Form 10-Q
period 1993-11-30
CIRCUIT CITY STORES INC
filed 1994-01-14
CIK 104599

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 1993

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from _________ to __________

                        Commission File Number  1-5767


                           CIRCUIT CITY STORES, INC.
            (Exact Name of Registrant as Specified in its Charter)

                     VIRGINIA                        54-0493875
            (State of Incorporation)              (I.R.S. Employer
                                                 Identification No.)

                 9950 MAYLAND DRIVE, RICHMOND, VIRGINIA  23233
             (Address of Principal Executive Offices and Zip Code)

                                (804) 527-4000
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ___X___   No ______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               CLASS                       OUTSTANDING AT DECEMBER 31, 1993
   Common Stock, par value $0.50                   96,023,247 Shares

An Index is included on Page 2 and a separate Index to Exhibits is included on Page 11.







                                 PAGE 1 OF 12
                  CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE
                                                                         NO.

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

                    Consolidated Balance Sheets -
                    November 30, 1993 and February 28, 1993                3

                    Consolidated Statements of Earnings -
                    Three Months and Nine Months
                    Ended November 30, 1993 and 1992                       4

                    Consolidated Statements of Cash Flows -
                    Nine Months Ended November 30, 1993 and 1992           5

                    Note to Consolidated Financial Statements              6


          ITEM 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                          7-10



PART II.  OTHER INFORMATION

          ITEM 6.   Exhibits and Reports on Form 8-K                      11





















                                 PAGE 2 OF 12
                             PART I.  FINANCIAL I
                         ITEM 1.  FINANCIAL STATEMENTS

                  CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)

                                          NOVEMBER 30, 1993   FEBRUARY 28, 1993
                                             (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                    $   40,656          $  141,412
Net accounts and notes receivable               188,198             120,448
Merchandise inventory                         1,013,224             515,771
Prepaid expenses and other current assets        23,936              13,270

Total current assets                          1,266,014             790,901

Property and equipment, net                     458,851             370,791
Deferred income taxes                           100,068              87,588
Other assets                                      7,742              13,650

TOTAL ASSETS                                 $1,832,675          $1,262,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt       $    1,832          $    1,828
Accounts payable                                826,333             278,348
Accrued expenses and other current
 liabilities                                     77,165              66,487
Accrued income taxes                             12,181              26,310

Total current liabilities                       917,511             372,973

Long-term debt excluding current
 installments                                    20,900              82,387
Deferred revenue and other liabilities          254,460             232,054

TOTAL LIABILITIES                             1,192,871             687,414

Stockholders' equity:
Common stock, $0.50 par value                    48,003              47,835
Capital in excess of par value                   59,755              54,540
Retained earnings                               532,046             473,141

TOTAL STOCKHOLDERS' EQUITY                      639,804             575,516

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                      $1,832,675          $1,262,930

SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.



                                 PAGE 3 OF 12
                  CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                 (Amounts in thousands except per share data)

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        NOVEMBER 30,            NOVEMBER 30,
                                      1993        1992       1993        1992
Net sales and operating revenues   $1,018,051   $805,426  $2,723,679  $2,171,517

Cost of sales, buying and
 warehousing                          755,473    584,201   2,005,271   1,567,629

Gross profit                          262,578    221,225     718,408     603,888

Selling, general and administrative
 expenses                             230,492    193,401     615,638     522,765

Interest expense                          926      1,424       2,294       2,603

Total expenses                        231,418    194,825     617,932     525,368

Earnings before income taxes           31,160     26,400     100,476      78,520

Provision for income taxes             11,700      9,768      35,819      29,054

Net earnings                       $   19,460   $ 16,632    $ 64,657  $   49,466

Weighted average common shares
and common share equivalents           97,452     96,679      97,522      96,578

Net earnings per share             $     0.20   $   0.17    $   0.66  $     0.51

Dividends paid per common share    $    0.020   $  0.015    $  0.060       0.045


SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.


















                                 PAGE 4 OF 12
                  CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                            (Amounts in thousands)
                                                           Nine Months Ended
                                                              November 30,
                                                           1993          1992
OPERATING ACTIVITIES:
Net earnings                                            $  64,657     $  49,466
Adjustments to reconcile net earnings to net
 cash used in operating activities:
 Depreciation and amortization                             39,542        30,100
 Loss on sale of property and equipment                       916           650
 eferred income taxes                                     (12,480)      (12,311)
 Increase in deferred revenue and other liabilities        22,406        25,628
 Increase in accounts and notes receivable                (67,750)       (7,554)
 Increase in merchandise inventory, prepaid expenses
   and other current assets                              (508,119)     (322,507)
 Decrease in other assets                                   5,908         3,857
 Increase in accounts payable, accrued expenses
  and other current liabilities                           272,534       168,896
NET CASH USED IN OPERATING ACTIVITIES                    (182,386)      (63,775)

INVESTING ACTIVITIES:
Purchases of property and equipment                      (192,231)     (145,080)
Proceeds from sale of property and equipment               63,713        39,570
NET CASH USED IN INVESTING ACTIVITIES                    (128,518)     (105,510)

FINANCING ACTIVITES:
Proceeds from issuance of short-term debt                 272,000       125,000
Principal payments on long-term debt                      (61,483)       (1,577)
Proceeds from issuance of common stock                      5,383         6,273
Dividends paid                                             (5,752)       (4,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES                 210,148       125,696

Decrease in cash and cash equivalents                    (100,756)      (43,589)
Cash and cash equivalents at beginning of year            141,412        71,451
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  40,656     $  27,862


SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.














                                 PAGE 5 OF 12
                  CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements conform to generally accepted accounting principles. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The consolidated financial statements included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1993 annual report to stockholders.









































                                 PAGE 6 OF 12
                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES AND OPERATING REVENUES AND GENERAL COMMENTS

Sales for the third quarter of fiscal 1994 were $1.02 billion, an increase of 26 percent over the same period last year. The total sales growth includes the sales from the 40 stores opened during the past year and a comparable store sales increase of 5 percent.

Comparable store sales increases for the third quarter and the first nine months of fiscal years 1993 and 1994 were as follows:

               FY'94           Third Quarter        Nine Months
           SEP  OCT  NOV       FY'94  FY'93         FY'94  FY'93
           4%   6%   6%         5%     8%            7%     6%

During the fourth quarter of fiscal 1994, the Company expects that comparable store sales growth could moderate from the year-to-date pace due to stronger prior year results and a high level of competition throughout most markets. Total sales growth also is expected to moderate during the fourth quarter, reflecting the change in comparable store sales increases and a store opening schedule that is similar to the prior year's.

Total sales by merchandise categories are listed below:

                         Third Quarter                  Nine Months
                 Fiscal 1994    Fiscal 1993      Fiscal 1994   Fiscal 1993
TV                   21%            24%              20%           23%
VCR                  17             18               17            18
Audio                20             20               21            20
Home Office          14              8               11             6
Other Electronics*   10             11               11            12
Appliances           18             19               20            21
TOTAL               100%           100%             100%          100%

*Includes such products as telephones, portable radios, tape players, car stereos and entertainment software.

Home Office continues to be the strongest growing product category, reflecting the Company's increased emphasis and the industry growth in this area.










                                 PAGE 7 OF 12
During the third quarter of fiscal 1994, the Company opened 26 stores, including 14 Superstores in Chicago, five Superstores in Boston, two Superstores in San Francisco, one Superstore each in San Diego and Los Angeles, and a replacement Superstore in Richmond. The Company also introduced a new prototype store designed to serve smaller trade areas. The first two of these stores, which are called Circuit City, are located in Harrisonburg, Va., and Fredericksburg, Va. They are approximately 15,000 square feet and carry electronics, major appliances and home office products. The table below details store openings:

                  Stores Open At End of Quarter       Estimate
                  Nov. 30, 1993   Nov. 30, 1992    Feb. 29, 1994   Feb. 28, 1993
Superstores            251            213              252             214
Circuit City             2              0                2               0
Electronics only         7              7                6               7
Mall Stores             37             39               37              39
TOTAL STORES           297            259              297             260

The Company recently introduced two new extended service warranty products issued by unrelated third parties. The first program provides in-home service that covers personal computer products. The Company began selling this program in November in most major markets. The second extended service warranty product is backed by insurance and covers electronics and major appliances. This program which began in December will be gradually introduced in highly competitive markets. Under both programs, the Company acts as a seller for the unrelated parties (the "warrantors") and has no contractual liability to the customer under the extended service warranty contracts nor any other material obligation to the customer or the warrantors. The Company will also continue selling its own extended service warranty contracts.

The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Company has realized more of its net sales and net earnings in the final fiscal quarter, which includes the Christmas season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

















                                 PAGE 8 OF 12
COST OF SALES, BUYING AND WAREHOUSING

The gross profit margin decreased to 25.8 percent in the third quarter of this year from 27.5 percent in the third quarter of fiscal 1993. For the nine-month period the gross profit margin was 26.4 percent this year versus 27.8 percent last year.

These lower margins reflect a high level of competition throughout most markets and an increase in computers as a percent of the total sales mix. Management expects that during the fourth quarter of fiscal 1994 these factors will continue to lower margins on a year-over-year basis.

In fiscal 1995, the Company plans to pursue a more aggressive marketing approach, particularly in highly competitive markets, which should result in reduced gross profit margins on a year-over-year basis.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES

Improvements in the Company's selling, general and administrative (SG&A) expense ratio, resulting from increased operating efficiency, the contribution from the Company's private-label credit card program and, for the nine months, more efficient advertising expenditures, have offset a portion of the gross margin pressure in fiscal 1994. The SG&A expense ratio improved to 22.6 percent in the third quarter of this year from 24.0 percent for the same quarter last year.
For the nine-month period ended November 30, 1993, the expense ratio was
22.6 percent versus 24.1 percent in the same period last year. The Company expects that during the fourth quarter, the favorable trend in SG&A rates will continue, but at a more moderate pace. This moderation reflects less rapid comparable store growth and the advertising expenses associated with two major new markets.

INTEREST EXPENSE

Interest expense for the third quarter of fiscal 1994 was $926,000 (0.1 percent of sales) compared to $1,424,000 (0.2 percent of sales) for the third quarter of last year. The decline in interest expense primarily reflects a lower average interest rate. This trend is expected to continue through the end of fiscal 1994.

INCOME TAXES

The Company's effective tax rate increased to 37.5 percent in the third quarter of fiscal 1994 compared with 37.0 percent in the same quarter last year. For the nine-month period ended November 30, 1993, the effective tax rate was 35.7 percent versus 37.0 percent in the same period last year. The decrease in the rate was due to the enactment of the Omnibus Tax Reconciliation Act of 1993 on August 12, 1993. The terms of the act produced an increase in the Company's deferred tax asset as prescribed by Statement of Financial Accounting Standards No. 109. The Company expects an effective tax rate of approximately 37.5 percent for the remainder of the fiscal year.




                                 PAGE 9 OF 12
NET EARNINGS

Net earnings for the quarter ended November 30, 1993, were $19.5 million, an increase of 17 percent from $16.6 million in the same quarter last year. Net earnings per share rose 18 percent to 20 cents from 17 cents.

Net earnings for the nine months ended November 30, 1993, increased 31 percent to $64.7 million from $49.5 million in the first nine months of last year. Including the favorable 2-cent impact from the increase in the statutory federal tax rate during the second quarter, net earnings per share rose 29 percent to 66 cents from 51 cents.

Due to a more aggressive marketing approach and increased costs associated with an acceleration in store expansion by approximately 50% over fiscal 1994, management anticipates no material earnings growth in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Total assets at November 30, 1993, were $1,832.7 million, up $569.7 million or 45 percent since February 28, 1993. The largest contributor to the asset increase was a $497.5 million inventory increase to support the holiday season sales and store openings. Property and equipment have increased by a net of $88.1 million since the end of fiscal 1993. This net increase is due largely to store openings. Net accounts and notes receivable have increased $67.8 million since February 28, 1993, mainly due to an increase in credit card accounts generated by the Company's credit card bank subsidiary. Cash has decreased by $100.8 million largely due to the payoff of $60 million of subordinated debt during the second quarter and the increase in merchandise inventory and property and equipment.

Accounts payable increased $548 million since the end of fiscal 1993 due primarily to a $223 million increase in merchandise and other payables and a $272 million increase in short-term debt. These increases reflect the purchase of inventory for the holiday season and for store expansions.

The Company expects to continue its long-term financing strategy during the remainder of fiscal 1994. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions and operating leases. The Company completed a sale-leaseback transaction for approximately $24 million in early December. At November 30, 1993, the Company maintained a multi-year $100 million unsecured revolving credit facility and $145 million in committed lines that are renewed annually with various banks. In addition, the Company also has access to other uncommitted lines.

The Company's credit card bank subsidiary has asset securitization facilities that allow the subsidiary to transfer up to $510 million of its receivables to a third party. Management anticipates increasing the amount of receivables securitized during the fourth quarter of fiscal 1994.





                                 PAGE 10 OF 12
                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
               Index to Exhibits:

               None


         (b)   Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended November 30, 1993.







































                                 PAGE 11 OF 12
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CIRCUIT CITY STORES, INC.
                                          (Company)




                                          By:  s/Richard L. Sharp
                                               Richard L. Sharp
                                               President and Chief
                                               Executive Officer



                                          By:  s/Michael T. Chalifoux
                                               Michael T. Chalifoux
                                               Senior Vice President and
                                               Chief Financial Officer



                                          By:  s/Keith D. Browning
                                               Keith D. Browning
                                               Corporate Controller and
                                               Chief Accounting Officer





January 13, 1994