Form 10-K
period 1994-02-28
CIRCUIT CITY STORES INC
filed 1994-05-31
CIK 104599

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 28, 1994
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to

                       Commission File No.: 1-5767

                        CIRCUIT CITY STORES, INC.
         (Exact name of Registrant as specified in its charter)

                VIRGINIA                                    54-0493875
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


           9950 MAYLAND DRIVE
              RICHMOND, VA                                    23233
 (Address of Principal Executive Offices)                  (Zip Code)

   Registrant's telephone number, including area code: (804) 527-4000

       Securities registered pursuant to Section 12(b) of the Act:
                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
     Common Stock, Par Value $.50                     New York Stock Exchange

  Rights to Purchase Preferred Stock,
      Series E, Par Value $20.00                      New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     On May 6, 1994, the Company had 96,068,810 common shares outstanding. The aggregate market value of the common shares held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was $1,743,560,880 based upon the closing price of these shares as reported by the New York Stock Exchange on May 6, 1994.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in Parts II, III, and IV of this Form 10-K Report: (1) Pages 17 through 31 of the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1994 (Parts II and IV) and (2) "Election of Directors," "Beneficial Ownership of Securities," "Executive Compensation, "Employment Agreements and Change-in-Control Arrangements," and "Compensation of Directors" in the May 13, 1994 Proxy Statement, furnished to shareholders of the Company in connection with the 1994 Annual Meeting of such shareholders
(Part III).                 TABLE OF CONTENTS



ITEM                                                           PAGE

PART I

 1.     Business                                                 3

 2.     Properties                                               9

 3.     Legal Proceedings                                       10

 4.     Submission of Matters to a Vote of Security Holders     10


PART II

 5.     Market for Company's Common Equity and Related
        Stockholder Matters                                     12

 6.     Selected Financial Data                                 12

 7.     Management's Discussion and Analysis of Results
        of Operations and Financial Condition                   12

 8.     Financial Statements and Supplementary Data             12

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                     12


PART III

10.     Directors and Executive Officers of the Company      11-13

11.     Executive Compensation                                  13
12.     Security Ownership of Certain Beneficial Owners
        and Management                                          13

13.     Certain Relationships and Related Transactions          13


PART IV

14.     Exhibits, Financial Statement Schedules and
        Reports on Form 8-K                                     14PART I

ITEM 1.     BUSINESS.

     Circuit City Stores, Inc. (the Company) was incorporated under the laws of Virginia in 1949. Its corporate headquarters is located at 9950 Mayland Drive, Richmond, Va. The Company's retail operations consist of Circuit City Superstores, Circuit City stores, Circuit City electronics-only stores and mall stores. Effective May 1, 1994, all Western region Superstore locations were transferred to and will operate as part of a wholly owned subsidiary called Circuit City Stores West Coast, Inc. The Company has a wholly owned credit card bank subsidiary, First North American National Bank, that extends consumer credit. In fiscal 1995, the Company will continue to test CARmax, a retail concept selling used cars.

     GENERAL.
     The Company is the nation's largest retailer of brand-name consumer electronics and major appliances. It sells video equipment, including televisions, video cassette recorders and camcorders; audio equipment, including home and car stereo systems, tape recorders, tape players and compact disc players; home office products, including personal computers, peripheral equipment and facsimile machines; other consumer electronics products, including telephones, portable radios and entertainment software; and microwave ovens. Most stores sell major appliances, including washers, dryers, refrigerators and ranges. Music software, which was introduced on a limited basis in fiscal 1993, was carried in approximately 145 stores at April 30, 1994.

     At April 30, 1994, the Company's retail operations were conducted in 293 locations nationwide. The Company's 252 Circuit City Superstores (ranging in size from approximately 15,000 square feet to 44,000 square feet, but predominantly between 27,000 and 32,000 square feet) sell a full line of consumer Circuit City electronics, personal computers and major appliances. The Company's seven Circuit City electronics-only stores (ranging in size from 4,000 square feet to 15,000 square feet) offer the Company's full line of consumer electronics and a limited selection of major appliances. In fiscal 1994, the Company also introduced a new store prototype (approximately 15,000 square feet) designed to serve smaller trade areas. These stores, which are called Circuit City, are approximately half the size of a Superstore but carry extensive product selections in all major categories. The Company's 32 mall stores (ranging in size from 2,000 to 4,000 square feet) are located in shopping malls and primarily carry small gift-oriented consumer electronics products. The mall stores operate predominately under the Circuit City Express name.

     Each of the Company's store locations follows detailed operating procedures and merchandising programs. Included are procedures for inventory maintenance, advertising, customer relations, store administration, display of merchandise, security and demonstration and sale of products. Each store carries a standard line of products selected at the corporate level and supplied directly to the stores by the Company's regional warehouse distribution facilities.

     RETAIL.
     EXPANSION. The Company's expansion strategy is based on two principles: regional concentration and clear market leadership. The Company attempts to minimize the expense and effort of growth by concentrating its resources in compact areas of substantial opportunity.

     The Company's three-year expansion plan for fiscal 1995 through 1997 includes approximately 180 Superstores and will move Circuit City into every major metropolitan market in the United States except New York. The Company also expects to open approximately 20 Circuit City stores designed to serve smaller trade areas.

     In fiscal 1995, the Company plans to open approximately 60 Superstores in new and existing markets. In the first quarter of fiscal 1995, the Company entered the Minneapolis, Minn. market. The Company also expects to enter the following markets: Kansas City, Kan.; New Orleans, La.; Little Rock, Ark.; Seattle, Wash.; Portland, Ore.; and Cleveland, Ohio. In each regional area, stores are typically clustered within approximately 500 miles of an automated electronics distribution center. The Company currently operates seven automated electronics distribution centers. Smaller appliance warehouses are located closer to certain stores to facilitate replenishment of merchandise and to minimize freight costs. In fiscal 1995, the Company plans to open an additional automated electronics distribution center in Chehalis, Wash., (Western region).

     The Company's goal is to secure the leading market share in each market it serves. The benefits of this approach include improving competitive position, maximizing sales and improving net profit margins since costs,
especially advertising, are reduced as a percentage of sales.     THE CENTRAL
REGION. During fiscal 1992, the Company opened one Superstore in the Charlotte, N.C., market; one in the Philadelphia, Penn., market; and another in the Cincinnati, Ohio, market. A Superstore was replaced in the Norfolk, Va., market. Also, a Superstore replaced an electronics-only store in the Roanoke, Va., and Washington, D.C., markets.

     During fiscal 1993, the Company replaced electronics-only stores with Superstores in the Washington, D.C., and Norfolk, Va., markets; and added one Superstore each in the Philadelphia, Penn., and Richmond, Va., markets.

     During fiscal 1994, the Company entered the Chicago, Ill., market by opening 18 Superstores. It also opened 13 Superstores in the Boston, Mass., market. One Superstore was replaced in the Richmond, Va., market and one new Superstore was opened in the Philadelphia, Penn., market. In addition, the Company's first two prototype stores for smaller trade areas were opened in Fredericksburg and Harrisonburg, Va.

     THE SOUTHERN REGION. During fiscal 1992, the Company opened one Superstore in the St. Louis, Mo., market and one in the Tampa, Fla., market. Another Superstore replaced an electronics-only store in the Savannah, Ga., market. Also, during fiscal 1992, the Company entered three new Texas markets. Six Superstores opened in the Houston market, seven in the Dallas/Fort Worth market and two in the Austin market.

     During fiscal 1993, the Company opened one Superstore each in the Gainesville, Orlando, Tampa, and Pensacola, Fla., markets. It replaced electronics-only stores in the Macon and Columbus, Ga., markets with one Superstore each. One Superstore each opened in the Baton Rouge, La., and Tulsa, Okla., markets, and three Superstores opened in the Oklahoma City, Okla., market. The Company expanded its presence in Texas by opening two Superstores in the Dallas/Fort Worth market, two Superstores in the San Antonio market, and one each in the Corpus Christi and McAllen markets.

     No additional stores opened in fiscal 1994.

     THE WESTERN REGION. During fiscal 1992, the Company opened two Superstores in the Los Angeles, Calif., market. The Company also opened one Superstore in the San Diego, Calif., market.

     During fiscal 1993, the Company opened one Superstore each in the Tucson, Ariz.; San Diego, Palm Springs, Fresno, Salinas, and San Francisco, Calif., markets; and three in Los Angeles, Calif., market.

     During fiscal 1994, the Company opened one Superstore each in the Tucson, Ariz.; San Diego, and Los Angeles, Calif., markets; and two in the San Francisco, Calif., market.

     MALL STORES. During fiscal 1992, the Company opened 21 mall stores under the name Impulse, including one replacement store in Richmond, Va. The remaining new locations were in shopping malls in California (five stores), Maryland (three stores), Illinois (two stores), New York (two stores), New Jersey, Virginia, Pennsylvania, New Hampshire, Missouri, Arizona, Ohio and the District of Columbia (one store each).

     During fiscal 1993, the Company opened five mall stores under the name Impulse. The new stores were located in shopping malls in California (two stores), New York, Massachusetts and New Jersey (one store each).

     During fiscal 1994, the Company closed five stores that were located in underperforming malls -- one each in Maryland, Florida and New Jersey and two in California. It also changed the name of most remaining stores to Circuit City Express. The change will allow the stores to benefit from consumer recognition of the Circuit City name.

     In fiscal 1995, the Company plans to close several more mall locations but may also open new stores, depending upon the availability of appropriate real estate.

     MERCHANDISING. Because the Company believes that local markets have individual characteristics which vary greatly by the advertising, merchandising and pricing strategies of competitors, it has organized its merchandising function to focus upon markets with similar competitive conditions. The Company's operating regions benefit from a centralized buying organization. The central buying reduces costs by purchasing in large volumes, structures a sound basic merchandising program, and is supported by advanced management information and distribution systems.

     The Company's merchandising strategy emphasizes a broad selection of products, price ranges and new products. Merchandise mix and displays are controlled centrally in an effort to insure a high level of consistency from store to store within each market. Merchandise pricing and selling strategies vary by market to reflect competitive conditions.

     Although suggested retail prices are established by the Company's central merchandising departments, each store manager is responsible for shopping the local competition on a regular basis and has the authority to adjust retail prices to meet market conditions. As part of its competitive strategy, the Company advertises low prices and provides each customer with a low-price guarantee. The Company will beat any legitimate price from a local competitor stocking the same new item in a factory-sealed box. If a customer finds a lower price, including the Company's own sales price, within 30 days, the Company will refund 110 percent of the difference to the customer.

     The Company staffs its stores with commissioned sales counselors, support personnel (cashiers and stockmen), a store manager, one or more sales managers and, in larger stores, an operations manager. Extensive internal education programs are conducted at its Richmond, Chicago, Atlanta, Miami, Dallas, Los Angeles, and San Francisco regional training centers. These programs train sales counselors in the Company's operations and enable them to demonstrate superior product knowledge as well as develop good salesmanship practices. The programs are continually updated. They include videotapes made in the Company's own studios and for all new sales counselors a week of classroom training sessions at its regional training centers. Including in-store training, the counselors' initial training program lasts up to five weeks in new markets and approximately two weeks in existing markets. In addition, on-going training and informational classes, some of which include visits by manufacturers' representatives to explain new products, are generally held once or twice a week at each store. The Company also uses flyers and other written materials to provide ongoing information to its sales force on products and marketing techniques.

     To measure the Company's customer service record and ultimately the strength of its customer relationships, over 25,000 telephone surveys are conducted every month. These surveys cover all aspects of the Circuit City experience including product selection and purchase, home delivery, automotive installation centers and product repair. The surveys track the quality of service delivered at each location and enable the Company to quickly address any identified issues. Equally important, the survey process helps discover opportunities for improvement and rapidly test and refine changes before rolling them out to all locations.

     The table below shows the percentage of merchandise sales for each major product group for each of the last five fiscal years. The percentage of sales contributed by each product group is affected by store type, promotional activities, consumer trends and the development of new products. Because these percentages change continually, historical percentages may not be indicative of future results.

                      SALES BY MERCHANDISE CATEGORY
                  FISCAL YEARS ENDED FEBRUARY 28 OR 29
     CATEGORY:            1994     1993     1992     1991     1990

     Television            20%      23%      23%      24%      24%
     VCR/Camcorders        17       19       20       22       23
     Audio                 21       20       21       22       22
     Home Office*          12        7        5       N/A     N/A
     Appliances            18       19       19       18       19
     Other Electronics**   12       12       12       14       12
       Total              100%     100%     100%     100%     100%

* Home Office electronics are included in "other electronics" in fiscal 1990 and 1991.
** Other electronics include such products as telephones, portable radios, portable tape players and entertainment software.

     Computerized point-of-sale (POS) registers in each store communicate data to host computers, where the information is used to manage inventory investment and to restock distribution centers and store inventories. The POS system automatically notifies the merchandising department when inventory of specific products needs to be replenished without individual stores having to place reorders. Additionally, the POS system provides store personnel with automatic price verification, inventory status and charge card and check verification. The system provides the regional and corporate headquarters' staff with extensive management reports, sales accounting information,
perpetual inventory record keeping, payroll and cash management data.     By
the end of fiscal 1993, the Company's new proprietary Customer Service Information System (CSIS) had been installed in all of the Company's stores. This system maintains an on-line history of customer purchases and enables the Company to better assist individuals with future purchases by ensuring that new products can be integrated with existing products in the home. It also facilitates product returns and product repair. In addition, this system supports Answer CitySM, a toll-free phone service introduced in fiscal 1993. Answer CitySM provides the Company's customers with access to skilled product specialists. From their homes, customers can receive immediate answers to basic questions regarding product usage and installation. This service is only available to Circuit City customers.

     In fiscal 1994, store systems and procedures were modified to provide "one-stop shopping." One-stop shopping enables the customer to complete the entire transaction with his or her sales counselor. One-stop simplifies the buying experience for the customer and generates considerable labor savings through reduced support staff requirements in the stores. At year-end, one-stop was available in approximately 75 percent of the Company's stores. It will be available in over 95 percent of the stores by the end of fiscal 1995.

     In fiscal 1995, the Company's new store design features a more open floor plan and higher ceilings that emphasize the Company's merchandise selection. These design changes highlight the vast assortment that the Company carries in all product categories.

     ADVERTISING. The Company relies on considerable amounts of advertising and promotion to stimulate Superstore, Circuit City store, and electronics-only store sales. Expenditures for these items were 5.1 percent of sales in fiscal 1994 (5.3 percent and 6.1 percent in fiscal 1993 and 1992, respectively). The improvement in advertising as a percent to sales was largely due to efficiencies achieved through in-house production, creative development and media buying. Automated production equipment and computerized data bases facilitate these processes. Also, as the Company's market share expands in existing markets, the sales from these new stores improve the efficiency of existing advertising expenditures. These same efficiencies will be evidenced in the Company's expansion into smaller trading areas, as existing television advertising in neighboring markets already reaches many of these areas. The Company primarily uses print advertising, including multi-page vehicles and run-of-press newspaper ads, for Superstore, Circuit City and electronics-only store advertising. The Company emphasizes the use of multi-page vehicles to allow a more extensive presentation of the broad selection of products and price ranges it carries. These multi-page vehicles are generally distributed in newspapers but are, in some cases, mailed directly to residences outside the newspapers' area of circulation. Print advertising is supplemented in varying degrees in local markets by radio and television commercials.

     DISTRIBUTION. The Company currently operates automated electronics distribution centers in Doswell, Va.; and Louisville, Ky. (Central region); Atlanta, Ga.; Orlando, Fla.; and Dallas, Texas (Southern region); City of Industry and San Francisco, Calif. (Western region). These centers are designed to serve stores within a 500-mile range and utilize conveyor systems with laser barcode scanners to reduce labor requirements, prevent inventory damage and maintain tight inventory control. The Company also operates smaller distribution centers handling primarily appliances and larger electronics products. The Company believes that the use of the distribution centers enables it to efficiently distribute a broad selection of merchandise to its stores, reduce inventory requirements at individual stores, benefit from volume purchasing and maintain accounting control. Virtually all of the Company's Superstore, Circuit City store, and electronics-only store merchandise is distributed through its distribution centers.

     SERVICE. The Company offers service and repair for nearly all of the products it sells. For an additional charge, customers are offered extended warranty plans on the merchandise it sells.

     The Company has 23 regional, factory-authorized repair facilities. The Company opened three service centers in fiscal 1994 -- one each in Chicago, Ill.; Boston, Mass.; and Tampa, Fla. In addition, a regional service center opened in Minneapolis, Minn., in the first quarter of fiscal 1995. To meet customer needs, merchandise needing service or repair usually is moved by truck from the stores to the Company's nearest regional service facility and is returned to the customer at the store after repair. The Company also has in-home technicians who service large items not conveniently carried to a store.

     Extended warranty plans extend coverage beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. In fiscal 1994, the Company introduced two third-party extended warranty plans. The first of these programs provides in-home service, rather than the in-shop service commonly available in the marketplace, for most personal computer products, including peripheral equipment. This program is provided by General Electric Company, which has a large-scale operation in place to honor these commitments, and is
available in virtually all markets.     The second third-party program covers
consumer electronics and major appliances and offers extended service programs backed by insurance from Virginia Surety Company, Inc., a subsidiary of AON Corporation. Virginia Surety carries an A.M. Best Company rating of superior (A+). This program is being introduced in highly competitive markets.

     The Company sells its own extended warranty contracts in markets where the third-party programs have not been introduced.

     SUPPLIERS. During fiscal 1994, the Company's 10 largest suppliers accounted for approximately 58 percent of merchandise purchased by the Company. The Company's major suppliers include Sony, Thomson, JVC, Panasonic, Whirlpool, Zenith, G.E. Appliances, Kenwood, Sanyo-Fisher, and Hitachi. Brand-name advertised products are sold by all of the Company's retail locations. The Company has no significant long-term contracts for the purchase of merchandise.

     In the past, the Company has not experienced any significant difficulty obtaining satisfactory sources of supply and believes that adequate sources of supply exist for the types of merchandise sold in its stores.

     COMPETITION. The brand-name consumer electronics and major appliance business engaged in by the Company is highly competitive. The Company's competitors include other full-service retailers, self-service retailers, specialty retailers with differing product selections and services, general merchandise retailers and local independent operators. Over the past three years, the Company's competition has shifted to include more self-service retailers, who offer a more limited product selection but at highly competitive prices.

     The Company uses pricing, selection and service to differentiate itself from the competition. As part of its competitive strategy, the Company strives to maintain highly competitive prices and offers every customer the low price guarantee previously described. The Company's Superstores offer a broad product selection that includes 3,200 to 3,600 name-brand items, depending on the selling square footage of the Superstore. Professionally trained sales counselors, convenient credit options, factory-authorized product repair, home delivery, installation centers for automotive electronics, a toll-free product support line and a 30-day return policy reflect the Company's strong commitment to customer service.

     SEASONALITY. Like other retail businesses, the Company's sales are greater in the fourth quarter of the fiscal year than in other periods of the fiscal year because of holiday buying patterns. A corresponding pre-seasonal inventory build-up is associated with this sales volume. This build-up results in a lower ratio of fixed costs to sales and produces a higher ratio of operating income to sales in the fourth fiscal quarter. The Company's sales for the fourth fiscal quarter (which includes the Christmas season) were $1,406,736,000 in fiscal 1994, $1,098,252,000 in fiscal 1993, and
$903,325,000 in fiscal 1992 and represented approximately 34 percent of sales for fiscal 1994 and 1993, and 32 percent of sales for fiscal 1992.

     CONSUMER CREDIT. Because of the relatively high cost of consumer electronics, personal computers and major appliances, the Company's business is affected by consumer credit availability, which varies with the state of the economy and the location of a particular store. In fiscal 1994, approximately 19 percent of the Company's total sales were made through its private-label credit card and 39 percent through third-party credit sources.

     FIRST NORTH AMERICAN NATIONAL BANK.
     As previously discussed, credit availability is important to the Company's business. The Company established a subsidiary in fiscal 1991 to handle its private-label credit card business. First North American National Bank (FNANB) received its national credit card bank charter on November 19, 1990. The credit card bank subsidiary is headquartered in Marietta, Ga.

     FNANB's credit extension and collection operations are fully automated with state-of-the-art technology. This technology aids FNANB's aggressive collection philosophy, which is comprised of early and frequent contact with delinquent customers.

     In fiscal 1994, the Company continued to experience improved customer credit availability while FNANB maintained prudent standards for granting credit. The Company believes this increased credit availability contributed
to the Company's comparable stores sales growth.     In addition to increased
credit availability, this credit program provides the Company with additional marketing opportunities, including direct mail campaigns to credit card customers and special financing programs for promotions. The new credit program also enhances the Company's customer service philosophy. Interfacing the credit card bank subsidiary with the Company's POS system has produced a more rapid customer credit approval process. A customer's application can be electronically scored and qualified customers receive approval within five minutes of input at a store.

     FNANB sells receivables generated by the private-label credit programs to non-affiliated entities under asset securitization programs with a capacity as of February 28, 1994, of $630 million. The Company expects that receivables generated in the future will be financed under these or similar securitization programs.

     EMPLOYEES.
     On April 30, 1994, the Company had 14,400 hourly and salaried employees and 9,300 sales employees working on a commission basis, or on a drawing account against which commissions are applied on a combination of commissions and salary. Additional personnel are employed during peak selling seasons. Management of the Company considers its relationship with its employees to be good. None of the Company's employees is subject to a collective bargaining
agreement.ITEM 2.     PROPERTIES.

     At April 30, 1994, the Company operated 293 retail locations, most of which are located in or near major shopping centers in cities with populations in excess of 165,000 in the Central, Southern, and Western regions. The stores are all operated as either Circuit City Superstores, Circuit City stores, Circuit City electronics-only stores, or mall stores.

     The following table summarizes the Company's stores (opened and planned) as of April 30, 1994:

                                                                                 In Various Stages
                                    Open for Business                             of Development
                                  Circuit                                       Circuit
                           Super-    City        Electronics   Mall     Super-      City    Electronics      Mall
                        stores    Stores        Only       Stores    stores     Stores       Only        Stores
   Alabama                    5         -            -           -        -           -           -            -
Arizona                    6         -            -           2        2           -           -            -
Arkansas                   -         -            -           -        2           -           -            -
California                64         -            -           4        4           -           -            -
Delaware                   -         -            -           1        1           -           -            -
District of Columbia       -         -            -           1        -           -           -            -
Florida                   30         -            -           1        3           -           -            -
Georgia                   11         -            -           -        3           -           -            -
Illinois                  18         -            -           2        4           -           -            -
Indiana                    1         -            1           -        1           -           -            -
Kentucky                   5         -            -           -        -           -           -            -
Louisiana                  1         -            -           -        4           -           -            -
Massachusetts              9         -            -           4        1           -           -            -
Maryland                  10         -            3           4        1           -           -            -
Minnesota                  -         -            -           -        7           -           -            -
Missouri                   6         -            -           1        4           -           -            -
Nevada                     3         -            -           -        -           -           -            -
New Hampshire              4         -            -           1        -           -           -            -
New Jersey                 4         -            -           1        -           -           -            -
New York                   -         -            -           3        -           -           -            -
North Carolina            10         -            -           -        -           -           -            -
Ohio                       3         -            -           1        3           -           -            -
Oklahoma                   4         -            -           -        -           -           -            -
Oregon                     -         -            -           -        5           -           -            -
Pennsylvania               7         -            -           1        -           -           -            -
Rhode Island               1         -            -           -        -           -           -            -
South Carolina             5         -            -           -        -           -           -            -
Tennessee                  8         -            1           -        1           -           -            -
Texas                     21         -            -           1        8           2           -            -
Virginia                  16         2            -           4        -           1           -            -
Washington                 -         -            -           -        4           -           -            -
West Virginia              -         -            2           -        -           -           -            -
                         252         2            7          32       58           3           -            -

     Of the stores open at April 30, 1994, the Company owns seven stores and leases the remaining 286 stores. Four of the owned stores are financed by Industrial Development Revenue Bonds that are collateralized by the applicable land, building, and equipment.

     For information with respect to obligations for leases, see note 7 of the Notes to Consolidated Financial Statements, on pages 29 and 30 of the Company's 1994 Annual Report to Stockholders, which is incorporated herein by reference.

     The following table summarizes store properties in various stages of development at April 30, 1994:

                                                        Range of
                       Number of Stores            Expiration Dates of
                       Owned     Leased           Initial Lease Term (a)

Superstores             16         42                   2009-2016
Circuit City stores      2          1                     2009
                        18         43

     (a)     Many of the leases contain renewal options.


     The Company owns the land but leases the building in which its corporate headquarters is located at 9950 Mayland Drive, Richmond, Va.

     The Company owns a 388,000 square-foot consumer electronics/appliance distribution center in Doswell, Va., and a 387,000 square-foot consumer electronics/appliance distribution center in Atlanta, Ga. These two distribution centers have been financed with Industrial Development Revenue Bonds.

     In addition to the aforementioned properties, the Company also owns one location used for additional office space and one location leased to others.

     In addition to the above described facilities, the Company also leases either warehouses, offices or service facilities in Nashville, Tenn.; Miami, Orlando and Tampa, Fla.; Atlanta, Ga.; Louisville, Ky.; Charlotte and Greensboro, N.C.; Landover, Columbia and Frederick, Md.; Norfolk and Richmond, Va.; Los Angeles and San Francisco, Calif.; Dallas and Houston, Texas; Boston Mass.; Chicago, Ill.; Phoenix, Ariz.; St. Louis, Mo.; and Philadelphia, Penn.


ITEM 3.     LEGAL PROCEEDINGS.

     Because of the nature of the Company's businesses, the Company is a party to various legal proceedings that are incidental to its business. Management believes, after consultation with legal counsel, that the outcome of these proceedings will not have a material adverse effect upon the financial condition or results of operations of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth
quarter of the fiscal year ended February 28, 1994.     EXECUTIVE OFFICERS OF
THE COMPANY. The following table identifies the present executive officers of the Company. The Company is not aware of any family relationship between any executive officers of the Company. All executive officers are generally elected annually and serve for one year or until their successors are elected and qualify. The next election of officers will occur in June 1994.

             NAME             AGE                  OFFICE

       Richard L. Sharp        47       President and Chief Executive Officer

       Walter E. Bruckart      57       Executive Vice President
                                        - Merchandising

       Richard S. Birnbaum     41       Executive Vice President
                                        - Operations

       W. Stephen Cannon       42       Senior Vice President and
                                        General Counsel

       Michael T. Chalifoux    47       Senior Vice President,
                                        Chief Financial Officer and
                                        Corporate Secretary

       John A. Fitzsimmons     51       Senior Vice President
                                        - Administration

       W. Austin Ligon         43       Senior Vice President - Corporate
                                        Planning and Communications

       William E. Zierden      55       Senior Vice President
                                        - Human Resources

       Raymond M. Albers       52       Vice President and
                                        Chief Information Officer

     Mr. Sharp is a director and a member of the Company's executive committee. He joined the Company in 1982 as executive vice president and was elected president in 1984 and chief executive officer in 1986.

     Mr. Bruckart was elected executive vice president - merchandising of the Company in May 1989. He joined the Company in 1968 and was elected assistant vice president in 1975, vice president in 1977 and senior vice president in 1980.

     Mr. Birnbaum joined the Company in 1972. He was elected vice president in 1985, Central division president in 1986, senior vice president - marketing in 1991, and executive vice president - operations in 1994.

     Mr. Cannon joined the Company in April 1994 as senior vice president and general counsel. He was a partner in Wunder, Diefenderfer, Cannon & Thelen, a Washington, D.C., law firm, from 1986 until he joined the Company.

     Mr. Chalifoux is a director and a member of the Company's executive committee. He joined the Company in 1983 as corporate controller and was elected vice president and chief financial officer in 1988. He was elected
senior vice president in 1991 and became corporate secretary in 1993.     Mr.
Fitzsimmons joined the Company in 1987 as senior vice president - administration. He was senior vice president of administration of the Marshall's Division of Melville Corporation from 1980 to 1987.

     Mr. Ligon joined the Company in 1990 as vice president - corporate planning and communications. He was elected senior vice president - corporate planning and communications in 1991. Prior to joining the Company, he served in various capacities with Marriott Corporation.

     Mr. Zierden joined the Company in 1984 as vice president - human resources. He was elected senior vice president - human resources in 1989.

     Mr. Albers joined the Company in 1989 as vice president and chief information officer. He was vice president of information systems for Target Stores, a division of Dayton Hudson Corporation, from 1982 to 1989.


                                 PART II

     With the exception of the information incorporated by reference from the 1994 Annual Report to Stockholders in Item 2, of Part I and Items 5, 6, 7 and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1994 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

     Incorporated herein by reference is the information appearing under the heading "Common Stock" on page 21 of the Company's 1994 Annual Report to Stockholders.

     As of May 6, 1994, there were 7,624 holders of the Company's common stock.

ITEM 6.     SELECTED FINANCIAL DATA.

     Incorporated herein by reference is the information appearing under the heading "Reported Historical Information" on page 17 of the Company's 1994 Annual Report to Stockholders.

     The Company adopted FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," as of March 1, 1990. The cumulative effect of adoption was a reduction in earnings of $53,500,000, net of tax benefit, ($0.58 per share) in fiscal 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
     Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 17 through 21 of the Company's 1994 Annual Report to Stockholders, except for the information appearing on page 21 of such Annual Report under the heading "Common Stock."

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Incorporated herein by reference is the information appearing under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report," on pages 22 through 31 of the Company's 1994 Annual Report to Stockholders. Incorporated herein by reference is the information appearing under the heading "Note 10. Quarterly Financial Data (Unaudited)" on page 30 of the Company's 1994 Annual Report to Stockholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.                      PART III


     Certain information required by Part III is omitted from this Report in that the Company will file a definitive proxy statement pursuant to Regulation 14A (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference.

     With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11 and 12 of Part III and exhibits 10(g) and 10(v) of this Form 10-K, the Company's Proxy Statement dated May 13, 1994, is not to be deemed filed as a part of this Report.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information concerning the Company's directors required by this Item is incorporated by reference to the section entitled "Election of Directors" appearing at pages 1 through 3 of the Company's Proxy Statement dated May 13, 1994.

     The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Company."


ITEM 11.     EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation," "Employment Agreements and Change-In-Control Arrangements," and "Compensation of Directors," appearing at pages 7 through 9 and pages 12 and 13 of the Company's Proxy Statement dated May 13, 1994.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Securities" appearing at pages 4 and 5 of the Company's Proxy Statement dated May 13, 1994.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None.

                                 PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Report:
       1. Financial Statements. The following Consolidated Financial Statements of Circuit City Stores, Inc. and subsidiaries and the related Independent Auditors' Report are incorporated by reference to pages 22 through 31 of the Company's 1994 Annual Report to Shareholders:

             Consolidated Statements of Earnings for the fiscal years ended February 28, 1994, February 28, 1993 and February 29, 1992.

             Consolidated Balance Sheets at February 28, 1994 and 1993.

             Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1994, February 28, 1993, and February 29, 1992.

             Consolidated Statements of Stockholders' Equity for the fiscal years ended February 28, 1994, February 28, 1993, and
             February 29, 1992.
             Notes to Consolidated Financial Statements.
             Independent Auditors' Report.

       2. Financial Statement Schedules. The following financial statement schedules of Circuit City Stores, Inc. for the fiscal years ended February 28, 1994, February 28, 1993, and
             February 29, 1992, are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Circuit City Stores, Inc.:

                 II     Amounts Receivable from Related Parties     S-1
                 V      Property, Plant and Equipment               S-2
                 VI     Accumulated Depreciation and Amortization
                        of Property, Plant and Equipment            S-3
                 VIII   Valuation and Qualifying Accounts and
                        Reserves                                    S-4
                        Independent Auditors' Report on Financial
                        Statement Schedules                         S-5

                 Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

       3. EXHIBITS. The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

(b)    REPORTS ON FORM 8-K.

       The Company did not file any reports on Form 8-K during the last fiscal quarter covered by this Report.


                                                                S-1

                               SCHEDULE II

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                 AMOUNTS RECEIVABLE FROM RELATED PARTIES



                      BALANCE AT
BALANCE AT
                      BEGINNING                  REDUCTIONS/             END
OF YEAR
NAME OF DEBTOR         OF YEAR     ADDITIONS      PAYMENTS        CURRENT
   NON-CURRENT


Year Ended
February 29, 1992:

- - -None-

Year Ended
February 28, 1993:

Leonard Kaplan        $      -     $111,750(a)   $      -         $111,750
   $       -

Robert Timbrook       $ 45,000     $ 60,000(a)   $ 79,178         $ 25,822
   $       -

Year Ended
February 28, 1994:

Leonard Kaplan        $111,750     $       -     $111,750      $     -
   $       -

Robert Timbrook       $ 25,822    $       -     $ 25,822         $     -
   $       -




(a) This indebetdness is represented by an interest bearing demand note.


                                                                  S-2

                               SCHEDULE V

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                      PROPERTY, PLANT AND EQUIPMENT
                         (AMOUNTS IN THOUSANDS)



                               BALANCE AT                        BALANCE AT
                               BEGINNING   ADDITIONS  RETIREMENT   END OF
        DESCRIPTION             OF YEAR     AT COST    OR SALES     YEAR

YEAR ENDED FEBRUARY 29, 1992:
Land & Buildings               $172,158    $ 56,534    $111,042    $117,650
Furniture & Equipment           126,263      35,182       3,791     157,654
Leasehold Improvements          145,435      17,874       1,380     161,929
     TOTAL                     $443,856    $109,590    $116,213    $437,233


YEAR ENDED FEBRUARY 28, 1993:
Land & Buildings               $117,650     $98,673     $81,670    $134,653
Furniture & Equipment           157,654      53,273      12,730     198,197
Leasehold Improvements          161,929      37,703      15,949     183,683
     TOTAL                     $437,233    $189,649    $110,349    $516,533



YEAR ENDED FEBRUARY 28, 1994:
Land & Buildings               $134,653    $126,937    $128,942    $132,648
Furniture & Equipment           198,197      87,519       2,905     282,811
Leasehold Improvements          183,683      37,800         389     221,094
     TOTAL                     $516,533    $252,256    $132,236    $636,553


                                                                    S-3

                               SCHEDULE VI

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                         (Amounts in thousands)



                                BALANCE AT                        BALANCE AT
                                 BEGINNING  ADDITIONS  RETIREMENT   END OF
     DESCRIPTION                  OF YEAR    AT COST    OR SALES     YEAR

YEAR ENDED FEBRUARY 29, 1992:
Buildings                        $ 15,030   $  4,001   $  4,869   $ 14,162
Furniture & Equipment              45,397     21,094        613     65,878
Leasehold Improvements             27,977     10,625        713     37,889
     TOTAL                       $ 88,404   $ 35,720   $  6,195   $117,929


YEAR ENDED FEBRUARY 28, 1993:
Buildings                        $ 14,162   $  3,603   $    396   $ 17,369
Furniture & Equipment              65,878     26,765     11,896     80,747
Leasehold Improvements             37,889     11,337      1,600     47,626
     TOTAL                       $117,929   $ 41,705   $ 13,892   $145,742


YEAR ENDED FEBRUARY 28, 1994:
Buildings                        $ 17,369   $  4,221    $   467   $ 21,123
Furniture & Equipment              80,747     37,382      1,500    116,629
Leasehold Improvements             47,626     13,409        330     60,705
     TOTAL                       $145,742    $55,012    $ 2,297   $198,457


                                                                         S-4

                              SCHEDULE VIII

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         (Amounts in thousands)



                                 BALANCE AT  CHARGED    CHANGE    BALANCE AT
                                 BEGINNING      TO        IN        END OF
     DESCRIPTION                  OF YEAR    INCOME     RESERVE      YEAR

Reserves deducted from
 assets to which they apply:


YEAR ENDED FEBRUARY 29, 1992:
Allowance for doubtful accounts    $  835     $3,796   $(1,300)    $3,331


YEAR ENDED FEBRUARY 28, 1993:
Allowance for doubtful accounts    $3,331     $2,498   $  (580)    $5,249


YEAR ENDED FEBRUARY 28, 1994:
Allowance for doubtful accounts    $5,249     $4,604   $(3,002)    $6,851

                                                                  S-5


                    [LETTERHEAD OF KPMG PEAT MARWICK]


      INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES






The Board of Directors
Circuit City Stores, Inc.:

Under date of April 4, 1994, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 28, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended February 28, 1994, as contained in the February 28, 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended February 28, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14(a)2 of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1(G) to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal 1993.



s/KPMG PEAT MARWICK


Richmond, Virginia
April 4, 1994




                               SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CIRCUIT CITY STORES, INC.
                             (Registrant)



                             By  s/Richard L. Sharp
                             Richard L. Sharp
                             President and
                             Chief Executive Officer




                             By  s/Michael T. Chalifoux
                             Michael T. Chalifoux
                             Senior Vice President,
                             Chief Financial Officer and
                             Corporate Secretary




                             By  s/Keith D. Browning
                             Keith D. Browning
                             Corporate Controller and
                             Chief Accounting Officer


                        CIRCUIT CITY STORES, INC.
                       ANNUAL REPORT ON FORM 10-K
                            INDEX TO EXHIBITS

(3)  Articles of Incorporation and Bylaws                        EXHIBIT

     (a) Amended and Restated Articles of Incorporation of the Company, effective January 27, 1990, filed as
           Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) are expressly incorporated herein by this reference.

     (b) Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company effective February 26, 1993, filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) are expressly incorporated herein by this reference.

     (c)   Bylaws of the Company, as amended and restated
           April 15, 1994, are filed herewith.                     A


(4)  Instruments Defining the Rights of Security Holders,
     Including Indentures

     (a) Rights Agreement dated April 29, 1988, between the Company and Crestar Bank, as Rights Agent, filed as Exhibit (2) to Company's Form 8-A Registration Statement (File No. 1-5767) filed on May 23, 1988, is expressly incorporated herein by this reference.

     (b) $100,000,000 Credit Agreement dated June 30, 1992, between the Company, Crestar Bank, NationsBank of Virginia, N.A., Bank of America, N.T. & S.A. and Signet Bank/Virginia. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, Registrant agrees to furnish a copy of such agreement to the Commission upon request.

     (c) Pooling and Servicing Agreement dated as of February 1, 1992, among the Company, First
           North American National Bank and Bankers Trust Company, as Trustee, filed as Exhibit 10(ff) to Company's Annual Report on Form 10-K for fiscal year ended February 29, 1992, (File No. 1-5767) is expressly incorporated herein by this reference.

     (d)   Amendment No. 1 dated as of February 4, 1994,           B
           to Pooling and Servicing Agreement dated as of February 1, 1992, among the Company, First
           North American National Bank and Bankers Trust
           Company, as Trustee, is filed herewith.

      (e) Letter of Credit Reimbursement Agreement dated as of February 18, 1992, among the Company, First North American National Bank, The Long-Term Credit Bank of Japan, Limited, New York Branch, as Agent, and the Letter of Credit Banks named therein, filed as Exhibit 10(gg) to Company's Annual Report on Form 10-K for fiscal year ended February 29, 1992, (File No. 1-5767) is expressly incorporated herein by this reference.

     (f)   Amendment No. 1 dated as of October 1, 1993, to         C
           the Letter of Credit Reimbursement Agreement dated as of February 18, 1992, among the Company, First North American National Bank, The Long-Term
           Credit Bank of Japan, Limited, New York Branch, as Agent, and the Letter of Credit Banks named therein, is filed herewith.

     (g)   Amendment No. 2 dated as of February 4, 1994,           D
           to the Letter of Credit Reimbursement Agreement dated as of February 18, 1992, as amended, among the Company, First North American National Bank,
           Bank of America National Trust and Savings
           Association, as successor Agent, and the Letter of Credit Banks named therein, is filed herewith.

     (h) Transfer and Administration Agreement dated as of August 27, 1993, among the Company, First
           North American National Bank and Freedom Asset
           Funding Corporation.  Pursuant to Item
           601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, Registrant agrees to furnish a copy of such agreement to the Commission upon request.

     (i)   Amended and Restated Transfer and Administration
           Agreement dated as of January 26, 1994, among the Company, First North American National Bank and Enterprise Funding Corporation. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, Registrant agrees to furnish a copy of such agreement to the Commission upon request.

(10) Material Contracts

     (a)   Company's 1986 Stock Incentive Plan, as
           amended, filed as Exhibit 4(g) to the
           Company's Registration Statement on Form S-8
           (Registration No. 33-17876) filed on
           October 16, 1987, is expressly incorporated herein by the reference.

     (b)   Amendments to Company's 1986 Stock Incentive
           Plan filed as Exhibit 10(k) to Company's
           Annual Report on Form 10-K for the fiscal year ended February 28, 1990, (File No. 1-5767) are expressly incorporated herein by this reference.

     (c)   Company's 1988 Stock Incentive Plan, filed as
           Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended
           February 28, 1993, (File No. 1-5767) is
           expressly incorporated herein by this reference.

     (d) Amendments to the Company's 1988 Stock Incentive Plan filed as Exhibit 10(l) to Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1990, (File No. 1-5767) is expressly incorporated herein by this reference.

     (e)   Amendment to the Company's 1988 Stock Incentive
           Plan filed as Exhibit 4(h) to Company's
           Registration Statement on Form S-8 (Registration
           No. 33-50144) filed on July 28, 1992, is
           expressly incorporated herein by this reference.

     (f)   Company's 1989 Non-Employee Directors' Stock
           Option Plan, filed as Exhibit A to Company's
           Definitive Proxy Statement dated May 21, 1990, for the Annual Meeting of Stockholders held on July 19, 1990, is expressly incorporated herein by this reference.

     (g)   Company's 1994 Stock Incentive Plan filed as
           Exhibit A to Company's Definitive Proxy
           Statement dated May 14, 1994, for the Annual
           Meeting of Stockholders to be held on June 14, 1994, is expressly incorporated herein by this reference.

     (h) Employment agreement dated June 21, 1983, between the Company and Alan L. Wurtzel, filed as Exhibit 10(w) to Company's Registration
           Statement on Form S-2 (Registration No. 2-83555), is expressly incorporated herein by this reference.

     (i) Amendment dated September 8, 1983, to employment agreement dated June 21, 1983, between Company and Alan L. Wurtzel, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.

     (j) Amendment dated December 2, 1986, to employment agreement dated June 21, 1983, between the Company and Alan L. Wurtzel, filed as Exhibit 10(k) to Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1989, (File
           No. 1-5767) is expressly incorporated herein by this reference.

     (k) Amendment dated May 24, 1989, to employment agreement dated June 21, 1983, between Company and Alan L. Wurtzel filed as Exhibit 10(m) to
           Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990, (File
           No. 1-5767) is expressly incorporated herein by this reference.
     (l) Amendment dated June 16, 1992, to employment agreement dated June 21, 1983, between Company and Alan L. Wurtzel, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.

     (m) Employment agreement between Company and William Zierdan dated January 1, 1988, and amendment dated August 1, 1989, to the employment agreement, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.

     (n) Employment agreement between Company and Richard L. Sharp dated October 17, 1986, and amendment dated August 1, 1989, to the employment agreement, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.

     (o) Employment agreement dated June 1, 1988, between Company and John A. Fitzsimmons, filed as Exhibit 10(n) to Company's Annual
           Report on Form 10-K for the fiscal year ended
           February 28, 1989, (File No. 1-5767) is
           expressly incorporated herein by this reference.

     (p) Amendment dated August 1, 1989, to employment agreement dated June 1, 1988, between Company and John A. Fitzsimmons, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.

     (q) Employment agreement dated June 1, 1988, between Company and Walter Bruckart, filed as
           Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1989, (File No. 1-5767) is expressly incorporated herein by this reference.

     (r) Amendment dated August 1, 1989, to employment agreement dated June 1, 1988, between Company and Walter Bruckart, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File
           No. 1-5767) is expressly incorporated herein by this reference.

     (s) Employment agreement dated May 25, 1989, between Company and Michael T. Chalifoux, filed as Exhibit 10(x) to Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991, (File
           No. 1-5767) is expressly incorporated hereby by this reference.

     (t) Employment agreement dated March 1, 1991, between Company and Bernard W. Andrews, filed as Exhibit 10(w) to Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991, (File No. 1-5767) is expressly incorporated hereby by this reference.

     (u) Company's Bonus Program for Fiscal 1993, (as applicable to executive officers) filed as Exhibit 10(t) to Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File
           No. 1-5767) is expressly incorporated herein by this reference.

     (v) Company's Annual Performance Based Bonus Plan filed as Exhibit B to Company's Definitive Proxy
           Statement dated May 14, 1994, for the Annual
           Meeting of Stockholders to be held on June 14, 1994, is expressly incorporated herein by this reference.

(13)     Annual Report to Shareholders                             E

(21)     Subsidiaries of the Company                               F

(23)  Consents of Experts and Counsel                              G
      Consent of KPMG Peat Marwick to Incorporation by Reference of Independent Auditors' Reports into Company's Registration Statements on Form S-8.

(24)  Power of Attorney
      Powers of Attorney are located immediately following the signature pages.


May 27, 1994





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                   TITLE          DATE


     Alan L. Wurtzel*              Director     May 27, 1994
     Alan L. Wurtzel

     Michael T. Chalifoux*         Director     May 27, 1994
     Michael T. Chalifoux

     Richard N. Cooper*            Director     May 27, 1994
     Richard N. Cooper

     Douglas D. Drysdale*          Director     May 27, 1994
     Douglas D. Drysdale

     Barbara S. Feigin*            Director     May 27, 1994
     Barbara S. Feigin

     Theodore D. Nierenberg*       Director     May 27, 1994
     Theodore D. Nierenberg

     Norman Ricken*                Director     May 27, 1994
     Norman Ricken

     Walter J. Salmon*             Director     May 27, 1994
     Walter J. Salmon

     s/Richard L. Sharp            Director     May 27, 1994
     Richard L. Sharp

     Edward Villanueva*            Director     May 27, 1994
     Edward Villanueva



*By: s/Richard L. Sharp
     Richard L. Sharp,
     Attorney-In-Fact


The original powers of attorney authorizing Richard L. Sharp and Michael T. Chalifoux, or either of them, to sign this annual report on behalf of certain directors and officers of the Company follow immediately after this page.