Form 10-Q
period 1994-05-31
CIRCUIT CITY STORES INC
filed 1994-07-15
CIK 104599

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended May 31, 1994

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from            to

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


            Class                      Outstanding at June 30, 1994
Common Stock, par value $0.50                96,291,832 Shares

An Index is included on Page 2 and a separate Index to Exhibits is included on Page 12.

                           CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                              INDEX

                                                                      Page
                                                                       No.

PART I.      FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Consolidated Balance Sheets -
                   May 31, 1994 and February 28, 1994                   3

                   Consolidated Statements of Earnings -
                   Three Months Ended May 31, 1994 and 1993             4

                   Consolidated Statements of Cash Flows -
                   Three Months Ended May 31, 1994 and 1993             5

                   Note to Consolidated Financial Statements            6


      Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                         7-10





PART II.     OTHER INFORMATION

      Item 4.      Submission of Matters to a Vote of Security
                   Holders                                             11

      Item 6.      Exhibits and Reports on Form 8-K                    12

                                 PART I.  FINANCIAL INFORMATION
                                 ITEM 1.  FINANCIAL STATEMENTS

                           CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                     (Amounts in thousands)
                                                  May 31, 1994            Feb. 28, 1994
                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                        $     64,316               $    75,194
Net accounts and notes receivable                     173,669                   188,990
Merchandise inventory                                 826,468                   721,348
Prepaid expenses and other current assets              16,849                    11,476

Total current assets                                1,081,302                   997,008

Property and equipment, net                           460,352                   438,096
Deferred income taxes                                 108,534                   105,388
Other assets                                           13,183                    14,172

TOTAL ASSETS                                       $1,663,371                $1,554,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt          $       1,781             $       1,819
Accounts payable                                      412,773                   419,037
Short-term debt                                       128,000                      -
Accrued expenses and other current
 liabilities                                           83,713                    86,826
Accrued income taxes                                   19,606                    38,582

Total current liabilities                             645,873                   546,264

Long-term debt, excluding current
 installments                                          28,865                    29,648
Deferred revenue and other liabilities                259,180                   268,360

TOTAL LIABILITIES                                     933,918                   844,272

Stockholders' equity:
Common stock, $0.50 par value                          48,160                    48,040
Capital in excess of par value                         65,662                    64,485
Retained earnings                                     615,631                   597,867

TOTAL STOCKHOLDERS' EQUITY                            729,453                   710,392

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                            $1,663,371                $1,554,664

See accompanying note to consolidated financial statements.

                                          Page 3 of 13

                           CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Earnings (Unaudited)
                          (Amounts in thousands except per share data)

                                                                 Three Months Ended
                                                                       May 31,
                                                        1994                        1993
Net sales and operating revenues                      $1,048,695                 $ 798,950

Cost of sales, buying and warehousing                    785,018                   583,884

Gross profit                                             263,677                   215,066

Selling, general and administrative
 expenses                                                231,826                   186,926

Interest expense                                             353                       791

Total expenses                                           232,179                   187,717

Earnings before income taxes                              31,498                    27,349

Provision for income taxes                                11,810                    10,119

Net earnings                                          $   19,688                 $  17,230

Weighted average common shares
 and common share equivalents                             96,994                    97,761

Net earnings per share                                $     0.20                 $    0.18

Dividends paid per common share                       $     0.02                 $    0.02


See accompanying note to consolidated financial statements.

                           CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows (Unaudited)
                                     (Amounts in thousands)
                                                                    Three Months Ended
                                                                          May 31,
                                                                    1994          1993
Operating Activities:
Net earnings                                                     $  19,688    $  17,230
Adjustments to reconcile net earnings to net
 cash used in operating activities:
 Depreciation and amortization                                      15,975       12,368
 Loss on sales of property and equipment                               797           24
 Provision for deferred income taxes                                (3,146)      (3,716)
 (Decrease) increase in deferred revenue and
  other liabilities                                                 (9,180)       3,833
 Decrease in accounts and notes receivable                           15,321       3,439
 Increase in merchandise inventory, prepaid expenses
  and other current assets                                        (110,493)     (89,635)
 Decrease (increase) in other assets                                   989       (1,444)
 (Decrease) increase in accounts payable, accrued expenses
  and other current liabilities                                    (28,353)      42,934
Net cash used in operating activities                              (98,402)     (14,967)

Investing Activities:
Purchases of property and equipment                                (53,019)     (40,658)
Proceeds from sales of property and equipment                       13,991        8,001
Net cash used in investing activities                              (39,028)     (32,657)

Financing Activities:
Proceeds from issuance of short-term debt                          128,000         -
Principal payments on long-term debt                                  (821)        (803)
Proceeds from issuance of common stock, net                          1,297        2,664
Dividends paid                                                      (1,924)      (1,914)
Net cash provided by (used in) financing activities                126,552          (53)

Decrease in cash and cash equivalents                              (10,878)     (47,677)
Cash and cash equivalents at beginning of year                      75,194      141,412
Cash and cash equivalents at end of period                       $  64,316    $  93,735


See accompanying note to consolidated financial statements.

                           CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                            Note to Consolidated Financial Statements



1. The consolidated financial statements conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The consolidated financial statements included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1994 annual report to stockholders.

                                             ITEM 2.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Sales and Operating Revenues and General Comments

Sales for the first quarter of fiscal 1995 were $1.05 billion, an increase of 31 percent over the same period last year. The total sales growth primarily reflects the sales from 39 Superstores opened during the past year and a comparable store sales increase of 12 percent. The first quarter sales results exceeded management's expectations and reflect a generally healthy environment for hard goods retailers and the Company's successful promotional programs in markets throughout the country. These marketing programs reinforce the Company's low-price image and its commitment to customer service.

Comparable store sales increases for the first quarter ended May 31, 1994, were as follows:


                      FY'95             1st Quarter
              MAR     APR     MAY     FY'95     FY'94
              14%     13%     10%      12%        9%

The Company expects that during the last nine months of fiscal 1995 comparable store and total sales growth could moderate.

During the first quarter of fiscal 1995, the Company opened eight Superstores, including a four-store entry into Minneapolis, Minn., and Superstore additions in the Naples, Fla.; Brownsville/McAllen, Texas; and Chicago, Ill.; markets. A Superstore replaced a consumer electronics-only store in the Washington, D.C., market. Under its accelerated expansion plan, the Company plans to open in new and existing markets approximately 60 Superstores in fiscal 1995 and 180 across the three-year period of fiscal 1995 to fiscal 1997.

The table below details store openings in the first quarter of fiscal 1995:



                     Stores Open at End of
                            Quarter               Estimate
                   May 31, 1994  May 31, 1993   Feb. 28, 1995     Feb. 28, 1994

Superstore              259           220            311               251
Circuit City              2             0              5                 2
Electronics-Only          6             7              6                 7
Mall Store               32            39             32                34
TOTAL                   299           266            354               294

Gross dollar sales from all extended warranty programs for the Company's electronics and appliance business were essentially flat at 5.9 percent of sales in the first quarter of both fiscal year 1995 and 1994. Total extended warranty revenue included in net sales was 6.1 percent of sales in this year's first quarter versus 5.5 percent in the first quarter of last year. Third party warranty revenue included in net sales was 1.9 percent in this year's first quarter versus 0.5 percent in the same period last year.

Total sales by merchandise categories are listed below:


                              1st Quarter
                      Fiscal 1995     Fiscal 1994
TV                        19%             21%
VCR/Camcorders            16              18
Audio                     21              22
Home Office               15               9
Appliances                18              20
Other *                   11              10
TOTAL                    100%            100%

* Includes such products as telephones, portable radios, portable tape players and entertainment software.

Home office continues to be the most rapidly growing product category, reflecting the Company's increased emphasis and the industry growth in this area.

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

Cost of Sales, Buying and Warehousing

As anticipated, the gross profit margin decreased from 26.9 percent in the first quarter of last year to 25.1 percent in the first quarter of fiscal 1995. The lower margin reflects the highly competitive climate and a higher level of personal computers and music software, which carry lower gross profit margins, in the Company's sales mix. Management expects that for the remainder of fiscal 1995 these factors will continue to lower margins on a year-over-year basis.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expense ratio improved from
23.4 percent in the first quarter of last year to 22.1 percent for the same period this year. Continued improvement in the ratio reflects a stronger-than-anticipated comparable store sales pace; productivity gains, especially in store operating efficiency; and a contribution from the Company's private-label credit card program.

Although the Company expects continued improvements in the SG&A ratio, the rates of improvement will moderate during the remainder of the fiscal year.

Interest Expense

Interest expense for the first quarter of fiscal 1995 was $353,000 (0.03 percent of sales) compared to $791,000 (0.1 percent of sales) for the first quarter of last year. The decline in interest expense primarily reflects a lower average interest rate and a lower average debt balance. In the first quarter of fiscal 1994, the Company had $60 million in unsecured subordinated notes with an average annual fixed interest rate of 9.6 percent. This subordinated debt was repaid during the second quarter of last year.

Income Taxes

The effective income tax rate increased from 37.0 percent in the first quarter of last year to 37.5 percent in the first quarter of fiscal 1995. The change was due to the August 1993 increase in the statutory federal income tax rate for corporations.

Net Earnings

Net earnings for the quarter ended May 31, 1994, were $19.7 million, an increase of 14 percent over the same period last year. Net earnings per share rose 11 percent to 20 cents from 18 cents.

The Company expects that costs associated with its previously discussed marketing and accelerated expansion programs may limit earnings growth in fiscal 1995.

Liquidity and Capital Resources

Total assets at May 31, 1994, were $1,663.4 million, up $108.7 million or 7 percent since February 28, 1994. The largest contributor to the asset increase was a $105.1 million inventory increase to support expected higher sales volume and new store openings.

Short-term debt increased $128.0 million since the end of fiscal 1994 and has supported new store expansion and the purchase of inventory.

The Company expects to continue its long-term capitalization strategy during fiscal 1995. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions and operating leases. Management has available alternatives and expects during fiscal 1995 to replace on a long-term basis and at a moderately higher level the subordinated debt repaid in fiscal 1994. At May 31, 1994, the Company maintained a multi-year $100 million unsecured revolving credit facility and $155 million in committed seasonal lines that are renewed annually with various banks.

                                   PART II.  OTHER INFORMATION

Item 4.            Submission of Matters to a Vote of Security Holders.

    (a) The annual meeting of the Company's shareholders was held on June 14, 1994.

    (c)            (i)   At such annual meeting, the shareholders of the Company
                         elected Michael Chalifoux, Barbara Feigin, and Edward
                         Villanueva as directors for three-year terms. The elections were approved by the following votes:

                         Directors                   For           Withheld
                         Michael Chalifoux        78,076,596       1,923,791
                         Barbara Feigin           78,336,888       1,663,499
                         Edward Villanueva        78,249,073       1,751,314

                   (ii) At such annual meeting, the shareholders of the Company approved the 1994 Stock Incentive Plan (the "1994 Plan"), which authorizes the reservation of 2,500,000 shares of the Company's common stock for issuance pursuant to incentive awards made under the 1994 Plan. The 1994 Plan was approved by the following vote:



              1994 Plan         For          Against         Abstain     Broker
                                                                       Non-Votes
                             67,077,209     12,638,279        284,798       101

                   (iii) At such annual meeting, the shareholders of the Company approved the Annual Performance-Based Bonus Plan (the "Bonus Plan") to provide an annual performance-based cash incentive for executive officers of the Company. The Bonus Plan was approved by the following vote:




           Bonus Plan           For          Against         Abstain     Broker
                                                                       Non-Votes
                            68,801,978     10,885,060        313,349        0

Item 6.            Exhibits and Reports on Form 8-K

    (a)            Exhibits
                   Index to Exhibits:

                    (3) Bylaws of the Company, amended and restated as of June 14, 1994.

                   (10) Employment agreement dated April 6, 1994, between the Company and W. Stephen Cannon.

    (b)            Reports on Form 8-K

                   The Company did not file any reports on Form 8-K during the quarter ended May 31, 1994.

                                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CIRCUIT CITY STORES, INC.
                                                 (Company)




                                             By:  s/Richard L. Sharp
                                                 Richard L. Sharp
                                                 Chairman, President and
                                                 Chief Executive Officer



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





July 13, 1994