Form 10-Q
period 1994-08-31
CIRCUIT CITY STORES INC
filed 1994-10-12
CIK 104599

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 1994

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from            to

                         Commission File Number  1-5767

                            CIRCUIT CITY STORES, INC.
             (Exact Name of Registrant as Specified in its Charter)

             VIRGINIA                        54-0493875
     (State of Incorporation)              (IRS Employer
                                         Identification No.)


          9950 MAYLAND DRIVE, RICHMOND, VIRGINIA  23233
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

                     Class                   Outstanding at September 30, 1994
         Common Stock, par value $0.50                96,346,063 Shares


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 11.

              CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                 INDEX

                                                                          Page
                                                                           No.

   PART I.   FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Consolidated Balance Sheets -
                  August 31, 1994 and February 28, 1994                     3

                  Consolidated Statements of Earnings -
                  Three Months and Six Months Ended
                  August 31, 1994 and 1993                                  4

                  Consolidated Statements of Cash Flows -
                  Six Months Ended August 31, 1994 and 1993                 5

                  Note to Consolidated Financial Statements                 6


        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                             7-10





   PART II.  OTHER INFORMATION

        Item 6.   Exhibits and Reports on Form 8-K                         11

     PART I.  FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS



 CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
       Consolidated Balance Sheets

         (Amounts in thousands)
                                                                                                                <

                                             August 31, 1994               February 28, 1994
                                               (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                         $47,607                        $75,194
Net accounts and notes receivable                 212,473                        188,990
Merchandise inventory                             916,552                        721,348
Prepaid expenses and other current assets          11,927                         11,476

Total current assets                            1,188,559                        997,008

Property and equipment, net                       518,814                        438,096
Deferred income taxes                             107,969                        105,388
Other assets                                       14,724                         14,172

TOTAL ASSETS                                   $1,830,066                     $1,554,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt             $1,733                         $1,819
Accounts payable                                  596,252                        419,037
Accrued expenses and other current                 83,672                         86,826
  liabilities
Accrued income taxes                               13,719                         38,582

Total current liabilities                         695,376                        546,264

Long-term debt, excluding current                 128,555                         29,648
  installments
Deferred revenue and other liabilities            242,668                        268,360


TOTAL LIABILITIES                               1,066,599                        844,272

Stockholders' equity:
Common stock, $0.50 par value                      48,166                         48,040
Capital in excess of par value                     66,023                         64,485
Retained earnings                                 649,278                        597,867


TOTAL STOCKHOLDERS' EQUITY                        763,467                        710,392

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                       $1,830,066                     $1,554,664


See accompanying note to consolidated financial statements.


                                CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                             Consolidated Statements of Earnings (Unaudited)
                               (Amounts in thousands except per share data)


                                                Three Months Ended                 Six Months Ended
                                                     August 31,                         August 31,
                                               1994              1993              1994             1993
Net sales and operating revenues           $1,218,572         $906,678        $2,267,267       $1,705,628

Cost of sales, buying and warehousing         908,955          665,914         1,693,973        1,249,798

Gross profit                                  309,617          240,764           573,294          455,830

Selling, general and administrative
  expenses                                    250,985          198,220           482,811          385,146

Interest expense                                  942              577             1,295            1,368

Total expenses                                251,927          198,797           484,106          386,514

Earnings before income taxes                   57,690           41,967            89,188           69,316

Provision for incomes taxes                    21,635           14,000            33,445           24,119

Net earnings                                  $36,055          $27,967           $55,743          $45,197

Weighted average common shares
  and common share equivalents                 97,513           97,647            97,418           97,574

Net earnings per share                          $0.37            $0.29             $0.57            $0.46

Dividends paid per common share                $0.025           $0.020            $0.045           $0.040





See accompanying note to consolidated financial statements.

                        CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows (Unaudited)

                                  (Amounts in thousands)


                                                                     Six Months Ended
                                                                        August 31,

                                                                 1994               1993
 Operating Activities:

 Net earnings                                                  $55,743            $45,197
  Adjustments to reconcile net earnings to net
   cash (used in) provided by operating activities:
 Depreciation and amortization                                  32,358             25,182
 Loss on sales of property and equipment                         1,613                425
 Provision for deferred income taxes                            (2,581)            (7,285)
 (Decrease) increase in deferred revenue
     and other liabilities                                     (25,692)             8,309
 (Increase) decrease  in accounts and notes receivable         (23,483)            25,584
  Increase in merchandise inventory, prepaid expenses
    and other current assets                                  (195,655)          (159,215)
 Increase in other assets                                         (552)            (1,442)
 Increase in accounts payable, accrued expenses
    and other current liabilities                              129,198             90,159
 Net cash (used in) provided by operating activities           (29,051)            26,914

 Investing Activities:
 Purchases of property and equipment                          (146,677)          (100,937)
 Proceeds from sales of property and equipment                  31,988             54,215
 Net cash used in investing activities                        (114,689)           (46,722)

 Financing Activities:
 Proceeds from issuance of long-term debt                      100,000                -
 Proceeds from issuance of short-term debt                      20,000                -
 Principal payments on long-term debt                           (1,179)           (61,141)
 Proceeds from issuance of common stock, net                     1,664              4,189
 Dividends paid                                                 (4,332)            (3,832)
 Net cash provided by (used in)
   financing activities                                        116,153            (60,784)

 Decrease in cash and cash equivalents                         (27,587)           (80,592)
 Cash and cash equivalents at beginning of year                 75,194            141,412
 Cash and cash equivalents at end of period                    $47,607            $60,820

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

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the second quarter of fiscal 1995 were $1.22 billion, a 34 percent increase from $906.7 million in the same period last year. The total sales growth includes the sales from 44 Superstores opened during the past year and a comparable store sales increase of 14 percent during the second quarter. The second quarter sales results exceeded management's expectations and reflect a generally healthy climate for hard goods retailers and the continued appeal of the Company's consumer offer.

For the six months ended August 31, 1994, total sales grew 33 percent to $2.27 billion from $1.71 billion in the same period last year.

Comparable store sales increases for the second quarter and the first six months of fiscal years 1995 and 1994 were as follows:

                 FY  95            2nd Quarter          Six Months
           JUN    JUL    AUG     FY  95    FY  94    FY  95    FY  94
           12%    14%    16%      14%        6%        13%       7%

Management believes that its marketing programs and a continuation of the current hard goods retail sales environment will again produce strong comparable store sales growth in the second half. However, increased competition in some markets or a slower sales pace for hard goods retailers in general could limit the comparable store sales increases.

During the quarter, Circuit City opened 13 Superstores, including its first three stores in New Orleans, La.; its first two stores in Little Rock, Ark.; and its first store in Columbia, Mo. The Company added stores in Atlanta, Ga.; Dallas and Houston, Texas; Los Angeles, Calif.; and Minneapolis, Minn. In
Nashville, Tenn., a new Superstore replaced an existing Superstore and in Louisville, Ky., a new Superstore replaced a consumer electronics-only store. The Company s fiscal 1995 expansion program is on target with approximately 40 more Superstores scheduled for the second half.

The table below details store openings since the second quarter of fiscal 1994:


                            Stores Open At End of    Estimate
                                   Quarter
                             August 31,  August 31,  Feb. 28,     Feb. 28,
                                1994       1993        1995         1994

              Superstore        271         228          311         251
              Circuit City        2           0            5           2
              Electronics-        5           7            5           7
              Only
              Mall Store         32          38          35           34
              TOTAL             310         273          356         294

 For the Company's electronics and appliance business, gross dollar sales from all extended warranty programs were 5.9 percent of sales in the second quarter of both fiscal year 1995 and 1994. The total extended warranty revenue that is reported in total sales was 6.2 percent of sales in this year's second quarter versus 5.0 percent in the second quarter of last year. Third-party warranty revenue rose to 2.7 percent of sales in this year's second quarter from 0.5 percent in the same period last year.

 Total sales by merchandise categories are listed below:


                                2nd Quarter         Six Months
                             Fiscal    Fiscal     Fiscal   Fiscal
                              1995      1994       1995     1994
             TV                18%       20%       18%       20%
             VCR/Camcorders    15        17         15       17
             Audio             20        21         21       21
             Home Office       16         9         16        9
             Appliances        20        23         19       22

             Other *           11        10         11       11
              TOTAL           100%      100%       100%     100%

             *Includes such products as telephones, portable radios, portable tape players and entertainment software.

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

Cost of Sales, Buying and Warehousing

As anticipated, the gross profit margin decreased from 26.6 percent in the second quarter of last year to 25.4 percent in the second quarter of fiscal 1995. The gross margins for the six-month periods ended August 31, 1994 and 1993, were 25.3 and 26.7 percent, respectively.

The lower margins reflect increased competition in some markets and a higher level of home office and music software, which carry lower gross profit margins, in the Company's sales mix. Management expects that during the second half of fiscal 1995 these factors will continue to lower margins on a year-over-year basis.

Selling, General and Administrative Expenses

The  Company's selling, general  and administrative expense  ratio improved from
21.9 percent in the second quarter of last year to 20.6 percent for the same period this year. For the six-month period ended August 31, 1994, the expense ratio was 21.3 percent versus 22.6 percent in the same period last year.

The improvement in the ratio reflects strong comparable store sales growth and increased store operating efficiency. The Company expects that improvements in the SG&A ratio will continue in the second half and will again reflect the rate of comparable store sales growth and improved store efficiency.

Interest Expense

Interest expense for the second quarter and  first six months of fiscal 1995 was
0.1 percent of sales. The Company does not anticipate a significant change in the interest expense ratio during the last six months of fiscal 1995.

Income Taxes

The effective income tax rate increased from 33.4 percent in the second quarter of last year to 37.5 percent in the second quarter of fiscal 1995. For the six-month period ended August 31, 1994, the effective tax rate was 37.5 percent versus 34.8 percent in the same period last year. The change was due to the increase in the corporate statutory federal income tax rate enacted in August 1993 which produced a rise in the Company s deferred tax asset as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The increased tax benefit from the deferral reduced the Company s effective tax rate in the second quarter of last year. The Company expects an effective tax rate of approximately 37.5 percent for the remainder of fiscal 1995.

Net Earnings

Net  earnings for  the quarter  ended August  31, 1994,  were $36.1  million, an
increase of 29  percent from $28.0 million  in the same  period last year.   Net
earnings per share rose 28 percent to 37 cents from 29 cents.

Net earnings for the six months ended August 31, 1994, were $55.7 million, an increase of 23 percent from $45.2 million in the same period last year. Net earnings per share rose 24 percent to 57 cents from 46 cents.

At the beginning of the current fiscal year, the Company anticipated that a more aggressive marketing stance and the acceleration in the Superstore expansion program would result in no material earnings growth for the year. However, stronger than anticipated comparable store sales growth in the first six months produced earnings above expectations. The Company should achieve modest earnings growth during the second half even if comparable store sales growth moderates slightly.

Liquidity and Capital Resources

Total assets at August 31,  1994, were $1,830.1 million, up $275.4 million or 18
percent since February 28, 1994.   The largest contributor to the asset growth
was a $195.2 million inventory increase to support expected higher seasonal sales volume and new store openings. Property and equipment has increased by $80.7 million since the end of fiscal 1994. This net increase is due largely to the planned store openings. Accounts payable has increased $177.2 million or 42 percent since February 28, 1994, due to the increase in inventory and expenses associated with new store openings.

Long-term debt has increased $98.9 million since the end of fiscal 1994. The Company has borrowed $100 million pursuant to the terms of a seven-year $100 million senior unsecured term loan agreement, which it entered into with a group of banks as of July 28, 1994. Principal is due in full at maturity with interest payable monthly at a variable rate based on LIBOR. The Company intends to repay interest and principal as scheduled from net cash provided by current operations. This debt replaces the $60 million in subordinated debt repaid in August 1993 and will be used for general corporate purposes.

The Company expects to continue its current long-term capitalization strategy throughout fiscal 1995. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases, and proceeds from the recent $100 million in long-term debt. At August 31, 1994, the Company maintained a multi-year $100 million unsecured revolving credit facility and $255 million in seasonal lines that are renewed annually with various banks.

                           PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits

            Index to Exhibits:

   (3) Bylaws of the Company, amended and restated as of August 16, 1994.

   (4) $100,000,000 term loan agreement dated July 28, 1994 between the Company and The Long-Term Credit Bank of Japan, Limited, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, Registrant agrees to furnish a copy of such agreement to the Commission upon request.

   (27)     Financial Data Schedules

       (b)  Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended August 31, 1994.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has   duly caused this  report to  be signed  on its behalf  by the  undersigned thereunto duly authorized.


                            CIRCUIT CITY STORES, INC.
                               (Company)




                            By:  s/Richard L. Sharp
                               Richard L. Sharp
                               Chairman and Chief
                               Executive Officer



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





October 10, 1994