Form 10-Q
period 1994-11-30
CIRCUIT CITY STORES INC
filed 1995-01-12
CIK 104599

FORM 10-Q
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended November 30, 1994

                               OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period from _____ to _____

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

                    Yes  __X__     No  _____

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

              Class               Outstanding at December 30,
                                              1994
     Common Stock, par value           96,460,457 Shares
              $0.50

An Index is included on Page 2 and a separate Index for Exhibits is included on Page 11.

           CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                             INDEX

                                                             Page
                                                              No.


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
               November 30, 1994 and February 28, 1994          3

               Consolidated Statements of Earnings -
               Three Months and Nine Months Ended
               November 30, 1994 and 1993                       4

               Consolidated Statements of Cash Flows -
               Nine Months Ended November 30, 1994 and 1993     5

               Note to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    7-10

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                11



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                         (Amounts in thousands)

                                November 30, 1994   February 28, 1994
                                    (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents              $48,051          $75,194
Net accounts and notes                 267,529          188,990
receivable
Merchandise inventory                1,377,058          721,348
Prepaid expenses and other              21,348           11,476
current assets

Total current assets                 1,713,986          997,008

Property and equipment, net            590,565          438,096
Deferred income taxes                   87,816          105,388
Other assets                            18,706           14,172

TOTAL ASSETS
                                    $2,411,073       $1,554,664

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
Current installments of long-           $1,627           $1,819
term debt
Accounts payable                       772,713          419,037
Short-term debt                        384,000                0
Accrued expenses and other              91,603           86,826
current liabilities
Accrued income taxes                     4,273           38,582

Total current liabilities            1,254,216          546,264

Long-term debt, excluding              127,683           29,648
current installments
Deferred revenue and other             237,901          268,360
liabilities

TOTAL LIABILITIES                    1,619,800          844,272

Stockholders' equity:
Common stock, $0.50 par value           48,195           48,040
Capital in excess of par                67,767           64,485
value
Retained earnings                      675,311          597,867

TOTAL STOCKHOLDERS' EQUITY             791,273          710,392

TOTAL LIABILITIES AND
STOCKHOLDERS'
  EQUITY
                                    $2,411,073       $1,554,664

See accompanying note to consolidated financial statements.


CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
(Amounts in thousands except per share data)
                                  Three Months                Three Months
                                  November 30,                November  30,
                                 1994         1993          1994         1993

Net sales and operating
revenues                      $1,405,445   $1,018,051   $3,672,712   $2,723,679

Cost of sales, buying and      1,069,396      755,473    2,763,369    2,005,271
warehousing

Gross profit                     336,049      262,578      909,343      718,408

Selling, general and
administrative
  expenses                       286,164      230,492      768,975      615,638

Interest expense                   4,378          926        5,673        2,294

Total expenses                   290,542      231,418      774,648      617,932

Earnings before income taxes      45,507       31,160      134,695      100,476

Provision for income taxes        17,065       11,700       50,510       35,819

Net earnings                     $28,442      $19,460      $84,185      $64,657

Weighted average common
shares
  and common share                97,620       97,452       97,531       97,522
equivalents

Net earnings per share             $0.29        $0.20        $0.86        $0.66

Dividends paid per common         $0.025       $0.020       $0.070       $0.060
share


See accompanying note to consolidated financial statements.



CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)
                                              Nine Months Ended
                                                November 30,
                                            1994           1993
Operating Activities:
Net earnings                                $84,185       $64,657
Adjustments to reconcile net
earnings to net
  cash used in operating activities:
Depreciation and amortization                49,551        39,542
Loss on sales of property and                 1,792           916
equipment
Provision for deferred income taxes          17,572       (12,480)
(Decrease) increase in deferred
revenue
   and other liabilities                    (30,459)       22,406
Increase in accounts and notes              (78,539)      (67,750)
receivable
Increase in merchandise inventory,
prepaid expenses
  and other current assets                 (665,582)     (508,119)
(Increase) decrease in other assets          (4,534)        5,908
Increase in accounts payable,
accrued expenses
  and other current liabilities             324,144       272,534
Net cash used in operating                 (301,870)     (182,386)
activities

Investing Activities:
Purchases of property and equipment        (277,753)     (192,231)
Proceeds from sales of property and          73,941        63,713
equipment
Net cash used in investing                 (203,812)     (128,518)
activities

Financing Activities:
Proceeds from issuance of long-term         100,000             0
debt
Proceeds from issuance of short-term        384,000       272,000
debt
Principal payments on long-term debt         (2,157)      (61,483)
Proceeds from issuance of common              3,437         5,383
stock, net
Dividends paid                               (6,741)       (5,752)
Net cash provided by financing              478,539       210,148
activities

Decrease in cash and cash                   (27,143)     (100,756)
equivalents
Cash and cash equivalents at                 75,194       141,412
beginning of year
Cash and cash equivalents at end of         $48,051       $40,656
period

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

                            ITEM 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the third quarter of fiscal 1995 were $1.41 billion, a 38 percent increase from $1.02 billion in the same period last year. The total sales growth includes the sales from 64 Superstores opened during the past year and a comparable store sales increase of 19 percent during the third quarter. The third quarter sales results exceeded management's expectations and reflect a generally healthy climate for hard goods retailers, the continued appeal of the Company's consumer offer and the success of the Company's store opening program.

For the nine months ended November 30, 1994, total sales grew 35 percent to $3.67 billion from $2.72 billion in the same period last year.

Comparable store sales increases for the third quarter and the first nine months of fiscal years 1995 and 1994 were as follows:

          FY '95               3rd Quarter        Nine Months
  SEPT     OCT       NOV     FY '95    FY '94   FY '95    FY '94
  22%      18%       18%      19%        5%      15%        7%

Management believes that its marketing programs and a continuation of the current hard goods retail sales environment will again produce strong comparable store sales growth in the final quarter. However, increased competition in some markets or a slower sales pace for hard goods retailers in general could limit the comparable store sales increases.

Circuit City opened 36 stores during the quarter. The new markets included Portland, with four stores; Cleveland, three stores; Kansas City, three stores; and El Paso, two stores. The Company also entered the following markets with one store each: Lubbock, Amarillo, Longview, and Tyler, Texas; Chico, Calif; Lafayette, La.; Peoria, Ill.; and Tallahassee, Fla. Circuit City added three stores in Chicago, two in Los Angeles, two in Minneapolis, and one each in Houston, Boston, Atlanta, Miami and Philadelphia. The Company also opened four mall-based Circuit City Express stores during the quarter, including three in Minneapolis and one in Boston. The Company's fiscal 1995 expansion program is on target with seven more Superstores scheduled for the final quarter.

During the third quarter of fiscal 1995, the Company introduced a new store design with approximately 40,000 total square feet and 25,000 square feet of selling space. These stores are designed for high-volume trade areas and include an expanded selection in virtually every merchandise category. Approximately half of next year's 60 planned new Superstore openings will feature this new format. Additionally, the Company expects to replace 20 to 25 existing stores next year with this new format, subject to the availability of suitable real estate.

The  table  below details store openings since the third quarter of  fiscal
1994:

                Stores Open at End of     Estimate
                       Quarter
                Nov. 30,     Nov. 30,     Feb. 28,    Feb. 28,
                  1994         1993         1995        1994

Superstores       301          251          308          251
Circuit City        4            2            4            2
Electronics-        5            7            5            7
Only
Mall Stores        36           37           34           34
Total             346          297          351          294

For the Company's electronics and appliance business, gross dollar sales from all extended warranty programs rose to 6.0 percent of sales in the third quarter of fiscal year 1995 from 5.9 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 5.4 percent of sales in this year's third quarter versus 4.7 percent in the third quarter of last year. Third-party warranty revenue rose to 2.4 percent of sales in this year's third quarter from 0.6 percent in the same period last year.

Total sales by merchandise categories are listed below:

                       3rd Quarter               Nine Months
                 Fiscal 1995  Fiscal 1994  Fiscal 1995 Fiscal 1994
TV                 19 %         21 %         18 %          20 %
VCR/Camcorders     14           17           15            17
Audio              19           20           20            21
Home Office        22           14           18            11
Appliances         15           18           18            20
Other *            11           10           11            11
Total             100 %        100 %        100 %         100 %

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

Cost of Sales, Buying and Warehousing

As anticipated, the gross profit margin decreased from 25.8 percent in the third quarter of last year to 23.9 percent in the third quarter of fiscal 1995. The gross margins for the nine-month periods ended November 30, 1994 and 1993, were 24.8 and 26.4 percent, respectively.

The lower margins reflect increased competition in some markets and a higher level of home office products and music software, which carry lower gross profit margins, in the Company's sales mix. Management expects that during the last quarter of fiscal 1995 these factors will continue to lower margins on a year-over-year basis.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expense ratio improved from 22.6 percent in the third quarter of last year to 20.4 percent for the same period this year. For the nine-month period ended November 30, 1994, the expense ratio was 20.9 percent versus 22.6 percent in the same period last year.

The improvement in the ratio reflects the strong sales growth and leverage from store additions in existing markets. The Company expects that improvements in the SG&A ratio will continue in the fourth quarter and will again reflect the rapid sales growth and leverage from store additions in existing markets.

Interest Expense

Interest expense increased to 0.3 percent of sales in this year's third quarter from 0.1 percent last year. For the nine months ended November 30, 1994, interest expense was 0.2 percent of sales compared to 0.1 percent of sales in the same period last year. The increases for both the third quarter and nine-month period reflect higher interest rates and a greater level of seasonal borrowing resulting from the Company's growth. The Company does not anticipate a significant change in the interest expense ratio during the last three months of fiscal 1995.

Income Taxes

The effective income tax rate was 37.5 percent in the third quarter of both fiscal years 1995 and 1994. For the nine-month period ended November 30, 1994, the effective tax rate was 37.5 percent versus 35.7 percent in the same period last year. The change was due to the increase in the corporate statutory federal income tax rate enacted in August 1993. The increase produced a rise in the Company's deferred tax asset as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The tax benefit from the revaluation of the deferred tax asset reduced the Company's effective tax rate for the second quarter and for the first nine months of last year. The Company expects an effective tax rate of approximately 37.5 percent for the remainder of fiscal 1995.

Net Earnings

Net earnings for the quarter ended November 30, 1994, were $28.4 million, an increase of 46 percent from $19.5 million in the same period last year. Net earnings per share rose 45 percent to 29 cents from 20 cents.

Net earnings for the nine months ended November 30, 1994, were $84.2 million, an increase of 30 percent from $64.7 million in the same period last year. Net earnings per share rose 30 percent to 86 cents from 66 cents.

At the beginning of the current fiscal year, the Company anticipated that a more aggressive marketing stance and the acceleration in the Superstore expansion program would result in no material earnings growth for the year. However, stronger than anticipated comparable store sales growth in the first nine months produced earnings above expectations. The Company expects to achieve modest earnings growth during the last quarter even if comparable store sales growth moderates slightly.

Liquidity and Capital Resources

Total assets at November 30, 1994, were $2,411.1 million, up $856.4 million or 55 percent since February 28, 1994. The largest contributor to the asset growth was a $655.7 million inventory increase to support the holiday season sales volume and new store openings. Property and equipment has increased $152.5 million since the end of fiscal 1994. This net increase is due largely to planned and completed store openings. Net accounts and notes receivable have increased $78.5 million since February 28, 1994, due to an increase in credit card accounts generated by the Company's credit card bank subsidiary.

Accounts payable has increased $353.7 million and short-term debt has increased $384.0 million since February 28, 1994, due to the increase in inventory and expenses associated with new store openings. Long-term debt has increased $98.0 million since the end of fiscal 1994 due to the $100 million senior unsecured term loan agreement entered into in the second quarter of fiscal year 1995.

The Company expects to continue its current long-term capitalization strategy throughout fiscal 1995. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases, and proceeds of the recent $100 million in long-term debt. At November 30, 1994, the Company maintained a multi-year $100 million unsecured revolving credit facility and $285 million in seasonal lines that are renewed annually with various banks.

During the third quarter of fiscal 1995, the Company's credit card bank subsidiary converted two asset securitization structures for its private-label credit card into a single master trust that allows the transfer of up to $760 million in receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization programs to meet future needs. In addition, the Company's credit card bank subsidiary has an asset securitization program in place for its other bank card programs that allows the transfer of up to $250 million in receivables.

                  PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Index to Exhibits:

               (27) Financial Data Schedules

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended November 30, 1994.

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





January 12, 1995