Form 10-K
period 1995-02-28
CIRCUIT CITY STORES INC
filed 1995-05-26
CIK 104599

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 28, 1995
                                   OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)   No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

        On May 5, 1995, the Company had 96,607,304 common shares outstanding. The aggregate market value of the common shares held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was $2,519,796,284 based upon the closing price of these shares as reported by the New York Stock Exchange on May 5, 1995.
                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated by reference in Parts I, II, III, and IV of this Form 10-K Report: (1) Pages 17 through 31 of the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1995 (Parts I, II and IV) and (2) "Election of Directors," "Beneficial Ownership of Securities," "Executive Compensation, "Employment Agreements and Change-in-Control Arrangements," "Compensation of Directors" and "Section 16(a) Compliance" in the May 12, 1995 Proxy Statement, furnished to shareholders of the Company in connection with the 1995 Annual Meeting of such shareholders (Part III).

                               TABLE OF CONTENTS



Item                                                                       Page

PART I

 1.  Business                                                                3

 2.  Properties                                                              6

 3.  Legal Proceedings                                                       8

 4.  Submission of Matters to a Vote of Security Holders                     8

PART II

 5.  Market for the Company's Common Equity and Related Stockholder
       Matters                                                               9

 6.  Selected Financial Data                                                 9

 7.  Management's Discussion and Analysis of Results of Operations and
       Financial Condition                                                   9

 8.  Financial Statements and Supplementary Data                            10

 9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                                 10


PART III

10.  Directors and Executive Officers of the Company                        10

11.  Executive Compensation                                                 10

12.  Security Ownership of Certain Beneficial Owners and Management         10

13.  Certain Relationships and Related Transactions                         10


PART IV

14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K        11

                                     PART I

Item 1.  Business.

     Circuit City Stores, Inc. (the Company) was incorporated under the laws of Virginia in 1949. Its corporate headquarters is located at 9950 Mayland
Drive, Richmond, Va. The Company's retail operations consist of Circuit City Superstores, Circuit City electronics-only stores and mall-based Circuit City Express stores. Effective May 1, 1994, all Western region Superstore locations were transferred to and began operating as part of a wholly owned subsidiary called Circuit City Stores West Coast, Inc. The Company has a wholly owned credit card bank subsidiary, First North American National Bank, that extends consumer credit. In addition, the Company is testing CarMax, a retail Superstore format selling late-model used cars.

     General. The Company is the nation's largest retailer of brand-name consumer electronics and major appliances and a leading retailer of personal computers and music software. It sells video equipment, including televisions, digital satellite systems, video cassette recorders and camcorders; audio equipment, including home stereo systems, compact disc players, tape recorders and tape players; mobile electronics, including car stereo systems and security systems; home office products, including personal computers, peripheral equipment and facsimile machines; other consumer electronics products, including telephones and portable audio and video products; entertainment software; and major appliances, including washers, dryers, refrigerators, microwave ovens and ranges. Music software, including compact discs and audio tapes, was introduced on a limited basis in fiscal 1993 and was available in almost two-thirds of the Superstores at April 30, 1995.

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

     Expansion. The Company's goal is to secure the leading market share in each market it serves. The benefits of this approach include maximizing competitive position and sales. This approach also maximizes net profit margins since costs, especially advertising, are reduced as a percentage of sales.

     Merchandising. Because the Company believes that local markets have individual characteristics which vary greatly by the advertising, merchandising and pricing strategies of competitors, it has organized its marketing function to focus on markets with similar competitive conditions. The Company's operating regions benefit from a centralized buying organization. The central buying staff reduces costs by purchasing in large volumes, structures a sound basic merchandising program and is supported by advanced management information and distribution systems.

     The Company's merchandising strategy emphasizes a broad selection of products, including introductory products, and a wide range of prices. Merchandise mix and displays are controlled centrally in an effort to ensure a high level of consistency from store to store. Merchandise pricing and selling strategies vary by market to reflect competitive conditions.

     Although suggested retail prices are established by the Company's central merchandising departments, each store manager is responsible for shopping the local competition on a regular basis and has the authority to adjust retail prices to meet market conditions. As part of its competitive strategy, the Company advertises low prices and provides each customer with a low-price guarantee. The Company will beat any legitimate price from a local competitor stocking the same new item in a factory-sealed box. If a customer finds a lower price, including the Company's own sale price, within 30 days, the Company will refund 110 percent of the difference to the customer.

     Suppliers. During fiscal 1995, the Company's 10 largest suppliers accounted for approximately 55 percent of merchandise purchased by the Company. The Company's major suppliers include Sony, Packard Bell, Thomson, JVC, Whirlpool, Panasonic, Zenith, Hitachi, General Electric and Kenwood. Brand-name advertised products are sold by all of the Company's retail locations. The Company has no significant long-term contracts for the purchase of merchandise.

     In the past, the Company has not experienced any significant difficulty obtaining satisfactory sources of supply and believes that adequate sources of supply exist for the types of merchandise sold in its stores.

     Advertising. The Company relies on considerable amounts of advertising and promotion to stimulate Superstore and electronics-only store sales. Expenditures for these items were 4.7 percent of sales in fiscal 1995 (5.1 percent and 5.3 percent in fiscal 1994 and 1993, respectively). The improvement in advertising as a percent to sales was primarily due to comparable store sales growth. Also, as the Company adds new stores in existing markets, the increased sales volume improves the efficiency of existing advertising expenditures. These same efficiencies will be evidenced in the Company's expansion into smaller trade areas, as existing television advertising in neighboring markets already reaches many of these areas. The Company primarily uses print advertising, including multi-page vehicles and run-of-press newspaper ads, for Superstore and electronics-only store advertising. The Company also emphasizes the use of multi-page vehicles to allow a more extensive presentation of the broad selection of products and price ranges it carries. These multi-page vehicles are generally distributed in newspapers but are, in some cases, mailed directly to residences outside the newspapers' area of circulation. Print advertising is supplemented in varying degrees in local markets by television and radio commercials.

     Competition. The brand-name consumer electronics and major appliance business engaged in by the Company is highly competitive. The Company's competitors include other full-service retailers, self-service retailers, specialty retailers with differing product selections and services, general merchandise retailers and local independent operators. Over the past three years, the Company's competition has shifted to include more self-service retailers that often offer a more limited product selection but at highly competitive prices.

     The Company uses pricing, selection and service to differentiate itself from the competition. As part of its competitive strategy, the Company strives to maintain highly competitive prices and offers every customer the low-price guarantee previously described. The Company's Superstores offer a broad product selection that includes 3,200 to 4,000 name-brand items (excluding music software), depending on the selling square footage of the Superstore. Professionally trained sales counselors, convenient credit options, factory-authorized product repair, home delivery, installation centers for automotive electronics, a toll-free product support line and a 30-day return policy reflect the Company's strong commitment to customer service.

     Customer Satisfaction. Extensive market research is conducted to measure the Company's customer service record and to refine the Company's consumer offer. More than 300,000 random telephone surveys are conducted each year to track satisfaction among the Company's existing customer base. In fiscal 1995, the Company added random market share surveys of almost 10,000 consumers purchasing from Circuit City or competitors. These surveys, conducted in 15 markets, establish a benchmark for comparing the Company's performance to that of other retailers. Finally, to provide a detailed understanding of consumer preferences, the Company conducted focus groups with more than 1,000 consumers in four highly competitive markets during fiscal 1995. Statistically valid data collected in these studies clearly indicated that consumers want a high-quality shopping experience and that Circuit City has successfully met that demand.

     Training. The Company staffs its stores with commissioned sales counselors, support personnel (cashiers and stockmen), a store manager, one or more sales managers and, in larger stores, an operations manager. In existing markets, all new sales counselors complete approximately two weeks of training, including at least one week of classroom-based sessions. Training in new markets lasts up to five weeks and adds coverage of store merchandising and operations. To successfully complete sales training, all sales counselors must pass a test demonstrating a high level of product knowledge.

     Initial sales counselor training is generally conducted at one of seven regional training facilities. Each store includes a designated area for ongoing training that utilizes manuals, computer-based programs and videos developed by the Company's professional trainers. In fiscal 1995, the Company completed a 14,000-square-foot, state-of-the-art video facility designed for the production of high-quality audio, video and computer-based training materials.

     Management development programs for store, sales and operations managers include in-store and classroom training. Sessions focus on human resource management, sales management and critical operating procedures. In fiscal 1995, these development programs enabled the Company to assign managers with prior Circuit City management experience to the majority of new-market store openings.

     Consumer Credit. Because consumer electronics, personal computers and major appliances represent relatively large purchases for the average consumer, the Company's business is affected by consumer credit availability, which varies with the state of the economy and the location of a particular store. In fiscal 1995, approximately 19 percent of the Company's total sales were made through its private-label credit card and 41 percent through third-party credit sources.

     The Company established a subsidiary, First North American National Bank (FNANB), in fiscal 1991 to handle its private-label credit card business.
The credit card bank subsidiary is located in Marietta, Ga.

     FNANB's credit extension and collection operations are fully automated with state-of-the-art technology. This technology aids FNANB's aggressive collection philosophy, which is comprised of early and frequent contact with delinquent customers.

     In addition to increased credit availability, this credit program provides the Company with additional marketing opportunities, including direct mail campaigns to credit card customers and special financing programs for promotions. The new credit program also enhances the Company's customer service philosophy. Interfacing the credit card bank subsidiary with the Company's point-of-sale (POS) system has produced a rapid customer credit approval process. A customer's application can be electronically scored, and qualified customers receive approval in under five minutes.

     FNANB sells receivables generated by the credit card programs to non-affiliated entities under asset securitization programs.

     In fiscal 1995, the Company partnered with American General Finance, Inc.
(AGF) to provide automated credit evaluation for customers who need another installment credit option.

     Systems. The Company's in-store POS system maintains an on-line record of all transactions and allows performance to be tracked by region, store and individual sales counselor. The information gathered by the system supports automatic replenishment of in-store inventory from the regional distribution centers and is incorporated into the Company's product buying decisions. The POS system is interfaced with the credit approval systems of both FNANB and AGF.

     The Company's proprietary Customer Service Information System maintains an on-line history of customer purchases and enables the Company to better assist individuals with future purchases by ensuring that new products can be integrated with existing products in the home. It also facilitates product returns and product repair. In addition, this system supports Answer City(R), a toll-free product support line. Answer City(R) provides the Company's customers with access to skilled product specialists. From their homes, customers can receive immediate answers to basic questions regarding product usage and installation. This service is only available to Circuit City customers.

     Distribution. At April 30, 1995, the Company operated eight automated electronics distribution centers. These centers are designed to serve stores within a 500-mile range. They utilize conveyor systems with laser barcode scanners to reduce labor requirements, prevent inventory damage and maintain inventory control. The Company also operates smaller distribution centers handling primarily appliances and larger electronics products. The Company believes that the use of the distribution centers enables it to efficiently distribute a broad selection of merchandise to its stores, reduce inventory requirements at individual stores, benefit from volume purchasing and maintain accounting control. In addition, the Company operates a centralized distribution center for music software. Virtually all of the Company's Superstore and electronics-only store merchandise is distributed through its distribution centers.

     Service. The Company offers service and repair for nearly all the products it sells. Customers are also able to purchase extended warranty plans on most of the merchandise the Company sells.

     At April 30, 1995, the Company had 27 regional, factory-authorized repair facilities. To meet customer needs, merchandise needing service or repair usually is moved by truck from the stores to the Company's nearest regional service facility and is returned to the customer at the store after repair. The Company also has in-home technicians who service large items not conveniently carried to a store.

     Extended warranty plans extend coverage beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. In fiscal 1994, the Company introduced two third-party extended warranty programs. The first of these programs provides in-home service, rather than the in-shop service commonly available in the marketplace, for most personal computer products, including peripheral equipment. This program is provided by General Electric Company, which has a large-scale operation in place to honor these commitments, and is available in most major markets.

     The second third-party program covers consumer electronics and major appliances and offers extended service programs backed by insurance from Virginia Surety Company, Inc., a subsidiary of AON Corporation. Virginia Surety carries an A.M. Best Company rating of superior (A+). This program was offered in approximately 65 percent of the Company's Superstores at April 30, 1995.

     The Company sells its own extended warranty contracts in markets where the third-party programs are not available.

     Seasonality. Like other retail businesses, the Company's sales are greater in the fourth quarter of the fiscal year than in other periods of the fiscal year because of holiday buying patterns. A corresponding pre-seasonal inventory build-up is associated with this sales volume. This increased sales volume results in a lower ratio of fixed costs to sales and produces a higher ratio of operating income to sales in the fourth fiscal quarter. The Company's sales for the fourth fiscal quarter (which includes the Christmas season) were $1,910,235,000 in fiscal 1995, $1,406,736,000 in fiscal 1994, and $1,098,252,000 in fiscal 1993 and represented approximately 34 percent of sales in all three fiscal years.

     Employees. On April 30, 1995, the Company had 18,519 hourly and salaried employees and 12,479 sales employees working on a commission basis.
Additional personnel are employed during peak selling seasons. Management of the Company considers its relationship with its employees to be good. None of the Company's employees is subject to a collective bargaining agreement.

Item 2.  Properties.

     At April 30, 1995, the Company's retail operations were conducted in 356 locations. The Company operates four Circuit City Superstore formats with square footage and merchandise assortments tailored to the population and volume expectations for specific trade areas. The "D" format was developed in fiscal 1995 to serve the most populous trade areas. Selling space in the "D" format averages approximately 24,000 square feet with total square footage averaging approximately 42,000. The "D" stores offer the largest merchandise assortment of all the formats. The "C" format is designed to serve moderately smaller trade areas and provides a highly competitive merchandise assortment. New "C" stores typically have about 17,000 square feet of selling space; total square footage for all "C" stores averages approximately 34,000. The "B" format is often located in smaller markets or in trade areas that are on the fringes of larger metropolitan markets. Selling space in these stores averages approximately 10,000 square feet with an average total square footage of approximately 24,000. The "B" stores offer a broad merchandise assortment that maximizes returns in these less populated areas. The "A" format serves the least populated trade areas. Selling space in the existing stores averages approximately 8,000 square feet, and total square footage averages approximately 16,000. The "A" stores feature a layout, staffing levels and merchandise assortment that creates high productivity in the smallest markets.

     The five electronics-only stores offer the Company's full line of consumer electronics and a limited selection of major appliances. Selling space in these stores averages approximately 4,000 square feet with an average total square footage of approximately 8,000. The Company's 33 mall-based Circuit City Express stores are located in regional malls, average approximately
3,000 square feet in size and sell small, gift-oriented items.

     The following table summarizes the Company's stores as of April 30, 1995:

                                               Superstores               Electronics-     Mall
                                      D        C         B        A         Only         Stores        Total
Alabama                              -         5        -         -           -             -             5
Arizona                              1         6        1         -           -             2            10
Arkansas                             -         2        -         -           -             -             2
California                           1        58        9         -           -             2            70
Delaware                             -         1        -         -           -             1             2
District of Columbia                 -         -        -         -           -             1             1
Florida                              -        26        6         -           -             1            33
Georgia                              1         9        3         -           -             -            13
Illinois                             4        18        3         -           -             2            27
Indiana                              -         1        1         -           -             -             2
Kansas                               1         -        -         -           -             -             1
Kentucky                             -         5        -         -           -             -             5
Louisiana                            -         5        -         -           -             -             5
Massachusetts                        1         7        3         -           -             5            16
Maryland                             -        11        -         -           2             4            17
Minnesota                            -         7        -         -           -             3            10
Missouri                             1         8        -         -           -             1            10
Nevada                               -         3        -         -           -             -             3
New Hampshire                        -         4        -         -           -             1             5
New Jersey                           -         4        -         -           -             -             4
New York                             -         -        -         -           -             3             3
North Carolina                       -         9        2         -           -             -            11
Ohio                                 3         3        -         -           -             1             7
Oklahoma                             -         2        1         -           -             -             3
Oregon                               1         3        -         -           -             -             4
Pennsylvania                         -         7        -         -           -             1             8
Rhode Island                         -         1        -         -           -             -             1
South Carolina                       1         4        -         -           -             -             5
Tennessee                            -         8        -         -           1             -             9
Texas                                -        28        1         2           -             1            32
Utah                                 4         -        -         -           -             -             4
Virginia                             -        11        5         3           -             4            23
Washington                           1         2        -         -           -             -             3
West Virginia                        -         -        -         -           2             -             2
                                    20       258       35         5           5            33           356

     Of the stores open at April 30, 1995, the Company owns 17 stores (10 of which have land leases) and leases the remaining 339 stores. Three of the owned stores are financed by Industrial Development Revenue Bonds that are collateralized by the applicable land, building, and equipment.

     For information with respect to obligations for leases, see note 7 of the Notes to Consolidated Financial Statements on pages 29 and 30 of the Company's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

     The Company owns the land but leases the building in which its corporate headquarters is located and leases another building on that site for additional office space. In addition, the Company owns one location used for additional office space and one location leased to others.

     The Company owns a 388,000-square-foot consumer electronics/appliance distribution center in Doswell, Va., a 387,000 square-foot consumer electronics/appliance distribution center in Atlanta, Ga., and a 173,000-square-foot electronics/appliance distribution center in Chehalis, Wash. The Virginia and Georgia distribution centers have been financed with Industrial Development Revenue Bonds.

     The Company leases space for all warehouse, service and office facilities except for the aforementioned properties.

Item 3.  Legal Proceedings.

    Because of the nature of the Company's businesses, the Company is a party to various legal proceedings that are incidental to its businesses. Management believes, after consultation with legal counsel, that the outcome of these proceedings will not have a material adverse effect upon the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1995.

Executive Officers of the Company.

    The following table identifies the present executive officers of the Company. The Company is not aware of any family relationship between any executive officers of the Company or any executive officer and any director of the Company. All executive officers are generally elected annually and serve for one year or until their successors are elected and qualify. The next general election of officers will occur in June 1995.

    Name                    Age                Office

    Richard L. Sharp         48         Chairman of the Board,
                                        President and Chief
                                        Executive Officer

    Richard S. Birnbaum      42         Executive Vice President
                                        - Operations

    W. Stephen Cannon        43         Senior Vice President and
                                        General Counsel

    Michael T. Chalifoux     48         Senior Vice President,
                                        Chief Financial Officer and
                                        Corporate Secretary

    John A. Fitzsimmons      52         Senior Vice President
                                        - Administration

    W. Austin Ligon          44         Senior Vice President - Corporate
                                        Planning and Automotive

    W. Alan McCollough       45         Senior Vice President
                                        - Merchandising

    William E. Zierden       56         Senior Vice President
                                        - Human Resources

    Raymond M. Albers        53         Vice President and
                                        Chief Information Officer


     Mr. Sharp is a director and a member of the Company's executive committee. He joined the Company in 1982 as executive vice president and was elected president in 1984, chief executive officer in 1986, and chairman of the board in 1994.

     Mr. Birnbaum joined the Company in 1972. He was elected vice president in 1985, Central Division president in 1986, senior vice president - marketing in 1991, and executive vice president - operations in 1994.

     Mr. Cannon joined the Company in April 1994 as senior vice president and general counsel. Prior to joining the Company, he had been since 1986 a partner in Wunder, Diefenderfer, Ryan, Cannon & Thelen, a Washington, D.C., law firm.

     Mr. Chalifoux is a director and a member of the Company's executive committee. He joined the Company in 1983 as corporate controller and was elected vice president and chief financial officer in 1988. He was elected senior vice president in 1991 and became corporate secretary in 1993.

     Mr. Fitzsimmons joined the Company in 1987 as senior vice president - administration.

     Mr. Ligon joined the Company in 1990 as vice president - corporate planning and communications. He was elected senior vice president - corporate planning and communications in 1991. In 1994, Mr. Ligon assumed responsibility for the Company's automotive operations. Prior to joining the Company, he served in various capacities with Marriott Corporation.

     Mr. McCollough joined the Company in 1987 as general manager of corporate operations. He was elected assistant vice president in 1989, vice president and Central Division president in 1991, and senior vice president - merchandising in 1994.

     Mr. Zierden joined the Company in 1984 as vice president - human resources. He was elected senior vice president - human resources in 1989.

     Mr. Albers joined the Company in 1989 as vice president and chief information officer.



                                    Part II


     With the exception of the information incorporated by reference from the 1995 Annual Report to Stockholders in Item 2 of Part I and Items 5, 6, 7, and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1995 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

Item 5.  Market for the Company's Common Equity and Related Stockholder
Matters.

     Incorporated herein by reference is the information appearing under the heading "Common Stock" on page 21 of the Company's 1995 Annual Report to Stockholders.

     As of May 5, 1995, there were 8,009 shareholders of record of the Company's common stock.

Item 6.  Selected Financial Data.

     Incorporated herein by reference is the information appearing under the heading "Reported Historical Information" on page 17 of the Company's 1995 Annual Report to Stockholders.

     The Company adopted FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," as of March 1, 1990. The cumulative effect of adoption was a reduction in earnings of $53,500,000, net of tax benefit, ($0.58 per share) in fiscal 1991.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

     Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 17 through 21 of the Company's 1995 Annual Report to Stockholders, except for the information appearing on page 21 of such Annual Report under the heading "Common Stock."

Item 8.  Financial Statements and Supplementary Data.

     Incorporated herein by reference is the information appearing under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report," on pages 22 through 31 of the Company's 1995 Annual Report to Stockholders. Incorporated herein by reference is the information appearing under the heading "Note 10. Quarterly Financial Data (Unaudited)" on page 30 of the Company's 1995 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    Part III

     With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11, and 12 of Part III of this Form 10-K, the Company's Proxy Statement dated May 12, 1995, is not to be deemed filed as a part of this Report.

Item 10.  Directors and Executive Officers of the Company.

     The information concerning the Company's directors required by this Item is incorporated by reference to the section entitled "Election of Directors" appearing at pages 1 through 3 of the Company's Proxy Statement dated May 12, 1995.

     The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Company" appearing at page 8.

     The information concerning compliance with section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Compliance" appearing at pages 12 and 13 of the Company's Proxy Statement dated May 12, 1995.

Item 11.  Executive Compensation.

     The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation," "Employment Agreements and Change-In-Control Arrangements," and "Compensation of Directors," appearing at pages 6 through 8 and pages 11 and 12 of the Company's Proxy Statement dated May 12, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Securities" appearing at pages 4 and 5 of the Company's Proxy Statement dated May 12, 1995.

Item 13.  Certain Relationships and Related Transactions.

     None.

                                    Part IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

     (a)       The following documents are filed as part of this Report:

          1. Financial Statements. The following Consolidated Financial Statements of Circuit City Stores, Inc. and subsidiaries and the related Independent Auditors' Report are incorporated by reference to pages 22 through 31 of the Company's 1995 Annual Report to Shareholders:

               Consolidated Statements of Earnings for the fiscal years ended February 28, 1995, 1994 and 1993.

               Consolidated Balance Sheets at February 28, 1995 and 1994.

               Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1995, 1994 and 1993.

               Consolidated Statements of Stockholders' Equity for the fiscal years ended February 28, 1995, 1994 and 1993.

               Notes to Consolidated Financial Statements.

               Independent Auditors' Report.

          2. Financial Statement Schedule. The following financial statement schedule of Circuit City Stores, Inc. for the fiscal years ended February 28, 1995, 1994 and 1993 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Circuit City Stores, Inc.:

                    II  Valuation and Qualifying Accounts and
                        Reserves                                    S-1

                        Independent Auditors' Report                S-2

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


                                                 CIRCUIT CITY STORES, INC.
                                                 (Registrant)



                                                 By  s/Richard L. Sharp
                                                 Richard L. Sharp
                                                 Chairman of the Board,
                                                 President and
                                                 Chief Executive Officer




                                                 By  s/Michael T. Chalifoux
                                                 Michael T. Chalifoux
                                                 Senior Vice President,
                                                 Chief Financial Officer and
                                                 Corporate Secretary




                                                 By  s/Keith D. Browning
                                                 Keith D. Browning
                                                 Vice President,
                                                 Corporate Controller and
                                                 Chief Accounting Officer




May 26, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                       Title                           Date


    Alan L. Wurtzel*               Director                      May 26, 1995
    Alan L. Wurtzel

    Michael T. Chalifoux*          Director                      May 26, 1995
    Michael T. Chalifoux

    Richard N. Cooper*             Director                      May 26, 1995
    Richard N. Cooper

    Douglas D. Drysdale*           Director                      May 26, 1995
    Douglas D. Drysdale

    Barbara S. Feigin*             Director                      May 26, 1995
    Barbara S. Feigin

    Theordore D. Nierenberg*       Director                      May 26, 1995
    Theordore D. Nierenberg

    Walter J. Salmon*              Director                      May 26, 1995
    Walter J. Salmon

    Mikael Salovaara*              Director                      May 26, 1995
    Mikael Salovaara

    s/Richard L. Sharp             Director                      May 26, 1995
    Richard L. Sharp

    Edward Villanueva*             Director                      May 26, 1995
    Edward Villanueva



*By:  s/Richard L. Sharp
      Richard L. Sharp,
      Attorney-In-Fact


The original powers of attorney authorizing Richard L. Sharp and Michael T. Chalifoux, or either of them, to sign this annual report on behalf of certain directors and officers of the Company are included as exhibit 24.

                           Circuit City Stores, Inc.
                           Annual Report on Form 10-K
                               INDEX TO EXHIBITS


(3)      Articles of Incorporation and Bylaws

         (a) Amended and Restated Articles of Incorporation of the Company, effective January 26, 1990, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) are expressly incorporated herein by this reference.

         (b) Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company effective February 26, 1993, filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) are expressly incorporated herein by this reference.

         (c) Bylaws of the Company, as amended and restated April 12, 1995, are filed herewith.

(4)      Instruments Defining the Rights of Security Holders, Including
         Indentures

         (a) Rights Agreement dated April 29, 1988, between the Company and Crestar Bank, as Rights Agent, filed as Exhibit (2) to the Company's Form 8-A Registration Statement (File No. 1-5767) filed on May 23, 1988, is expressly incorporated herein by this reference.

         (b) $100,000,000 Credit Agreement dated June 30, 1992, between the Company; Crestar Bank; NationsBank of Virginia, N.A.; Bank of America; N.T. & S.A.; and Signet Bank/Virginia. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, Registrant agrees to furnish a copy of such agreement to the Commission upon request.

         (c) First Amendment to Credit Agreement dated September 14, 1994, to the $100,000,000 Credit Agreement dated June 30, 1992, between the Company; Crestar Bank; NationsBank of Virginia, N.A.; Bank of America, N.T. & S.A.; and Signet Bank/Virginia. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, Registrant agrees to furnish a copy of such agreement to the Commission upon request.

         (d) $100,000,000 term loan agreement dated July 28, 1994, between the Company and the Long-Term Credit Bank of Japan, Limited, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, Registrant agrees to furnish a copy of such agreement to the Commission upon request.

(10)     Material Contracts*

         (a) Company's 1988 Stock Incentive Plan, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-
                  5767) is expressly incorporated herein by this reference.

         (b) Amendments to the Company's 1988 Stock Incentive Plan filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1990, (File No. 1-5767) is expressly incorporated herein by this reference.

         (c) Amendment to the Company's 1988 Stock Incentive Plan filed as Exhibit 4(h) to the Company's Registration Statement on Form S-8 (Registration No. 33-50144) filed on July 28, 1992, is expressly incorporated herein by this reference.

         (d) Company's Amended and Restated 1989 Non-Employee Directors' Stock Option Plan, filed as Exhibit A to the Company's Definitive Proxy Statement dated May 12, 1995, for the Annual Meeting of Stockholders to be held on June 13, 1995, is expressly incorporated herein by this reference.

         (e) Company's 1994 Stock Incentive Plan filed as Exhibit 99 to the Company's Registration Statement on Form S-8 (Registration No. 033-56697) filed on December 1, 1994, is expressly incorporated herein by this reference.

         (f) Amendment adopted February 10, 1995, to the Company's 1994 Stock Incentive Plan is filed herewith.

         (g) Employment agreement dated June 21, 1983, between the Company and Alan L. Wurtzel, filed as Exhibit 10(w) to the Company's Registration Statement on Form S-2 (Registration No. 2-83555), is expressly incorporated herein by this reference.

         (h) Amendment dated September 8, 1983, to employment agreement dated June 21, 1983, between the Company and Alan L. Wurtzel, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.

         (i) Amendment dated December 2, 1986, to employment agreement dated June 21, 1983, between the Company and Alan L. Wurtzel, filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1989, (File No. 1-5767) is expressly incorporated herein by this reference.

         (j) Amendment dated May 24, 1989, to employment agreement dated June 21, 1983, between the Company and Alan L. Wurtzel, filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1990, (File No. 1-5767) is expressly incorporated herein by this reference.

         (k) Amendment dated June 16, 1992, to employment agreement dated June 21, 1983, between the Company and Alan L. Wurtzel, filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.

         (l) Employment agreement between the Company and Richard L. Sharp dated October 17, 1986, and amendment dated August 1, 1989, to the employment agreement, filed as
                  Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.

         (m) Employment agreement dated June 1, 1988, between the Company and John A. Fitzsimmons, filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1989, (File No. 1-5767) is expressly incorporated herein by this reference.

         (n) Amendment dated August 1, 1989, to employment agreement dated June 1, 1988, between the Company and John A. Fitzsimmons, filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.

         (o) Employment agreement dated June 1, 1988, between the Company and Walter Bruckart, filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1989, (File No. 1-5767) is expressly incorporated herein by this reference.

         (p) Amendment dated August 1, 1989, to employment agreement dated June 1, 1988, between the Company and Walter Bruckart, filed as Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.

         (q) Amendment dated March 8, 1995, to employment agreement dated June 1, 1988, between the Company and Walter Bruckart is filed herewith.

         (r) Employment agreement dated May 25, 1989, between the Company and Michael T. Chalifoux, filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991, (File No. 1-
                  5767) is expressly incorporated herein by this reference.

         (s) Amended and restated employment agreement dated May 12, 1995, between the Company and Richard S. Birnbaum is filed herewith.

         (t) Company's Annual Performance-Based Bonus Plan filed as Exhibit B to the Company's Definitive Proxy Statement dated May 13, 1994, for the Annual Meeting of Stockholders held on June 14, 1994, (File No. 1-5767) is expressly incorporated herein by this reference.

(13)     Annual Report to Stockholders

(21)     Subsidiaries of the Company

(23)     Consents of Experts and Counsel

         Consent of KPMG Peat Marwick LLP to Incorporation by Reference of Independent Auditors' Reports into the Company's Registration Statements on Form S-8.

(24)     Powers of Attorney

(27)     Financial Data Schedule


   * All contracts listed under Exhibit 10 are management contracts, compensatory plans or arrangements of the Company required to be filed as an exhibit.

                                  Schedule II

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves
                             (Amounts in thousands)


                                                    Balance at            Charged         Charge-offs         Balance at
                                                     Beginning              to               less               End of
          Description                                 of Year             Income          Recoveries             Year
Reserves deducted from
 assets to which they apply:


Year ended February 28, 1993:
Allowance for doubtful accounts                       $3,331              $2,498           $  (580)             $5,249


Year ended February 28, 1994:
Allowance for doubtful accounts                       $5,249              $4,604           $(3,002)             $6,851


Year ended February 28, 1995:
Allowance for doubtful accounts                       $6,851              $1,292           $(1,406)             $6,737


        Independent Auditors' Report on Financial Statement Schedule


The Board of Directors
Circuit City Stores, Inc.:

Under date of April 5, 1995, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 28, 1995 and 1994, and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the fiscal years in the three-year period ended February 28, 1995, as contained in the February 28, 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended February 28, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


s/KPMG Peat Marwick LLP

Richmond, Virginia
April 5, 1995