Form 10-Q
period 1995-05-31
CIRCUIT CITY STORES INC
filed 1995-07-14
CIK 104599

FORM 10-Q
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended May 31, 1995

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


          Class                    Outstanding at June 30, 1995
Common Stock, par value $0.50           97,044,091 Shares


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 12.

              CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                            INDEX

                                                              Page
                                                               No.

  PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements

                Consolidated Balance Sheets -
                May 31, 1995 and February 28, 1995              3

                Consolidated Statements of Earnings -
                Three Months Ended May 31, 1995 and 1994        4

                Consolidated Statements of Cash Flows -
                Three Months Ended May 31, 1995 and 1994        5

                Note to Consolidated Financial Statements       6


      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     7-10


  PART II. OTHER INFORMATION

       Item  4. Submission of Matters to a Vote of
                Security Holders                               11

       Item 6.  Exhibits and Reports on Form  8-K              12

                   PART I.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS

             CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
              (Amounts in thousands except share data)

                                                 May 31, 1995     Feb. 28, 1995
                                                 (Unaudited)
  ASSETS
  Current assets:
  Cash and cash equivalents                      $    66,614      $    46,962
  Net accounts and notes receivable                  315,540          264,565
  Merchandise inventory                            1,141,290        1,035,776
  Deferred income taxes                               22,580           25,696
  Prepaid expenses and other current assets           25,404           14,162

  Total current assets                             1,571,428        1,387,161

  Property and equipment, net                        662,191          592,956
  Deferred income taxes                                2,876            5,947
  Other assets                                        20,273           17,991

  TOTAL ASSETS                                    $2,256,768       $2,004,055

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Current installments of long-term debt          $    2,358       $    2,378
  Accounts payable                                   639,994          576,578
  Short-term debt                                     85,000                -
  Accrued expenses and other current liabilities      94,071          113,631
  Accrued income taxes                                10,125           13,533

  Total current liabilities                          831,548          706,120

  Long-term debt, excluding current installments     299,904          178,605
  Deferred revenue and other liabilities             222,873          241,866

  TOTAL LIABILITIES                                1,354,325        1,126,591

  Stockholders' equity:
  Common stock, $0.50 par value                       48,430           48,238
  Capital in excess of par value                      75,225           72,639
  Retained earnings                                  778,788          756,587

  TOTAL STOCKHOLDERS' EQUITY                         902,443          877,464

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                         $2,256,768       $2,004,055

  See accompanying note to consolidated financial statements.

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
            Consolidated Statements of Earnings (Unaudited)
              (Amounts in thousands except per share data)

                                                 Three Months Ended
                                                       May 31,
                                                1995            1994

Net sales and operating revenues             $1,391,658    $1,048,695

Cost of sales, buying and warehousing         1,071,772       785,018

Gross profit                                    319,886       263,677

Selling, general and administrative expenses    276,650       231,826

Interest expense                                  3,843           353

Total expenses                                  280,493       232,179

Earnings before income taxes                     39,393        31,498

Provision for income taxes                       14,775        11,810

Net earnings                                 $   24,618    $   19,688

Weighted average common shares and common
  share equivalents                              98,216        96,994

Net earnings per share                       $     0.25    $     0.20

Dividends paid per common share              $    0.025    $     0.02


See accompanying note to consolidated financial statements.

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited)
                         (Amounts in thousands)
                                                Three Months Ended
                                                       May 31,
                                                 1995         1994

Operating Activities:
Net earnings                                   $ 24,618    $ 19,688
Adjustments to reconcile net earnings to net
 cash used in operating activities:
 Depreciation and amortization                   18,845      15,975
 Loss on sales of property and equipment          1,830         797
 Provision for deferred income taxes              6,187      (3,146)
 Decrease in deferred revenue and other
   liabilities                                  (18,993)     (9,180)
 (Increase) decrease in net accounts and
   notes receivable                             (50,975)     15,321
 Increase in merchandise inventory, prepaid
   expenses and other current assets           (116,756)   (110,493)
 (Increase) decrease in other assets             (2,282)        989
 Increase (decrease) in accounts payable,
   accrued expenses and other current
   liabilities, and accrued income taxes         40,448     (28,353)
Net cash used in operating activities            97,078)    (98,402)

Investing Activities:
Purchases of property and equipment            (110,514)    (53,019)
Proceeds from sales of property and equipment    20,604      13,991
Net cash used in investing activities           (89,910)    (39,028)

Financing Activities:
Proceeds from issuance of short-term debt        85,000     128,000
Proceeds from issuance of long-term debt        122,000           -
Principal payments on long-term debt               (721)       (821)
Proceeds from issuance of common stock, net       2,778       1,297
Dividends paid                                   (2,417)     (1,924)
Net cash provided by financing activities       206,640     126,552

Increase (decrease) in cash and cash equivalents 19,652     (10,878)
Cash and cash equivalents at beginning of year   46,962      75,194
Cash and cash equivalents at end of period     $ 66,614    $ 64,316


See accompanying note to consolidated financial statements.

            CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
            Note to Consolidated Financial Statements



  1. The consolidated financial statements conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The consolidated financial statements included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1995 annual report to stockholders.

                             ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the first quarter of fiscal 1996 were $1.39 billion, an increase of 33 percent over the same period last year. The total sales growth includes the sales from a net of 59 Superstores opened during the past year and a comparable store sales increase of 10 percent. The first quarter sales results slightly exceeded management's expectations and reflect a strong performance throughout the country and under varying competitive conditions.

Comparable store sales increases for the first quarter ended May
31, 1995, were as follows:

                       FY'96              1st Quarter
               MAR      APR     MAY      FY'96   FY'95
                5%      12%     13%       10%     12%

The Company opened nine new Superstores during the quarter and replaced two stores with larger locations. The Company entered Salt Lake City, Utah, with four stores; and opened its first stores in Rockford and Champaign, Ill.; Springfield, Mass.; and Hartford, Conn. A fifth store was added in Cincinnati, Ohio, and stores were replaced in Atlanta, Ga., and Spartanburg, S.C. The Company's expansion program includes four Superstore formats designed to maximize volume and profitability in specific trade areas. The Company plans to open an estimated 60 Superstores in fiscal 1996 in new and existing markets. Approximately 35 of the new stores will reflect the Company's newest and largest format, which has approximately 41,000 square feet and is classified below as the "D" format. The Company also plans to replace approximately 15 stores with this design in the current fiscal year.

The table below details Circuit City retail units:

              Stores Open At End Of Quarter    Estimate
              May 31, 1995   May 31, 1994    Feb. 29, 1996  Feb. 28, 1995

   Superstore
     "D" Superstore   20           -              60             12
     "C" Superstore  260         225             255            257
     "B" Superstore   35          32              44             37
     "A" Superstore    5           4              14              6
   Electronics-Only    5           6               5              5
   Mall Store         32          32              36             35
   TOTAL             357         299             414            352

The  Company  also  expanded  the  test  of  CarMax,  a  retail
Superstore  format  selling  late-model  used  cars,  to  three
Superstores with the addition of an Atlanta, Ga., location.

For the Company's Circuit City business, gross dollar sales from all extended warranty programs rose to 6.0 percent of sales in the first quarter of fiscal year 1996 from 5.9 percent in the same period last year. Third-party warranty revenue rose to 3.1 percent of sales in this year's first quarter from
1.9 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 6.0 percent of sales in this year's first quarter versus 6.1 percent in the first quarter of last year.

Total sales by merchandise categories are listed below:

                                     1st Quarter
                                Fiscal 1996  Fiscal 1995
             TV                      17 %         19 %
             VCR/Camcorders          15           16
             Audio                   19           21
             Home Office             23           15
             Appliances              15           18
             Other *                 11           11
             TOTAL                 100 %        100 %

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

Cost of Sales, Buying and Warehousing

As  anticipated,  the  gross profit margin  decreased  from  25.1 percent in the first quarter of last year to 23.0 percent in the first quarter of fiscal 1996.

The  lower margin reflects the highly competitive climate,  rapid personal  computer and music software sales growth and additional
CarMax  sales.   Management  expects  that  these  factors   will
continue to lower margins on a year-over-year basis.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expense ratio improved from 22.1 percent in the first quarter of last year to
19.9 percent for the same period this year and more than offset the decrease in the gross profit margin for the same period. Continued improvement in the ratio reflects the comparable and total sales growth, the Company's ongoing focus on maximizing productivity and the lower expense structure for CarMax.

The Company expects continued improvements in the SG&A ratio due to sales growth and leverage from store additions in existing markets.

Interest Expense

Interest  expense for the first quarter of fiscal 1996  increased to 0.3 percent of sales from 0.0 percent for the first quarter of
last  year.   The  increase reflects higher  interest  rates  and
borrowing levels resulting from the Company's growth.

Income Taxes

The  effective  income tax rate remained at 37.5 percent  in  the
first  quarter  of both fiscal year 1996 and 1995.   The  Company
does not expect a change in the effective income tax rate for the remainder of fiscal 1996.

Net Earnings

Net  earnings  for the quarter ended May 31, 1995,  increased  25 percent to $24.6 million from $19.7 million in the same period last year. Net earnings per share rose 25 percent to 25 cents from 20 cents.

The Company expects to continue its trend of earnings growth in fiscal 1996.

Liquidity and Capital Resources

Total assets at May 31, 1995, were $2,256.8 million, up $252.7 million or 13 percent since February 28, 1995. The largest contributor to the asset increase was a $105.5 million inventory increase to support expected higher sales volume and new store openings. Property and equipment has increased $69.2 million since the end of fiscal 1995. This net increase is due largely to planned and completed store openings. Net accounts and notes receivable have increased $51.0 million since February 25, 1995, primarily due to an increase in credit card accounts generated by the Company's credit card bank subsidiary.

Accounts payable has increased $63.4 million and short-term debt has increased $85.0 million since the end of fiscal 1995 to support new store expansion and the purchase of inventory.

On May 26, 1995, the Company completed a five-year $175 million senior unsecured term loan agreement with a group of banks. Principal is due at maturity with interest payable periodically at a variable rate based on LIBOR. LTCB Trust Company is agent for the banks in the agreement. The proceeds will be used for general corporate purposes. At February 28, 1995, the Company classified $53 million in short-term debt as long term in anticipation of this transaction.

The Company's credit card bank subsidiary has a master trust securitization facility for its private-label credit card that allows the transfer of up to $760 million in receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. In addition, the Company's credit card bank subsidiary has an asset securitization program that allows the transfer of up to $400 million in receivables related to its other bank card programs. In the first quarter of fiscal 1996, the Company entered into an additional asset securitization program that allows the transfer of up to $75 million in receivables related to its used car business.

The Company expects to continue its existing long-term capitalization strategy during fiscal 1996. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases and proceeds of the recent long-term debt agreement and that securitization transactions will be used to finance the growth in credit card and auto loan receivables. At May 31, 1995, the Company maintained a multi-year, $100 million unsecured revolving bank credit facility and $300 million in seasonal lines that are renewed annually with various banks.

                  PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The annual meeting of the Company's shareholders was held on June 13, 1995.

           (c)    (i)  At such annual meeting,  the shareholders of the
                       Company elected Richard N. Cooper, Richard L. Sharp and Alan L. Wurtzel as directors for three-year terms and Mikael Salovaara for a
                       one-year  term. The   elections   were  approved
                       by   the following votes:


                     Directors          For       Withheld
                 Richard N. Cooper  79,464,208     209,861
                 Richard L. Sharp   79,381,041     293,028
                 Alan L. Wurtzel    79,378,568     295,501
                 Mikael Salovaara   79,397,148     276,921

                  (ii) At  such annual  meeting,  the shareholders  of
                       the Company   approved   the   amendment    and
                       restatement   of   the  1989   Non-Employee
                       Directors  Stock  Option  Plan  (the  "1989
                       Plan").    The   amendments  extended   the
                       expiration date of the 1989 Plan, increased the number of shares reserved for issuance under the 1989 Plan, changed the vesting schedule for
                       options granted under the 1989 Plan,   increased
                       the  number  of   shares covered  by  each annual
                       option grant,  and effected  certain changes of a
                       housekeeping nature.    The  1989  Plan amendment
                       and restatement was approved by the following vote:

                                                                      Broker
                                   For        Against     Abstain    Non-Votes
                   1989 Plan    59,139,753   20,004,698    529,618        0

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Index to Exhibits:

              (4) $175,000,000 term loan agreement dated May 26, 1995, between the Company and LTCB Trust Company as agent. Pursuant to Item 601(b)(4)(iii) of Regulation
                   S-K,   in  lieu  of  filing  a  copy  of   such
                   agreement, Registrant agrees to furnish a copy of such agreement to the Commission upon request.

             (27)    Financial Data Schedule

         (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended May 31, 1995.

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


                             CIRCUIT CITY STORES, INC.
                                (Company)




                             By: s/Richard L. Sharp
                                Richard L. Sharp
                                Chairman of the Board,
                                President and
                                Chief Executive Officer



                             By: s/Michael T. Chalifoux
                                Michael T. Chalifoux
                                Senior Vice President,
                                Chief Financial Officer and
                                Corporate Secretary



                             By: s/Keith D. Browning
                                Keith D. Browning
                                Vice President,
                                Corporate Controller and
                                Chief Accounting Officer





July 13, 1995