Form 10-Q
period 1995-08-31
CIRCUIT CITY STORES INC
filed 1995-10-13
CIK 104599

FORM 10-Q
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended August 31, 1995
                                   OR
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

             Class                     Outstanding at September 30, 1995
 Common Stock, par value $0.50                  97,234,034 Shares

An Index is included on Page 2 and a separate Index for Exhibits is included on Page 11.

             CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                               INDEX

                                                              Page
                                                               No.
  PART I.  FINANCIAL INFORMATION
      Item 1.  Financial Statements

               Consolidated Balance Sheets -
               August 31, 1995 and February 28, 1995            3

               Consolidated Statements of Earnings -
               Three Months and Six Months Ended
               August 31, 1995 and 1994                         4

               Consolidated Statements of Cash Flows -
               Six Months Ended August 31, 1995 and 1994        5

               Note to Consolidated Financial Statements        6


      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    7-11


PART II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                11

                     PART I.  FINANCIAL INFORMATION
                     ITEM 1.  FINANCIAL STATEMENTS

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                (Amounts in thousands except share data)

                                        Aug. 31, 1995     Feb. 28, 1995
                                         (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents               $     46,589      $     46,962
Net accounts and notes receivable            424,924           264,565
Merchandise inventory                      1,286,685         1,035,776
Deferred income taxes                         21,966            25,696
Prepaid expenses and other current
  assets                                      24,658            14,162

Total current assets                       1,804,822         1,387,161

Property and equipment, net                  715,553           592,956
Deferred income taxes                            832             5,947
Other assets                                  21,127            17,991
TOTAL ASSETS                              $2,542,334        $2,004,055
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt    $    2,353        $    2,378
Accounts payable                             716,718           576,578
Short-term debt                              260,000                 0
Accrued expenses and other current
  liabilities                                 97,395           113,631
Accrued income taxes                           9,971            13,533

Total current liabilities                  1,086,437           706,120

Long-term debt, excluding current
  installments                               299,652           178,605
Deferred revenue and other liabilities       210,854           241,866

TOTAL LIABILITIES                          1,596,943         1,126,591

Stockholders' equity:
Common stock, $0.50 par value                 48,577            48,238
Capital in excess of par value                79,692            72,639
Retained earnings                            817,122           756,587

TOTAL STOCKHOLDERS' EQUITY                   945,391           877,464

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $2,542,334        $2,004,055

See accompanying note to consolidated financial statements.

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
            Consolidated Statements of Earnings (Unaudited)
              (Amounts in thousands except per share data)

                             Three Months Ended          Six Months Ended
                                 August 31,                 August 31,
                            1995           1994         1995          1994

Net sales and operating
  revenues               $1,600,805     $1,218,572  $2,992,463     $2,267,267

Cost of sales, buying
  and warehousing         1,232,513        908,955   2,304,285      1,693,973

Gross profit                368,292        309,617     688,178        573,294

Selling, general and
  administrative expenses   298,158        250,985     574,808        482,811

Interest expense              4,174            942       8,017          1,295

Total expenses              302,332        251,927     582,825        484,106

Earnings before income
  taxes                      65,960         57,690     105,353         89,188

Provision for income
  taxes                      24,714         21,635     39,489          33,445

Net earnings             $   41,246     $   36,055  $  65,864       $  55,743

Weighted average common
  shares and common
  share equivalents          98,814         97,513     98,672          97,418

Net earnings per share   $     0.42     $     0.37  $    0.67       $    0.57

Dividends paid per
  common share           $     0.03     $    0.025  $   0.055       $   0.045


See accompanying note to consolidated financial statements.

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited)
                         (Amounts in thousands)
                                                      Six Months Ended
                                                         August 31,
                                                    1995          1994
Operating Activities:
Net earnings                                    $   65,864    $   55,743
Adjustments to reconcile net earnings to
  net cash used in operating activities:
  Depreciation and amortization                     38,296        32,358
  Loss on sales of property and equipment            2,732         1,613
  Provision for deferred income taxes                8,845        (2,581)
  Decrease in deferred revenue and other
    liabilities                                    (31,012)      (25,692)
  Increase in net accounts and notes
    receivable                                    (160,359)      (23,483)
  Increase in merchandise inventory,
    prepaid expenses and other current
    assets                                        (261,405)     (195,655)
  Increase in other assets                          (3,136)         (552)
  Increase in accounts payable, accrued
    expenses and other current liabilities,
    and accrued income taxes                       120,342       129,198
Net cash used in operating activities             (219,833)      (29,051)

Investing Activities:
Purchases of property and equipment               (245,409)     (146,677)
Proceeds from sales of property and equipment       81,784        31,988
Net cash used in investing activities             (163,625)     (114,689)

Financing Activities:
Proceeds from issuance of short-term debt          260,000        20,000
Proceeds from issuance of long-term debt           122,000       100,000
Principal payments on long-term debt                  (978)       (1,179)
Proceeds from issuance of common stock, net          7,392         1,664
Dividends paid                                      (5,329)       (4,332)
Net cash provided by financing activities          383,085       116,153

Decrease in cash and cash equivalents                 (373)      (27,587)
Cash and cash equivalents at beginning of year      46,962        75,194
Cash and cash equivalents at end of period      $   46,589    $   47,607


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

                                  ITEM 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the second quarter of fiscal 1996 were $1.60 billion, a 31 percent increase from $1.22 billion in the same period last year. The total sales growth reflects the net addition of 62 Superstores since last year and a comparable store sales increase of 10 percent during the second quarter.

For the six months ended August 31, 1995, total sales grew 32 percent to $2.99 billion from $2.27 billion in the same period last year.

Comparable store sales increases for the second quarter and the first six months of fiscal years 1996 and 1995 were as follows:


          FY '96             2nd Quarter         Six Months
    JUN    JUL     AUG    FY '96     FY '95    FY '96    FY '95
     8%    12%     9%       10%       14%       10%       13%


Comparable store sales increases continue to be driven by the rapidly growing home office category. Management believes that total and comparable store sales growth reflects a strong competitive position in a softer retail climate.

During the second quarter, the Company opened 15 new Superstores. The openings included the Company's first two Superstores in Denver, Colo., and its first Superstores in Bloomington and Springfield, Ill.; Midland, College Station and Waco, Texas; Winchester, Va.; and Jacksonville, N.C. The Company added three stores in Seattle, Wash., and one each in Portland, Ore.; and in San Antonio and Houston, Texas. During the quarter, the Company also replaced one store in Miami, Fla., and another in Palm Springs, Calif., with its largest Superstore format.

The Company plans to open approximately 65 Superstores in fiscal 1996 in new and existing markets. In addition, the Company plans to replace approximately 14 stores with its newest and largest format, the "D" Superstore.

The table below details Circuit City retail units:

                 Stores Open At End of Quarter     Estimate
                 Aug. 31, 1995   Aug. 31, 1994   Feb. 29, 1996   Feb. 28, 1995
  Superstore
   "D" Superstore       29              -               61              12

   "C" Superstore      260             236             259             257

   "B" Superstore       39              33              45              37

   "A" Superstore        7               4              11               6

   Electronics-Only      5               5               5               5

   Mall Store           32              32              37              35

   TOTAL               372             310             418             352

With the addition of a second Atlanta, Ga., location, the Company also expanded the test of CarMax, a retail Superstore format selling late-model used cars, to four Superstores.

For the Company's Circuit City operations, gross dollar sales from all extended warranty programs rose to 6.0 percent of sales in the second quarter of fiscal year 1996 from 5.9 percent in the same period last year. Third-party warranty revenue was 3.0 percent of sales in this year's second quarter versus 2.7 percent in the same period last year. The total extended warranty revenue that is reported in total sales was
5.4 percent of sales in this year's second quarter versus 6.2 percent in the second quarter of last year.

Total sales by merchandise categories are listed below:

                             2nd Quarter                 Six  Months
                     Fiscal 1996    Fiscal 1995   Fiscal 1996  Fiscal 1995
   TV                   16%            18%           16%          18%
   VCR/Camcorders       13             15            14           15
   Audio                17             20            18           21
   Home Office          24             16            24           16
   Appliances           18             20            17           19
   Other *              12             11            11           11
    TOTAL              100%           100%          100%         100%

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

Cost of Sales, Buying and Warehousing

As anticipated, the gross profit margin decreased from 25.4 percent in the second quarter of last year to 23.0 percent in the second quarter of fiscal 1996. The gross margins for the six-month periods ended August 31, 1995 and 1994, were 23.0 and 25.3 percent, respectively.

The lower margins reflect more intense competition, a higher percentage of personal computer and music software sales and additional CarMax sales. Management expects that during the second half of fiscal 1996 these factors will continue to lower margins on a year-over-year basis.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expense ratio improved from 20.6 percent in the second quarter of last year to 18.6 percent for the same period this year. For the six-month period ended August 31, 1995, the expense ratio was 19.2 percent versus 21.3 percent in the same period last year.

The Company expects that sales growth, leverage from store additions in existing markets, an ongoing focus on productivity, and the lower expense structure for CarMax will continue to produce improvements in the SG&A ratio during the second half of the fiscal year.

Interest Expense

Interest expense increased to 0.3 percent of sales in both the second quarter and first six months of fiscal 1996 from 0.1 percent in the same periods of fiscal 1995. The increase reflects higher interest rates and borrowing levels resulting from the Company's growth.

Income Taxes

The effective income tax rate was 37.5 percent in the second quarter and first six months of both fiscal years 1996 and 1995. The Company does not expect a change in the effective income tax rate for the remainder of fiscal 1996.

Net Earnings

Net earnings for the quarter ended August 31, 1995, were $41.2 million, an increase of 14 percent from $36.1 million in the same period last year. Net earnings per share rose 14 percent to 42 cents from 37 cents.

Net earnings for the six months ended August 31, 1995, were $65.9 million, an increase of 18 percent from $55.7 million in the same period last year. Net earnings per share rose 18 percent to 67 cents from 57 cents.

The Company expects to continue its trend of earnings growth for fiscal
1996.

Liquidity and Capital Resources

Total assets at August 31, 1995, were $2,542.3 million, up $538.3 million or 27 percent since February 28, 1995. The largest contributor to the asset growth was a $250.9 million inventory increase to support expected higher seasonal sales volume and new store openings. Property and equipment has increased by $122.6 million since the end of fiscal 1995. This net increase is due largely to the planned and completed store openings. Net accounts and notes receivable have increased $160.4 million since February 28, 1995, primarily due to an increase in credit card accounts generated by the Company's credit card bank subsidiary.

Accounts payable has increased $140.1 million and short-term debt has increased $260.0 million since the end of fiscal 1995 to support the purchase of inventory, the increase in credit card receivables and new store expansion.

Long-term debt has increased $121.0 million since the end of fiscal 1995 due to the $175 million senior unsecured term loan agreement entered into in the first quarter of fiscal year 1996. At February 28, 1995, the Company classified $53 million in short-term debt as long term in anticipation of this transaction.

The Company's credit card bank subsidiary has a master trust securitization facility for its private-label credit card that allows the transfer of up to $1,060 million in receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. In addition, the Company's credit card bank subsidiary has an asset securitization program that allows the transfer of up to $700 million in receivables related to its other bank card programs. For the Company's used car business, an asset securitization program allows the transfer of up to $75 million in auto loan receivables.

The Company expects to continue its existing long-term capitalization strategy during fiscal 1996. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases and proceeds from the recent long-term debt agreement and that securitization transactions will be used to finance the growth in credit card and auto loan receivables. At August 31, 1995, the Company maintained a multi-year, $100 million unsecured revolving bank credit facility and $270 million in seasonal lines that are renewed annually with various banks.


                  PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

         (a) Exhibits

             Index to Exhibits:

             (3) Bylaws of the Company, amended and restated as of August 15, 1995.

             (4) $100,000,000 amended and restated revolving credit agreement dated June 30, 1995, between the Company, the banks listed therein and Signet Bank/Virginia as administrative agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, Registrant agrees to furnish a copy of such agreement to the Commission upon request.

            (27)  Financial Data Schedules

         (b) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended August 31, 1995.

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




October 11, 1995