Form 10-Q
period 1995-11-30
CIRCUIT CITY STORES INC
filed 1996-01-12
CIK 104599

FORM 10-Q
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended November 30, 1995
                                   OR
  [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from _____ to _____

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

            Class                     Outstanding at December 29, 1995
Common Stock, par value $0.50                97,330,083 Shares

An Index is included on Page 2 and a separate Index for Exhibits is included on Page 12.

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                 INDEX

                                                                   Page
                                                                    No.

PART I.    FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheets -
              November 30, 1995 and February 28, 1995               3

              Consolidated Statements of Earnings -
              Three Months and Nine Months Ended
              November 30, 1995 and 1994                            4

              Consolidated Statements of Cash Flows -
              Nine Months Ended November 30, 1995 and 1994          5

              Notes to Consolidated Financial Statements            6

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                         7-11

PART II.   OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                     12

                     PART I.  FINANCIAL INFORMATION
                     ITEM 1.  FINANCIAL STATEMENTS

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                (Amounts in thousands except share data)

                                            Nov. 30, 1995      Feb. 28, 1995
                                             (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                     $   45,961         $   46,962
Net accounts and notes receivable                327,547            264,565
Merchandise inventory                          1,966,352          1,035,776
Deferred income taxes                             24,128             25,696
Prepaid expenses and other current assets         19,607             14,162

Total current assets                           2,383,595          1,387,161

Property and equipment, net                      747,616            592,956
Deferred income taxes                              2,304              5,947
Other assets                                      16,815             17,991

TOTAL ASSETS                                  $3,150,330         $2,004,055

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt        $    1,206         $    2,378
Accounts payable                               1,016,085            576,578
Short-term debt                                  435,000                  0
Accrued expenses and other current liabilities    99,126            113,631
Accrued income taxes                               7,528             13,533

Total current liabilities                      1,558,945            706,120

Long-term debt, excluding current installments   399,619            178,605
Deferred revenue and other liabilities           213,896            241,866

TOTAL LIABILITIES                              2,172,460          1,126,591

Stockholders' equity:
Common stock, $0.50 par value                     48,658             48,238
Capital in excess of par value                    83,554             72,639
Retained earnings                                845,658            756,587

TOTAL STOCKHOLDERS' EQUITY                       977,870            877,464

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                        $3,150,330         $2,004,055

See accompanying notes to consolidated financial statements.

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
            Consolidated Statements of Earnings (Unaudited)
              (Amounts in thousands except per share data)

                                Three Months Ended          Nine Months Ended
                                    November 30,              November 30,
                               1995           1994         1995         1994
Net sales and operating
 revenues                  $1,783,446     $1,405,445   $4,775,909   $3,672,712

Cost of sales, buying
 and warehousing            1,378,312      1,069,396    3,682,597    2,763,369

Gross profit                  405,134        336,049    1,093,312      909,343

Selling, general and
 administrative expenses      346,264        286,164      921,072      768,975

Interest expense                8,582          4,378       16,599        5,673

Total expenses                354,846        290,542      937,671      774,648

Earnings before income taxes   50,288         45,507      155,641      134,695

Provision for income taxes     18,837         17,065       58,326       50,510

Net earnings               $   31,451     $   28,442   $   97,315   $   84,185

Weighted average common
 shares and common share
 equivalents                   98,750         97,620       98,549       97,531

Net earnings per share     $     0.32     $     0.29   $     0.99   $     0.86

Dividends paid per common
 share                     $    0.030     $    0.025   $    0.085   $    0.070


See accompanying notes to consolidated financial statements.

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited)
                         (Amounts in thousands)
                                                          Nine Months Ended
                                                             November 30,
                                                          1995          1994

Operating Activities:
Net earnings                                          $   97,315    $   84,185
Adjustments to reconcile net earnings to net
    cash used in operating activities:
    Depreciation and amortization                         60,277        49,551
    Loss on sales of property and equipment                3,856         1,792
    Provision for deferred income taxes                    5,211        17,572
    Decrease in deferred revenue and other liabilities   (27,970)      (30,459)
    Increase in net accounts and notes receivable        (62,982)      (78,539)
    Increase in merchandise inventory, prepaid expenses
       and other current assets                         (936,021)     (665,582)
    Decrease (increase) in other assets                    1,176        (4,534)
    Increase in accounts payable, accrued expenses
       and other current liabilities, and accrued
       income taxes                                      418,997       324,144
Net cash used in operating activities                   (440,141)     (301,870)

Investing Activities:
Purchases of property and equipment                     (397,000)     (277,753)
Proceeds from sales of property and equipment            178,207        73,941
Net cash used in investing activities                   (218,793)     (203,812)

Financing Activities:
Proceeds from issuance of short-term debt                435,000       384,000
Proceeds from issuance of long-term debt                 222,000       100,000
Principal payments on long-term debt                      (2,158)       (2,157)
Proceeds from issuance of common stock, net               11,335         3,437
Dividends paid                                            (8,244)       (6,741)
Net cash provided by financing activities                657,933       478,539

Decrease in cash and cash equivalents                     (1,001)      (27,143)
Cash and cash equivalents at beginning of year            46,962        75,194
Cash and cash equivalents at end of period            $   45,961    $   48,051

See accompanying notes to consolidated financial statements.

               CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

1.  Consolidated Financial Statements

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

2.  Debt

At November 30, 1995, the Company classified $100 million of short-term unsecured bank borrowings as long-term for financial reporting purposes. The Company has the intent to refinance this debt on a long-term basis and has the ability to do so utilizing a revolving loan under its existing $100 million unsecured revolving credit agreement with four banks. Revolving loans under this agreement become due and payable on June 30, 2000. The weighted average interest rate per annum on this short-term debt at November 30, 1995, was 5.94 percent.

                                ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the third quarter of fiscal 1996 were $1.78 billion, a 27 percent increase from $1.41 billion in the same period last year. The total sales growth reflects the net addition of 61 Superstores since last year and a comparable store sales increase of 3 percent for the third quarter.

For the nine months ended November 30, 1995, total sales grew 30 percent to $4.78 billion from $3.67 billion in the same period last year.

Comparable store sales for the third quarter and the first nine months of fiscal years 1996 and 1995 were as follows:


        FY '96               3rd Quarter          Nine Months
 SEPT     OCT     NOV     FY '96     FY '95     FY '96    FY '95
  8%     (1)%     1%        3%        19%         7%       15%


Management believes that moderating comparable store sales reflect a softer retail climate, slower industry growth, more difficult comparisons versus the prior year and the Company's effort to balance sales growth against the aggressive pricing and financing programs offered by some competitors. The recent trend of comparable store sales moderation could continue in the fourth quarter.

During the third quarter, the Company opened 31 new Superstores, including its first two in Rochester, N.Y.; Buffalo, N.Y.; and Milwaukee, Wisc. The
Company opened one Superstore in each of the following new markets:
Colorado Springs, Colo.; Salisbury, Md.; and Wilmington, N.C.  The
Company added three Superstores in Hartford, Conn.; two in Chicago, Ill.; two in Cleveland, Ohio; and two in Waco, Texas. One additional store opened in each of the following markets: Phoenix, Ariz.; Los
Angeles, Fresno, Santa Barbara and San Diego, Calif.; Denver, Colo.;
Atlanta, Ga.; Baltimore, Md.; Minneapolis, Minn.; Nashville, Tenn.;
Tyler, Texas; Cincinnati, Ohio; and Seattle, Wash. The Company expanded three stores in Los Angeles, Calif., and one in Baltimore, Md.; and replaced existing stores with larger-square-footage sites in Greenville, S.C., and in Winston-Salem and Charlotte, N.C. The Company also opened five mall-based Circuit City Express stores including two openings in Atlanta, Ga.; and one per market in Greenville, S.C., and in Raleigh and Winston-Salem, N.C. In the final quarter, the Company plans to open five new Superstores and replace one existing store.

In fiscal 1997, the Company plans to open 60 to 65 Superstores and replace 15 to 20 existing Superstores with larger-square-footage locations. The major new markets will include Detroit, Mich., and Pittsburgh, Penn. The Company also will enter a number of smaller markets and add stores in existing markets.

The table below details Circuit City retail units:

                Stores Open at End of Quarter       Estimate
                Nov. 30, 1995    Nov. 30, 1994    Feb. 29, 1996    Feb. 28, 1995
Superstore
"D" Superstore      52                10                55              12
"C" Superstore     260               253               261             257
"B" Superstore      43                36                44              37
"A" Superstore      11                 6                11               6
Electronics-Only     5                 5                 5               5
Mall Store          37                36                37              35
TOTAL              408               346               413             352


In addition, the Company operates four CarMax Superstores, a retail Superstore format selling late-model used cars, with two locations in the Atlanta, Ga., area and one location each in Richmond, Va., and Raleigh, N.C.

In early January, the Company announced the first phase of its national expansion plans for CarMax. In calendar 1996, the Company expects to open CarMax sites in Charlotte, N.C., and in Tampa and Orlando, Fla. Other markets in the first phase of expansion will include South Florida, Dallas-Fort Worth, Houston and Washington-Baltimore. In addition, the Company recently signed a franchise agreement that allows CarMax to sell new Chrysler, Plymouth, Jeep(R) and Eagle products at its Norcross, Ga., location. This agreement will allow CarMax to explore opportunities in new-car retailing.

For the Company's Circuit City operations, gross dollar sales from all extended warranty programs rose to 6.1 percent of sales in the third quarter of fiscal year 1996 from 6.0 percent in the same period last year.
Third-party warranty revenue was 3.1 percent of sales in this year's third quarter versus 2.4 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 5.1 percent of sales in this year's third quarter versus 5.4 percent in the third quarter of last year.

Total sales by merchandise categories are listed below:

                               3rd Quarter                  Nine Months
                    Fiscal 1996     Fiscal 1995     Fiscal 1996     Fiscal 1995
TV                     19%              19%              17%            18%
VCR/Camcorders         13               14               14             15
Audio                  16               19               17             20
Home Office            28               22               25             18
Appliances             13               15               16             18
Other *                11               11               11             11
TOTAL                 100%             100%             100%           100%


*Includes such products as telephones, portable radios, portable tape players and entertainment software.

Home office continues to be the strongest growing product category, reflecting industry growth in this area.

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

Cost of Sales, Buying and Warehousing

As anticipated, the gross profit margin decreased from 23.9 percent in the third quarter of last year to 22.7 percent in the third quarter of fiscal 1996. The gross margins for the nine-month periods ended
November 30, 1995 and 1994, were 22.9 and 24.8 percent, respectively.

The lower margins reflect a higher percentage of personal computer and music software sales, promotional pricing and additional CarMax sales. Management expects that during the last quarter of fiscal 1996 these factors will continue to lower margins on a year-over-year basis.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expense ratio improved from 20.4 percent in the third quarter of last year to 19.4 percent for the same period this year. For the nine-month period ended November 30, 1995, the expense ratio was 19.3 percent versus 20.9 percent in the same period last year.

The better ratio reflects the contribution from the Company's credit card bank subsidiary, effective operating expense control and the lower expense structure for CarMax. The Company expects that improvements in the SG&A ratio will continue in the fourth quarter as a result of the continued contribution from its credit card bank subsidiary, sales growth, leverage from store additions in existing markets and the lower expense structure for CarMax.

Interest Expense

Interest expense increased to 0.5 percent of sales in this year's third quarter from 0.3 percent last year. For the nine months ended November 30, 1995, interest expense was 0.3 percent of sales compared to 0.2 percent of sales in the same period last year. The increases for both the third quarter and nine-month period reflect higher borrowing levels resulting from the Company's growth.

Income Taxes

The effective income tax rate remained at 37.5 percent in the third quarter and first nine months of both fiscal years 1996 and 1995. The Company does not expect a change in the effective income tax rate for the remainder of fiscal 1996.

Net Earnings

Net earnings for the quarter ended November 30, 1995, were $31.5 million, an increase of 11 percent from $28.4 million in the same period last year. Net earnings per share rose 10 percent to 32 cents from 29 cents.

Net earnings for the nine months ended November 30, 1995, were $97.3 million, an increase of 16 percent from $84.2 million in the same period last year. Net earnings per share rose 15 percent to 99 cents from 86 cents.

The Company expects that earnings may moderate in the fourth quarter resulting from declining industry sales and an intense promotional environment.

Liquidity and Capital Resources

Total assets at November 30, 1995, were $3,150.3 million, up $1,146.3 million or 57 percent since February 28, 1995. The largest contributor to the asset growth was a $930.6 million inventory increase to support the holiday season sales volume and new store openings. Property and equipment has increased $154.7 million since the end of fiscal 1995.
This net increase is due largely to planned and completed store openings. Net accounts and notes receivable have increased $63.0 million since February 28, 1995, primarily due to an increase in credit card accounts generated by the Company's credit card bank subsidiary.

Accounts payable has increased $439.5 million and short-term debt has increased $435.0 million since the end of fiscal 1995 to support the purchase of inventory, the increase in credit card receivables and new store expansion.

Long-term debt has increased $219.8 million since the end of fiscal 1995 due primarily to the $175 million senior unsecured term loan agreement entered into in the first quarter of fiscal year 1996. At February 28, 1995, the Company classified $53 million in short-term debt as long-term in anticipation of this transaction. In addition, the Company classified $100 million of short-term debt as long-term for financial reporting purposes at November 30, 1995. The Company has the intent and ability to refinance the short-term unsecured bank borrowings on a long-term basis.

The Company's credit card bank subsidiary has a master trust securitization facility for its private-label credit card that allows the transfer of up to $1,060 million in receivables through private placement and the public market. In addition, the Company's credit card bank subsidiary has an asset securitization program that allows the transfer of up to $950 million in receivables related to its other bank card programs. The Company also has an asset securitization program which allows the transfer of up to $100 million in auto loan receivables. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Company expects to continue its existing long-term capitalization strategy during the last quarter of fiscal 1996. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, long-term debt agreements, sale leaseback transactions and operating leases and that securitization transactions will be used to finance the growth in credit card and auto loan receivables. At
November 30, 1995, the Company maintained a multi-year, $100 million unsecured revolving bank credit facility and $260 million in seasonal lines that are renewed annually with various banks.

Impact of Recent Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard is effective for fiscal years beginning after December 15, 1995. The Company does not expect the standard to have a material impact on the Company's financial position or results of operations. This SFAS will be implemented for the fiscal year ending February 28, 1997.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The standard is effective for fiscal years beginning after December 15, 1995. The Company does not intend to adopt the new accounting method of the standard; however, the additional disclosures required by this SFAS will be made for the fiscal year ending February
28, 1997.

                      PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  Index to Exhibits:

                  (10)    Material Contracts

                          (i) Program for deferral of director compensation implemented October 1995.

                  (27)    Financial Data Schedule

          (b)     Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended November 30, 1995.

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





January 11, 1996