Form 10-K
period 1996-02-29
CIRCUIT CITY STORES INC
filed 1996-05-21
CIK 104599

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 29, 1996

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

           Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of Each Exchange
      Title of Each Class                              on Which Registered
 Common Stock, Par Value $0.50                       New York Stock Exchange

Rights to Purchase Preferred Stock,
    Series E, Par Value $20.00                       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

        On May 3, 1996, the Company had 97,576,474 common shares outstanding. The aggregate market value of the common shares held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was $2,924,887,420 based upon the closing price of these shares as reported by the New York Stock Exchange on May 3, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated by reference in Parts I, II, III, and IV of this Form 10-K Report: (1) Pages 17 through 33 of the Company's Annual Report to Shareholders for the fiscal year ended February 29, 1996 (Parts I, II and IV) and (2) "Election of Directors," "Beneficial Ownership of Securities," "Executive Compensation," "Employment Agreements and Change-in-Control Arrangements," "Compensation of Directors" and "Section 16(a) Compliance" in the May 10, 1996 Proxy Statement, furnished to shareholders of the Company in connection with the 1996 Annual Meeting of such shareholders (Part III).

                                TABLE OF CONTENTS


Item                                                                                               Page

PART I
 1.   Business                                                                                      3

 2.   Properties                                                                                    7

 3.   Legal Proceedings                                                                             9

 4.   Submission of Matters to a Vote of Security Holders                                           9


PART II

 5.   Market for the Company's Common Equity and Related Stockholder Matters                       10

 6.   Selected Financial Data                                                                      10

 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition        10

 8.   Financial Statements and Supplementary Data                                                  11

 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         11


PART III

10.   Directors and Executive Officers of the Company                                              11

11.   Executive Compensation                                                                       11

12.   Security Ownership of Certain Beneficial Owners and Management                               11

13.   Certain Relationships and Related Transactions                                               11


PART IV

14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K                              12

                                     PART I

Item 1.  Business.

      Circuit City Stores, Inc. (the Company) was incorporated under the laws of Virginia in 1949. Its corporate headquarters is located at 9950 Mayland Drive, Richmond, Va. The Company's retail operations consist of Circuit City Superstores, Circuit City electronics-only stores and mall-based Circuit City Express stores. The Company has a wholly owned credit card bank subsidiary, First North American National Bank, that extends consumer credit. In addition, the Company operates CarMax, a retail Superstore format selling late-model used cars.

      General. The Company is the nation's largest retailer of brand-name consumer electronics and major appliances and a leading retailer of personal computers and music software. It sells video equipment, including televisions, digital satellite systems, video cassette recorders and camcorders; audio equipment, including home stereo systems, compact disc players, tape recorders and tape players; mobile electronics, including car stereo systems and security systems; home office products, including personal computers, peripheral equipment and facsimile machines; other consumer electronics products, including cellular phones, telephones and portable audio and video products; entertainment software; and major appliances, including washers, dryers, refrigerators, microwave ovens and ranges. Music software, including compact discs and audio tapes, was available in approximately three-quarters of the Superstores at April 30, 1996.

      Each  of  the  Company's  store  locations   follows  detailed   operating
procedures and merchandising programs. Included are procedures for inventory maintenance, advertising, customer relations, store administration, merchandise display, store security and the demonstration and sale of products. Each store carries a standard line of products selected at the corporate level and supplied directly to the stores by the Company's regional warehouse distribution facilities.

      Expansion. The Company's goal is to maximize profitability in each market it serves by capturing large market shares that produce high sales volumes across a broad merchandise mix.

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

      Although suggested retail prices are established by the Company's central merchandising department, each store manager is responsible for shopping the local competition on a regular basis and has the authority to adjust retail prices to meet market conditions. As part of its competitive strategy, the Company advertises low prices and provides each customer with a low-price guarantee. The Company will beat any legitimate price from a local competitor stocking the same new item in a factory-sealed box. If a customer finds a lower price, including the Company's own sale price, within 30 days, the Company will refund 110 percent of the difference to the customer.

      Suppliers. During fiscal 1996, the Company's 10 largest suppliers accounted for approximately 52 percent of merchandise purchased by the Company. The Company's major suppliers include Sony, Packard Bell, Thomson, Panasonic, Hitachi, NEC, Whirlpool, Hewlett Packard, Zenith, and JVC. Brand-name advertised products are sold by all of the Company's retail locations. The Company has no significant long-term contracts for the purchase of merchandise.

      In the past, the Company has not experienced any continued or ongoing difficulty obtaining satisfactory sources of supply and believes that adequate sources of supply exist for the types of merchandise sold in its stores.

      Advertising. The Company relies on considerable amounts of advertising to stimulate Superstore and electronicsonly store sales. Expenditures for these items were 4.6 percent of sales in fiscal 1996 (4.7 percent and 5.1 percent in fiscal 1995 and 1994, respectively). The reduction in advertising as a percent of sales was primarily due to comparable store sales growth. Also, as the Company adds new stores in existing markets, the increased sales volume improves the efficiency of existing advertising expenditures. The Company primarily uses print advertising, including multi-page vehicles and run-of-press newspaper ads, for Superstore and electronics-only store advertising. The Company emphasizes the use of multi-page vehicles to allow a more extensive presentation of the broad selection of products and price ranges it carries. These multi-page vehicles are generally distributed in newspapers but are, in some cases, mailed directly to residences outside the newspapers' area of circulation. With a presence in most major metropolitan markets, the Company has begun, on a limited basis, to take advantage of national broadcast and print advertising opportunities. Television campaigns include merchandise assortment, price and customer service messages.

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

      Customer Satisfaction. Extensive market research is conducted to measure the Company's customer service record and to refine the Company's consumer offer. More than 300,000 random telephone surveys are conducted each year to track satisfaction among the Company's existing customer base. These surveys, conducted from customer transaction records, measure satisfaction with all points of customer interaction, including sales counselors, cashiers, the warehouse staff, the Roadshop installers and home delivery and product service representatives. Quick feedback allows the Company to immediately address individual performance issues. Customer Service Index scores for each store recognize strong overall performance and quickly pinpoint management issues that require attention.

      Training. The Company staffs its stores with commissioned sales counselors, support personnel (cashiers and stockpersons), a store manager, one or more sales managers and, in larger stores, an operations manager. New sales counselors complete a minimum two-week training program focused on product knowledge,  customer  service  and store  operations.  Seven  regional  training facilities are utilized for classroom sessions taught by more than 40 professional trainers, and a state-of-the-art video facility produces audio, video and computer-based training materials. Formalized training for store, sales and operations managers focuses on human resource management, sales management and critical operating procedures. Individual development plans address personal training needs, giving Associates advancement opportunity.

      Consumer Credit. Because consumer electronics, personal computers and major appliances represent relatively large purchases for the average consumer, the Company's business is affected by consumer credit availability, which varies with the state of the economy and the location of a particular store. In fiscal 1996, approximately 18 percent of the Company's total sales were made through its private-label credit card and 44 percent through third-party credit sources.

      The Company established a subsidiary, First North American National Bank (FNANB), in fiscal 1991 to handle its private-label credit card business. The credit card bank subsidiary is located in Marietta, Ga. Interfacing FNANB with the Company's point-of-sale (POS) system has produced a rapid customer credit approval process. A customer's application can be electronically scored, and qualified customers can generally receive approval in under one minute. In addition to increased credit availability, the private-label credit card program provides the Company with additional marketing opportunities, including direct mail campaigns to credit card customers and special financing programs for promotions. FNANB's credit extension, customer service and collection operations are fully automated with state-ofthe-art technology to maintain the highest possible level of customer service. This technology aids FNANB's aggressive collection philosophy, which is comprised of early and frequent contact with delinquent customers.

      FNANB also manages a growing bankcard portfolio.  Receivables generated by
both  the   private-label   credit  card  and  bankcard  programs  are  sold  to
non-affiliated entities under asset securitization programs.

      In fiscal 1995, the Company partnered with American General Finance,  Inc.
(AGF) to provide automated credit evaluation for customers who need an installment credit option.

      Systems. The Company's in-store POS system maintains an on-line record of all transactions and allows performance to be tracked by region, store and individual sales counselor. The information gathered by the system supports automatic replenishment of in-store inventory from the regional distribution centers and is incorporated into the Company's product buying decisions. The POS system is interfaced with the credit approval systems of both FNANB and AGF. In the stores, electronic signature capture for all credit card purchases, bar code scanning for product returns and repairs, automatic price tag printing for price changes and computerized home delivery scheduling all enhance the Company's customer service, eliminating time-consuming administrative tasks for store Associates and reducing costs through smoother store-level execution.

      The Company's proprietary Customer Service Information System maintains an on-line history of customer purchases and enables the Company to better assist individuals with future purchases by ensuring that new products can be integrated with existing products in the home. It also facilitates product returns and product repair. In addition, this system supports our toll-free product support line. The product support line provides the Company's customers with access to skilled product specialists. From their homes, customers can receive immediate answers to basic questions regarding product usage and installation. This service is available only for products purchased at Circuit City.


      Distribution. At April 30, 1996, the Company operated nine automated electronics distribution centers. These centers are designed to serve stores within a 500-mile range. They utilize conveyor systems with laser bar code scanners to reduce labor requirements, prevent inventory damage and maintain inventory control. The Company also operates smaller distribution centers handling primarily appliances and larger electronics products. The Company believes that the use of the distribution centers enables it to efficiently distribute a broad selection of merchandise to its stores, reduce inventory requirements at individual stores, benefit from volume purchasing and maintain accounting control. In addition, the Company operates an automated, centralized distribution center for music software. Virtually all of the Company's Superstore and electronics-only store merchandise is distributed through its distribution centers.

      Service. The Company offers service and repair for nearly all the products it sells. Customers also are able to purchase extended warranty plans on most of the merchandise the Company sells.

      At April 30, 1996, the Company had 34 regional, factory-authorized repair facilities. To meet customer needs, merchandise needing service or repair usually is moved by truck from the stores to the Company's nearest regional service facility and is returned to the customer at the store after repair. The Company also has in-home technicians who service large items not conveniently carried to a store.

      Extended warranty plans extend coverage beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. Late in fiscal 1994, the Company began selling two new extended warranty programs on behalf of unrelated third parties that issue these plans for merchandise sold by the Company and other retailers. One of these programs is sold in most major markets and features in-home service for personal computer products. The second program covers consumer electronics and major appliances and was offered by approximately two-thirds of the Company's Superstores at April 30, 1996. The Company sells its own extended warranty contracts in markets where the third-party programs are not available.

      Seasonality. Like other retail businesses, the Company's sales are greater in the fourth quarter of the fiscal year than in other periods of the fiscal year because of holiday buying patterns. A corresponding pre-seasonal inventory build-up is associated with this sales volume. This increased sales volume results in a lower ratio of fixed costs to sales and produces a higher ratio of operating income to sales in the fourth fiscal quarter. The Company's sales for the fourth fiscal quarter (which includes the Christmas season) were $2,253,214,000 in fiscal 1996, $1,910,235,000 in fiscal 1995, and $1,406,736,000 in fiscal 1994 and represented approximately 32 percent of sales in fiscal 1996 and approximately 34 percent of sales in fiscal years 1995 and 1994.

      CarMax. In 1993, the Company began to test CarMax: The Auto Superstore(R), a retail concept selling used cars. In fiscal 1996, the Company announced the national rollout of this concept.

      CarMax's used cars are priced an average of $500 to $1,500 below the NADA average book value. All customers receive the same low price with no negotiating required. Competitive financing and extended warranty rates also are offered. The CarMax selection includes foreign and domestic vehicles that are one to five years old and have less than 70,000 miles. Mileage generally averages about 30,000. CarMax vehicles pass a quality inspection covering major mechanical and electrical systems, power accessories and appearance. Vehicles are backed with a five-day or 250- mile money-back guarantee and a 30-day comprehensive warranty that covers all systems checked during inspection. In addition, the Company has a franchise agreement that allows CarMax to sell new Chrysler, Plymouth, Jeep(R) and Eagle products at its Norcross, Ga., location. This agreement will allow CarMax to explore opportunities in new-car retailing.

      CarMax utilizes AutoMation(R), a computerized inventory and point-of-sale system. Using a touch screen, customers can electronically search the inventory for cars that meet their feature requirements and price range. AutoMation(R) displays a color picture of the car and generates a vehicle information sheet for customer reference. After the selection process is complete, financing applications and purchase and title forms are submitted electronically, reducing customer wait time. In less than 10 minutes, qualified applicants can receive approval and payment options from two sources - First North American Credit, a division of the Company, and NationsBank. The inventory management system includes bar codes on each vehicle and each on-site parking place. Daily scanning tracks movement of vehicles on the lot. An electronic gate helps track test drives for vehicles and sales consultants. This combination of systems allows close monitoring and addressing of inventory and sales performance issues.

      Employees. On April 30, 1996, the Company had 22,852 hourly and salaried employees and 13,578 sales employees working on a commission basis. Additional personnel are employed during peak selling seasons. Management of the Company considers its relationship with its employees to be good. None of the Company's employees is subject to a collective bargaining agreement.

      Information Regarding Forward-Looking Statements. The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), which became law in late December 1995, provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the new "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Company statements that are not historical facts, including statements about management's expectations for fiscal year 1997 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

      (a)changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as electronic and telephone shopping services and mail order;

      (b)changes in general U.S. economic conditions including, but not limited to, consumer credit availability, interest rates, inflation, and consumer sentiment about the economy in general;

      (c)the presence or absence of new products or product features in the merchandise categories the Company sells and changes in the Company's actual merchandise sales mix;

      (d)lack of availability/access to sources of supply for appropriate Circuit City or CarMax inventory;

      (e)the ability to maintain an effective leadership team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support the Company's service-driven operating strategy;

      (f)changes in availability of capital expenditure and working capital financing, including the availability of long-term financing to support development of retail stores and distribution facilities and the availability of securitization financing for credit card and auto installment sales receivables;

      (g)changes in production or distribution cost or cost of materials for the Company's advertising;

      (h)availability of appropriate real estate locations for expansion;

      (i)the imposition of new restrictions or regulations regarding the sale of products and or services the Company sells or changes in tax rules and regulations applicable to the Company;

      (j) adverse results in significant litigation matters;

      (k)changes  in levels  of  competition  in the car  business  from  either
         traditional   competitors   and/or  new   competitors   utilizing  auto
         superstore formats.

     The United States retail industry and the specialty retail industry in particular are dynamic by nature and have undergone significant changes over the past several years. The Company's ability to anticipate and successfully respond to continuing challenges is key to achieving its expectations.

Item 2.  Properties.

      At April 30, 1996, the Company's Circuit City retail operations were conducted in 426 locations. The Company operates four Circuit City Superstore formats with square footage and merchandise assortments tailored to population and volume expectations for specific trade areas. The "D" format was developed in fiscal 1995 to serve the most populous trade areas. Selling space in the "D" format averages approximately 23,000 square feet with total square footage averaging approximately 42,000. The "D" stores offer the largest merchandise assortment of all the formats. The "C" format is designed to serve moderately smaller trade areas and provides a highly competitive merchandise assortment. New "C" stores typically have about 17,000 square feet of selling space; total square footage for all "C" stores averages approximately 34,000. The "B" format is often located in smaller markets or in trade areas that are on the fringes of larger metropolitan markets. Selling space in these stores averages approximately 11,000 square feet with an average total square footage of approximately 25,000. The "B" stores offer a broad merchandise assortment that maximizes return on investment in these lower volume areas. The "A" format serves the least populated trade areas. Selling space in these stores averages approximately 9,000 square feet, and total square footage averages approximately 18,000. The "A" stores feature a layout, staffing levels and merchandise assortment that creates high productivity in the smallest markets.

      The five electronics-only stores offer the Company's full line of consumer electronics and a limited selection of major appliances. Selling space in these stores averages approximately 4,000 square feet with an average total square footage of approximately 8,000. The Company's 38 mall-based Circuit City Express stores are located in regional malls, average approximately 2,000 to 3,000 square feet in size and sell small, gift-oriented items.

      The following table summarizes the Company's Circuit City stores as of April 30, 1996:

                                                Superstores              Electronics-      Mall
                                      D         C        B         A         Only         Stores        Total
                                     ---       ---      ---       ---        ----         ------        -----
Alabama                               -         5        -         -           -             1             6
Arizona                               2         6        1         -           -             1            10
Arkansas                              -         2        -         -           -             -             2
California                            7        56        9         2           -             1            75
Colorado                              4         -        -         -           -             -             4
Connecticut                           2         2        -         -           -             -             4
Delaware                              -         1        -         -           -             1             2
District of Columbia                  -         -        -         -           -             1             1
Florida                               3        23        7         -           -             1            34
Georgia                               2         9        3         -           -             2            16
Illinois                              6        18        4         -           -             2            30
Indiana                               -         1        2         -           -             -             3
Kansas                                1         -        -         -           -             -             1
Kentucky                              -         5        -         -           -             -             5
Louisiana                             -         5        -         -           -             -             5
Maryland                              1        11        1         -           2             4            19
Massachusetts                         1         7        3         -           -             5            16
Michigan                              5         -        -         -           -             -             5
Minnesota                             1         7        -         -           -             3            11
Missouri                              1         8        -         -           -             1            10
Nevada                                -         4        -         -           -             -             4
New Hampshire                         -         4        -         -           -             1             5
New Jersey                            -         4        -         -           -             -             4
New York                              4         1        -         -           -             4             9
North Carolina                        2         7        4         -           -             2            15
Ohio                                  5         5        -         -           -             1            11
Oklahoma                              -         2        1         -           -             -             3
Oregon                                2         3        -         -           -             -             5
Pennsylvania                          -         7        1         1           -             2            11
Rhode Island                          -         1        -         -           -             -             1
South Carolina                        2         4        -         -           -             1             7
Tennessee                             2         7        -         -           1             -            10
Texas                                 3        27        4         5           -             -            39
Utah                                  4         -        -         -           -             -             4
Virginia                              1        12        5         4           -             4            26
Washington                            3         3        1         -           -             -             7
West Virginia                         -         -        -         -           2             -             2
Wisconsin                             3         1        -         -           -             -             4
                                    ---       ---      ---       ---         ---           ---           ---
                                     67       258       46        12           5            38           426
                                    ===       ===      ===       ===         ===           ===           ===

      Of the stores open at April 30, 1996, the Company owns 25 stores and leases the remaining 401 stores. The Company anticipates entering into sale-leaseback transactions for 10 of the owned stores during fiscal 1997. Of the remaining 15 owned stores, 10 have land leases and three are financed by Industrial Development Revenue Bonds that are collateralized by the applicable land, building and equipment.

      For information with respect to obligations for leases, see note 7 of the Notes to Consolidated Financial Statements on page 30 of the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

      The Company owns a 388,000-square-foot consumer electronics/appliance distribution center in Doswell, Va., and a 387,000 square-foot consumer electronics/appliance distribution center in Atlanta, Ga. These distribution centers have been financed with Industrial Development Revenue Bonds.

      The Company owns the land but leases the two buildings in which its corporate headquarters is located. The Company leases space for all warehouse, service and office facilities except for the aforementioned properties.

      As of April 30, 1996, CarMax operated five Superstores, including two in Georgia, two in North Carolina, and one in Virginia. All of these properties are leased. In addition, CarMax owns a reconditioning facility in Florida that will be sold in a sale-leaseback transaction during fiscal 1997.

Item 3.  Legal Proceedings.

    In the normal course of business, the Company is involved in various legal proceedings. Based upon the Company's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 1996.

Executive Officers of the Company.

    The following table identifies the present executive officers of the Company. The Company is not aware of any family relationship between any executive officers of the Company or any executive officer and any director of the Company. All executive officers are generally elected annually and serve for one year or until their successors are elected and qualify. The next general election of officers will occur in June 1996.

          Name                         Age           Office
          ----                         ---           ------
    Richard L. Sharp                    49         Chairman of the Board,
                                                   President and Chief
                                                   Executive Officer


    Richard S. Birnbaum                 43         Executive Vice President
                                                   - Operations


    W. Stephen Cannon                   44         Senior Vice President and
                                                   General Counsel


    Michael T. Chalifoux                49         Senior Vice President,
                                                   Chief Financial Officer and
                                                   Corporate Secretary


    John A. Fitzsimmons                 53         Senior Vice President
                                                   - Administration


    W. Austin Ligon                     45         Senior Vice President
                                                   - Automotive


    W. Alan McCollough                  46         Senior Vice President
                                                   - Merchandising


    William E. Zierden                  57         Senior Vice President
                                                   - Human Resources

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

      Mr. Ligon joined the Company in 1990 as vice president - corporate planning and communications. He was elected senior vice president - corporate planning and communications in 1991, senior vice president - corporate planning and automotive in 1994, and senior vice president-automotive and CarMax president in 1996.

      Mr. McCollough joined the Company in 1987 as general manager of corporate operations. He was elected assistant vice president in 1989, vice president and Central Division president in 1991, and senior vice president merchandising in 1994.

      Mr. Zierden joined the Company in 1984 as vice president - human resources. He was elected senior vice president - human resources in 1989.


                                     Part II


      With the exception of the information incorporated by reference from the 1996 Annual Report to Stockholders in Item 2 of Part I and Items 5, 6, 7, and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1996 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.

      Incorporated herein by reference is the information appearing under the heading "Common Stock" on page 21 of the Company's 1996 Annual Report to Stockholders.

      As of May 3, 1996, there were 8,111 shareholders of record of the Company's common stock.

Item 6.  Selected Financial Data.

      Incorporated herein by reference is the information appearing under the heading "Reported Historical Information" on page 17 of the Company's 1996 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

      Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 17 through 21 of the Company's 1996 Annual Report to Stockholders, except for the information appearing on page 21 of such Annual Report under the heading "Common Stock."

Item 8.  Financial Statements and Supplementary Data.

      Incorporated herein by reference is the information appearing under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report," on pages 22 through 33 of the Company's 1996 Annual Report to Stockholders. Incorporated herein by reference is the information appearing under the heading "Note 12. Quarterly Financial Data (Unaudited)" on page 32 of the Company's 1996 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.


                                    Part III


      With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11, and 12 of Part III of this Form 10-K, the Company's Proxy Statement dated May 10, 1996, is not to be deemed filed as a part of this Report.

Item 10.  Directors and Executive Officers of the Company.

      The information concerning the Company's directors required by this Item is incorporated by reference to the section entitled "Election of Directors" appearing on pages 2 through 4 of the Company's Proxy Statement dated May 10, 1996.

      The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Company" appearing on page 8.

      The information concerning compliance with section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Compliance" appearing on pages 14 and 15 of the Company's Proxy Statement dated May 10, 1996.

Item 11.  Executive Compensation.

      The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation," "Employment Agreements and Change-In-Control Arrangements," and "Compensation of Directors," appearing on pages 7 through 9 and pages 13 and 14 of the Company's Proxy Statement dated May 10, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Securities" appearing on pages 5 and 6 of the Company's Proxy Statement dated May 10, 1996.

Item 13.  Certain Relationships and Related Transactions.

      None.

                                     Part IV


Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

      (a)  The following documents are filed as part of this Report:

          1. Financial Statements. The following Consolidated Financial Statements of Circuit City Stores, Inc. and subsidiaries and the related Independent Auditors' Report are incorporated by reference to pages 22 through 33 of the Company's 1996 Annual Report to Shareholders:

               Consolidated Statements of Earnings for the fiscal years ended February 29, 1996, and February 28, 1995 and 1994.

               Consolidated Balance Sheets at February 29, 1996, and February 28, 1995.

               Consolidated Statements of Cash Flows for the fiscal years ended February 29, 1996, and February 28, 1995 and 1994.

               Consolidated Statements of Stockholders' Equity for the fiscal years ended February 29, 1996, and February 28, 1995 and 1994.

               Notes to Consolidated Financial Statements.

               Independent Auditors' Report.

          2. Financial Statement Schedule. The following financial statement schedule of Circuit City Stores, Inc. for the fiscal years ended February 29, 1996, and February 28, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Circuit City Stores, Inc.:

                     II   Valuation and Qualifying Accounts and
                          Reserves                                          S-1

                          Independent  Auditors'  Report on Financial
                          Statement Schedule                                S-2

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


                              CIRCUIT CITY STORES, INC.
                                       (Registrant)



                              By s/ Richard L. Sharp
                                 Richard L. Sharp
                                 Chairman of the Board,
                                 President and
                                 Chief Executive Officer




                              By s/ Michael T. Chalifoux
                                 Michael T. Chalifoux
                                 Senior Vice President,
                                 Chief Financial Officer and
                                 Corporate Secretary




                              By s/ Keith D. Browning
                                 Keith D. Browning
                                 Vice President, Corporate Controller and
                                 Chief Accounting Officer




May 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                        Title                       Date
     ---------                        -----                       ----
Michael T. Chalifoux*                Director                  May 20, 1996
Michael T. Chalifoux

Richard N. Cooper*                   Director                  May 20, 1996
Richard N. Cooper

Barbara S. Feigin*                   Director                  May 20, 1996
Barbara S. Feigin

Theodore D. Nierenberg*              Director                  May 20, 1996
Theodore D. Nierenberg

Hugh G. Robinson*                    Director                  May 20, 1996
Hugh G. Robinson

Walter J. Salmon*                    Director                  May 20, 1996
Walter J. Salmon

Mikael Salovaara*                    Director                  May 20, 1996
Mikael Salovaara

s/ Richard L. Sharp,                 Director                  May 20, 1996
Richard L. Sharp

Edward Villanueva*                   Director                  May 20, 1996
Edward Villanueva

Alan L. Wurtzel*                     Director                  May 20, 1996
Alan L. Wurtzel

*By: s/ Richard L. Sharp,
        Richard L. Sharp,
        Attorney-In-Fact


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

                                   Schedule II

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves
                             (Amounts in thousands)


                                                     Balance at            Charged         Charge-offs          Balance at
                                                      Beginning              to               less                End of
          Description                                  of Year             Income          Recoveries              Year
          -----------                                  -------             ------          ----------              ----
Reserves deducted from assets to which they apply:



Year ended February 28, 1994:
Allowance for doubtful accounts                        $5,249              $4,604            $(3,002)            $  6,851
                                                       ======              ======            ========            ========


Year ended February 28, 1995:
Allowance for doubtful accounts                        $6,851              $1,292            $(1,406)            $  6,737
                                                       ======              ======            ========            ========


Year ended February 29, 1996:
Allowance for doubtful accounts                        $6,737              $5,078            $(1,790)            $ 10,025
                                                       ======              ======            ========            ========

          Independent Auditors' Report on Financial Statement Schedule


The Board of Directors
Circuit City Stores, Inc.:

Under date of April 3, 1996, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 29, 1996 and February 28, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended February 29, 1996, as contained in the February 29, 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended February 29, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


s/ KPMG Peat Marwick LLP

Richmond, Virginia
April 3, 1996

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

         (c) Bylaws of the Company, as amended and restated February 15, 1996, filed as Exhibit 4(b) to the Company's Current Report on Form 8-K dated March 5, 1996, (File No. 1-5767) are expressly incorporated herein by this reference.

(4)    Instruments Defining the Rights of Security Holders, Including Indentures

         (a) Amended and Restated Rights Agreement dated March 5, 1996, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 4(a) to the Company's Current Report on Form 8-K dated March 5, 1996, (File No. 1-5767) is expressly incorporated herein by this reference.

         (b) $100,000,000 Amended and Restated Credit Agreement dated June 30, 1995, between the Company; Signet Bank/Virginia; Crestar Bank; NationsBank, N.A. and; Bank of America, N.T. & S.A. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

         (c) $100,000,000 term loan agreement dated July 28, 1994, between the Company and the Long-Term Credit Bank of Japan, Limited, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

         (d) First Amendment to Term Loan Agreement dated October 24, 1995, to the $100,000,000 term loan agreement dated July 28, 1994, between the Company and the Long-Term Credit Bank of Japan, Limited, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

         (e) $175,000,000 term loan agreement dated May 26, 1995, between the Company and LTCB Trust Company, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

         (f) First Amendment to Term Loan Agreement dated October 24, 1995, to the $175,000,000 term loan agreement dated May 26, 1995, between the Company and LTCB Trust Company as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

(10)     Material Contracts*

         (a) Company's 1988 Stock Incentive Plan, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.

         (b)      Amendments to the Company's 1988 Stock Incentive Plan filed as
                  Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1990, (File No. 1-5767) are expressly incorporated herein by this reference.

         (c)      Amendment to the Company's 1988 Stock  Incentive Plan filed as
                  Exhibit 4(h) to the Company's Registration Statement on Form S-8 (Registration No. 33-50144) filed on July 28, 1992, is expressly incorporated herein by this reference.

         (d) Company's Amended and Restated 1989 Non-Employee Directors' Stock Option Plan, filed as Exhibit A to the Company's Definitive Proxy Statement dated May 12, 1995, for the Annual Meeting of Stockholders held on June 13, 1995, is expressly incorporated herein by this reference.

         (e) Company's 1994 Stock Incentive Plan filed as Exhibit 99 to the Company's Registration Statement on Form S-8 (Registration No. 033-56697) filed on December 1, 1994, is expressly incorporated herein by this reference.

         (f) Amendment adopted February 10, 1995, to the Company's 1994 Stock Incentive Plan filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, (File No. 1-5767) is expressly incorporated herein by this reference.

         (g) Letter agreement and non-compete agreement dated January 30, 1996, (revised February 12, 1996), between the Company and Alan L. Wurtzel is filed herewith.

         (h) Employment agreement between the Company and Richard L. Sharp dated October 17, 1986, and amendment dated August 1, 1989, to the employment agreement, filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.

         (i) Employment agreement dated June 1, 1988, between the Company and John A. Fitzsimmons, filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1989, (File No. 1- 5767) is expressly incorporated herein by this reference.

         (j) Amendment dated August 1, 1989, to employment agreement dated June 1, 1988, between the Company and John A. Fitzsimmons, filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.

         (k) Employment agreement dated May 25, 1989, between the Company and Michael T. Chalifoux, filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991, (File No. 1- 5767) is expressly incorporated herein by this reference.

         (l) Employment agreement dated April 24, 1995, between the Company and W. Alan McCollough is filed herewith.

         (m) Amended and restated employment agreement dated May 12, 1995, between the Company and Richard S. Birnbaum filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, (File No. 1-5767) is expressly incorporated herein by this reference.

         (n) Company's Annual Performance-Based Bonus Plan filed as Exhibit B to the Company's Definitive Proxy Statement dated May 13, 1994, for the Annual Meeting of Stockholders held on June 14, 1994, (File No. 1-5767) is expressly incorporated herein by this reference.

         (o) Program for deferral of director compensation implemented October 1995 filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995, (File No. 1-5767) is expressly incorporated herein by this reference.

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