Form 10-Q
period 1996-05-31
CIRCUIT CITY STORES INC
filed 1996-07-15
CIK 104599

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended May 31, 1996

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


              Class                              Outstanding at June 30, 1996
   Common Stock, par value $0.50                        97,889,694 Shares


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 12.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page
                                                                            No.
PART I. FINANCIAL INFORMATION

        Item 1.     Financial Statements

                    Consolidated Balance Sheets -
                    May 31, 1996 and February 29, 1996                       3

                    Consolidated Statements of Earnings -
                    Three Months Ended May 31, 1996 and 1995                 4

                    Consolidated Statements of Cash Flows -
                    Three Months Ended May 31, 1996 and 1995                 5

                    Notes to Consolidated Financial Statements               6


        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                               7


PART II.OTHER INFORMATION

        Item 2.     Changes in Securities                                   11

        Item 4.     Submission of Matters to a Vote of Security Holders     11

        Item 6.     Exhibits and Reports on Form 8-K                        12

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                        May 31, 1996             Feb. 29, 1996
                                                        ------------            --------------
                                                         (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                               $     51,969            $      43,704
Net accounts and notes receivable                            355,169                  324,395
Merchandise inventory                                      1,355,225                1,323,183
Deferred income taxes                                         17,497                   26,996
Prepaid expenses and other current assets                     26,211                   17,399
                                                        ------------            -------------

Total current assets                                       1,806,071                1,735,677

Property and equipment, net                                  793,501                  774,265
Other assets                                                  16,620                   16,080
                                                        ------------            -------------

TOTAL ASSETS                                              $2,616,192               $2,526,022
                                                        ============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                  $      1,449            $       1,436
Accounts payable                                             687,359                  604,488
Short-term debt                                              111,428                   92,087
Accrued expenses and other current liabilities                89,871                  133,164
                                                        ------------            -------------

Total current liabilities                                    890,107                  831,175

Long-term debt, excluding current installments               429,339                  399,161
Deferred revenue and other liabilities                       197,867                  214,001
Deferred income taxes                                         15,345                   17,764
                                                        ------------            -------------

TOTAL LIABILITIES                                          1,532,658                1,462,101
                                                        ------------            -------------

Stockholders' equity:
Common stock, $0.50 par value                                 48,895                   48,690
Capital in excess of par value                                95,978                   90,432
Retained earnings                                            938,661                  924,799
                                                        ------------            -------------

TOTAL STOCKHOLDERS' EQUITY                                 1,083,534                1,063,921
                                                        ------------            -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                   $2,616,192               $2,526,022
                                                        ============            =============

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                                  Three Months Ended
                                                                        May 31,
                                                             1996                       1995
                                                          ------------              ------------
Net sales and operating revenues                            $1,615,266                $1,391,658

Cost of sales, buying and warehousing                        1,252,996                 1,071,772
                                                          ------------              ------------

Gross profit                                                   362,270                   319,886
                                                          ------------              ------------

Selling, general and administrative expenses                   328,515                   276,650

Interest expense                                                 6,669                     3,843
                                                          ------------              ------------

Total expenses                                                 335,184                   280,493
                                                          ------------              ------------

Earnings before income taxes                                    27,086                    39,393

Provision for income taxes                                      10,303                    14,775
                                                          ------------              ------------

Net earnings                                              $     16,783              $     24,618
                                                          ============              ============

Weighted average common shares and common
  share equivalents                                             99,089                    98,216
                                                          ============              ============

Net earnings per share                                    $       0.17              $       0.25
                                                          ============              ============

Dividends paid per common share                           $       0.03              $      0.025
                                                          ============              ============


See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                       Three Months Ended
                                                                             May 31,
                                                                     1996                   1995
                                                                 -----------           ------------
Operating Activities:
Net earnings                                                     $    16,783           $    24,618
Adjustments to reconcile net earnings to net
   cash used in operating activities:
   Depreciation and amortization                                      24,252                18,845
   (Gain) loss on sales of property and equipment                       (716)                1,830
   Provision for deferred income taxes                                 7,080                 6,187
   Decrease in deferred revenue and other liabilities                (16,134)              (18,993)
   Increase in net accounts and notes receivable                     (30,774)              (50,975)
   Increase in merchandise inventory, prepaid expenses
     and other current assets                                        (40,854)             (116,756)
   Increase in other assets                                             (540)               (2,282)
   Increase in accounts payable and accrued expenses
     and other current liabilities                                    39,578                40,448
                                                                 -----------           -----------
Net cash used in operating activities                                 (1,325)              (97,078)
                                                                 -----------           -----------

Investing Activities:
Purchases of property and equipment                                 (106,655)             (110,514)
Proceeds from sales of property and equipment                         63,883                20,604
                                                                 -----------           -----------
Net cash used in investing activities                                (42,772)              (89,910)
                                                                 -----------           -----------

Financing Activities:
Proceeds from issuance of short-term debt                             19,341                85,000
Proceeds from issuance of long-term debt                              30,895               122,000
Principal payments on long-term debt                                    (704)                 (721)
Proceeds from issuance of common stock, net                            5,751                 2,778
Dividends paid                                                        (2,921)               (2,417)
                                                                 -----------           -----------
Net cash provided by financing activities                             52,362               206,640
                                                                 -----------           -----------

Increase in cash and cash equivalents                                  8,265                19,652
Cash and cash equivalents at beginning of year                        43,704                46,962
                                                                 -----------           -----------
Cash and cash equivalents at end of period                       $    51,969           $    66,614
                                                                 ===========           ===========

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



      1.   Consolidated Financial Statements

           The consolidated financial statements conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The consolidated financial statements included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1996 annual report to stockholders.

      2.   Debt

           At May 31, 1996, the Company classified $130 million of short-term unsecured bank borrowings as long-term for financial reporting purposes in anticipation of completion of a term loan agreement. On June 14, 1996, the Company completed a five-year $130 million senior unsecured term loan agreement with a group of banks. Principal is due in full at maturity with interest payable periodically at LIBOR plus
           0.35 percent.

      3.   Capital Stock and Stock Incentive Plans

           At the annual meeting of the Company's shareholders held June 18, 1996, the Articles of Incorporation were amended to increase the number of authorized shares of common stock to 250,000,000 shares from 150,000,000. Additionally, the 1994 Stock Incentive Plan was amended to increase the number of shares of common stock reserved for issuance thereunder from 2,500,000 shares to 5,500,000 shares and to increase the annual per participant grant limit from 1,000,000 shares to 1,500,000 shares.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net Sales and Operating Revenues and General Comments

      Sales for the first quarter of fiscal 1997 were $1.62 billion, an increase of 16 percent from $1.39 billion in the same period last year. The total sales growth includes the sales from the net increase of 66 Circuit City Superstores and two CarMax Superstores opened during the past year and a Circuit City comparable store sales decrease of 4 percent.

      Circuit City comparable store sales increases (decreases) for the first quarter of fiscal years 1997 and 1996 were as follows:


                         FY'97                              1st Quarter
      -------------------------------------------------------------------------
           MAR            APR            MAY            FY'97          FY'96
      -------------------------------------------------------------------------
            3%           (10)%           (6)%           (4)%            10%
      -------------------------------------------------------------------------

      The first quarter comparable store sales results were below management's expectations and reflect the slowing in industry sales that began in last year's second half, the resulting intensity in the competitive climate and the more difficult comparisons versus the prior year. Management expects that comparable store sales for the first half of fiscal 1997 will be lower than fiscal 1996 results during the same period; however, management expects comparable store sales improvement during the second half of fiscal 1997.

      During the quarter, the Company opened eight new Circuit City Superstores, replaced four stores with larger locations and expanded one store. The Company entered the Detroit, Mich., market with five Superstores; Madison, Wisc., with two Superstores; and High Point, N.C., with one Superstore. The Company replaced two stores in Dallas, Texas, and one each in Orlando, Fla., and Greensboro, N.C. A store was expanded in Durham, N.C. By the end of the current fiscal year, the Company plans to have opened 60 to 65 Superstores and replaced 15 to 20 existing stores.

      The table below details Circuit City retail units:

                           Stores Open At End of Quarter              Estimate
                      ------------------------------------------
                        May 31, 1996          May 31, 1995         Feb. 28, 1997       Feb. 29, 1996
- -----------------------------------------------------------------------------------------------------
Superstore
- -----------------------------------------------------------------------------------------------------
  "D" Superstore               70                    20                   93                   61
- -----------------------------------------------------------------------------------------------------
  "C" Superstore              258                   260                  274                  259
- -----------------------------------------------------------------------------------------------------
  "B" Superstore               46                    35                   54                   46
- -----------------------------------------------------------------------------------------------------
  "A" Superstore               12                     5                   17                   12
- -----------------------------------------------------------------------------------------------------
Electronics-Only                5                     5                    5                    5
- -----------------------------------------------------------------------------------------------------
Circuit City Express           38                    32                   49                   36
- -----------------------------------------------------------------------------------------------------
TOTAL                         429                   357                  492                  419
=====================================================================================================

In early March, the Company opened its fifth CarMax location in Charlotte, N.C., and, in early April, began selling new cars in addition to used cars at one of its locations in Atlanta, Ga., under a franchise agreement with Chrysler Corporation.

In mid-June, the Company announced a five-year expansion plan for CarMax, the Company's automotive Superstore concept. By calendar year 2001, the Company expects to be operating 80 to 90 CarMax Superstores. In the current fiscal year, the Company expects to enter the Tampa and Orlando, Fla., markets. In fiscal 1998, the Company plans to open another eight to 10 CarMax Superstores and, thereafter, to accelerate the opening program by adding 15 to 20 Superstores per year.

For the Company's Circuit City business, gross dollar sales from all extended warranty programs rose to 6.3 percent of sales in the first quarter of fiscal year 1997 from 6.0 percent in the same period last year. Third-party warranty revenue rose to 3.5 percent of sales in this year's first quarter from 3.1 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 5.6 percent of sales in this year's first quarter versus 6.0 percent in the first quarter of last year.

Total sales by merchandise categories are listed below:


                                                    1st Quarter
                                     ------------------------------------------
                                         Fiscal 1997          Fiscal 1996
             ------------------------------------------------------------------
             TV                                17 %                17 %
             ------------------------------------------------------------------
             VCR/Camcorders                    14                  15
             ------------------------------------------------------------------
             Audio*                            19                  20
             ------------------------------------------------------------------
             Home Office                       23                  23
             ------------------------------------------------------------------
             Appliances                        17                  15
             ------------------------------------------------------------------
             Other *                           10                  10
             ------------------------------------------------------------------
              TOTAL                           100 %               100 %
             ==================================================================

             *In the fourth  quarter of fiscal 1996,  the Company moved cellular phones from the "Audio" category to the "Other" category and moved certain audio products from the "Other" category to the "Audio" category. Sales of these products have been reclassified for the prior year quarter.

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

Cost of Sales, Buying and Warehousing

As anticipated, the gross profit margin decreased from 23.0 percent in the first quarter of last year to 22.4 percent in the first quarter of fiscal 1997.

The lower margin reflects the highly competitive climate and increased CarMax sales. Management expects that these factors will continue to lower margins on a year-over-year basis. An improved product mix and targeted promotional strategy limited the first quarter reduction.

Selling, General and Administrative Expenses

The Company's selling,  general and administrative  expense ratio increased from
19.9 percent in the first quarter of last year to 20.3 percent for the same period this year. The increase primarily reflects the lower comparable store sales.

Interest Expense

Interest expense for the first quarter of fiscal 1997 increased to 0.4 percent of sales from 0.3 percent for the first quarter of last year. The increase reflects higher borrowing levels resulting from the Company's growth.

Income Taxes

The effective income tax rate was 38.0 percent in the first quarter of fiscal 1997 versus 37.5 percent in the same period last year. Management expects the effective rate to remain at 38.0 percent for the remainder of fiscal 1997.

Net Earnings

Net earnings for the quarter ended May 31, 1996, decreased 32 percent to $16.8 million from $24.6 million in the same period last year. Net earnings per share declined 32 percent to 17 cents from 25 cents.

Management expects moderate year-over-year earnings growth in fiscal 1997.

Liquidity and Capital Resources

Total assets at May 31, 1996, were $2,616.2 million, up $90.2 million or 4 percent since February 29, 1996. The largest contributor to the asset increase was a $32.0 million inventory increase to support new store openings. Property and equipment has increased $19.2 million since the end of fiscal 1996. This net increase is due largely to planned and completed store openings. Net accounts and notes receivable have increased $30.8 million since February 29, 1996, primarily due to an increase in credit card accounts generated by the Company's credit card bank subsidiary.

Accounts payable has increased $82.9 million and short-term debt has increased $19.3 million since the end of fiscal 1996 to support new store expansion and the purchase of inventory.

On June 14, 1996, the Company completed a five-year $130 million senior unsecured term loan agreement with a group of banks. Principal is due in full at maturity with interest payable periodically at LIBOR plus 0.35 percent. Royal Bank of Canada is agent for the banks in the agreement, with Deutsche Morgan Grenfell as co-agent. The proceeds will be used for general corporate purposes. At May 31, 1996, the Company classified $130 million in short-term debt as long term in anticipation of this transaction.

The Company's credit card bank subsidiary has a master trust securitization facility for its private-label credit card that allows the transfer of up to $1,060 million in receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. In addition, the Company's credit card bank subsidiary has an asset securitization program that allows the transfer of up to $950 million in receivables related to its other bank card programs. The Company also has an asset securitization program that allows the transfer of up to $125 million in auto loan receivables. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Company expects to continue its existing long-term capitalization strategy during fiscal 1997. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases and proceeds of the recent long-term debt agreement and that securitization transactions will be used to finance the growth in credit card and auto loan receivables. At May 31, 1996, the Company maintained a multi-year, $100 million unsecured revolving bank credit facility and $255 million in seasonal lines that are renewed annually with various banks.

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of a new retail concept. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1996 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION

Item 2.      Changes in Securities

             Effective March 5, 1996, the Board of Directors of the Company amended the Company's Shareholders Rights Plan. The principal revisions lower to 15% the threshold of ownership at which the rights become exercisable and add a new "flip-in" provision triggered after a person or group acquires 15% or more of the Company's outstanding common stock (otherwise than pursuant to a cash tender offer for all outstanding shares that the continuing directors of the Company have found to be fair). The details of the amendments are set forth in the Company's Current Report on Form 8-K dated March 5, 1996.

Item 4.      Submission of Matters to a Vote of Security Holders

             (a) The annual meeting of the Company's shareholders was held on June 18, 1996.

             (c)        (i)    At such annual meeting,  the  shareholders of the
                               Company  elected  Hugh  G.  Robinson,  Walter  J.
                               Salmon, Mikael Salovaara and John W. Snow as directors for three-year terms and Theodore D.
                               Nierenberg for a one-year term. The elections were approved by the following votes:


                  Directors              For                 Withheld
- ---------------------------------------------------------------------------
Hugh G. Robinson                      84,173,226             741,816
- ---------------------------------------------------------------------------
Walter J. Salmon                      84,284,871             630,171
- ---------------------------------------------------------------------------
Mikael Salovaara                      84,257,445             657,597
- ---------------------------------------------------------------------------
John W. Snow                          84,196,110             718,932
- ---------------------------------------------------------------------------
Theodore D. Nierenberg                84,249,326             665,716
- ---------------------------------------------------------------------------

                       (ii) At such annual meeting, the shareholders of the Company approved the amendment of the Articles of Incorporation (the "Articles") to increase the number of authorized shares of common stock to 250,000,000 shares from 150,000,000 shares. The amendment of the Articles was approved by the following vote:

                                                                       Broker
                            For           Against        Abstain      Non-Votes
                      ---------------------------------------------------------
      Articles          76,681,039       7,980,509       253,494          0
                      ---------------------------------------------------------

                      (iii) At such annual meeting, the shareholders of the Company approved the amendment of the 1994 Stock Incentive Plan (the "1994 Plan"). The amendments increased the number of shares of common stock reserved for issuance thereunder from 2,500,000 shares to 5,500,000, increased the annual per participant grant limit from 1,000,000 shares to 1,500,000 shares and allowed the grant of transferable options under certain circumstances. The amendment of the 1994 Plan was approved by the following vote:


                                                                       Broker
                            For           Against        Abstain      Non-Votes
                      ---------------------------------------------------------
      1994 Plan         79,341,279       5,063,111       510,652          0
                      ---------------------------------------------------------

                       (iv) At such annual meeting, the shareholders of the Company approved the amendment of the 1989 Non-Employee Directors' Stock Option Plan (the "1989 Plan"). The amendment extended the period of time during which options granted to a director under the 1989 Plan may be exercised following the director's retirement from the Board of Directors. The amendment to the 1989 Plan was approved by the following vote:


                                                                       Broker
                            For           Against        Abstain      Non-Votes
                      ---------------------------------------------------------
      1989 Plan         80,442,569       3,938,679       533,794          0
                      ---------------------------------------------------------


Item 6.      Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      Index to Exhibits:

                      (3)      Articles of Incorporation and Bylaws

                               (i)  Amended    and    Restated    Articles    of
                                    Incorporation of the Company, effective July
                                    10, 1996, are filed herewith.

                               (ii) Bylaws  of  the  Company,   as  amended  and
                                    restated June 18, 1996, are filed herewith.

                      (4) $130,000,000 term loan agreement dated as of June 14, 1996, between the Company and Royal Bank of Canada, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

                      (10)     Material Contracts

                               (i) Amendment adopted April 9, 1996, to the Company's 1994 Stock Incentive Plan is filed herewith.

                               (ii) Amendment  adopted  April  9,  1996,  to the
                                    Company's    Amended   and   Restated   1989
                                    Non-Employee Directors' Stock Option Plan is filed herewith.

                      (27)     Financial Data Schedule

              (b)     Reports on Form 8-K

                      The Company filed a Current Report on Form 8-K, dated March 5, 1996, in which it reported, under Item 5, the amendment of the Company's Shareholder Rights Plan.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CIRCUIT CITY STORES, INC.
                                      (Company)




                                By:   s/Richard L. Sharp
                                      ----------------------------
                                      Richard L. Sharp
                                      Chairman of the Board,
                                      President and
                                      Chief Executive Officer



                                By:   s/Michael T. Chalifoux
                                      ----------------------------
                                      Michael T. Chalifoux
                                      Senior Vice President,
                                      Chief Financial Officer and
                                      Corporate Secretary



                                By:   s/Philip J. Dunn
                                      ----------------------------
                                      Philip J. Dunn
                                      Vice President, Treasurer
                                      and Chief Accounting Officer




July 15, 1996