Form 10-Q
period 1996-08-31
CIRCUIT CITY STORES INC
filed 1996-10-15
CIK 104599

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 1996

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


                  Class                     Outstanding at September 30, 1996
      Common Stock, par value $0.50                  97,911,986 Shares



      An Index is included on Page 2 and a separate Index for Exhibits is included on Page 11.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                          No.

PART I. FINANCIAL INFORMATION

        Item 1.           Financial Statements

                          Consolidated Balance Sheets -
                          August 31, 1996 and February 29, 1996            3

                          Consolidated Statements of Earnings -
                          Three Months and Six Months Ended
                          August 31, 1996 and 1995                         4

                          Consolidated Statements of Cash Flows -
                          Six Months Ended August 31, 1996 and 1995        5

                          Notes to Consolidated Financial Statements       6


        Item 2.           Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                       7


PART II.OTHER INFORMATION

        Item 6.           Exhibits and Reports on Form 8-K                 11



                                                PART I.  FINANCIAL INFORMATION

                                                ITEM 1.  FINANCIAL STATEMENTS

                                          CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                                                  Consolidated Balance Sheets
                                           (Amounts in thousands except share data)

                                                                                         Aug. 31, 1996          Feb. 29, 1996
                                                                                         -------------          -------------
                                                                                          (Unaudited)
      ASSETS
      Current assets:
      Cash and cash equivalents                                                          $     34,224          $     43,704
      Net accounts and notes receivable                                                       421,789               324,395
      Merchandise inventory                                                                 1,388,658             1,323,183
      Deferred income taxes                                                                    10,667                26,996
      Prepaid expenses and other current assets                                                28,826                17,399
                                                                                        -------------         -------------

      Total current assets                                                                  1,884,164             1,735,677

      Property and equipment, net                                                             828,697               774,265
      Other assets                                                                             17,881                16,080
                                                                                        -------------         -------------

      TOTAL ASSETS                                                                         $2,730,742            $2,526,022
                                                                                        ---==========         ---==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
      Current installments of long-term debt                                            $       1,462         $       1,436
      Accounts payable                                                                        714,997               604,488
      Short-term debt                                                                         175,461                92,087
      Accrued expenses and other current liabilities                                           91,864               133,164
                                                                                        -------------          ------------

      Total current liabilities                                                               983,784               831,175

      Long-term debt, excluding current installments                                          429,501               399,161
      Deferred revenue and other liabilities                                                  184,054               214,001
      Deferred income taxes                                                                    19,194                17,764
                                                                                        -------------         -------------

      TOTAL LIABILITIES                                                                     1,616,533             1,462,101
                                                                                        -------------         -------------

      Stockholders' equity:
      Common stock, $0.50 par value; 250,000,000 shares authorized;
      97,910,000 shares issued and outstanding, August 31, 1996                                48,955                48,690
      Capital in excess of par value                                                           98,433                90,432
      Retained earnings                                                                       966,821               924,799
                                                                                        -------------         -------------

      TOTAL STOCKHOLDERS' EQUITY                                                            1,114,209             1,063,921
                                                                                        -------------         -------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                                              $2,730,742            $2,526,022
                                                                                        ---==========         ---==========


      See accompanying notes to consolidated financial statements.




                                           CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Earnings (Unaudited)
                                           (Amounts in thousands except per share data)

                                                                     Three Months Ended                  Six Months Ended
                                                                         August 31,                         August 31,
                                                                   1996              1995            1996               1995
                                                                ------------      -----------      ------------      -----------
Net sales and operating revenues                                  $1,767,043       $1,600,805        $3,382,309       $2,992,463

Cost of sales, buying and warehousing                              1,370,715        1,232,513         2,623,711        2,304,285
                                                                  ----------       ----------        ----------       ----------

Gross profit                                                         396,328          368,292           758,598          688,178
                                                                  ----------       ----------        ----------       ----------

Selling, general and administrative expenses                         340,871          298,158           669,386          574,808

Interest expense                                                       4,557            4,174            11,226            8,017
                                                                  ----------       ----------        ----------       ----------

Total expenses                                                       345,428          302,332           680,612          582,825
                                                                  ----------       ----------        ----------       ----------

Earnings before income taxes                                          50,900           65,960            77,986          105,353

Provision for income taxes                                            19,317           24,714            29,620           39,489
                                                                  ----------       ----------        ----------       ----------

Net earnings                                                     $    31,583     $     41,246      $     48,366     $     65,864
                                                                 ===========     ============      ============     ============

Weighted average common shares
    and common share equivalents                                      99,403           98,814            99,292           98,672
                                                                 ===========     ============      ============     ============

Net earnings per share                                           $      0.32     $       0.42      $       0.49     $       0.67
                                                                 ===========     ============      ============     ============

Dividends paid per common share                                  $     0.035     $      0.030      $      0.065     $      0.055
                                                                 ===========     ============      ============     ============


See accompanying notes to consolidated financial statements.



                                       CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows (Unaudited)
                                                 (Amounts in thousands)

                                                                                             Six Months Ended
                                                                                                August 31,
                                                                                          1996                  1995
                                                                                       ----------             ---------
Operating Activities:
Net earnings                                                                           $   48,366             $  65,864
Adjustments to reconcile net earnings to net
   cash used in operating activities:
   Depreciation and amortization                                                           48,797                38,296
   (Gain) loss on sales of property and equipment                                          (2,088)                2,732
   Provision for deferred income taxes                                                     17,759                 8,845
   Decrease in deferred revenue and other liabilities                                     (29,947)              (31,012)
   Increase in net accounts and notes receivable                                          (97,394)             (160,359)
   Increase in merchandise inventory, prepaid expenses
     and other current assets                                                             (76,902)             (261,405)
   Increase in other assets                                                                (1,801)               (3,136)
   Increase in accounts payable, accrued expenses
     and other current liabilities                                                         69,209               120,342
                                                                                       ----------             ---------
Net cash used in operating activities                                                     (24,001)             (219,833)
                                                                                       ----------             ---------

Investing Activities:
Purchases of property and equipment                                                      (227,182)             (245,409)
Proceeds from sales of property and equipment                                             126,041                81,784
                                                                                       ----------             ---------
Net cash used in investing activities                                                    (101,141)             (163,625)
                                                                                       ----------             ---------

Financing Activities:
Proceeds from issuance of short-term debt                                                  83,374               260,000
Proceeds from issuance of long-term debt                                                   31,311               122,000
Principal payments on long-term debt                                                         (945)                 (978)
Proceeds from issuance of common stock, net                                                 8,266                 7,392
Dividends paid                                                                             (6,344)               (5,329)
                                                                                       ----------             ---------
Net cash provided by financing activities                                                 115,662               383,085
                                                                                       ----------             ---------

Decrease in cash and cash equivalents                                                      (9,480)                 (373)
Cash and cash equivalents at beginning of year                                             43,704                46,962
                                                                                       ----------             ---------
Cash and cash equivalents at end of period                                             $   34,224             $  46,589
                                                                                       ==========             =========


See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



      1.   Consolidated Financial Statements

           The consolidated financial statements of Circuit City Stores, Inc. and its subsidiaries (the Company) conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements. The consolidated financial statements included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1996 annual report to stockholders.

      2.   Debt

           On June 14, 1996, the Company completed a five-year $130 million senior unsecured term loan agreement with a group of banks. Principal is due in full at maturity with interest payable periodically at LIBOR plus 0.35 percent.

           On August 31, 1996, the Company entered into a multi-year, $150 million unsecured revolving credit agreement with a group of banks. This facility replaced a similar $100 million facility.

      3.   Interest Rate Swaps

           Recording the Company's interest rate swaps at fair value at August 31, 1996, would result in a gain of approximately $13.9 million compared to a gain of $16.6 million at February 29, 1996. The notional amount of the swaps was approximately $539 million at August 31, 1996, and $550 million at February 29, 1996.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net Sales and Operating Revenues and General Comments

      Sales for the second quarter of fiscal 1997 were $1.77 billion, an increase of 10 percent from $1.60 billion in the same period last year. Sales for the first half of fiscal 1997 were $3.38 billion, an increase of 13 percent from sales of $2.99 billion in the same period last year. The total sales increase reflects the continued growth of the Company's Circuit City and CarMax concepts, partly offset by a Circuit City comparable store sales decrease.

      Circuit City comparable store sales increases (decreases) for the second quarter and first six months of fiscal years 1997 and 1996 were as follows:

                       FY '97                            2nd Quarter                          Six Months
        ------------------------------------- ----------------------------------- -----------------------------------
           JUN         JUL          AUG            FY '97            FY '96            FY '97            FY '96
        ----------- ----------- ------------- ------------------ ---------------- ------------------ ----------------
           (3%)       (11%)         (6%)            (7%)               10%              (6%)               10%
        ----------- ----------- ------------- ------------------ ---------------- ------------------ ----------------


      The second quarter comparable store sales results were below Management's expectations and reflected the slowing in industry sales that began in last year's second half, the resulting intensity in the competitive climate and strong prior year comparisons. Management expects that lower prior year comparable store sales results will produce improved sales comparisons during the second half of fiscal 1997, but slow industry sales and competitive pricing are likely to constrain growth for all retailers in the segment.

      During the quarter, the Company opened seven new Circuit City Superstores and replaced three stores with larger locations. The Company opened stores in Denver and Colorado Springs, Colo.; Atlanta, Ga.; Los Angeles, Calif.; Salt Lake City, Utah; Seattle, Wash.; and Greenville, N.C. By the end of the first half, the Company had opened 15 Superstores and replaced or expanded eight. By fiscal year-end, the Company plans to have opened 65 Superstores and replaced 15 to 20 existing stores.

      The table below details Circuit City retail units:


                                          Stores Open At End of Quarter              Estimate
                                   --------------------------------------------
                                    Aug. 31, 1996         Aug. 31, 1995         Feb. 28, 1997       Feb. 29, 1996
       ----------------------------------------------------------------------------------------------------------
       Superstore
         "D" Superstore                       76                    29                   93                   61
                                   --------------       ---------------        -------------        -------------
         "C" Superstore                      258                   260                  279                  259
                                   --------------       ---------------        -------------        -------------

         "B" Superstore                       47                    39                   54                   46
                                   --------------       ---------------        -------------        -------------

         "A" Superstore                       12                     7                   17                   12
                                   --------------       ---------------        -------------        -------------

       Electronics-Only                        5                     5                    5                    5
                                   --------------       ---------------        -------------        -------------

       Circuit City Express                   41                    32                   47                   36
                                   --------------       ---------------        -------------        -------------
       TOTAL                                 439                   372                  495                  419
                                   ==============       ===============        =============        =============

In mid-June, the Company announced a five-year expansion plan for CarMax, the Company's automotive retail concept. The Company currently operates five CarMax stores. By calendar year 2001, the Company expects to be operating 80 to 90 CarMax stores. In the current fiscal year, the Company expects to enter the Orlando and Tampa, Fla., markets. In fiscal 1998, the Company plans to open another eight to 10 CarMax locations and, thereafter, to accelerate the opening program by adding 15 to 20 stores per year.

For the Company's Circuit City business, gross dollar sales from all extended warranty programs rose to 6.2 percent of sales in the second quarter of fiscal year 1997 from 6.0 percent in the same period last year. Third-party warranty revenue rose to 3.7 percent of sales in this year's second quarter from 3.0 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 5.5 percent of sales in this year's second quarter versus 5.4 percent in the second quarter of last year.

Total sales by merchandise categories are listed below:


                                              2nd Quarter                         Six  Months
                                  --------------------------------------------------------------------
                                    Fiscal 1997       Fiscal 1996       Fiscal 1997       Fiscal 1996
        --------------------------------------------------------------------------------------------------
        TV                                     17%                16%              17%                16%
        --------------------------------------------------------------------------------------------------
        VCR/Camcorders                          14                 13               14                 14
        --------------------------------------------------------------------------------------------------
        Audio *                                 17                 19               18                 19
        --------------------------------------------------------------------------------------------------
        Home Office                             23                 24               23                 24
        --------------------------------------------------------------------------------------------------
        Appliances                              19                 18               18                 17
        --------------------------------------------------------------------------------------------------
        Other *                                 10                 10               10                 10
        --------------------------------------------------------------------------------------------------
         TOTAL                                100%               100%             100%               100%
        ==================================================================================================

              *In the fourth  quarter of fiscal 1996, the Company moved cellular phones from the "Audio" category to the "Other" category and moved certain audio products from the "Other" category to the "Audio" category. Sales of these products have been reclassified for the prior year quarters.

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

Cost of Sales, Buying and Warehousing

The gross profit margin decreased to 22.4 percent of sales in the second quarter of fiscal 1997 from 23.0 percent in the same period last year. The gross margins for the six months ended August 31, 1996 and 1995, were also 22.4 percent and
23.0 percent, respectively.

Partly in reaction to weak industry sales, the promotional climate has remained intense. The lower margin reflects this promotional intensity and increased
CarMax sales. Management expects that these factors will continue to lower margins on a year-over-year basis.

Selling, General and Administrative Expenses

The Company's selling,  general and administrative  expense ratio increased from
18.6 percent of sales in the second quarter of last year to 19.3 percent for the same period this year. For the six-month period ended August 31, 1996, the expense ratio was 19.8 percent versus 19.2 percent in the same period last year.

The increase primarily reflects the impact of lower comparable store sales, partly offset by the increased contribution from the credit card bank subsidiary and the lower cost structure for CarMax.

Income Taxes

The effective income tax rate was 38.0 percent in the second quarter and first six months of fiscal 1997 versus 37.5 percent in the same periods last year. Management expects the effective rate to remain at 38.0 percent for the remainder of fiscal 1997.

Net Earnings

Net earnings for the quarter ended August 31, 1996, decreased 23 percent to $31.6 million from $41.2 million in the same period last year. Net earnings per share declined 24 percent to 32 cents from 42 cents.

Net earnings for the six months ended August 31, 1996, were $48.4 million, a decrease of 27 percent from $65.9 million in the same period last year. Net earnings per share decreased 27 percent to 49 cents from 67 cents.

Because first half earnings were below expectations and the fourth fiscal quarter is the largest contributor to the year's results, Management is cautious in its current outlook for the second half. However, Management does anticipate that earnings for the full fiscal year will be below initial expectations.

Liquidity and Capital Resources

Total assets at August 31, 1996, were $2,730.7 million, up $204.7 million or 8 percent since February 29, 1996. The largest contributor to the asset increase was a $97.4 million increase in net accounts and notes receivable, primarily due to an increase in credit card accounts generated by the Company's credit card bank subsidiary. Inventory increased by $65.5 million to support new store openings. Property and equipment has increased $54.4 million, largely because of planned and completed store openings.

Accounts payable has increased $110.5 million and short-term debt has increased $83.4 million since the end of fiscal 1996 to support new store expansion and the purchase of inventory.

On June 14, 1996, the Company completed a five-year $130 million senior unsecured term loan agreement with a group of banks. Principal is due in full at maturity with interest payable periodically at LIBOR plus 0.35 percent. The proceeds will be used for general corporate purposes.

The Company's credit card bank subsidiary has a master trust securitization facility for its private-label credit card that allows the transfer of up to $1.06 billion in receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. In addition, the Company's credit card bank subsidiary has an asset securitization program that allows the transfer of up to $1.20 billion in receivables related to its other bank card programs. The Company also has an asset securitization program that allows the transfer of up to $150 million in auto loan receivables. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Company expects to continue its existing long-term capitalization strategy during fiscal 1997. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases and proceeds of the recent long-term debt agreement and that securitization transactions will be used to finance the growth in credit card and auto loan receivables. In addition, Management is considering other capitalization alternatives related to CarMax expansion. On August 31, 1996, the Company entered into a multi-year, $150 million unsecured revolving credit agreement with a group of banks, replacing a similar $100 million facility, and held $410 million in seasonal lines that are renewed annually with various banks.

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

                           PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      Index to Exhibits:

                      (4) $150,000,000 Credit Agreement dated August 31, 1996, between the Company, Crestar Bank as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

                      (27)     Financial Data Schedule

              (b)     Reports on Form 8-K

                      None.

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


                        CIRCUIT CITY STORES, INC.




                        By:   s/Richard L. Sharp
                              Richard L. Sharp
                              Chairman of the Board,
                              President and
                              Chief Executive Officer



                        By:   s/Michael T. Chalifoux
                              Michael T. Chalifoux
                              Senior Vice President,
                              Chief Financial Officer and
                              Corporate Secretary



                        By:   s/Philip J. Dunn
                              Philip J. Dunn
                              Vice President, Treasurer
                              and Chief Accounting Officer




October 11, 1996