Form 10-Q
period 1996-11-30
CIRCUIT CITY STORES INC
filed 1997-01-16
CIK 104599

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 1996

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


            Class                              Outstanding at December 31, 1996
Common Stock, par value $0.50                          98,008,841 Shares



      An Index is included on Page 2 and a separate Index for Exhibits is included on Page 11.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                  Page
                                                                                                                   No.

      PART I. FINANCIAL INFORMATION
              Item 1.           Financial Statements

                                Consolidated Balance Sheets -
                                November 30, 1996 and February 29, 1996                                              3

                                Consolidated Statements of Earnings -
                                Three Months and Nine Months Ended
                                November 30, 1996 and 1995                                                           4

                                Consolidated Statements of Cash Flows -
                                Nine Months Ended November 30, 1996 and 1995                                         5

                                Notes to Consolidated Financial Statements                                           6


              Item 2.           Management's Discussion and Analysis of
                                Financial Condition and Results of
                                Operations                                                                           7


      PART II.OTHER INFORMATION

              Item 6.           Exhibits and Reports on Form 8-K                                                    11


                                                PART I. FINANCIAL INFORMATION
                                                ITEM 1. FINANCIAL STATEMENTS

                                          CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                                                 Consolidated Balance Sheets
                                          (Amounts in thousands except share data)

                                                                                         Nov. 30, 1996         Feb. 29, 1996
                                                                                         -------------         -------------
                                                                                           (Unaudited)
      ASSETS
      Current assets:
      Cash and cash equivalents                                                        $       41,310         $      43,704
      Net accounts and notes receivable                                                       437,514               324,395
      Merchandise inventory                                                                 1,886,911             1,323,183
      Deferred income taxes                                                                    12,926                26,996
      Prepaid expenses and other current assets                                                36,112                17,399
                                                                                       --------------         -------------

      Total current assets                                                                  2,414,773             1,735,677

      Property and equipment, net                                                             900,305               774,265
      Other assets                                                                             18,452                16,080
                                                                                       --------------         -------------

      TOTAL ASSETS                                                                     $    3,333,530         $   2,526,022
                                                                                       ==============         =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
      Current installments of long-term debt                                           $        1,466         $       1,436
      Accounts payable                                                                        904,398               604,488
      Short-term debt                                                                         593,188                92,087
      Accrued expenses and other current liabilities                                           75,296               123,789
      Accrued income taxes                                                                      4,255                 9,375
                                                                                       --------------         -------------

      Total current liabilities                                                             1,578,603               831,175

      Long-term debt, excluding current installments                                          430,030               399,161
      Deferred revenue and other liabilities                                                  174,043               214,001
      Deferred income taxes                                                                    18,389                17,764
                                                                                       --------------         -------------

      TOTAL LIABILITIES                                                                     2,201,065             1,462,101
                                                                                       --------------         -------------

      Stockholders' equity:
      Common stock, $0.50 par value; 250,000,000 shares authorized;
      97,960,000 shares issued and outstanding, November 30, 1996                              48,980                48,690
      Capital in excess of par value                                                          100,303                90,432
      Retained earnings                                                                       983,182               924,799
                                                                                       --------------         -------------

      TOTAL STOCKHOLDERS' EQUITY                                                            1,132,465             1,063,921
                                                                                       --------------         -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    3,333,530         $   2,526,022
                                                                                       ==============         =============

      See accompanying notes to consolidated financial statements.

                                                        Page 3 of 12



                                           CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Earnings (Unaudited)
                                          (Amounts in thousands except per share data)


                                                                 Three Months Ended                     Nine Months Ended
                                                                    November 30,                          November 30,
                                                              1996              1995                1996              1995
                                                         ---------------    --------------      --------------   --------------
Net sales and operating revenues                         $     1,863,947    $    1,783,446      $    5,246,256   $    4,775,909

Cost of sales, buying and warehousing                          1,441,088         1,378,312           4,064,799        3,682,597
                                                         ---------------    --------------      --------------   --------------

Gross profit                                                     422,859           405,134           1,181,457        1,093,312
                                                         ---------------    --------------      --------------   --------------

Selling, general and administrative expenses                     381,804           346,264           1,051,190          921,072

Interest expense                                                   9,122             8,582              20,348           16,599
                                                         ---------------    --------------      --------------   --------------

Total expenses                                                   390,926           354,846           1,071,538          937,671
                                                         ---------------    --------------      --------------   --------------

Earnings before income taxes                                      31,933            50,288             109,919          155,641

Provision for income taxes                                        12,146            18,837              41,766           58,326
                                                         ---------------    --------------      --------------   --------------

Net earnings                                             $        19,787    $       31,451      $       68,153   $       97,315
                                                         ===============    ==============      ==============   ==============

Weighted average common shares
   and common share equivalents                                   99,489            98,750              99,335           98,549
                                                         ===============    ==============      ==============   ==============

Net earnings per share                                   $          0.20    $         0.32      $         0.69   $         0.99
                                                         ===============    ==============      ==============   ==============

Dividends paid per common share                          $         0.035    $        0.030      $        0.100   $        0.085
                                                         ===============    ==============      ==============   ==============



See accompanying notes to consolidated financial statements.
                                                          Page 4 of 12



                                         CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows (Unaudited)
                                                   (Amounts in thousands)
                                                                                              Nine Months Ended
                                                                                                    November 30,
                                                                                             1996                  1995
                                                                                         ------------          ------------
Operating Activities:
Net Earnings                                                                             $     68,153          $     97,315
Adjustments to reconcile net earnings to net
    cash used in operating activities:
    Depreciation and amortization                                                              74,614                60,277
    (Gain) loss on sales of property and equipment                                             (1,117)                3,856
    Provision for deferred income taxes                                                        14,695                 5,211
    Decrease in deferred revenue and other liabilities                                        (39,958)              (27,970)
    Increase in net accounts and notes receivable                                            (113,119)              (62,982)
    Increase in merchandise inventory, prepaid
       expenses and other current assets                                                     (582,441)             (936,021)
    (Increase) decrease in other assets                                                        (2,372)                1,176
    Increase in accounts payable, accrued expenses,
       other current liabilities and accrued income taxes                                     246,297               418,997
                                                                                         ------------          ------------
Net cash used in operating activities                                                        (335,248)             (440,141)
                                                                                         ------------          ------------


Investing Activities:

Purchases of property and equipment                                                          (400,408)             (397,000)
Proceeds from sales of property and equipment                                                 200,871               178,207
                                                                                         ------------          ------------
Net cash used in investing activities                                                        (199,537)             (218,793)
                                                                                         ------------          ------------


Financing Activities:
Proceeds from issuance of short-term debt                                                     501,101               435,000
Proceeds from issuance of long-term debt                                                       32,088               222,000
Principal payments on long-term debt                                                           (1,189)               (2,158)
Proceeds from issuance of common stock, net                                                    10,161                11,335
Dividends paid                                                                                 (9,770)               (8,244)
                                                                                         ------------          ------------
Net cash provided by financing activities                                                     532,391               657,933
                                                                                         ------------          ------------

Decrease in cash and cash equivalents                                                          (2,394)               (1,001)
Cash and cash equivalents at beginning of year                                                 43,704                46,962
                                                                                         ------------          ------------
Cash and cash equivalents at end of period                                               $     41,310          $     45,961
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

           At November 30, 1996, $150 million was drawn on the unsecured revolving bank credit facility and has been included in short-term debt.

      3.   Interest Rate Swaps

           The Company entered into a new 40-month amortizing swap relating to the CarMax auto loan receivable securitization during the quarter with a notional amount of approximately $63 million. Including this new swap, recording the Company's interest rate swaps at fair value at November 30, 1996, would result in a gain of approximately $13.0 million compared to a gain of $16.6 million at February 29, 1996. The notional amount of the swaps was approximately $598 million at November 30, 1996, and $550 million at February 29, 1996.

      4.   Other Events

           On November 1, 1996, the Company announced that the board of directors has approved a plan to redesignate the Company's existing common stock and to create a new series of common stock intended to track the separate performance of its Circuit City and CarMax retail businesses, respectively. The plan includes a public offering of CarMax Group stock, the proceeds from which are expected to be used to finance part of the CarMax expansion and to repay the CarMax business's allocated portion of Company indebtedness. Shareholders will be asked to approve the plan at a special meeting on January 24, 1997. More information on this plan is contained in the proxy statement for the special meeting and in a Registration Statement on Form S-3, both filed with the Securities and Exchange Commission.

                                     ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net Sales and Operating Revenues and General Comments

      Sales for the third quarter of fiscal 1997 were $1.86 billion, an increase of 5 percent from $1.78 billion in the same period last year. Sales for the first nine months of fiscal 1997 were $5.25 billion, an increase of 10 percent from sales of $4.78 billion in the same period last year. The total sales increase reflects the continued growth of the Company's Circuit City and CarMax concepts, partly offset by a Circuit City comparable store sales decrease.

      Circuit City comparable store sales increases (decreases) for the third quarter and first nine months of fiscal years 1997 and 1996 were as follows:

        ------------------------------------- ----------------------------------- -----------------------------------
                       FY '97                            3rd Quarter                         Nine Months
        ------------------------------------- ----------------------------------- -----------------------------------
           SEPT        OCT          NOV            FY '97            FY '96            FY '97            FY '96
        ----------- ----------- ------------- ------------------ ---------------- ------------------ ----------------
          (13%)        (9%)         (8%)            (10%)              3%               (7%)               7%
        ----------- ----------- ------------- ------------------ ---------------- ------------------ ----------------

      The third quarter comparable store sales results were below Management's expectations and reflected the continuation of a challenging industry climate in which personal computer sales weakened and the consumer electronics sales pace remained soft. Management expects that comparable store sales will remain soft as long as industry weakness continues. However, the Company has experienced comparable store sales growth in major appliances, digital satellite systems and big-screen televisions. The Company expects to continue producing above-average results in product segments where its selection and high-service strategy create significant competitive advantages.

      During the quarter, the Company opened 36 new Circuit City Superstores, including its first three in Pittsburgh, Penn., entries into numerous smaller markets and additions in existing markets. The Company also replaced or expanded eight Superstores and opened six mall-based Circuit City Express locations. By the end of the first nine months, the Company had opened 51 Superstores and replaced or expanded 16. By fiscal year-end, the Company plans to have opened approximately 65 Superstores and replaced approximately 20 existing stores.

      The table below details Circuit City retail units:

      ------------------------------------------------------------------------------------------------------------------
                                         Stores Open At End of Quarter               Estimate
                                  ---------------------------------------------
                                      Nov. 30, 1996         Nov. 30, 1995         Feb. 28, 1997        Feb. 29, 1996
      ------------------------------------------------------------------------------------------------------------------
      Superstore
      ------------------------------------------------------------------------------------------------------------------
        "D" Superstore                       94                     52                   94                   61
      ------------------------------------------------------------------------------------------------------------------
        "C" Superstore                      271                    260                  278                  259
      ------------------------------------------------------------------------------------------------------------------
        "B" Superstore                       51                     43                   54                   46
      ------------------------------------------------------------------------------------------------------------------
        "A" Superstore                       13                     11                   17                   12
      ------------------------------------------------------------------------------------------------------------------
      Electronics-Only                        5                      5                    5                    5
      ------------------------------------------------------------------------------------------------------------------
      Circuit City Express                   47                     37                   47                   36
      ------------------------------------------------------------------------------------------------------------------
      TOTAL                                 481                    408                  495                  419
      ==================================================================================================================

In mid-June, the Company announced a five-year expansion plan for CarMax: The Auto Superstore(R). The Company began the first phase of its national roll out of CarMax with the opening of its Orlando, Fla., location on November 6, 1996. The Company currently operates six CarMax stores. By calendar year 2001, the Company expects to be operating 80 to 90 CarMax stores. The Company expects to enter the Tampa, Fla., market before the end of the current fiscal year. In fiscal 1998, the Company plans to open another eight to 10 CarMax locations and, thereafter, to accelerate the opening program by adding 15 to 20 stores per year.

For the Company's Circuit City business, gross dollar sales from all extended warranty programs were 6.1 percent of sales in the third quarter of both fiscal years 1997 and 1996. Third-party warranty revenue rose to 3.7 percent of sales in this year's third quarter from 3.1 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 5.2 percent of sales in this year's third quarter versus 5.1 percent in the third quarter of last year.

Total sales by merchandise categories are listed below:

        -------------------------------------------------------------------------------------------------
                                             3rd Quarter                        Nine  Months
                                 ------------------------------------------------------------------------
                                    Fiscal 1997       Fiscal 1996      Fiscal 1997       Fiscal 1996
        -------------------------------------------------------------------------------------------------
        TV                                     20%               19%              18%                17%
        -------------------------------------------------------------------------------------------------
        VCR/Camcorders                          13                13               14                 14
        -------------------------------------------------------------------------------------------------
        Audio *                                 17                18               17                 18
        -------------------------------------------------------------------------------------------------
        Home Office                             25                28               24                 25
        -------------------------------------------------------------------------------------------------
        Appliances                              15                13               17                 16
        -------------------------------------------------------------------------------------------------
        Other *                                 10                 9               10                 10
        -------------------------------------------------------------------------------------------------
         TOTAL                                 100%              100%             100%               100%
        =================================================================================================

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

Cost of Sales, Buying and Warehousing

The gross profit margin was 22.7 percent of sales in the third quarter of both fiscal years 1997 and 1996. The gross margins for the nine months ended November 30, 1996 and 1995, were 22.5 percent and 22.9 percent, respectively.

A more profitable merchandise mix for Circuit City offset lower gross margins produced by an intense promotional climate and increased sales from CarMax. The competitive climate in the electronics business will continue to put pressure on gross margins, and the increased sales volume from CarMax, which is a lower gross margin business, is expected to continue reducing consolidated margins.


Selling, General and Administrative Expenses

The Company's selling,  general and administrative  expense ratio increased from
19.4 percent of sales in the third quarter of last year to 20.5 percent for the same period this year. For the nine-month period ended November 30, 1996, the expense ratio was 20.0 percent versus 19.3 percent in the same period last year.

The higher ratio primarily reflects the impact of lower comparable store sales, partly offset by the increased contribution from the credit card bank subsidiary and the lower cost structure for CarMax.

Income Taxes

The effective income tax rate was 38.0 percent in the third quarter and first nine months of fiscal 1997 versus 37.5 percent in the same periods last year. Management expects the effective rate to remain at 38.0 percent in the fourth quarter.

Net Earnings

Net earnings for the quarter ended November 30, 1996, decreased 37 percent to $19.8 million from $31.5 million in the same period last year. Net earnings per share declined 38 percent to 20 cents from 32 cents.

Net earnings for the nine months ended November 30, 1996, were $68.2 million, a decrease of 30 percent from $97.3 million in the same period last year. Net earnings per share decreased 30 percent to 69 cents from 99 cents.

Impact of Recent Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company does not expect the standard to have a material impact on the Company's financial position or results of operations. The standard is effective for transactions occurring after December 31, 1996.

Liquidity and Capital Resources

Total assets at November 30, 1996, were $3,333.5 million, up $807.5 million or 32 percent since February 29, 1996. The largest contributor to the asset increase was a $563.7 million increase in inventory to support new store openings and the holiday season sales volume. Net accounts and notes receivable increased by $113.1 million, primarily due to an increase in credit card accounts generated by the Company's credit card bank subsidiary. Property and equipment increased $126.0 million, largely because of planned and completed store openings.

Accounts payable increased $299.9 million and short-term debt has increased $501.1 million since the end of fiscal 1996 to support new store expansion and the purchase of inventory.

The Company's credit card bank subsidiary has a master trust securitization facility for its private-label credit card that allows the transfer of receivables through private placement and the public market. During the quarter ended November 30, 1996, the credit card bank subsidiary issued an additional $225 million to the public market or to private investors for a total program capacity of $1.29 billion. The master trust vehicle permits further expansion of the securitization program to meet future needs. In addition, the Company's credit card bank subsidiary has an asset securitization program that allows the transfer of up to $1.45 billion in receivables related to its other bank card programs. The Company also has an asset securitization program that allows the transfer of up to $175 million in auto loan receivables. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

On November 1, 1996, the Company announced that the board of directors has approved a plan to redesignate the Company's existing common stock and to create a new series of common stock intended to track the separate performance of its Circuit City and CarMax retail businesses, respectively. The plan includes a public offering of CarMax Group stock, the proceeds from which are expected to be used to finance part of the CarMax expansion and to repay the CarMax business's allocated portion of Company indebtedness. Shareholders will be asked to approve the redesignation at a special meeting on January 24, 1997. More information on this plan is contained in the proxy statement and in a Registration Statement on Form S-3, both filed with the Securities and Exchange Commission.

In  addition, the  Company   expects  to  continue   its  existing   long-term
capitalization strategy. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases, proceeds of the recent long-term debt agreement and the proposed equity offering and that securitization transactions will be used to finance the growth in credit card and auto loan receivables. At November 30, 1996, $150 million was drawn on the unsecured revolving bank credit facility and is included in short-term debt. As of January 9, 1997, the $150 million drawn on the unsecured revolving bank credit facility had been repaid by the Company. The Company also maintained $415 million in seasonal lines that are renewed annually with various banks.

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of a new retail concept. Additional discussion of factors that could cause actual results to differ materially from Management's projections, forecasts, estimates and expectations is contained in the Company's 1996 Annual Report on Form 10-K and the "Risk Factors" section of the Company's Registration Statement on Form S-3 filed on November 13, 1996, relating to the Company's proposed CarMax stock offering.

                           PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      Index to Exhibits:

                      (27)     Financial Data Schedule

              (b)     Reports on Form 8-K

                      The Company filed a Current Report on Form 8-K, dated November 1, 1996, in which it reported, under Item 5, that the Company's board of directors had approved, subject to a favorable vote of shareholders, a plan to create two series of common stock intended to track the separate performance of its Circuit City and CarMax retail businesses.

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


                                          CIRCUIT CITY STORES, INC.




                                          By:   s/Richard L. Sharp
                                                Richard L. Sharp
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer



                                          By:   s/Michael T. Chalifoux
                                                Michael T. Chalifoux
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Corporate Secretary



                                          By:   s/Philip J. Dunn
                                                Philip J. Dunn
                                                Vice President, Treasurer,
                                                Corporate Controller and
                                                Chief Accounting Officer




January 14, 1996