Form 10-K
period 1997-02-28
CIRCUIT CITY STORES INC
filed 1997-05-29
CIK 104599

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to _________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                                                              Name of Each Exchange
             Title of Each Class                                                                on Which Registered
             -------------------                                                                -------------------
Circuit City Stores, Inc. - Circuit City Group Common Stock, Par Value $0.50                   New York Stock Exchange
Circuit City Stores, Inc. - CarMax Group Common Stock, Par Value $0.50                         New York Stock Exchange

Rights to Purchase Preferred Stock,
-----------------------------------
Series E, Par Value $20.00                                                                     New York Stock Exchange
Series F, Par Value $20.00                                                                     New York Stock Exchange

                              Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x    No
                                             ---     ----
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ].

         On May 2, 1997, the Company had outstanding 98,230,743 Circuit City Group common shares and 21,860,000 CarMax Group common shares. The aggregate market value of the common shares held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was $3,818,720,134 for the Circuit City Group and $322,435,000 for the CarMax Group based upon the closing price of these shares as reported by the New York Stock Exchange on May 2, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in Parts I, II, III and IV of this Form 10-K Report: (1) Pages 19 through 69 of the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1997 (Parts I, II and IV) and (2) "Item One - Election of Directors,"
"Beneficial Ownership of Securities," "Executive Compensation," "Employment Agreements and Change-in-Control Arrangements," "Compensation of Directors" and "Section 16(a) Compliance" in the May 9, 1997 Proxy Statement, furnished to shareholders of the Company in connection with the 1997 Annual Meeting of such shareholders (Part III).

                                TABLE OF CONTENTS
Item                                                                                                                 Page
                                                                                                                     ----
PART I

1.  Business                                                                                                             3

2.  Properties                                                                                                           8

3.  Legal Proceedings                                                                                                   10

4.  Submission of Matters to a Vote of Security Holders                                                                 10

Executive Officers of the Company                                                                                       11

PART II

5.  Market for the Company's Common Equity and Related Stockholder Matters                                              13

6.  Selected Financial Data                                                                                             13

7.  Management's Discussion and Analysis of Results of Operations and Financial Condition                               13

8.  Financial Statements and Supplementary Data                                                                         13

9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                                13

PART III

10.  Directors and Executive Officers of the Company                                                                    14

11.  Executive Compensation                                                                                             14

12.  Security Ownership of Certain Beneficial Owners and Management                                                     14

13.  Certain Relationships and Related Transactions                                                                     14

PART IV

14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K                                                     14






                                    2 of 17

                                     PART I

Item 1.  Business.

         Circuit City Stores, Inc. was incorporated under the laws of Virginia in 1949. Its corporate headquarters is located at 9950 Mayland Drive, Richmond, Va. Its retail operations consist of Circuit City Superstores, Circuit City electronics-only stores and mall-based Circuit City Express stores. It has a wholly owned credit card bank subsidiary, First North American National Bank, that extends consumer credit. Certain of its subsidiaries operate CarMax Auto Superstores, a used auto retail business that also sells new cars.

         Changes in Capital Structure. On January 24, 1997, Circuit City Stores, Inc. shareholders approved the creation of two common stock series. The Company's existing common stock was subsequently redesignated as Circuit City Stores, Inc.-Circuit City Group Common Stock. In an initial public offering, which was completed February 7, 1997, the Company sold 21.86 million shares of Circuit City Stores, Inc.-CarMax Group Common Stock.

         The Circuit City Group Common Stock is intended to track separately the performance of the Circuit City store-related operations, a retained interest in the CarMax Group, and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group). The CarMax Group Common Stock is intended to track separately the performance of the CarMax operations.

         Notwithstanding the attribution of the Company's assets and liabilities (including contingent liabilities) and stockholders' equity between the CarMax Group and the Circuit City Group for the purposes of preparing their respective financial statements, holders of CarMax Group Stock and holders of Circuit City Group Stock are shareholders of the Company and subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the change in the equity structure of the Company does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, financial information about one Group should be read in conjunction with financial information about the other Group, as well as consolidated information.

         In this document, the following terms and definitions are used:

         The Company refers to Circuit City Stores, Inc. and subsidiaries, which includes Circuit City retail stores and related operations and the CarMax retail stores and related operations.

         Circuit City refers to the retail operations under the Circuit City name and to all related operations such as product service and First North American National Bank.

         Circuit City Group refers to the Circuit City operations and to the retained interest in the equity value of the CarMax Group.

         CarMax Group and CarMax refer to the retail locations under the CarMax name and to all related operations such as First North American Credit Corporation.

Circuit City Group:

         General. This section describes the business of the Circuit City Group exclusive of its retained interest in the CarMax business which is discussed separately below. Circuit City is the nation's largest retailer of brand-name consumer electronics and major appliances and a leading retailer of personal computers and music software. It sells video equipment, including televisions, digital satellite systems, video cassette recorders and camcorders; audio equipment, including home stereo systems, compact disc players, tape recorders and tape players; mobile electronics, including car stereo systems and security systems; home office products, including personal computers, peripheral equipment and facsimile machines; other consumer electronics products, including cellular phones, telephones and portable audio and video products; entertainment software; and major appliances, including washers, dryers, refrigerators, microwave ovens and ranges.

                                    3 of 17

         Each Circuit City store location follows detailed operating procedures and merchandising programs. Included are procedures for inventory maintenance, advertising, customer relations, store administration, merchandise display, store security and the demonstration and sale of products. Each store carries a standard line of products selected at the corporate level and supplied directly to the stores by regional warehouse distribution facilities.

         Expansion. As of April 30, 1997, Circuit City operates 500 retail locations throughout the United States. In fiscal 1998, Circuit City expects to open approximately 60 Superstores, to replace 10 to 15 stores and to add Circuit City Express stores. New-market entries will comprise 35 to 40 of the new Superstores, including approximately 15 in the New York City market. Circuit City's goal is to maximize profitability in each market it serves by capturing large market shares that produce high sales volumes across a broad merchandise mix.

         Merchandising. Because management believes that local markets have individual characteristics which vary greatly by the advertising, merchandising and pricing strategies of competitors, Circuit City has organized its marketing function to focus on markets with similar competitive conditions. Circuit City's operating regions benefit from a centralized buying organization. The central buying staff reduces costs by purchasing in large volumes, structures a sound basic merchandising program and is supported by advanced management information and distribution systems.

         Circuit City's merchandising strategy emphasizes a broad selection of products, including the industry's newest technologies, and a wide range of prices. Merchandise mix and displays are controlled centrally to help ensure a high level of consistency from store to store. Merchandise pricing and selling strategies vary by market to reflect competitive conditions.

         Although suggested retail prices are established by the corporate merchandising department, each store manager is responsible for shopping the local competition on a regular basis and has the authority to adjust retail prices to meet market conditions. As part of its competitive strategy, Circuit City advertises low prices and provides each customer with a low-price guarantee. Circuit City will beat any legitimate price from a local competitor stocking the same new item in a factory-sealed box. If a customer finds a lower price, including Circuit City's own sale price, within 30 days, Circuit City will refund 110 percent of the difference to the customer.

         Suppliers. During fiscal 1997, Circuit City's 10 largest suppliers accounted for approximately 51 percent of merchandise purchased. Circuit City's major suppliers include Sony, Thomson, Whirlpool, Packard Bell, Panasonic, NEC, JVC, Hitachi, Hewlett Packard and GE Appliances. Brand-name advertised products are sold by all of Circuit City's retail locations. Circuit City has no significant long-term contracts for the purchase of merchandise.

         In the past, Circuit City has not experienced any continued or ongoing difficulty obtaining satisfactory sources of supply and believes that adequate sources of supply exist for the types of merchandise sold in its stores.

         Advertising. Circuit City relies on considerable amounts of advertising to stimulate Superstore and electronics only store sales. Advertising expenditures were 4.8 percent of sales in fiscal 1997 and 4.7 percent of sales in fiscal 1996 and 1995. Circuit City primarily uses print advertising, including multi-page vehicles and run-of-press newspaper ads, for Superstore and electronics-only store advertising. Circuit City emphasizes the use of multi-page vehicles to allow a more extensive presentation of the broad selection of products and price ranges it carries. These multi-page vehicles are generally distributed in newspapers but are, in some cases, mailed directly to residences outside the newspapers' area of circulation. Television campaigns include merchandise assortment, price and customer service messages. With a presence in most major metropolitan markets, Circuit City has begun to take advantage of national broadcast and print advertising opportunities.

         Competition. The brand-name consumer electronics and major appliance business is highly competitive. Circuit City's competitors include other full-service retailers, self-service retailers, specialty retailers with differing product selections and services, general merchandise retailers and local independent operators. Over the past three years, competition has shifted to include more self-service retailers that often offer a more limited product selection but at highly competitive prices.

         Circuit City uses pricing, selection and service to differentiate itself from the competition. As part of its competitive strategy, Circuit City strives to maintain highly competitive prices and offers every customer the low-price guarantee previously described. Circuit City Superstores offer a broad product selection that includes 3,200 to 4,000 name-brand items (excluding music software), depending on the selling square footage of the Superstore.
Professionally trained sales counselors, convenient credit options, factory-authorized product repair, home delivery, installation centers for automotive electronics, a toll-free product support line and a return policy of 30 days on most merchandise, excluding computer equipment, reflect a strong commitment to customer service.


                                    4 of 17

         Customer Satisfaction. Extensive market research is conducted to measure Circuit City's customer service record and to refine its consumer offer. Approximately 350,000 random surveys are conducted each year to track satisfaction  among  Circuit  City's  existing  customer  base.  These  surveys, conducted from customer transaction records, measure satisfaction with all points of customer interaction, including sales counselors, cashiers, warehouse staff, Roadshop installers and home delivery and product service representatives. Quick feedback allows management to immediately address individual performance issues. Customer Service Index scores for each store recognize strong overall performance and quickly pinpoint management issues that require attention.

         Training. Circuit City staffs its stores with commissioned sales counselors, support personnel (cashiers and stockpersons), a store manager, one or more sales managers and, in larger stores, an operations manager. New sales counselors complete a minimum two-week training program focused on product knowledge,  customer  service  and store  operations.  Seven  regional  training facilities are utilized for classroom sessions taught by more than 40 professional trainers, and a state-of-the-art video facility produces audio, video and computer-based training materials. Formalized training for store, sales and operations managers focuses on human resource management, sales management and critical operating procedures. Individual development plans address personal training needs, giving employees advancement opportunity.

         Consumer Credit. Because consumer electronics, personal computers and major appliances represent relatively large purchases for the average consumer, Circuit City's business is affected by consumer credit availability, which varies with the state of the economy and the location of a particular store. In fiscal 1997, approximately 15 percent of Circuit City's total sales were made through its private-label credit card and 46 percent through third-party credit sources.

         The Company established a subsidiary, First North American National Bank ("FNANB"), in fiscal 1991 to handle its private-label credit card business. The credit card bank subsidiary is located in Marietta, Ga. Interfacing FNANB with Circuit City's point-of-sale (POS) system has produced a rapid customer credit approval process. A customer's application can be electronically scored, and qualified customers can generally receive approval in under one minute. In addition to increased credit availability, the private-label credit card program provides Circuit City with additional marketing opportunities, including direct mail campaigns to credit card customers and special financing programs for promotions. FNANB's credit extension, customer service and collection operations are fully automated with state-of the-art technology to maintain a high level of customer service. This technology aids FNANB's collection philosophy of contacting the cardholder in his/her initial days of delinquency to resolve the past due status.

         FNANB also manages a growing bankcard portfolio. Receivables generated by both the private-label credit card and bankcard programs are sold to non-affiliated entities under asset securitization programs.

         Systems. Circuit City's in-store POS system maintains an on-line record of all transactions and allows management to track performance by region, store and individual sales counselor. The information gathered by the system supports automatic replenishment of in-store inventory from the regional distribution centers and is incorporated into product buying decisions. The POS system is interfaced with the FNANB credit approval system. In the stores, electronic signature capture for all credit card purchases, bar-code scanning for product returns and repairs, automatic price tag printing for price changes and computerized home delivery scheduling all enhance Circuit City's customer service, eliminating time-consuming administrative tasks for store personnel and reducing costs through smoother store-level execution.

         Circuit City's proprietary Customer Service Information System maintains an on-line history of customer purchases and enables Circuit City to better assist individuals with future purchases by ensuring that new products can be integrated with existing products in the home. It also facilitates product returns and product repair. In addition, this system supports our toll-free product support line. The product support line provides customers with access to skilled product specialists. From their homes, customers can receive immediate answers to basic questions regarding product usage and installation. This service is available only for products purchased at Circuit City.

         Distribution. At April 30, 1997, Circuit City operated nine automated electronics distribution centers. These centers are designed to serve stores within a 500-mile range. They utilize conveyor systems and laser bar-code scanners to reduce labor requirements, prevent inventory damage and maintain inventory control. Circuit City also operates smaller distribution centers handling primarily appliances and larger electronics products. Management believes that the use of the distribution centers enables it to efficiently distribute a broad selection of merchandise to its stores, reduce inventory requirements at individual stores, benefit from volume purchasing and maintain accounting control. Circuit City also operates an automated, centralized distribution center for music software. Virtually all of Circuit City's Superstore and electronics-only store merchandise is distributed through its distribution centers.

                                    5 of 17

         Service. Circuit City offers service and repair for nearly all the products it sells. Customers also are able to purchase extended warranty plans on most of the merchandise Circuit City sells.

         At April 30, 1997, Circuit City had 34 regional, factory-authorized repair facilities. To meet customer needs, merchandise needing service or repair usually is moved by truck from the stores to the nearest regional service facility and is returned to the customer at the store after repair. Circuit City also has in-home technicians who service large items not conveniently carried to a store.

         Extended warranty plans extend coverage beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. Circuit City sells two extended warranty programs on behalf of unrelated third parties that issue these plans for merchandise sold by Circuit City and other retailers. One of these programs is sold in most major markets and features in-home service for personal computer products. The second program covers consumer electronics and major appliances and was offered by approximately 85 percent of Circuit City Superstores at April 30, 1997. Circuit City sells its own extended warranty contracts in markets where the third-party programs are not available.

         Seasonality. Like many retail businesses, Circuit City's sales are greater in the fourth quarter of the fiscal year than in other periods of the fiscal year because of holiday buying patterns. A corresponding pre-seasonal inventory build-up is associated with this sales volume. This increased sales volume results in a lower ratio of fixed costs to sales and produces a higher ratio of operating income to sales in the fourth fiscal quarter. Circuit City's sales for the fourth fiscal quarter (which includes the Christmas season) were $2,282,625,000 in fiscal 1997, $2,180,506,000 in fiscal 1996 and $1,883,571,000 in fiscal 1995 and represented approximately 32 percent of sales in fiscal 1997 and 1996 and approximately 34 percent of sales in fiscal year 1995.

CarMax Group:

         General. In 1993, the Company began to test CarMax The Auto Superstore(R): a retail concept selling used cars. In fiscal 1997, the Company announced the national rollout of this concept. CarMax is a leading retailer of used cars and light trucks in the United States with seven stores located in the Southeast and one vehicle reconditioning center in Orlando, Florida. CarMax purchases, reconditions and sells used vehicles at each of its stores and sells new vehicles at one of its Atlanta, Georgia locations under a franchise agreement with Chrysler Corporation ("Chrysler"). CarMax has also entered into an agreement, pending manufacturer approval, for a second Chrysler franchise at an Atlanta location to be opened in fiscal 1998.

         Expansion. CarMax has announced an aggressive rollout plan. Over the next five years, it plans to reach a total of 80 to 90 locations, expand the retail repair business and add new-vehicle franchises that will build volume and further leverage the fixed costs of the used-car Superstores.

         Merchandising. Each CarMax store features a broad selection of quality used cars and light trucks with a wide range of prices appealing to a wide range of potential customers. CarMax stores vary in inventory size from 400 to 1,000 vehicles depending on local market size and consumer demand. To appeal to the vast array of consumer preferences and budgets, CarMax offers its used vehicles under two programs - the CarMax program and the ValuMax program. CarMax vehicles generally are one to five years old, with less than 60,000 miles, and most are priced from $9,500 to $21,000. Through the ValuMax program, CarMax sells high-quality used vehicles that generally are more than five years old and/or have over 60,000 miles, with most priced in a range from $4,500 to $10,500. To ensure that CarMax quality standards are maintained, vehicles under both programs undergo a comprehensive, certified quality inspection by CarMax service technicians. CarMax backs its commitment to quality with a five-day or 250-mile, money-back guarantee, subject to vehicles being returned in substantially the same condition, and a free, 30-day comprehensive warranty on each vehicle.

         CarMax's used cars are priced at an average of $500 to $1,000 below the NADA average book value. All customers receive the same low price with no negotiating required. CarMax does not charge any processing, administration, application or other "hidden" fees, other than those mandated by local and state regulations. Competitive financing and extended warranty rates also are offered. CarMax has replaced the traditional "trade-in" transaction with a process in which trained CarMax buyers appraise any vehicle, usually in 30 minutes or less, and provide the vehicle's owner with a written guaranteed cash offer that is good for seven days or 300 miles. The appraisal process is available to everyone, whether or not they are purchasing a vehicle from CarMax.

                                    6 of 17

         Suppliers. CarMax acquires a significant proportion of its used-vehicle inventory at its store locations. CarMax appraises and makes an offer to purchase any properly documented vehicle from an individual. CarMax also acquires a significant proportion of its used vehicles through auctions and, to a lesser extent, directly from other sources, including wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies. Based on consumer acceptance of the appraisal process at existing CarMax stores and the experience and success of CarMax to date in acquiring vehicles from auctions and other sources, management believes that its sources of used vehicles will continue to be sufficient to meet current needs and to support planned expansion.

         Reconditioning. All vehicles are thoroughly inspected and reconditioned. Most vehicles are reconditioned at each store facility. With a significant portion of vehicles purchased at the store, in-store reconditioning reduces transportation cost and helps quickly move vehicles onto the sales lot. CarMax stores have 15 to 40 mechanical bays available for reconditioning. A centralized 40-bay reconditioning facility in Orlando, Fla., supplements in-store capacity and supports new store openings.

         Advertising. CarMax is able to realize significant cost savings on advertising by purchasing its advertising jointly with Circuit City, thus leveraging Circuit City's media buying power. Television and radio ads are designed to enhance consumer awareness of the CarMax name and key components of the CarMax offer and are distinctly different from those placed by most auto dealers. Newspaper ads promote CarMax's selection and price leadership, targeting consumers with immediate purchase intentions. Advertising expenditures were 2.3 percent of sales in fiscal 1997, 2.6 percent of sales in 1996, and 2.9 percent of sales in 1995.

         Franchise. CarMax operates its new-car dealership in the Atlanta market under a Sales and Service Agreement ("Franchise Agreement") with Chrysler. The Franchise Agreement provides, among other things, that CarMax has the right and obligation to sell specified models of new Chrysler-manufactured vehicles and provide related parts and service solely at its Gwinnett location. The Franchise Agreement imposes various requirements on CarMax and compliance with these requirements is closely monitored by Chrysler. The Franchise Agreement may be terminated by Chrysler on generally not less than 60 days written notice for specified reasons.

         Competition. Automotive retailing in the United States is highly competitive with approximately 23,000 franchised dealers and an even greater number of independent used-vehicle dealers. In the used-vehicle market, CarMax competes with existing franchised and independent dealers, rental companies and private parties. The used-vehicle market also has attracted attention recently from a number of public companies. Many franchised new-car dealerships have also increased their focus on the used-vehicle market. Part of CarMax's business strategy is to position itself as a low-price, low-cost operator in the industry.

         In the new-vehicle market, CarMax competes with other franchised dealers offering vehicles produced by the same or other manufacturers, auto brokers and leasing companies. As is typical of such arrangements, CarMax's existing franchise agreement with Chrysler does not guarantee exclusivity within a specified territory. Aggressive discounting by manufacturers of new cars, which typically occurs in the fall during the close-out of prior year models, may result in lower retail sales prices and margins for used vehicles during such discounting.

         Customer Satisfaction. The elements of the CarMax offer are designed to create a customer-friendly experience. The no-haggle pricing allows the sales consultant to focus solely on the customer's needs. CarMax sales personnel play a significant role in ensuring a customer-friendly sales process. All sales consultants, including both full and part-time employees, are compensated solely on a commission basis. The amount of the commission is a fixed dollar amount per vehicle sold. The entire purchase process, including a test-drive and financing, can be completed in less than one hour. Extensive market research is conducted to measure CarMax's customer service record and to refine its consumer offer.

         Training. At the completion of the fiscal 1998 store opening plan, the 17 location general managers are expected to average almost three years of CarMax management experience and 10 years of prior management experience. The location general manager and department managers for a new store are typically hired at least one year prior to the scheduled store opening date. During that time these managers participate in a rigorous training program at CarMax headquarters and the existing stores that rotates them through most key departments and operations of the business. Each store has 10 to 15 inventory buyers. Each buyer undergoes an 18-to-24 month apprenticeship under the tutelage of an experienced buyer and appraise thousands of cars before making their first independent purchase. All sales consultants complete two weeks of initial training.

                                    7 of 17

         Consumer Credit. CarMax provides financing for its customers' vehicle purchases through its financing unit, First North American Credit Corporation ("FNAC") and other third-party lenders. Sub-prime financing is provided by third-party lenders with no financial recourse to CarMax. Sales consultants use AutoMation(R) to electronically submit financing applications and receive responses from multiple lenders, generally in less than eight minutes.

         Systems. CarMax utilizes AutoMation(R), a unique, proprietary and enterprise-wide inventory management system. Using a touch screen, customers can electronically search the inventory for cars that meet their feature requirements and price range. AutoMation(R) displays a color picture of the car and generates a vehicle information sheet for customer reference. After the selection process is complete, financing applications and purchase and title forms are submitted electronically, reducing customer wait time. The inventory management system includes bar codes on each vehicle and each on-site parking place. Daily scanning tracks movement of vehicles on the lot. An electronic gate helps track test drives for vehicles and sales consultants. This combination of systems allows close monitoring and addressing of inventory and sales performance issues.

         Service. Until fiscal 1997, CarMax only performed minor repair service under the CarMax free 30-day comprehensive warranty on used vehicles. CarMax began testing retail repair service in its Atlanta, Georgia locations and more extensive warranty service on Chrysler vehicles at the new-car franchise in fiscal 1997. In order to achieve greater future profitability, attract new customers and further develop customer loyalty, retail repair service was expanded to all retail locations commencing in fiscal 1998.

         Optional primary or extended service policies are available on every vehicle at low, fixed prices. CarMax's MaxCare(R) extended service policies offer superior bumper-to-bumper protection for up to an additional 72 months or 100,000 miles.

         Seasonality. The business of CarMax is seasonal, with each location generally experiencing more of its net sales in the first half of the fiscal year. CarMax anticipates that the seasonality of its business may vary from region to region as its operations expand geographically.

Employees:

         On April 30, 1997, the Company had 25,859 hourly and salaried employees and 15,883 sales employees working on a commission basis. None of the Company's employees is subject to a collective bargaining agreement. Additional personnel are employed during peak selling seasons. The Circuit City Group accounted for 24,616 of the Company's hourly and salaried employees and 15,455 of the Company's sales employees working on a commission basis. The CarMax Group accounted for 1,243 of the Company's hourly and salaried employees and 428 of the Company's sales employees working on a commission basis. Management of the Company considers its relationship with its employees to be good.

Item 2.  Properties.

         At April 30, 1997, the Company's Circuit City retail operations were conducted in 500 locations. The Company operates four Circuit City Superstore formats with square footage and merchandise assortments tailored to population and volume expectations for specific trade areas. The "D" format was developed in fiscal 1995 to serve the most populous trade areas. At the end of fiscal 1997, selling space in the "D" format averaged approximately 24,000 square feet with total square footage averaging 43,360. The "D" stores offer the largest merchandise assortment of all the formats. The "C" format constitutes the largest percent of the store base. Selling square footage in this format has been increased during the last several years, and new "C" stores in fiscal 1997 generally had between 17,000 and 20,000 square feet of selling space; total square footage for all "C" stores averaged 34,220. The "B" format is often located in smaller markets or in trade areas that are on the fringes of larger metropolitan markets. At the end of fiscal 1997, selling space in these stores averaged approximately 12,000 square feet with an average total square footage 25,318. The "B" stores offer a broad merchandise assortment that maximizes return on investment in these lower volume areas. The "A" format serves the least populated trade areas. Selling space in these stores averaged approximately 10,000 square feet at the end of fiscal 1997, and total square footage averaged 18,507. The "A" stores feature a layout, staffing levels and merchandise assortment that creates high productivity in the smallest markets.

         The four electronics-only stores offer the Company's full line of consumer electronics and a limited selection of major appliances. Selling space in these stores averages approximately 4,000 square feet with an average total square footage of approximately 8,000. The Company's 49 mall-based Circuit City Express stores are located in regional malls, average approximately 2,000 to 3,000 square feet in size and sell small, gift-oriented items.



                                    8 of 17

         The Company's CarMax operations were conducted in seven locations. The Company operates three different store formats which vary in acreage, vehicle assortment and facility square footage depending on local market size and consumer demands. A typical "C" store will have 24 to 28 acres with room to display up to 1,000 used vehicles and showroom, reconditioning and service facilities totaling about 92,000 square feet. The typical "B" format store will cover 20 to 23 acres, have room to display up to 800 used vehicles and include facilities with a total of approximately 74,000 square feet. The "A" format will typically cover 15 to 19 acres, have room for up to 600 used vehicles and include facilities that total about 57,000 square feet. All formats will include additional display room for new cars, wherever possible.


      The following table summarizes the Company's Circuit City and CarMax stores as of April 30, 1997:

                                                 Circuit City Group                                    CarMax Group
                             ----------------------------------------------------------       ------------------------------
                                    Superstores         Electronics -  Mall                         Superstores
                             ------------------------                                         -----------------
                             D       C      B      A        Only      Stores      Total       C         B       A      Total
                             -       -      -      -        ----      ------      -----       -------------------      -----
Alabama                      -       5      -      -         -           1          6         -         -        -       -
Arizona                      2       6      1      -         -           1         10         -         -        -       -
Arkansas                     -       2      -      -         -           -          2         -         -        -       -
California                  12      55     11      2         -           3         83         -         -        -       -
Colorado                     5       2      -      1         -           -          8         -         -        -       -
Connecticut                  2       2      -      -         -           -          4         -         -        -       -
Delaware                     -       1      -      -         -           1          2         -         -        -       -
District of Columbia         -       -      -      -         -           1          1         -         -        -       -
Florida                      4      23      7      -         -           1         35         -         2        -       2
Georgia                      3       8      4      -         -           4         19         1         -        1       2
Hawaii                       1       -      -      -         -           -          1         -         -        -       -
Illinois                     6      19      4      -         -           4         33         -         -        -       -
Indiana                      -       3      2      -         -           -          5         -         -        -       -
Kansas                       1       3      -      -         -           -          4         -         -        -       -
Kentucky                     -       5      -      -         -           -          5         -         -        -       -
Louisiana                    -       5      -      -         -           -          5         -         -        -       -
Maine                        -       -      1      -         -           -          1         -         -        -       -
Massachusetts                1       8      3      -         -           6         18         -         -        -       -
Maryland                     1      12      1                1           4         19         -         -        -       -
Michigan                     7       4      1      2         -           1         15         -         -        -       -
Minnesota                    1       7      1      -         -           3         12         -         -        -       -
Missouri                     1       9      -      -         -           1         11         -         -        -       -
Nebraska                     1       1      -      -         -           -          2         -         -        -       -
Nevada                       1       3      -      -         -           -          4         -         -        -       -
New Hampshire                -       4      -      -         -           2          6         -         -        -       -
New Jersey                   -       4      -      -         -           -          4         -         -        -       -
New Mexico                   1       -      -      -         -           -          1         -         -        -       -
New York                     4       2      -      1         -           3         10         -         -        -       -
North Carolina               5       6      4      1         -           2         18         -         1        1       2
Ohio                         6       8      1      -         -           2         17         -         -        -       -
Oklahoma                     -       2      1      -         -           -          3         -         -        -       -
Oregon                       2       5      -      -         -           -          7         -         -        -       -
Pennsylvania                 2      10      1      2         -           2         17         -         -        -       -
Rhode Island                 -       1      -      -         -           -          1         -         -        -       -
South Carolina               2       4      1      -         -           1          8         -         -        -       -
Tennessee                    2       7      1      -         1           -         11         -         -        -       -
Texas                        7      25      4      5         -           2         43         -         -        -       -
Utah                         5       -      -      -         -           -          5         -         -        -       -
Virginia                     2      13      5      4         -           4         28         -         -        1       1
Washington                   4       3      1      -         -           -          8         -         -        -       -
West Virginia                -       -      -      -         2           -          2         -         -        -       -
Wisconsin                    4       2      -      -         -           -          6         -         -        -       -
                          ----    ----    ---    ---        --         ---         --         ----------------------------
                            95     279     55     18         4          49        500         1         3        3       7
                            ==     ===     ==     ==         =          ==        ===         =         =        =       =



                                    9 of 17

         Of the Circuit City stores open at April 30, 1997, the Company owns four stores and leases the remaining 496 stores. Two of the four stores owned are financed by Industrial Development Revenue Bonds that are collateralized by the applicable land, building and equipment.

         All of the CarMax properties are leased.

         For information with respect to obligations for Circuit City leases, see note 9 of the Notes to Circuit City Group Financial Statements on page 52 of the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference. For information with respect to obligations for CarMax leases, see note 11 of the Notes to CarMax Group Financial Statements on page 68 of the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

         The Company owns a 388,000-square-foot consumer electronics/appliance distribution center in Doswell, Va.; a 387,000 square-foot consumer electronics/appliance distribution center in Atlanta, Ga.; and an electronic/appliance service center in Kansas City, Mo. These centers have been financed with Industrial Development Revenue Bonds.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) A special meeting of the Company's shareholders was held on January 24, 1997.

         (c)      (i)  At such special meeting,  the shareholders of the Company approved the amendment of the Amended and Restated Articles of Incorporation (the "Articles") to provide for the issuance of the Company's Common Stock in series by action of the Board of Directors, of which 125,000,000 shares would initially be designated by the Board of Directors as Circuit City Stores, Inc.--Circuit City Group Common Stock (the "Circuit City Stock") and 125,000,000 would initially be designated as Circuit City Stores, Inc.--CarMax Group Common Stock (the "CarMax Stock"). The amendment of the Articles was approved by the following vote:

     =======================================================================================
                                                                                Broker
                             For            Against           Abstain         Non-Votes
                      ======================================================================
         Articles        73,217,506         438,975           229,977         8,485,918
     =======================================================================================

                  (ii) At such special meeting,  the shareholders of the Company approved  the  amendment  of the Articles to increase the
                       number  of   authorized   shares   of  common   stock  to
                       350,000,000 shares from 250,000,000 shares. The amendment
                       of the Articles was approved by the following vote:
      =======================================================================================
                                                                                 Broker
                              For            Against           Abstain         Non-Votes
                       ======================================================================
          Articles        71,323,637        2,374,785          188,036         8,485,918
      =======================================================================================



                                    10 of 17

                  (iii)At such special meeting,  the shareholders of the Company approved the amendment of the Articles to conform certain
                       provisions  thereof  to  the  current  provisions  of the
                       Virginia  Stock  Corporation  Act and to  delete  certain
                       provisions  thereof that have  expired.  The amendment of
                       the Articles was approved by the following vote:
      ========================================================================================
                                                                                 Broker
                              For             Against          Abstain          Non-Votes
                       =======================================================================
          Articles
                          81,436,170          663,963          272,243              0
      ========================================================================================

                  (iv) At such special meeting,  the shareholders of the Company approved the amendments of the 1994 Stock  Incentive Plan
                       (the "1994  Plan").  The  amendments  thereof (i) clarify
                       that  future  grants  may be made with  respect to either
                       Circuit City Stock or CarMax Stock, or both, (ii) reserve
                       5,700,000 shares of CarMax Stock for issuance pursuant to
                       awards  made  under  the  1994  Plan  and  (iii)   permit
                       conversion of options outstanding under an existing stock
                       option  plan of one of the  Company's  subsidiaries  into
                       options to acquire shares of CarMax Stock. The amendments
                       of the 1994 Plan were approved by the following vote:
     ========================================================================================
                                                                                 Broker
                              For             Against          Abstain         Non-Votes
                       ======================================================================
         1994 Plan        70,829,647         2,577,867         478,944         8,458,918
     ========================================================================================

                  (v)  At such annual meeting,  the  shareholders of the Company approved amendments of the Annual Performance-Based Bonus
                       Plan  (the  "Bonus  Plan") to modify  the  definition  of
                       Performance  Criteria under the Bonus Plan. The amendment
                       of the Bonus Plan was approved by the following vote:
      ========================================================================================
                                                                                  Broker
                               For            Against           Abstain         Non-Votes
                        ======================================================================
         Bonus Plan        72,418,001         973,873           494,584         8,458,918
      ========================================================================================

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

                            Name                         Age             Office
                            ----                         ---             ------
                      Richard L. Sharp                   50          Chairman of the Board,
                                                                     Chief Executive Officer

                      W. Alan McCollough                 47          President and
                                                                     Chief Operating Officer

                      Richard S. Birnbaum                44          Executive Vice President
                                                                     Operations

                      Dennis J. Bowman                   43          Senior Vice President and
                                                                     Chief Information Officer



                                    11 of 17


                      W. Stephen Cannon                  45          Senior Vice President and
                                                                     General Counsel

                      Michael T. Chalifoux               50          Senior Vice President,
                                                                     Chief Financial Officer and
                                                                     Corporate Secretary

                      John A. Fitzsimmons                54          Senior Vice President
                                                                     Administration

                      W. Austin Ligon                    46          Senior Vice President
                                                                     Automotive

                      Jonathan T. M. Reckford            34          Senior Vice President
                                                                     Corporate Planning and Communications

                      Jeffrey S. Wells                   51          Senior Vice President
                                                                     Human Resources

         Mr. Sharp is a director and a member of the Company's executive committee. He joined the Company in 1982 as executive vice president and was elected president in 1984, chief executive officer in 1986, and chairman of the board in 1994.

         Mr. McCollough joined the Company in 1987 as general manager of corporate operations. He was elected assistant vice president in 1989, vice president and Central Division president in 1991, senior vice president - merchandising in 1994, and president and chief operating officer in 1997.

         Mr. Birnbaum joined the Company in 1972. He was elected vice president in 1985, Central Division president in 1986, senior vice president - marketing in 1991, and executive vice president - operations in 1994.

         Mr. Bowman joined the Company in May 1996 as vice president and chief information officer. He was elected senior vice president and chief information officer in 1997. Prior to joining the Company, he had served as senior vice president - information services for Rite Aid Corporation since 1993 and was previously a consultant with McKinsey & Company since 1984.

         Mr. Cannon joined the Company in April 1994 as senior vice president and general counsel. Prior to joining the Company, he had been a partner in Wunder, Diefenderfer, Ryan, Cannon & Thelen, a Washington, D.C., law firm since 1986.

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

         Mr. Reckford joined the Company in 1995 as vice president - corporate planning and communications. He was elected senior vice president - corporate planning and communications in 1996. Prior to joining the Company, he was director of business planning and development for Disney Design and Development since 1991.

         Mr. Wells joined the Company in 1996 as senior vice president - human resources. Prior to joining the Company, he had served as a senior vice president of Toys "R" Us, Inc. since 1992.




                                    12 of 17

                                     Part II

         With the exception of the information incorporated by reference from the 1997 Annual Report to Stockholders in Item 2 of Part I and Items 5, 6, 7, and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1997 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.

         Incorporated herein by reference is the information appearing under the heading "Common Stock" on page 23 of the Company's 1997 Annual Report to Stockholders.

         As of May 2, 1997, there were 8,190 shareholders of record of the Circuit City Group common stock and 144 shareholders of record of the CarMax Group common stock.

Item 6.  Selected Financial Data.

         Incorporated herein by reference is the information appearing under the heading "Reported Historical Information" on page 19 of the Company's 1997 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

         Incorporated herein by reference is the information appearing under the headings "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 19 through 22, "Circuit City Group Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 38 through 41, and "CarMax Group Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 55 through 57 of the Company's 1997 Annual Report to Stockholders.

Item 8. Financial Statements and Supplementary Data.

         Incorporated herein by reference is the information appearing under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report," on pages 24 through 37 of the Company's Annual Report to Stockholders.

         Incorporated herein by reference is the information appearing under the headings "Circuit City Group Statements of Earnings," "Circuit City Group Balance Sheets," "Circuit City Group Statements of Cash Flow," "Circuit City Group Statements of Group Equity," "Notes to Circuit City Group Financial Statements," and "Independent Auditors' Report," on pages 42 through 54 of the Company's 1997 Annual Report to Stockholders.

         Incorporated herein by reference is the information appearing under the headings "CarMax Group Statements of Operations," "CarMax Group Balance Sheets," "CarMax Group Statements of Cash Flows," "CarMax Group Statements of Group Equity (Deficit)," "Notes to CarMax Group Financial Statements," and "Independent Auditors' Report," on pages 58 through 69 of the Company's 1997 Annual Report to Stockholders.

         Incorporated herein by reference is the information appearing under the heading "Quarterly Financial Data (Unaudited)" on pages 36, 54 and 69 of the Company's 1997 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.
                                    Part III

         With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11 and 12 of Part III of this Form 10-K, the Company's Proxy Statement dated May 9, 1997, is not to be deemed filed as a part of this Report.




                                    13 of 17

Item 10.  Directors and Executive Officers of the Company.

         The  information  concerning the Company's  directors  required by this
Item is incorporated by reference to the section entitled "Item One - Election of Directors" appearing on pages 2 through 3 of the Company's Proxy Statement dated May 9, 1997.

         The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Company" appearing on pages 11 and 12.

         The information concerning compliance with section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Compliance" appearing on page 14 of the Company's Proxy Statement dated May 9, 1997.

Item 11.  Executive Compensation.

         The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation," "Employment Agreements and Change-In-Control Arrangements," and "Compensation of Directors," appearing on pages 7 through 9 and pages 13 and 14 of the Company's Proxy Statement dated May 9, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Securities" appearing on pages 4 and 5 of the Company's Proxy Statement dated May 9, 1997.
 .
Item 13.  Certain Relationships and Related Transactions.

         None.
                                     Part IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.

      (a)  The following documents are filed as part of this Report:

           1. Financial Statements. The following Financial Statements of Circuit City Stores, Inc., the Circuit City Group and the CarMax Group, and the related Independent Auditors' Reports are incorporated by reference to pages 24 through 37, 42 through 54, and 58 through 69 of the Company's 1997 Annual Report to
               Shareholders:

               Consolidated Statements of Earnings for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995.

               Circuit City Group Statements of Earnings for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995.

               CarMax Group Statements of Operations for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995.

               Consolidated Balance Sheets at February 28, 1997, and February 29, 1996.

               Circuit City Group Balance Sheets at February 28, 1997, and February 29, 1996.

               CarMax Group Balance Sheets at February 28, 1997, and February 29, 1996.

               Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995.

               Circuit City Group Statements of Cash Flows for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995.



                                    14 of 17

               CarMax Statements of Cash Flows for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995.

               Consolidated Statements of Stockholders' Equity for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995.

               Circuit City Group Statements of Group Equity for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995.

               CarMax Group Statements of Group Equity (Deficit) for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995.

               Notes to Consolidated Financial Statements.

               Notes to Circuit City Group Financial Statements.

               Notes to CarMax Group Financial Statements.

               Independent Auditors' Report, Circuit City Stores, Inc.

               Independent Auditors' Report, Circuit City Group.

               Independent Auditors' Report, CarMax Group.

           2. Financial Statement Schedule. The following financial statement schedules of Circuit City Stores, Inc., Circuit City Group and CarMax Group for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995, are filed as part of this Report and should be read in conjunction with the Financial Statements of Circuit City Stores, Inc., Circuit Group and CarMax Group.

                   II   Valuation and Qualifying Accounts and Reserves, Circuit City Stores, Inc.                  S-1

                   II   Valuation and Qualifying Accounts and Reserves, Circuit City Group                         S-1

                   II   Valuation and Qualifying Accounts and Reserves, CarMax Group                               S-1

                        Independent Auditors' Report on Circuit City Stores, Inc. Financial Statement Schedule     S-2

                        Independent Auditors' Report on Circuit City Group Financial Statement Schedule            S-2

                        Independent Auditors' Report on CarMax Group Financial Statement Schedule                  S-2

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




                                    15 of 17

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CIRCUIT CITY STORES, INC.
                                              (Registrant)



                                             By s/ Richard L. Sharp
                                                -----------------------------
                                             Richard L. Sharp
                                             Chairman of the Board and
                                             Chief Executive Officer


                                             By s/ Michael T. Chalifoux
                                                -----------------------------
                                             Michael T. Chalifoux
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Corporate Secretary



                                             By s/ Philip J. Dunn
                                                -----------------------------
                                             Philip J. Dunn
                                             Vice President, Treasurer,
                                             Corporate Controller and
                                             Chief Accounting Officer




May 27, 1997




                                    16 of 17

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                               Title                                         Date
       ---------                               -----                                         ----
Michael T. Chalifoux*                       Director                                    May 27, 1997
--------------------------
Michael T. Chalifoux

Richard N. Cooper*                          Director                                    May 27, 1997
--------------------------
Richard N. Cooper

Barbara S. Feigin*                          Director                                    May 27, 1997
--------------------------
Barbara S. Feigin

Theodore D. Nierenberg*                     Director                                    May 27, 1997
--------------------------
Theodore D. Nierenberg

Hugh G. Robinson*                           Director                                    May 27, 1997
--------------------------
Hugh G. Robinson

Walter J. Salmon*                           Director                                    May 27, 1997
--------------------------
Walter J. Salmon

Mikael Salovaara*                           Director                                    May 27, 1997
--------------------------
Mikael Salovaara

John W. Snow*                               Director                                    May 27, 1997
--------------------------
John W. Snow

s/ Richard L. Sharp                         Director                                    May 27, 1997
--------------------------
Richard L. Sharp

Edward Villanueva*                          Director                                    May 27, 1997
--------------------------
Edward Villanueva

Alan L. Wurtzel*                            Director                                    May 27, 1997
--------------------------
Alan L. Wurtzel

By: s/ Richard L. Sharp*
--------------------------
Richard L. Sharp,
Attorney-In-Fact

The original powers of attorney authorizing Richard L. Sharp and Michael T. Chalifoux, or either of them, to sign this annual report on behalf of certain directors and officers of the Company are included as exhibit 24.





                                    17 of 17


                                                                                                                S-1
                                                    Schedule II

                                    CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                  Valuation and Qualifying Accounts and Reserves
                                               (Amounts in thousands)


                                       Balance at           Charged           Charge-offs          Balance at
                                        Beginning             to                 less               End of
        Description                      of Year            Income            Recoveries             Year
        -----------                      -------            ------            ----------             ----
Reserves deducted from assets to which they apply:


Consolidated:

Year ended February 28, 1995:
Allowance for doubtful accounts         $  6,851            $ 1,292           $  (1,406)          $  6,737
                                        ========            =======           =========           ========

Year ended February 29, 1996:
Allowance for doubtful accounts         $  6,737            $ 5,078           $  (1,790)          $ 10,025
                                        ========            =======           =========           ========

Year ended February 28, 1997:
Allowance for doubtful accounts         $ 10,025            $ 8,773           $  (3,402)          $ 15,396
                                        ========            =======           =========           ========


Circuit City Group:

Year ended February 28, 1995:
Allowance for doubtful accounts         $  6,756            $ 1,020           $  (1,345)          $  6,431
                                        ========            =======           =========           ========

Year ended February 29, 1996:
Allowance for doubtful accounts         $  6,431            $ 4,599           $  (1,450)          $  9,580
                                        ========            =======           =========           ========

Year ended February 28, 1997:
Allowance for doubtful accounts         $  9,580            $ 6,817           $  (2,863)          $ 13,534
                                        ========            =======           =========           ========


CarMax Group:

Year ended February 28, 1995:
Allowance for doubtful accounts         $     95            $   272           $     (61)          $    306
                                        ========            =======           =========           ========

Year ended February 29, 1996:
Allowance for doubtful accounts         $    306            $   479           $    (340)          $    445
                                        ========            =======           =========           ========

Year ended February 28, 1997:
Allowance for doubtful accounts         $    445            $ 1,956           $    (539)          $  1,862
                                        ========            =======           =========           ========


          Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Circuit City Stores, Inc.:


Under date of April 3, 1997, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 28, 1997 and February 29, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended February 28, 1997, as contained in the February 28, 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended February 28, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related Circuit City Stores, Inc. financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




s/KPMG Peat Marwick LLP



Richmond, Virginia
April 3, 1997

          Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Circuit City Stores, Inc.:


Under date of April 3, 1997, we reported on the balance sheets of the Circuit City Group as of February 28, 1997 and February 29, 1996, and the related statements of earnings, group equity and cash flows for each of the fiscal years in the three-year period ended February 28, 1997, as contained in the February 28, 1997 annual report to stockholders. Our report dated April 3, 1997 includes a qualification related to the effects of not consolidating the CarMax Group with the Circuit City Group as required by generally accepted accounting principles. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Circuit City Stores, Inc. for the year ended February 28, 1997. In connection with our audits of the aforementioned financial statements, we also have audited the related Circuit City Group financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, except for the effects of not consolidating the CarMax Group with the Circuit City Group as discussed in the preceding paragraph, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




s/KPMG Peat Marwick LLP



Richmond, Virginia
April 3, 1997

          Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Circuit City Stores, Inc.:


Under date of April 3, 1997, we reported on the balance sheets of the CarMax Group as of February 28, 1997 and February 29, 1996, and the related statements of operations, group equity (deficit) and cash flows for each of the fiscal years in the three-year period ended February 28, 1997, as contained in the February 28, 1997 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Circuit City Stores, Inc. for the year ended February 28, 1997. In connection with our audits of the aforementioned financial statements, we also have audited the related CarMax Group financial statement schedule as listed in
Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




s/KPMG Peat Marwick LLP



Richmond, Virginia
April 3, 1997

                            Circuit City Stores, Inc.


                           Annual Report on Form 10-K


                                INDEX TO EXHIBITS


(3)    Articles of Incorporation and Bylaws


                  (a) Amended and Restated Articles of Incorporation of the Company, effective February 3, 1997, filed as Exhibit
                           4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-22759), filed on March 4, 1997, are expressly incorporated herein by this reference.


                  (b) Bylaws of the Company, as amended and restated June 18, 1996, filed as Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996, (File No. 1-5767) are expressly incorporated herein by this reference.


(4)    Instruments Defining the Rights of Security Holders, Including Indentures


                  (a)      Amended and Restated Rights  Agreement dated February
                           3,  1997,   between  the  Company  and  Norwest  Bank
                           Minnesota, N.A., as Rights Agent, is filed herewith.


                  (b) $100,000,000 term loan agreement dated July 28, 1994, between the Company, the Long-Term Credit Bank of Japan, Limited, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (c) First Amendment to Term Loan Agreement dated October 24, 1995, to the $100,000,000 term loan agreement dated July 28, 1994, between the Company, the Long-Term Credit Bank of Japan, Limited, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (d) Second Amendment to Term Loan Agreement dated August 21, 1996, to the $100,000,00 term loan agreement dated July 28, 1994, between the Company, the Long-Term Credit Bank of Japan, Limited, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (e) $175,000,000 term loan agreement dated May 26, 1995, between the Company, the LTCB Trust Company, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (f) First Amendment to Term Loan Agreement dated October 24, 1995, to the $175,000,000 term loan agreement dated May 26, 1995, between the Company, the LTCB Trust Company, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (g) $130,000,000 term loan agreement dated June 14, 1996, between the Company, the Royal Bank of Canada, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

                  (h) $150,000,000 Credit Agreement dated August 31, 1996, between the Company, Crestar Bank, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


(10)   Material Contracts*


                  (a)      The Company's  1988 Stock  Incentive  Plan,  filed as
                           Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (b) Amendments to the Company's 1988 Stock Incentive Plan filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1990, (File No. 1-5767) are expressly incorporated herein by this reference.


                  (c) Amendment to the Company's 1988 Stock Incentive Plan filed as Exhibit 4(h) to the Company's Registration Statement on Form S-8 (Registration No. 33-50144) filed with the Commission on July 28, 1992, is expressly incorporated herein by this reference.


                  (d) Amendment adopted February 20, 1997 to the Company's 1988 Stock Incentive Plan is filed herewith.


                  (e) The Company's Amended and Restated 1989 Non-Employee Directors' Stock Option Plan, filed as Exhibit A to the Company's Definitive Proxy Statement dated May 12, 1995, for the Annual Meeting of Stockholders held on June 13, 1995, is expressly incorporated herein by this reference.


                  (f) Amendment adopted April 9, 1996, to the Company's Amended and Restated 1989 Non-Employee Directors Stock Option Plan filed as Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996 is expressly incorporated herein by this reference.


                  (g) Amendment adopted February 20, 1997 to the Company's Amended and Restated 1989 Non-Employee Directors Stock Option Plan is filed herewith.


                  (h) The Company's 1994 Stock Incentive Plan, as amended as of January 24, 1997, filed as Annex III to the Company's Definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (i) Letter agreement and non-compete agreement dated January 30, 1996, (revised February 12, 1996), between  the  Company  and Alan L.  Wurtzel  filed as
                           Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (j)      Employment  agreement between the Company and Richard
                           L. Sharp dated October 17, 1986, and amendment dated August 1, 1989, to the employment agreement, filed as
                           Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (k) Employment agreement dated June 1, 1988, between the Company and John A. Fitzsimmons, filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1989, (File No. 1-5767) is expressly incorporated hereby by this reference.

                  (l) Amendment dated August 1, 1989, to employment agreement dated June 1, 1988, between the Company and John A. Fitzsimmons, filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (m) Employment agreement dated May 25, 1989, between the Company and Michael T. Chalifoux, filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (n) Employment agreement dated April 24, 1995, between the Company and W. Alan McCollough filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, (File No. 1-5767), is expressly incorporated herein by this reference.


                  (o) Amended and restated employment agreement dated May 12, 1995, between the Company and Richard S. Birnbaum filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (p) The Company's Annual Performance-Based Bonus Plan, as amended as of January 24, 1997, filed as Annex IV to the Company's Definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (q) Program for deferral of director compensation implemented October 1995 filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995, (Filed No. 1-5767) is expressly incorporated by this reference.


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