Form 10-Q
period 1997-05-31
CIRCUIT CITY STORES INC
filed 1997-07-15
CIK 104599

FORM 10-Q
                                    ---------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended May 31, 1997

                          Commission File Number 1-5767


                            CIRCUIT CITY STORES, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

        VIRGINIA                                                 54-0493875
        --------                                                 ----------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

                  9950 MAYLAND DRIVE, RICHMOND, VIRGINIA 23233
                  --------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (804) 527-4000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X                No
                    ----                  ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                     Class                                              Outstanding at June 30,1997
                                     -----                                              ---------------------------
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                    98,462,482
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                          21,900,761


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 28.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   ------------------------------------------

                                      INDEX
                                      -----

                                                                                                                      Page
                                                                                                                       No.
PART I.           FINANCIAL INFORMATION
                  ---------------------

      Item 1.     Financial Statements
                  --------------------

                  Consolidated Financial Statements:
                  ----------------------------------
                     Consolidated Balance Sheets -
                     May 31, 1997 and February 28, 1997                                                                4

                     Consolidated Statements of Earnings -
                     Three Months Ended May 31, 1997 and 1996                                                          5

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 1997 and 1996                                                          6

                     Notes to Consolidated Financial Statements                                                        7

                  Circuit City Group Financial Statements:
                  ----------------------------------------
                     Circuit City Group Balance Sheets -
                     May 31, 1997 and February 28, 1997                                                               12

                     Circuit City Group Statements of Earnings -
                     Three Months Ended May 31, 1997 and 1996                                                         13

                     Circuit City Group Statements of Cash Flows -
                     Three Months Ended May 31, 1997 and 1996                                                         14

                     Notes to Circuit City Group Financial Statements                                                 15

                  CarMax Group Financial Statements:
                  ----------------------------------
                     CarMax Group Balance Sheets -
                     May 31, 1997 and February 28, 1997                                                               20

                     CarMax Group Statements of Operations -
                     Three Months Ended May 31, 1997 and 1996                                                         21

                     CarMax Group Statements of Cash Flows -
                     Three Months Ended May 31, 1997 and 1996                                                         22

                     Notes to CarMax Group Financial Statements                                                       23

      Item 2.     Management's Discussion and Analysis:
                  -------------------------------------

                     Circuit  City  Stores,  Inc.  Management's  Discussion  and
                     Analysis of Financial Condition and Results of Operations                                         9

                     Circuit City Group Management's Discussion and Analysis
                     of  Financial Condition and Results of Operations                                                17

                     CarMax Group Management's Discussion and Analysis
                     of  Financial Condition and Results of Operations                                                25




PART II.             OTHER INFORMATION
                     -----------------

      Item 2.        Changes In Securities                                                                            27

      Item 4.        Submission of Matters to a Vote of Security Holders                                              27

      Item 6.        Exhibits and Reports on Form 8-K                                                                 28


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                           Consolidated Balance Sheets
                           ---------------------------
                    (Amounts in thousands except share data)

                                                                                         May 31, 1997         Feb. 28, 1997
                                                                                        --------------        -------------
                                                                                          (Unaudited)

ASSETS
------
Current assets:
Cash and cash equivalents                                                               $      259,500        $     202,643
Net accounts and notes receivable                                                              469,236              531,974
Inventory                                                                                    1,315,960            1,392,363
Deferred income taxes                                                                            6,261               21,340
Prepaid expenses and other current assets                                                       24,923               14,813
                                                                                        --------------        -------------

Total current assets                                                                         2,075,880            2,163,133

Property and equipment, net                                                                    895,076              886,091
Other assets                                                                                    26,428               31,949
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    2,997,384        $   3,081,173
                                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Current installments of long-term debt                                                  $        1,347        $       1,490
Accounts payable                                                                               670,120              720,754
Short-term debt                                                                                  4,699                  347
Accrued expenses and other current liabilities                                                  85,919              105,500
Accrued income taxes                                                                               656                8,560
                                                                                        --------------        -------------
Total current liabilities                                                                      762,741              836,651

Long-term debt, excluding current installments                                                 428,429              430,290
Deferred revenue and other liabilities                                                         156,622              166,295
Deferred income taxes                                                                           21,781               33,081
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,369,573            1,466,317
                                                                                        --------------        -------------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
     175,000,000 shares authorized; 98,358,000 shares
     issued and outstanding as of May 31, 1997                                                  49,179               49,089
CarMax Group common stock, $0.50 par value;
     175,000,000 shares authorized; 21,888,000 shares
     issued and outstanding as of May 31, 1997                                                  10,944               10,930
Capital in excess of par value                                                                 510,635              506,823
Retained earnings                                                                            1,057,053            1,048,014
                                                                                        --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                                   1,627,811            1,614,856
                                                                                        --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    2,997,384        $   3,081,173
                                                                                        ==============        =============

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                 Consolidated Statements of Earnings (Unaudited)
                 -----------------------------------
                  (Amounts in thousands except per share data)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1997                  1996
                                                                                        --------------        -------------

Net sales and operating revenues                                                        $    1,856,904        $   1,615,266

Cost of sales, buying and warehousing                                                        1,438,626            1,252,996
                                                                                        --------------        -------------

Gross profit                                                                                   418,278              362,270
                                                                                        --------------        -------------

Selling, general and administrative expenses                                                   391,868              328,515

Interest expense                                                                                 6,291                6,669
                                                                                        --------------        -------------

Total expenses                                                                                 398,159              335,184
                                                                                        --------------        -------------

Earnings before income taxes                                                                    20,119               27,086

Provision for income taxes                                                                       7,645               10,303
                                                                                        --------------        -------------

Net earnings                                                                            $       12,474        $      16,783
                                                                                        ==============        =============

Net earnings (loss) attributable to:

    Circuit City Group common stock                                                     $       12,749        $      16,783
                                                                                                              =============
    CarMax Group common stock                                                                     (275)
                                                                                        --------------
                                                                                        $       12,474
                                                                                        ==============
Weighted average common shares
    and common share equivalents:

    Circuit City Group common stock                                                             99,821               99,089
                                                                                        ==============        =============
    CarMax Group common stock                                                                   21,872
                                                                                        ==============
Net earnings (loss) per share:

    Circuit City Group common stock                                                     $         0.13        $        0.17
                                                                                        ==============        =============
    CarMax Group common stock                                                           $        (0.01)
                                                                                        ==============

Dividends paid per common share:

    Circuit City Group common stock                                                     $        0.035        $       0.030
                                                                                        ==============        =============
    CarMax Group common stock                                                           $           --
                                                                                        ==============


See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------
                             (Amounts in thousands)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1997                  1996
                                                                                        --------------        -------------
Operating Activities:
---------------------
Net earnings                                                                            $       12,474        $      16,783
Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                                               30,101               24,252
    Loss (gain) on sales of property and equipment                                                 412                 (716)
    Provision for deferred income taxes                                                          3,779                7,080
    Decrease in deferred revenue and other liabilities                                          (9,673)             (16,134)
    Decrease (increase) in net accounts and notes receivable                                    62,738              (30,774)
    Decrease (increase) in inventory, prepaid expenses
       and other current assets                                                                 66,293              (40,854)
    Decrease (increase) in other assets                                                          5,521                 (540)
    (Decrease) increase in accounts payable, accrued expenses
       and other current liabilities, and accrued income taxes                                 (78,119)              39,578
                                                                                        --------------        -------------
Net cash provided by (used in) operating activities                                             93,526               (1,325)
                                                                                        --------------        -------------


Investing Activities:
---------------------
Purchases of property and equipment                                                           (111,226)            (106,655)
Proceeds from sales of property and equipment                                                   71,728               63,883
                                                                                        --------------        -------------
Net cash used in investing activities                                                          (39,498)             (42,772)
                                                                                        --------------        -------------


Financing Activities:
---------------------
Proceeds from issuance of short-term debt, net                                                   4,352               19,341
Proceeds from issuance of long-term debt                                                            --               30,895
Principal payments on long-term debt                                                            (2,004)                (704)
Proceeds from issuance of common stock, net                                                      3,916                5,751
Dividends paid on Circuit City Group common stock                                               (3,435)              (2,921)
                                                                                        --------------        -------------
Net cash provided by financing activities                                                        2,829               52,362
                                                                                        --------------        -------------

Increase in cash and cash equivalents                                                           56,857                8,265
Cash and cash equivalents at beginning of year                                                 202,643               43,704
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $      259,500        $      51,969
                                                                                        ==============        =============



See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------


1.   Basis of Presentation
     ---------------------

     On January 24, 1997, Circuit City Stores, Inc. (the "Company") shareholders approved the creation of two common stock series. The Company's existing common stock was subsequently redesignated as Circuit City Stores, Inc. - Circuit City Group Common Stock. In an initial public offering, which was completed February 7, 1997, the Company sold 21.86 million shares of Circuit City Stores, Inc. - CarMax Group Common Stock.

     The Circuit City Group Common Stock is intended to track separately the performance of the Circuit City store-related operations, a retained interest in the CarMax Group, and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group). The CarMax Group Common Stock is intended to track separately the performance of the CarMax operations.

     Notwithstanding the attribution of the Company's assets and liabilities (including contingent liabilities) and stockholders' equity between the CarMax Group and the Circuit City Group for the purposes of preparing their respective financial statements, holders of CarMax Group Stock and holders of Circuit City Group Stock are shareholders of the Company and subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the change in the equity structure of the Company does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the consolidated financial statements included herein should be read in conjunction with the financial statements of each group and with the notes to consolidated and group financial statements included in the Company's 1997 annual report to shareholders.

     The consolidated financial statements of the Company conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

2.   Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after Dec. 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

3.   Interest Rate Swaps
     -------------------

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to the credit card bank subsidiary. Recording the swaps at fair value would result in a gain of $9.2 million at May 31, 1997, compared with a gain of $10.9 million at February 28, 1997.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a gain of $0.8 million at May 31, 1997, compared with a gain of $0.1 million at February 28, 1997.

     On behalf of the CarMax Group, the Company during the quarter entered into a 40-month amortizing swap with a notional amount of approximately $33 million related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was approximately $139 million at May 31, 1997, and $114 million at February 28, 1997. These swaps were entered into as part of the sale of receivables and are therefore included in the gain on the sale of receivables.

4.   Other Events
     ------------

     At the annual meeting of the Company's shareholders held June 17, 1997, the 1989 Non-Employee Directors Stock Option Plan was amended to include 50,000 shares of CarMax Group Common Stock in the Common Stock reserve for the Plan. The Plan also was amended to divide the annual stock grant to non-employee directors between Circuit City Group and CarMax Group Common Stock options based on the relative market values of the two series at the time of each grant.

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
         --------------------------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

Sales for the first quarter of fiscal 1998 were $1.86 billion, an increase of 15 percent from $1.62 billion in the same period last year. The total sales increase reflects the continued growth of the Company's Circuit City and CarMax concepts, partly offset by a Circuit City comparable store sales decrease.

Circuit City and CarMax comparable store sales (decreases) increases for the first quarter of fiscal years 1998 and 1997 were as follows:



                                    FY '98                          1st Quarter
========================================================================================
                       MAR           APR           MAY          FY '98        FY '97
========================================================================================
Circuit City Group     (1%)           2%           (6%)          (2%)           (4%)
----------------------------------------------------------------------------------------
CarMax Group           34%           10%            8%           14%            13%
========================================================================================

The first quarter Circuit City comparable store sales results reflect stronger personal computer sales early in the quarter, followed by weak personal computer and air conditioner sales in the last month of the quarter. Audio and video sales remained soft throughout the quarter. Comparable store sales reflect industry weakness, and management expects that the Group's sales will remain soft as long as this weakness continues. CarMax comparable store sales increase for the first quarter reflects continued strong sales performance for the existing store base.

During the quarter, the Circuit City Group opened one store each in Pueblo, Colo.; Miami, Fla.; Grand Rapids and Lansing, Mich.; Johnson City, Tenn.; and Seattle, Wash.; replaced or expanded six stores in existing markets and opened five mall-based Circuit City Express locations. The Circuit City Group plans to have opened approximately 60 Superstores and replaced approximately 15 existing stores by fiscal year-end.

The eighth CarMax location opened in June in Atlanta, Ga., selling new cars, in addition to used cars, under a franchise agreement with Chrysler Corporation. In addition, the ninth CarMax location opened in the beginning of July in Houston, Tx. The Group plans to open approximately 10 locations by the end of fiscal 1998.

For the Circuit City Group, gross dollar sales from all extended warranty programs were 6.1 percent of sales in the first quarter of fiscal 1998 and 6.3 percent in the first quarter of fiscal 1997. Third-party warranty revenue rose to 3.9 percent of sales in this year's first quarter from 3.5 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 5.2 percent of sales in this year's first quarter versus 5.6 percent in the first quarter of last year.

For the CarMax Group, gross dollar sales from all extended warranty programs were 3.4 percent of sales in the first quarter of fiscal 1998 and 3.6 percent in the first quarter of fiscal 1997. Third-party warranty revenue dropped to 1.1 percent of sales in this year's first quarter from 1.2 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.2 percent of sales in this year's first quarter versus 1.3 percent in the first quarter of last year.

The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Circuit City Group has realized more of its net sales and net earnings in the final fiscal quarter, which includes the Christmas season, than in any other fiscal quarter. CarMax stores, however, have experienced more of their net sales in the first two quarters of the fiscal year. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales, Buying and Warehousing
-------------------------------------

The gross profit margin was 22.5 percent of sales in the first quarter of fiscal 1998 and 22.4 percent of sales in the same period last year.

The consolidated gross profit margin reflects a more profitable merchandise mix for the Circuit City Group, partly offset by increased sales by the CarMax Group, a lower gross margin business. Management expects that the competitive climate in the electronics business, changes in the Circuit City merchandise mix, and the increased sales volume from CarMax will continue to affect gross margins.

Selling, General and Administrative Expenses
--------------------------------------------

The Company's selling,  general and administrative  expense ratio increased from
20.3 percent of sales in the first quarter of last year to 21.1 percent for the same period this year.

The higher ratio primarily reflects the impact of lower Circuit City comparable store sales; a greater percentage of large-format Circuit City stores, which have proven to be less productive than average-size superstores; and CarMax expansion and corporate overhead costs.

Interest Expense
----------------

Interest expense for the first quarter of fiscal 1998 decreased to 0.3 percent of sales from 0.4 percent in last year's first quarter.

Income Taxes
------------

The effective income tax rate was 38.0 percent in the first quarter of both fiscal 1998 and fiscal 1997.

Net Earnings
------------

Net earnings for the quarter ended May 31, 1997, decreased 26 percent to $12.5 million from $16.8 million in the same period last year.

Liquidity and Capital Resources
-------------------------------

Total assets at May 31, 1997, were $2,997.4 million, down $83.8 million or 3 percent since February 28, 1997. The largest contributor to the asset decrease was a $76.4 million reduction in inventory due to improved inventory management. Net accounts and notes receivable decreased by $62.7 million, primarily due to an increase in the securitization of credit card accounts.

The $50.6 million decrease in accounts payable since February 28, 1997, is attributable to the inventory decrease.

The Company's credit card bank subsidiary, included in the Circuit City Group, has a master trust securitization facility for its private-label credit card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of May 31, 1997, the master trust program had a total program capacity of $1.18 billion. As of May 31, 1997, the Company's credit card bank subsidiary had an additional asset securitization program allowing the transfer of up to $1.40 billion in receivables related to its other bank card programs; the total program capacity was increased to $1.56 billion following the end of the first quarter. As of May 31, 1997, the Company also had an asset securitization program operated through a special purpose subsidiary on behalf of the CarMax Group that allowed the transfer of up to $175 million in auto loan receivables; the total program capacity was increased to $225 million following the end of the first quarter. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Company generally expects to continue its existing long-term capitalization strategy for the balance of the current fiscal year. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases and proceeds of the recent equity offering and that securitization transactions will be used to finance the growth in credit card and auto loan receivables. At May 31, 1997, the Company maintained $415 million in seasonal lines that are renewed annually with various banks as well as a $150 million revolving credit facility.

Forward-Looking Statements
--------------------------

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of a new retail concept. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1997 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1997.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                 ----------------------------------------------
                                 Balance Sheets
                                 --------------
                             (Amounts in thousands)

                                                                                         May 31, 1997         Feb. 28, 1997
                                                                                        --------------        -------------
                                                                                          (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents                                                               $       48,085        $      32,222
Net accounts and notes receivable                                                              433,547              503,624
Inter-group note receivable                                                                     72,878                   --
Merchandise inventory                                                                        1,238,414            1,310,103
Deferred income taxes                                                                            9,615               23,764
Prepaid expenses and other current assets                                                       20,452               10,711
                                                                                        --------------        -------------

Total current assets                                                                         1,822,991            1,880,424

Property and equipment, net                                                                    773,065              793,917
Inter-Group Interest in the CarMax Group                                                       302,710              303,657
Other assets                                                                                    26,178               30,258
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    2,924,944        $   3,008,256
                                                                                        ==============        =============

LIABILITIES AND GROUP EQUITY
----------------------------
Current liabilities:
Current installments of long-term debt                                                  $        1,347        $       1,490
Accounts payable                                                                               631,447              692,461
Short-term debt                                                                                  4,699                  347
Inter-group payable                                                                             59,095               48,147
Accrued expenses and other current liabilities                                                  82,998              103,441
Accrued income taxes                                                                               656                8,560
                                                                                        --------------        -------------

Total current liabilities                                                                      780,242              854,446

Long-term debt, excluding current installments                                                 428,429              430,290
Deferred revenue and other liabilities                                                         153,700              163,700
Deferred income taxes                                                                           22,646               33,123
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,385,017            1,481,559

GROUP EQUITY                                                                                 1,539,927            1,526,697
                                                                                        --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                                                      $    2,924,944        $   3,008,256
                                                                                        ==============        =============

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                 ----------------------------------------------
                       Statements of Earnings (Unaudited)
                       ----------------------
                  (Amounts in thousands except per share data)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1997                  1996
                                                                                        --------------        -------------

Net sales and operating revenues                                                        $    1,679,350        $   1,490,572

Cost of sales, buying and warehousing                                                        1,277,701            1,140,421
                                                                                        --------------        -------------

Gross profit                                                                                   401,649              350,151
                                                                                        --------------        -------------

Selling, general and administrative expenses                                                   373,700              318,266

Interest expense                                                                                 5,825                5,549
                                                                                        --------------        -------------

Total expenses                                                                                 379,525              323,815
                                                                                        --------------        -------------

Earnings before income taxes and
    Inter-Group Interest in the CarMax Group                                                    22,124               26,336

Provision for income taxes                                                                       8,427                9,991
                                                                                        --------------        -------------

Earnings before Inter-Group Interest
    in the CarMax Group                                                                         13,697               16,345

Net (loss) earnings related to the Inter-Group
    Interest in the CarMax Group                                                                  (948)                 438
                                                                                        --------------        -------------

Net earnings                                                                            $       12,749        $      16,783
                                                                                        ==============        =============

Weighted average common shares
   and common share equivalents                                                                 99,821               99,089
                                                                                        ==============        =============

Net earnings per share                                                                  $         0.13        $        0.17
                                                                                        ==============        =============

Dividends paid per common share                                                         $        0.035        $       0.030
                                                                                        ==============        =============



See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                 ----------------------------------------------
                      Statements of Cash Flows (Unaudited)
                      ------------------------
                             (Amounts in thousands)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1997                  1996
                                                                                        --------------        -------------
Operating Activities:
---------------------
Net earnings                                                                            $       12,749        $      16,783
Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
    Net loss (earnings) related to Inter-Group Interest
       in the CarMax Group                                                                         948                 (438)
    Depreciation and amortization                                                               29,230               23,816
    Loss (gain) on sales of property and equipment                                                 412                 (716)
    Provision for deferred income taxes                                                          3,672                6,479
    Decrease in deferred revenue and other liabilities                                         (10,000)             (16,334)
    Decrease (increase) in net accounts and notes receivable                                    70,077              (22,800)
    Decrease (increase) in merchandise inventory, prepaid
       expenses and other current assets                                                        61,948              (36,555)
    Decrease in other assets                                                                     4,080                  410
    (Decrease) increase in accounts payable, accrued expenses
       and other current liabilities, and accrued income taxes                                 (89,361)              21,955
                                                                                        --------------        -------------
Net cash provided by (used in) operating activities                                             83,755               (7,400)
                                                                                        --------------        -------------


Investing Activities:
---------------------
Purchases of property and equipment                                                            (67,828)             (98,224)
Proceeds from sales of property and equipment                                                   59,038               63,883
Issuance of inter-group note receivable, net                                                   (72,878)                  --
                                                                                        --------------        -------------
Net cash used in investing activities                                                          (81,668)             (34,341)
                                                                                        --------------        -------------


Financing Activities:
---------------------
Increase in inter-group payable, net                                                            10,948                   --
Proceeds from issuance of short-term debt, net                                                   4,352               15,185
(Principal payments on) proceeds from issuance of long-term debt, net                           (2,004)              22,861
Equity issuances, net                                                                            3,915                5,751
Dividends paid                                                                                  (3,435)              (2,921)
                                                                                        --------------        -------------
Net cash provided by financing activities                                                       13,776               40,876
                                                                                        --------------        -------------

Increase (decrease) in cash and cash equivalents                                                15,863                 (865)
Cash and cash equivalents at beginning of year                                                  32,222               41,485
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $       48,085        $      40,620
                                                                                        ==============        =============



See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                 ----------------------------------------------
                       Notes to Group Financial Statements
                       -----------------------------------


1.   Basis of Presentation
     ---------------------

     On January 24, 1997, Circuit City Stores, Inc. shareholders approved the creation of two common stock series. The Company's existing common stock was subsequently redesignated as Circuit City Stores, Inc. - Circuit City Group Common Stock. In an initial public offering, which was completed February 7, 1997, the Company sold 21.86 million shares of Circuit City Stores, Inc. - CarMax Group Common Stock.

     The Circuit City Group Common Stock is intended to track separately the performance of the Circuit City store-related operations, a retained interest in the CarMax Group, and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group). The CarMax Group Common Stock is intended to track separately the performance of the CarMax operations.

     Notwithstanding the attribution of the Company's assets and liabilities (including contingent liabilities) and stockholders' equity between the CarMax Group and the Circuit City Group for the purposes of preparing their respective financial statements, holders of CarMax Group Stock and holders of Circuit City Group Stock are shareholders of the Company and subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the change in the equity structure of the Company does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Circuit City Group financial statements included herein should be read in conjunction with the consolidated and CarMax Group financial statements and with the notes to the consolidated and group financial statements included in the Company's 1997 annual report to shareholders.

     The Circuit City Group has accounted for its interest in the CarMax Group in a manner similar to the equity method of accounting. Generally accepted accounting principles require that the CarMax Group be consolidated with the Circuit City Group. Except for the effects of not consolidating the Circuit City Group and the CarMax Group, the financial statements of the Circuit City Group conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

2.   Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after Dec. 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement will not have a material impact on the Circuit City Group's earnings per share.

3.   Inter-Group Note Receivable
     ---------------------------

     During  the  first  quarter,   the  Circuit  City  Group  entered  into  an
     inter-group note with the CarMax Group to finance CarMax inventory purchases until a permanent inventory financing vehicle is established. The note is payable upon demand and bears interest at the Company's average borrowing rate. The balance as of May 31, 1997, was $72.9 million and is included with current assets on the balance sheet.

4.   Interest Rate Swaps
     -------------------

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to the credit card bank subsidiary. Recording the swaps at fair value would result in a gain of $9.2 million at May 31, 1997, compared with a gain of $10.9 million at February 28, 1997.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a gain of $0.8 million at May 31, 1997, compared with a gain of $0.1 million at February 28, 1997.

5.   Other Events
     ------------

     At the annual meeting of the Company's shareholders held June 17, 1997, the 1989 Non-Employee Directors Stock Option Plan was amended to include 50,000 shares of CarMax Group Common Stock in the Common Stock reserve for the Plan. The Plan also was amended to divide the annual stock grant to non-employee directors between Circuit City Group and CarMax Group Common Stock options based on the relative market values of the two series at the time of each grant.

                                     ITEM 2.

           CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           ----------------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

Sales for the first quarter of fiscal 1998 were $1.68 billion, an increase of 13 percent from $1.49 billion in the same period last year. The total sales increase reflects the continued geographic growth of Circuit City Superstores, partly offset by a 2 percent comparable store sales decrease.

Circuit City comparable store sales (decreases) increases for the first quarter of fiscal years 1998 and 1997 were as follows:

      ===============================================================
                   FY '98                         1st Quarter
      ===============================================================
         MAR         APR           MAY        FY '98         FY '97
      ---------------------------------------------------------------
        (1%)          2%          (6%)         (2%)           (4%)
      ===============================================================

The first quarter comparable store sales results reflect stronger personal computer sales early in the quarter followed by weak personal computer and air conditioner sales in the last month of the quarter. Audio and video sales remained soft throughout the quarter. Comparable store sales reflect industry weakness, and management expects that the Group's sales will remain soft as long as this weakness continues.

During the quarter, the Circuit City Group opened one store each in Pueblo, Colo.; Miami, Fla.; Grand Rapids and Lansing, Mich.; Johnson City, Tenn.; and Seattle, Wash.; replaced or expanded six stores in existing markets and opened five mall-based Circuit City Express locations. By fiscal year-end, the Circuit City Group plans to have opened approximately 60 Superstores and replaced approximately 15 existing stores.

The table below details Circuit City retail units:

      ==================================================================================================================
                                         Stores Open At End of Quarter               Estimate
                                  =============================================
                                      May 31, 1997           May 31, 1996         Feb. 28, 1998        Feb. 28, 1997
      ==================================================================================================================
      Superstore
      ==================================================================================================================
        "D" Superstore                      97                     70                  115                   95
      ------------------------------------------------------------------------------------------------------------------
        "C" Superstore                     279                    258                  288                  278
      ------------------------------------------------------------------------------------------------------------------
        "B" Superstore                      55                     46                   75                   54
      ------------------------------------------------------------------------------------------------------------------
        "A" Superstore                      19                     12                   25                   16
      ------------------------------------------------------------------------------------------------------------------
      Electronics-Only                       4                      5                    4                    5
      ------------------------------------------------------------------------------------------------------------------
      Circuit City Express                  50                     38                   58                   45
      ==================================================================================================================
      TOTAL                                504                    429                  565                  493
      ==================================================================================================================

For the Circuit City Group, gross dollar sales from all extended warranty programs were 6.1 percent of sales in the first quarter of fiscal 1998 and 6.3 percent in the first quarter of fiscal 1997. Third-party warranty revenue rose to 3.9 percent of sales in this year's first quarter from 3.5 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 5.2 percent of sales in this year's first quarter versus 5.6 percent in the first quarter of last year.

                                    17 of 29

The percentage of merchandise sales by category is listed below:

                                 ====================================
                                             1st Quarter
                                 ====================================
                                    Fiscal 1998       Fiscal 1997
                                 ====================================
        TV                              17%                17%
                                 ----------------- ------------------
        VCR/Camcorders                  14                 14
                                 ----------------- ------------------
        Audio                           17                 19
                                 ----------------- ------------------
        Home Office                     24                 23
                                 ----------------- ------------------
        Appliances                      17                 17
                                 ----------------- ------------------
        Other                           11                 10
                                 ====================================
        TOTAL                          100%               100%
                                 ====================================

Circuit City's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Group has realized more of its net sales and net earnings in the final fiscal quarter, which includes the Christmas season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales, Buying and Warehousing
-------------------------------------

The gross profit margin rose to 23.9 percent of sales in the first quarter of fiscal 1998 from 23.5 percent for the same period last year.

A more profitable merchandise mix for Circuit City offset lower gross margins produced by an intense promotional climate; however, the competitive climate in the electronics business and changes in the Circuit City merchandise mix will continue to affect gross margins.

Selling, General and Administrative Expenses
--------------------------------------------

The Group's  selling,  general and  administrative  expense ratio increased from
21.4 percent of sales in the first quarter of last year to 22.3 percent for the same period this year.

The higher ratio primarily reflects the impact of lower comparable store sales and a greater percentage of large-format stores, which have proven to be less productive than average-size superstores.

Interest Expense
----------------

Interest expense for the first quarter of fiscal 1998 decreased to 0.3 percent of sales from 0.4 percent in last year's first quarter.

Income Taxes
------------

The effective income tax rate was 38.1 percent in the first quarter of this year versus 37.9 percent in last year's first quarter.

Earnings Before the Inter-Group Interest in the CarMax Group
------------------------------------------------------------

Earnings before the Inter-Group Interest in the CarMax Group declined 16 percent from $16.3 million in fiscal 1997 to $13.7 million in fiscal 1998.

Net Loss Related to the Inter-Group Interest in the CarMax Group
----------------------------------------------------------------

As expected, the CarMax Group incurred a net loss for the quarter ended May 31, 1997. The net loss attributable to the Circuit City Group's Inter-Group Interest in the CarMax Group was $0.9 million in the first quarter of fiscal 1998, compared with net earnings of $0.4 million in the same period last year.

Net Earnings
------------

Net earnings for the quarter ended May 31, 1997, decreased 24 percent to $12.7 million from $16.8 million in the same period last year. Net earnings per share declined 24 percent to 13 cents from 17 cents.

Liquidity and Capital Resources
-------------------------------

Total assets at May 31, 1997, were $2,924.9 million, down $83.3 million or 3 percent since February 28, 1997. The largest contributor to the asset decrease was a $71.7 million reduction in inventory due to improved inventory management. Net accounts and notes receivable decreased by $70.1 million, primarily due to an increase in the securitization of credit card accounts. Property and equipment decreased $20.9 million, largely because of completed sale-leaseback transactions. These decreases were partly offset by an increase in the inter-group note receivable of $72.9 million.

The $61.0 million decrease in accounts payable since the end of fiscal 1997 is attributable to the inventory decrease.

The Circuit City Group's credit card bank subsidiary has a master trust securitization facility for its private-label credit card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of May 31, 1997, the master trust program had a total program capacity of $1.18 billion. As of May 31, 1997, the Company's credit card bank subsidiary had an additional asset securitization program allowing the transfer of up to $1.40 billion in receivables related to its other bank card programs; the total program capacity was increased to $1.56 billion following the end of the first quarter. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt attributable to the Group to provide working capital needed to fund net assets not otherwise disposed of through sale-leasebacks or receivables securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. The Company also maintained $415 million in seasonal lines that are renewed annually with various banks as well as a $150 million revolving credit facility.

Forward-Looking Statements
--------------------------

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of a new retail concept. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1997 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1997.

                                    19 of 29

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                    ----------------------------------------
                                 Balance Sheets
                                 --------------
                             (Amounts in thousands)

                                                                                         May 31, 1997         Feb. 28, 1997
                                                                                        --------------        -------------
                                                                                          (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents                                                               $      211,415        $     170,421
Net accounts receivable                                                                         35,689               28,350
Inter-group receivable                                                                          59,095               48,147
Inventory                                                                                       77,546               82,260
Prepaid expenses and other current assets                                                        4,471                4,102
                                                                                        --------------        -------------

Total current assets                                                                           388,216              333,280

Property and equipment, net                                                                    122,011               92,174
Deferred income taxes                                                                              865                   42
Other assets                                                                                       250                1,691
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $      511,342        $     427,187
                                                                                        ==============        =============

LIABILITIES AND GROUP EQUITY
----------------------------
Current liabilities:
Accounts payable                                                                                38,673               28,293
Inter-group note payable                                                                        72,878                   --
Deferred income taxes                                                                            3,354                2,424
Accrued expenses and other current liabilities                                                   2,921                2,059
                                                                                        --------------        -------------

Total current liabilities                                                                      117,826               32,776

Deferred revenue and other liabilities                                                           2,922                2,595
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                              120,748               35,371

GROUP EQUITY                                                                                   390,594              391,816
                                                                                        --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                                                      $      511,342        $     427,187
                                                                                        ==============        =============

See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                    ----------------------------------------
                      Statements of Operations (Unaudited)
                      ------------------------
                  (Amounts in thousands except per share data)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1997                  1996
                                                                                        --------------        -------------

Net sales and operating revenues                                                        $      177,554        $     124,694

Cost of sales                                                                                  160,925              112,575
                                                                                        --------------        -------------

Gross profit                                                                                    16,629               12,119
                                                                                        --------------        -------------

Selling, general and administrative expenses                                                    18,168               10,249

Interest expense                                                                                   466                1,120
                                                                                        --------------        -------------

Total expenses                                                                                  18,634               11,369
                                                                                        --------------        -------------

(Loss) earnings before income taxes                                                             (2,005)                 750

Income tax (benefit) provision                                                                    (782)                 312
                                                                                        --------------        -------------
Net (loss) earnings                                                                     $       (1,223)       $         438
                                                                                        ==============        =============

Net (loss) earnings attributable to:

    Circuit City Group common stock                                                     $         (948)       $         438
                                                                                                              =============
    CarMax Group common stock                                                                     (275)
                                                                                        --------------
                                                                                        $       (1,223)
                                                                                        ==============

Weighted average common shares                                                                  21,872

Net loss per share                                                                      $         0.01
                                                                                        ==============
Dividends paid per common share                                                         $           --
                                                                                        ==============


See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                    ----------------------------------------
                      Statements of Cash Flows (Unaudited)
                      ------------------------
                             (Amounts in thousands)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1997                  1996
                                                                                        --------------        -------------
Operating Activities:
---------------------
Net (loss) earnings                                                                     $       (1,223)       $         438
Adjustments to reconcile net (loss) earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                                                  871                  436
    Provision for deferred income taxes                                                            107                  601
    Increase in deferred revenue and other liabilities                                             327                  200
    Increase in net accounts receivable                                                         (7,339)              (7,974)
    Decrease (increase) in inventory, prepaid expenses
       and other current assets                                                                  4,345               (4,299)
    Decrease (increase) in other assets                                                          1,441                 (950)
    Increase in accounts payable, accrued expenses and
       other current liabilities, and accrued income taxes                                      11,242               17,623
                                                                                        --------------        -------------
Net cash provided by operating activities                                                        9,771                6,075
                                                                                        --------------        -------------

Investing Activities:
---------------------
Purchases of property and equipment                                                            (43,398)              (8,431)
Proceeds from sales of property and equipment                                                   12,690                   --
Increase in inter-group receivable, net                                                        (10,948)                  --
                                                                                        --------------        -------------
Net cash used in investing activities                                                          (41,656)              (8,431)
                                                                                        --------------        -------------

Financing Activities:
---------------------
Proceeds from issuance of short-term debt, net                                                      --                4,156
Proceeds from issuance of long-term debt, net                                                       --                7,330
Proceeds from issuance of inter-group note payable, net                                         72,878                   --
Equity issuances, net                                                                                1                   --
                                                                                        --------------        -------------
Net cash provided by financing activities                                                       72,879               11,486
                                                                                        --------------        -------------

Increase in cash and cash equivalents                                                           40,994                9,130
Cash and cash equivalents at beginning of year                                                 170,421                2,219
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $      211,415        $      11,349
                                                                                        ==============        =============


See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                    ----------------------------------------
                       Notes to Group Financial Statements
                       -----------------------------------


1.   Basis of Presentation
     ---------------------

     On January 24, 1997, Circuit City Stores, Inc. shareholders approved the creation of two common stock series. The Company's existing common stock was subsequently redesignated as Circuit City Stores, Inc. - Circuit City Group Common Stock. In an initial public offering, which was completed February 7, 1997, the Company sold 21.86 million shares of Circuit City Stores, Inc. - CarMax Group Common Stock.

     The Circuit City Group Common Stock is intended to track separately the performance of the Circuit City store-related operations, a retained interest in the CarMax Group, and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group). The CarMax Group Common Stock is intended to track separately the performance of the CarMax operations.

     Notwithstanding the attribution of the Company's assets and liabilities (including contingent liabilities) and stockholders' equity between the CarMax Group and the Circuit City Group for the purposes of preparing their respective financial statements, holders of CarMax Group Stock and holders of Circuit City Group Stock are shareholders of the Company and subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the change in the equity structure of the Company does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the CarMax Group financial statements included herein should be read in conjunction with the consolidated and Circuit City Group financial statements and with the notes to the consolidated and group financial statements included in the Company's 1997 annual report to shareholders.

     The financial statements of the CarMax Group conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

2.   Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after Dec. 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement will not have a material impact on the CarMax Group's earnings per share.

3.   Inter-Group Note Payable
     ------------------------

     During the first quarter, the CarMax Group entered into an inter-group note with the Circuit City Group to finance inventory purchases until a permanent inventory financing vehicle is established. The note is payable upon demand and bears interest at the Company's average borrowing rate. Interest incurred on the note is recorded as interest expense. The balance as of May 31, 1997, was $72.9 million and is included with current liabilities on the balance sheet.

4.   Interest Rate Swaps
     -------------------

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a gain of $0.8 million at May 31, 1997, compared with a gain of $0.1 million at February 28, 1997.

     On behalf of the CarMax Group, the Company during the quarter entered into a 40-month amortizing swap with a notional amount of approximately $33 million related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was approximately $139 million at May 31, 1997, and $114 million at February 28, 1997. These swaps were entered into as part of the sale of receivables and, therefore, are included in the gain on the sale of receivables.

5.   Other Events
     ------------

     At the annual meeting of the Company's shareholders held June 17, 1997, the 1989 Non-Employee Directors Stock Option Plan was amended to include 50,000 shares of CarMax Group Common Stock in the Common Stock reserve for the Plan. The Plan also was amended to divide the annual stock grant to non-employee directors between Circuit City Group and CarMax Group Common Stock options based on the relative market values of the two series at the time of each grant.

                                     ITEM 2.

              CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              ----------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

Sales for the first quarter of fiscal 1998 were $177.6 million, an increase of 42 percent from $124.7 million in the same period last year. The total sales increase reflects two locations opened since the first quarter of last year and a CarMax comparable store sales increase. CarMax comparable store sales increases for the first quarter of fiscal years 1998 and 1997 were as follows:

       ===============================================================
                   FY '98                           1st Quarter
       ===============================================================
         MAR         APR          MAY          FY '98         FY '97
       ---------------------------------------------------------------
         34%         10%           8%            14%            13%
       ===============================================================

CarMax comparable store sales increase for the first quarter reflects continued strong sales performance for the existing store base. The eighth CarMax location opened in June in Atlanta, Ga., selling new cars, in addition to used cars, under a franchise agreement with Chrysler Corporation. In addition, the ninth CarMax location opened in the beginning of July in Houston, Tx. The Group plans to open approximately 10 locations by the end of fiscal 1998.

      ==================================================================================================================
                                        Stores Open At End of Quarter               Estimate
                                 =============================================
                                     May 31, 1997           May 31, 1996         Feb. 28, 1998        Feb. 28, 1997
      ==================================================================================================================
      "C" Store                             1                      1                    5                    1
      ------------------------------------------------------------------------------------------------------------------
      "B" Store                             3                      1                    4                    3
      ------------------------------------------------------------------------------------------------------------------
      "A" Store                             3                      3                    8                    3
      ==================================================================================================================
      TOTAL                                 7                      5                   17                    7
      ==================================================================================================================

For the CarMax Group, gross dollar sales from all extended warranty programs were 3.4 percent of sales in the first quarter of fiscal 1998 and 3.6 percent in the first quarter of fiscal 1997. Third-party warranty revenue dropped to 1.1 percent of sales in this year's first quarter from 1.2 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.2 percent of sales in this year's first quarter versus 1.3 percent in the first quarter of last year.

CarMax's operations, in common with other retailers in general, are subject to seasonal influences. Historically, CarMax stores have realized more of their net sales in the first two quarters of the fiscal year. The net earnings of any interim quarter are seasonally disproportionate to each store's net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales, Buying and Warehousing
-------------------------------------

The gross profit margin dropped to 9.4 percent of sales in the first quarter of fiscal 1998 from 9.7 percent for the same period last year and reflects the Group's commitment to providing low prices on both new and used vehicles.

Selling, General and Administrative Expenses
--------------------------------------------

As anticipated, the CarMax Group's selling, general and administrative expense ratio increased from 8.2 percent of sales in the first quarter of last year to
10.2 percent for the same period this year primarily because of increased expansion and corporate overhead costs.

                                 Page 25 or 29

Interest Expense
----------------

Interest expense decreased from 0.9 percent of sales in the first quarter of fiscal 1997 to 0.3 percent of sales in the same period this year. In fiscal 1997, interest expense was incurred on allocated debt used primarily to fund store expansion, inventory purchases and working capital. The decrease in interest expense as a percent of sales in this year's first quarter reflects the repayment of Circuit City debt allocated to the CarMax Group, using funds raised through the CarMax equity offering.

Income Taxes
------------

The effective income tax rate was 39.0 percent in the first quarter of fiscal 1998 versus 41.6 percent in the same period last year and primarily reflects lower effective rates for state taxes.

Net Earnings
------------

As expected, the CarMax Group incurred a net loss for the quarter ended May 31, 1997, of $1.2 million versus net earnings of $0.4 million for the same period last year. The net loss attributable to the CarMax Group stock outstanding was 1 cent per share in the first quarter of this year; no CarMax Group stock was outstanding in the first quarter of last year.

Liquidity and Capital Resources
-------------------------------

Total assets at May 31, 1997, were $511.3 million, up $84.2 million or 20 percent since February 28, 1997. The largest contributor to the asset increase was a $29.8 million increase in property and equipment, largely because of planned store openings. Net accounts receivable increased by $7.3 million, resulting from increased auto loans made by First North American Credit Corporation, the Group's installment lending division.

To support new store expansion and the purchase of inventory, accounts payable increased $10.4 million and the inter-group note payable increased $72.9 million from the end of fiscal 1997.

As of May 31, 1997, the Company had an asset securitization program operated through a special purpose subsidiary on behalf of the CarMax Group that allowed the transfer of up to $175 million in auto loan receivables; the total program capacity was increased to $225 million following the end of the first quarter. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's allocated external debt to fund operating deficits and to provide working capital needed to fund net assets not otherwise disposed of through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At May 31, 1997, the Company also maintained $415 million in seasonal lines that are renewed annually with various banks as well as a $150 million revolving credit facility.

Forward-Looking Statements
--------------------------

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of a new retail concept. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1997 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1997.

                           PART II. OTHER INFORMATION


Item 2.      Changes in Securities

             Effective June 17, 1997, the Board of Directors of the Company amended the Company's Shareholder Rights Plan. The revisions raise from 15 percent to 20 percent the threshold of ownership of the Company's voting securities which will result in the stock purchase rights issued under the plan becoming exercisable. The details of the amendments are set forth in the Company's Current Report on Form 8-K dated June 17, 1997.

Item 4.      Submission of Matters to a Vote of Security Holders

             (a) The annual meeting of the Company's shareholders was held on June 17, 1997.

             (c)     (i)       At such annual meeting,  the  shareholders of the
                               Company elected Michael T. Chalifoux,  Barbara S.
                               Feigin and Edward Villanueva as directors for three-year terms. The elections were approved by the following votes:

=======================================================================================
          Directors                       For                       Withheld
=======================================================================================
Michael T. Chalifoux                  94,074,087                    574,079
=======================================================================================
Barbara S. Feigin                     94,013,939                    634,227
=======================================================================================
Edward Villanueva                     94,075,167                    572,999
=======================================================================================


                    (ii) At such annual meeting, the shareholders of the Company approved the amendment of the 1989
                               Non-Employee Directors Stock Option Plan (the "1989 Plan"). The Common Stock reserve for the 1989 Plan was expanded to include 50,000 shares of CarMax Group Common Stock, and the annual grant to non-employee directors was divided between Circuit City Group and CarMax Group Common Stock options. The amendment of the 1989 Plan was approved by the following vote:


=======================================================================================
                    For               Against           Abstain           Non-Votes
                                                                            Broker
=======================================================================================
1989 Plan        90,279,652           4,078,445          290,069              0
=======================================================================================

Item 6.      Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      Index to Exhibits:

                      (3)      Articles of Incorporation and Bylaws

                               (i)  Bylaws  of  the   Company  as  amended   and
                               restated June 17, 1997, are filed herewith.

                      (10)     Material Contracts

                               (i) The Company's Amended and Restated 1989 Non-Employee Directors' Stock Option Plan, filed as Exhibit A to the Company's Definitive Proxy Statement dated May 9, 1997, for the Annual Meeting of Stockholders held on June 17, 1997, is expressly incorporated herein by this reference.

                               (ii) Amendments adopted June 17, 1997, to the Company's Amended and Restated 1989 Non-Employee Directors' Stock Option Plan are filed herewith.

                      (27)     Financial Data Schedule

              (b)     Reports on Form 8-K

                      The Company filed a Report on Form 8-K on July 2, 1997, to report certain amendments to the Company's Shareholder Rights Plan.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CIRCUIT CITY STORES, INC.




                            By:   s/Richard L. Sharp
                                  -------------------------
                                  Richard L. Sharp
                                  Chairman of the Board and
                                  Chief Executive Officer



                            By:   s/Michael T. Chalifoux
                                  -------------------------
                                  Michael T. Chalifoux
                                  Senior Vice President,
                                  Chief Financial Officer and
                                  Corporate Secretary



                            By:   s/Philip J. Dunn
                                  -------------------------
                                  Philip J. Dunn
                                  Vice President, Treasurer,
                                  Corporate Controller and
                                  Chief Accounting Officer




July 11, 1997