Form 10-Q
period 1997-08-31
CIRCUIT CITY STORES INC
filed 1997-10-15
CIK 104599

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 1997

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

  Yes    X                                                      No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                     Class                                                Outstanding at September 30,1997
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                         98,710,943
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                               22,140,135


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 31.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                      Page
                                                                                                                       No.
PART I.           FINANCIAL INFORMATION
                  ---------------------

      Item 1.     Financial Statements
                  --------------------

                  Consolidated Financial Statements:
                  ---------------------------------
                     Consolidated Balance Sheets -
                     August 31, 1997 and February 28, 1997                                                             4

                     Consolidated Statements of Earnings -
                     Three Months and Six Months Ended August 31, 1997 and 1996                                        5

                     Consolidated Statements of Cash Flows -
                     Six Months Ended August 31, 1997 and 1996                                                         6

                     Notes to Consolidated Financial Statements                                                        7

                  Circuit City Group Financial Statements:
                  ---------------------------------------
                     Circuit City Group Balance Sheets -
                     August 31, 1997 and February 28, 1997                                                            13

                     Circuit City Group Statements of Earnings -
                     Three Months and Six Months Ended August 31, 1997 and 1996                                       14

                     Circuit City Group Statements of Cash Flows -
                     Six Months Ended August 31, 1997 and 1996                                                        15

                     Notes to Circuit City Group Financial Statements                                                 16

                  CarMax Group Financial Statements:
                  ---------------------------------
                     CarMax Group Balance Sheets -
                     August 31, 1997 and February 28, 1997                                                            22

                     CarMax Group Statements of Operations -
                     Three Months and Six Months Ended August 31, 1997 and 1996                                       23

                     CarMax Group Statements of Cash Flows -
                     Six Months Ended August 31, 1997 and 1996                                                        24

                     Notes to CarMax Group Financial Statements                                                       25

      Item 2.     Management's Discussion and Analysis:
                  ------------------------------------

                     Circuit  City  Stores,  Inc.  Management's  Discussion  and
                     Analysis of Financial Condition and Results of Operations                                         9

                     Circuit City Group Management's Discussion and Analysis
                     of  Financial Condition and Results of Operations                                                18

                     CarMax Group Management's Discussion and Analysis
                     of  Financial Condition and Results of Operations                                                27

                                     2 of 32



PART II.             OTHER INFORMATION
                     -----------------
      Item 5.        Other Information                                                                                30

      Item 6.        Exhibits and Reports on Form 8-K                                                                 31


                                    3 of 32

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                           Consolidated Balance Sheets
                           ---------------------------
                    (Amounts in thousands except share data)

                                                                                         Aug. 31, 1997         Feb. 28, 1997
                                                                                         -------------         -------------
                                                                                          (Unaudited)

ASSETS
------
Current assets:
Cash and cash equivalents                                                               $      168,770        $     202,643
Net accounts and notes receivable                                                              567,363              531,974
Inventory                                                                                    1,421,868            1,392,363
Deferred income taxes                                                                            4,685               21,340
Prepaid expenses and other current assets                                                       31,334               14,813
                                                                                        --------------        -------------

Total current assets                                                                         2,194,020            2,163,133

Property and equipment, net                                                                    947,183              886,091
Other assets                                                                                    24,067               31,949
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    3,165,270        $   3,081,173
                                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Current installments of long-term debt                                                  $        1,361        $       1,490
Accounts payable                                                                               787,180              720,754
Short-term debt                                                                                  8,211                  347
Accrued expenses and other current liabilities                                                 107,725              105,500
Accrued income taxes                                                                            14,766                8,560
                                                                                        --------------        -------------

Total current liabilities                                                                      919,243              836,651

Long-term debt, excluding current installments                                                 425,579              430,290
Deferred revenue and other liabilities                                                         143,780              166,295
Deferred income taxes                                                                           22,387               33,081
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,510,989            1,466,317
                                                                                        --------------        -------------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
     175,000,000 shares authorized; 98,652,000 shares
     issued and outstanding as of August 31, 1997                                               49,326               49,089
CarMax Group common stock, $0.50 par value;
     175,000,000 shares authorized; 21,976,000 shares
     issued and outstanding as of August 31, 1997                                               10,988               10,930
Capital in excess of par value                                                                 512,873              506,823
Retained earnings                                                                            1,081,094            1,048,014
                                                                                        --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                                   1,654,281            1,614,856
                                                                                        --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    3,165,270        $   3,081,173

                                                                                        ==============        =============

See accompanying notes to consolidated financial statements.

                                     4 of 32

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                 Consolidated Statements of Earnings (Unaudited)
                 -----------------------------------
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                   Six Months Ended
                                                                     August 31,                          August 31,
                                                              1997               1996              1997               1996
                                                         --------------     -------------      -------------     --------------

Net sales and operating revenues                         $    2,020,572     $   1,767,043      $   3,877,476     $    3,382,309

Cost of sales, buying and warehousing                         1,548,143         1,370,715          2,986,769          2,623,711
                                                         --------------     -------------      -------------     --------------

Gross profit                                                    472,429           396,328            890,707            758,598
                                                         --------------     -------------      -------------     --------------

Selling, general and administrative expenses                    422,472           340,871            814,340            669,386

Interest expense                                                  5,624             4,557             11,915             11,226
                                                         --------------     -------------      -------------     --------------

Total expenses                                                  428,096           345,428            826,255            680,612
                                                         --------------     -------------      -------------     --------------

Earnings before income taxes                                     44,333            50,900             64,452             77,986

Provision for income taxes                                       16,847            19,317             24,492             29,620
                                                         --------------     -------------      -------------     --------------

Net earnings                                             $       27,486     $      31,583      $      39,960     $       48,366
                                                         ==============     =============      =============     ==============

Net earnings (loss) attributable to:

    Circuit City Group common stock                      $       27,879     $      31,583      $      40,628     $       48,366
                                                                            =============                        ==============
    CarMax Group common stock                                      (393)                                (668)
                                                         --------------                        -------------

                                                         $       27,486                        $      39,960
                                                         ==============                        =============

Weighted average common shares and common share equivalents:

    Circuit City Group common stock                              99,912            99,403             99,867             99,292
                                                         ==============     =============      =============     ==============
    CarMax Group common stock                                    21,915                               21,893
                                                         ==============                        =============


Net earnings (loss) per share:

    Circuit City Group common stock                      $         0.28     $        0.32      $        0.41     $         0.49
                                                         ==============     =============      =============     ==============
    CarMax Group common stock                            $        (0.02)                       $       (0.03)
                                                         ==============                        =============


Dividends paid per common share:

    Circuit City Group common stock                      $        0.035     $       0.035      $       0.070     $        0.065
                                                         ==============     =============      =============     ==============
    CarMax Group common stock                            $            -                        $           -
                                                         ==============                        =============


See accompanying notes to consolidated financial statements.

                                    5 of 32

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                Consolidated Statements of Cash Flows (Unaudited)
                -------------------------------------
                             (Amounts in thousands)

                                                                                                  Six Months Ended
                                                                                                     August 31,
                                                                                             1997                  1996
                                                                                        --------------        -------------
Operating Activities:
---------------------
Net earnings                                                                            $       39,960        $      48,366
Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                                               61,894               48,797
    Loss (gain) on sales of property and equipment                                                 450               (2,088)
    Provision for deferred income taxes                                                          5,961               17,759
    Decrease in deferred revenue and other liabilities                                         (22,515)             (29,947)
    Increase in net accounts and notes receivable                                              (35,389)             (97,394)
    Increase in inventory, prepaid expenses
       and other current assets                                                                (46,026)             (76,902)
    Decrease (increase) in other assets                                                          7,882               (1,801)
    Increase in accounts payable, accrued expenses
       and other current liabilities, and accrued income taxes                                  74,857               69,209
                                                                                        --------------        -------------
Net cash provided by (used in) operating activities                                             87,074              (24,001)
                                                                                        --------------        -------------

Investing Activities:
---------------------
Purchases of property and equipment                                                           (284,848)            (227,182)
Proceeds from sales of property and equipment                                                  161,412              126,041
                                                                                        --------------        -------------
Net cash used in investing activities                                                         (123,436)            (101,141)
                                                                                        --------------        -------------

Financing Activities:
---------------------
Proceeds from issuance of short-term debt, net                                                   7,864               83,374
Proceeds from issuance of long-term debt                                                             -               31,311
Principal payments on long-term debt                                                            (4,840)                (945)
Proceeds from issuance of common stock, net                                                      6,345                8,266
Dividends paid on Circuit City Group common stock                                               (6,880)              (6,344)
                                                                                        --------------        -------------
Net cash provided by financing activities                                                        2,489              115,662
                                                                                        --------------        -------------

Decrease in cash and cash equivalents                                                          (33,873)              (9,480)
Cash and cash equivalents at beginning of year                                                 202,643               43,704
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $      168,770        $      34,224
                                                                                        ==============        =============


See accompanying notes to consolidated financial statements.

                                    6 of 32

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                   (Unaudited)

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

2.   Accounting Policies
     -------------------

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

     Derivative Financial Instruments

     The Company enters into interest rate swap agreements to manage exposure to interest rates and to more closely match funding costs to the use of the funding.

     Interest rate swaps relating to long-term debt are classified as held for purposes other than trading and are accounted for on a settlement basis. In order to qualify for this accounting treatment, the swap must synthetically alter the nature of a designated underlying financial instrument. Under this method, payments or receipts due or owed under the swap agreement are accrued through each settlement date and recorded as a component of interest expense. If a swap designated as a synthetic alteration were to be terminated, any gain or loss on the termination would be deferred and recognized over the shorter of the original contractual life of the swap or the related life of the designated long-term debt.

                                    7 of 32

     The Company also enters into interest rate swap agreements as part of its asset securitization programs. Swaps entered into by a seller in an exchange for a financial asset are considered part of the proceeds and recorded at fair value as a component of earnings. If such a swap were terminated, the impact on the fair value of the financial asset created by the sale of the related receivables would be estimated and included in earnings.

3.   Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

4.   Interest Rate Swaps
     -------------------

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to the credit card bank subsidiary. These swaps were entered into as part of the sale of receivables and are therefore included in the gain on the sale of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $0.3 million at August 31, 1997, compared with a gain of $0.1 million at February 28, 1997.

     On behalf of the CarMax Group, the Company, during the quarter, entered into a 40-month amortizing swap with a notional amount of approximately $35 million related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was approximately $163 million at August 31, 1997, and $114 million at February 28, 1997. These swaps were entered into as part of the sale of receivables and are therefore included in the gain on the sale of receivables.

5.   Subsequent Event
     ----------------

     In September 1997, the Company announced that between the second quarter of this fiscal year and the first quarter of next year, it will invest an additional $100 million in Digital Video Express, LP ("Divx"), a partnership that has developed and will market a new home digital video system. The Company holds the majority ownership in the partnership. The Divx investment is allocated to the Circuit City Group and reduced net earnings by $2.8 million in the second quarter of this year compared with $1.6 million last year. For the six months ended August 31, 1997, the Divx investment reduced net earnings by $5.4 million compared with $3.4 million for the same period last year.

                                     8 of 32

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
         --------------------------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

Sales for the second quarter of fiscal 1998 were $2.02 billion, an increase of 14 percent from $1.77 billion in the same period last year. Sales for the first half of the fiscal year were $3.88 billion, an increase of 15 percent from $3.38 billion in the same period last year. The total sales increase reflects the continued growth of the Company's Circuit City and CarMax concepts, partly offset by a Circuit City comparable store sales decrease.

Circuit City and CarMax comparable store sales (decreases) increases for the second quarter and first six months of fiscal years 1998 and 1997 were as follows:

                                               FY `98                          2nd Quarter                  Six Months
                              ----------------------------------------- --------------------------- ---------------------------

                                  JUN           JUL           AUG          FY '98        FY `97        FY '98        FY '97
                              ------------- ------------- ------------- ------------- ------------- ------------- -------------
Circuit City Group                (6%)          (5%)           4%           (2%)          (7%)          (2%)          (6%)
----------------------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
CarMax Group                       6%           10%           11%            9%           26%           11%           21%
----------------------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------


Second quarter Circuit City comparable store sales reflect weakening in the personal computer and consumer electronics categories early in the quarter, followed by significantly stronger sales during the final month. Comparable store sales reflect industry trends; management expects that Circuit City sales will remain soft as long as industry weakness continues. CarMax comparable store sales increase for the second quarter reflects continued strong sales performance for the existing store base.

During the quarter, Circuit City opened four stores in the New York City metropolitan market; three stores in Dayton, Ohio; one store each in Detroit, Mich., Medford, Ore., and Wilkes-Barre, Penn.; replaced or expanded two stores in existing markets and opened two mall-based Circuit City Express locations. Circuit City plans to have opened approximately 60 Superstores and replaced approximately 15 existing stores by fiscal year-end.

At the end of the quarter, CarMax became the first used-car Superstore specialist operating in one of the nation's top five markets when it entered Washington/Baltimore with its largest Superstore to date. In June, CarMax opened its third Atlanta, Ga., location, which sells used cars and new cars under an agreement with Chrysler Corporation. In July, two CarMax locations were opened in Houston, Texas. During September, CarMax opened two Superstores, including its first stores in the Dallas/Ft. Worth market and in West Palm Beach, Florida. CarMax plans to have opened approximately 10 locations by the end of fiscal 1998.

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.7 percent of sales in the second quarter of fiscal 1998 and 6.2 percent in the second quarter of fiscal 1997. Third-party warranty revenue was
3.7 percent of sales in the second quarter of both fiscal 1998 and fiscal 1997. The total extended warranty revenue that is reported in total sales was 4.9 percent of sales in this year's second quarter versus 5.5 percent in the second quarter of last year.

For the CarMax Group, gross dollar sales from all extended warranty programs were 3.5 percent of sales in this year's second quarter and 3.4 percent in the same period last year. Third-party warranty revenue rose to 1.2 percent of sales in this year's second quarter from 0.9 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.3 percent of sales in this year's second quarter versus 0.7 percent in the second quarter of last year.

                                    9 of 32

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

Cost of Sales, Buying and Warehousing
-------------------------------------

The gross profit margin increased to 23.4 percent of sales in the second quarter of fiscal 1998 from 22.4 percent of sales in the same period last year. For the six months ended August 31, 1997, the gross profit margin increased to 23.0 percent of sales from 22.4 percent of sales in the first half of fiscal 1997.

The consolidated gross profit margin increase reflects strong inventory management and a more profitable merchandise mix for both the Circuit City and CarMax Groups. Management expects that the competitive climate in the electronics business, changes in the Circuit City merchandise mix, and the increased sales volume from CarMax will continue to affect gross margins.

Selling, General and Administrative Expenses
--------------------------------------------

The Company's selling,  general and administrative  expense ratio increased from
19.3 percent of sales in the second quarter of last year to 20.9 percent for the same period this year. For the six-month period ended August 31, 1997, the expense ratio was 21.0 percent of sales compared with 19.8 percent in the same period last year.

The higher ratio primarily reflects the impact of lower Circuit City comparable store sales; a lower earnings contribution from the credit card bank subsidiary; CarMax expansion and corporate overhead costs; and a second quarter impact from the Divx investment of approximately 22 basis points versus 14 basis points last year.

Interest Expense
----------------

Interest expense for the second quarter of fiscal 1998 increased to 0.3 percent of sales from 0.2 percent in last year's second quarter. Interest expense was
0.3 percent of sales for both the six-month periods ended August 31, 1997 and 1996.

Income Taxes
------------

The effective income tax rate was 38.0 percent in the second quarter and first six months of both fiscal 1998 and fiscal 1997.

Net Earnings
------------

Net earnings for the quarter ended August 31, 1997, decreased 13 percent to $27.5 million from $31.6 million in the same period last year. Net earnings decreased 17 percent to $40.0 million for the six-month period ended August 31, 1997, from $48.4 million in the same period last year.

For the second quarter, the investment in Divx reduced Circuit City Group net earnings by $2.8 million this year compared with $1.6 million last year. The Divx investment reduced Circuit City Group net earnings by $5.4 million for the first six months of fiscal 1998 compared with $3.4 million for the same period last year.


                                    10 of 32

Liquidity and Capital Resources
-------------------------------

Total assets at August 31, 1997, were $3,165.3 million, up $84.1 million or 3 percent since February 28, 1997. The largest contributor to the asset increase was the $35.4 million growth in net accounts and notes receivable, primarily due to a decrease in the rate of securitization of credit card accounts. Inventory increased $29.5 million to support planned and completed store openings for the CarMax Group.

To support new store openings for the Circuit City and CarMax Groups, accounts payable increased $66.4 million from the end of fiscal 1997.

The Company's credit card bank subsidiary, included in the Circuit City Group, has a master trust securitization facility for its private-label credit card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of August 31, 1997, the master trust program had a total program capacity of $1.18 billion. As of August 31, 1997, the Company's credit card bank subsidiary had an additional asset securitization program allowing the transfer of up to $1.56 billion in receivables related to its other bank card programs. As of August 31, 1997, the Company also had an asset securitization program operated through a special purpose subsidiary on behalf of the CarMax Group that allowed the transfer of up to $225 million in auto loan receivables. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

Between the second quarter of this fiscal year and the first quarter of next fiscal year, the Company plans to invest an additional $100 million in Digital Video Express, LP, a partnership that has developed and will market a new home digital video system that has won support from four leading U.S. movie studios and three brand-name consumer electronics manufacturers. The Company holds the majority ownership in the partnership. The remaining interest is held by the Los Angeles entertainment law firm Ziffren, Brittenham, Branca & Fischer. The investment in Divx is allocated to the Circuit City Group. The Company expects that its investment will reduce Circuit City Group net earnings per share for the full fiscal year by approximately 27 cents, including 3 cents recorded in the first quarter, 3 cents for the second quarter, 7 cents for the third quarter and another 14 cents in the fourth quarter. The remainder of the investment is expected to reduce net earnings per share in next fiscal year's first quarter by approximately 14 cents. (For further information about Divx see Part II., Item 5.)

The Company generally expects to continue its existing long-term capitalization strategy for the balance of the current fiscal year. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases and proceeds of the recent equity offering and that securitization transactions will be used to finance the growth in credit card and auto loan receivables. At August 31, 1997, the Company maintained $410 million in seasonal lines that are renewed annually with various banks as well as a $150 million revolving credit facility.

Forward-Looking Statements
--------------------------

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new concepts.

Divx, as a development stage enterprise, has had no product sales and there is no assurance that its research and development efforts will be successful, that it will ever have commercially accepted products, or that it will achieve significant sales of any such products. Other risks include Divx's limited operating history, history of operating losses, no assurance of successful operations, early state of market development, acquiring and

                                    11 of 32
maintaining licensing and manufacturing agreements, competition from substitute products and services, rapid technological change, dependence on key personnel, development or assertions by or against the Company relating to intellectual property rights, and the uncertainty of availability of additional financing.

Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1997 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1997.

                                    12 of 32

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                 ----------------------------------------------
                                 Balance Sheets
                                 --------------
                             (Amounts in thousands)

                                                                                         Aug. 31, 1997        Feb. 28, 1997
                                                                                         -------------        -------------
                                                                                          (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents                                                               $       38,724        $      32,222
Net accounts and notes receivable                                                              521,446              503,624
Inter-group note receivable                                                                    123,911                    -
Merchandise inventory                                                                        1,293,110            1,310,103
Deferred income taxes                                                                            8,293               23,764
Prepaid expenses and other current assets                                                       23,806               10,711
                                                                                        --------------        -------------

Total current assets                                                                         2,009,290            1,880,424

Property and equipment, net                                                                    784,410              793,917
Inter-Group Interest in the CarMax Group                                                       300,968              303,657
Other assets                                                                                    22,416               30,258
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    3,117,084        $   3,008,256
                                                                                        ==============        =============

LIABILITIES AND GROUP EQUITY
----------------------------
Current liabilities:
Current installments of long-term debt                                                  $        1,361        $       1,490
Accounts payable                                                                               733,669              692,461
Short-term debt                                                                                  8,211                  347
Inter-group payable                                                                             98,006               48,147
Accrued expenses and other current liabilities                                                 104,565              103,441
Accrued income taxes                                                                            14,766                8,560
                                                                                        --------------        -------------

Total current liabilities                                                                      960,578              854,446

Long-term debt, excluding current installments                                                 425,579              430,290
Deferred revenue and other liabilities                                                         140,671              163,700
Deferred income taxes                                                                           23,855               33,123
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,550,683            1,481,559

GROUP EQUITY                                                                                 1,566,401            1,526,697
                                                                                        --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                                                      $    3,117,084        $   3,008,256
                                                                                        ==============        =============

See accompanying notes to group financial statements.

                                    13 of 32

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                 ----------------------------------------------
                       Statements of Earnings (Unaudited)
                       ----------------------
                  (Amounts in thousands except per share data)

                                                               Three Months Ended                     Six Months Ended
                                                                   August 31,                            August 31,
                                                              1997               1996              1997               1996
                                                         --------------     -------------      -------------     --------------

Net sales and operating revenues                         $    1,814,139     $   1,634,827      $   3,493,489      $   3,125,399

Cost of sales, buying and warehousing                         1,360,580         1,249,446          2,638,281          2,389,867
                                                         --------------     -------------      -------------      -------------

Gross profit                                                    453,559           385,381            855,208            735,532
                                                         --------------     -------------      -------------      -------------

Selling, general and administrative expenses                    401,049           329,286            774,749            647,552

Interest expense                                                  5,325             3,402             11,150              8,951
                                                         --------------     -------------      -------------      -------------

Total expenses                                                  406,374           332,688            785,899            656,503
                                                         --------------     -------------      -------------      -------------

Earnings before income taxes and
    Inter-Group Interest in the CarMax Group                     47,185            52,693             69,309             79,029

Provision for income taxes                                       17,959            20,062             26,386             30,053
                                                         --------------     -------------      -------------      -------------

Earnings before Inter-Group Interest
    in the CarMax Group                                          29,226            32,631             42,923             48,976

Net loss related to Inter-Group
    Interest in the CarMax Group                                  1,347             1,048              2,295                610
                                                         --------------     -------------      -------------      -------------

Net earnings                                             $       27,879     $      31,583      $      40,628      $      48,366
                                                         ==============     =============      =============      =============

Weighted average common shares
   and common share equivalents                                  99,912            99,403             99,867             99,292
                                                         ==============     =============      =============      =============

Net earnings per share                                   $         0.28     $        0.32      $        0.41     $         0.49
                                                         ==============     =============      =============     ==============

Dividends paid per common share                          $        0.035     $       0.035      $       0.070     $        0.065
                                                         ==============     =============      =============     ==============



See accompanying notes to group financial statements.


                                    14 of 32

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                 ----------------------------------------------
                      Statements of Cash Flows (Unaudited)
                      ------------------------
                             (Amounts in thousands)

                                                                                                  Six Months Ended
                                                                                                     August 31,
                                                                                             1997                   1996
                                                                                        --------------        ---------------
Operating Activities:
Net earnings                                                                            $       40,628        $      48,366
Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
    Net loss related to Inter-Group Interest
       in the CarMax Group                                                                       2,295                  610
    Depreciation and amortization                                                               59,992               47,940
    Loss (gain) on sales of property and equipment                                                 450               (2,088)
    Provision for deferred income taxes                                                          6,203               16,980
    Decrease in deferred revenue and other liabilities                                         (23,029)             (30,567)
    Increase in net accounts and notes receivable                                              (17,822)             (88,288)
    Decrease (increase) in merchandise inventory, prepaid
       expenses and other current assets                                                         3,898              (79,005)
    Decrease (increase) in other assets                                                          7,842                 (116)
    Increase in accounts payable, accrued expenses
       and other current liabilities, and accrued income taxes                                  48,538               64,111
                                                                                        --------------        -------------
Net cash provided by (used in) operating activities                                            128,995              (22,057)
                                                                                        --------------        -------------


Investing Activities:
Purchases of property and equipment                                                           (171,245)            (201,361)
Proceeds from sales of property and equipment                                                  120,310              122,334
Issuance of inter-group note receivable, net                                                  (123,911)                   -
                                                                                        --------------        -------------
Net cash used in investing activities                                                         (174,846)             (79,027)
                                                                                        --------------        -------------


Financing Activities:
Increase in inter-group payable, net                                                            49,859                    -
Proceeds from issuance of short-term debt, net                                                   7,864               65,470
(Principal payments on) proceeds from issuance of long-term debt, net                           (4,840)              20,575
Equity issuances, net                                                                            6,350                8,266
Dividends paid                                                                                  (6,880)              (6,344)
                                                                                        --------------        -------------
Net cash provided by financing activities                                                       52,353               87,967
                                                                                        --------------        -------------

Increase (decrease) in cash and cash equivalents                                                 6,502              (13,117)
Cash and cash equivalents at beginning of year                                                  32,222               41,485
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $       38,724        $      28,368
                                                                                        ==============        =============



See accompanying notes to group financial statements.

                                    15 of 32

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                 ----------------------------------------------
                       Notes to Group Financial Statements
                       -----------------------------------
                                   (Unaudited)


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

2.   Accounting Policies
     -------------------

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

     Derivative Financial Instruments

     The Company enters into interest rate swap agreements to manage exposure to interest rates and to more closely match funding costs to the use of the funding.

     Interest rate swaps relating to long-term debt are classified as held for purposes other than trading and are accounted for on a settlement basis. In order to qualify for this accounting treatment, the swap must synthetically alter the nature of a designated underlying financial instrument. Under this method, payments or receipts due or owed under the swap agreement are accrued through each settlement date and recorded as a component of interest expense. If a swap designated as a synthetic alteration were to be terminated, any gain or loss on the termination would be deferred and recognized over the shorter of the original contractual life of the swap or the related life of the designated long-term debt.

                                    16 of 32

     The Company also enters into interest rate swap agreements as part of its asset securitization programs. Swaps entered into by a seller in an exchange for a financial asset are considered part of the proceeds and recorded at fair value as a component of earnings. If such a swap were terminated, the impact on the fair value of the financial asset created by the sale of the related receivables would be estimated and included in earnings.

3.   Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

4.   Inter-Group Note Receivable
     ---------------------------

     During  the  first  quarter,   the  Circuit  City  Group  entered  into  an
     inter-group note with the CarMax Group to finance CarMax inventory purchases until a permanent inventory financing vehicle is established. The note is payable upon demand and bears interest at the Company's average borrowing rate. The balance as of August 31, 1997, was $123.9 million and is included with current assets on the balance sheet.

5.   Interest Rate Swaps
     -------------------

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to the credit card bank subsidiary. These swaps were entered into as part of the sale of receivables and are therefore included in the gain on the sale of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $0.3 million at August 31, 1997, compared with a gain of $0.1 million at February 28, 1997.

6.   Subsequent Event
     ----------------

     In September 1997, the Company announced that between the second quarter of this fiscal year and the first quarter of next year, it will invest an additional $100 million in Digital Video Express, LP ("Divx"), a partnership that has developed and will market a new home digital video system. The Company holds the majority ownership in the partnership. The Divx investment is allocated to the Circuit City Group and reduced net earnings by $2.8 million in the second quarter of this year compared with $1.6 million last year. For the six months ended August 31, 1997, the Divx investment reduced net earnings by $5.4 million compared with $3.4 million for the same period last year.


                                    17 of 32

                                     ITEM 2.

           CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           ----------------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

Sales for the second quarter of fiscal 1998 were $1.81 billion, an increase of 11 percent from $1.63 billion in the same period last year. Sales for the first half of fiscal 1998 were $3.49 billion, an increase of 12 percent from $3.13 billion in the same period last year. The total sales increase reflects the continued geographic growth of Circuit City Superstores, partly offset by a 2 percent comparable store sales decrease.

Circuit City comparable store sales (decreases) increases for the second quarter and first six months of fiscal years 1998 and 1997 were as follows:

                --------------------------------- --------------------------- ----------------------------
                             FY `98                      2nd Quarter                  Six Months
                --------------------------------- --------------------------- ----------------------------

                   JUN         JUL        AUG       FY '98        FY `97         FY '98        FY '97
                ----------- ----------- --------- ------------ -------------- ------------- -------------
                   (6%)        (5%)        4%        (2%)          (7%)           (2%)          (6%)
                ----------- ----------- --------- ------------ -------------- ------------- -------------

Second quarter Circuit City comparable store sales reflect weakening in the personal computer and consumer electronics categories early in the quarter, followed by significantly stronger sales during the final month. Comparable store sales reflect industry trends; management expects that Circuit City sales will remain soft as long as industry weakness continues.

During the quarter, Circuit City opened four stores in the New York metropolitan market; three stores in Dayton, Ohio; one store each in Detroit, Mich., Medford, Ore., and Wilkes-Barre, Penn.; replaced or expanded two stores in existing markets and opened two mall-based Circuit City Express locations. Circuit City plans to have opened approximately 60 Superstores and replaced approximately 15 existing stores by fiscal year end.

The table below details Circuit City retail units:

      -----------------------------------------------------------------------------------------------------------------
                                         Stores Open At End of Quarter               Estimate
                                  ---------------------------------------------
                                      Aug. 31, 1997         Aug. 31, 1996         Feb. 28, 1998        Feb. 28, 1997
      -----------------------------------------------------------------------------------------------------------------
      Superstore
      -----------------------------------------------------------------------------------------------------------------
        "D" Superstore                      103                     76                  115                   95
      -----------------------------------------------------------------------------------------------------------------
        "C" Superstore                      278                    258                  288                  278
      -----------------------------------------------------------------------------------------------------------------
        "B" Superstore                       59                     47                   75                   54
      -----------------------------------------------------------------------------------------------------------------
        "A" Superstore                       20                     12                   25                   16
      -----------------------------------------------------------------------------------------------------------------
      Electronics-Only                        4                      5                    4                    5
      -----------------------------------------------------------------------------------------------------------------
      Circuit City Express                   52                     41                   52                   45
      =================================================================================================================
      TOTAL                                 516                    439                  559                  493
      =================================================================================================================

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.7 percent of sales in the second quarter of fiscal 1998 and 6.2 percent in the second quarter of fiscal 1997. Third-party warranty revenue was
3.7 percent of sales in the second quarter of both fiscal 1998 and fiscal 1997. The total extended warranty revenue that is reported in total sales was 4.9 percent of sales in this year's second quarter versus 5.5 percent in the second quarter of last year.

                                    18 of 32

The percentage of merchandise sales by category is listed below:

        -------------------------------------------------------------------------------------------------
                                             2nd Quarter                         Six  Months
                                    Fiscal 1998       Fiscal 1997      Fiscal 1998       Fiscal 1997
        -------------------------------------------------------------------------------------------------
        TV                             16%               17%               16%               17%
        -------------------------------------------------------------------------------------------------
        VCR/Camcorders                 14                14                14                14
        -------------------------------------------------------------------------------------------------
        Audio                          16                17                17                18
        -------------------------------------------------------------------------------------------------
        Home Office                    23                23                24                23
        -------------------------------------------------------------------------------------------------
        Appliances                     19                19                18                18
        -------------------------------------------------------------------------------------------------
        Other                          12                10                11                10
        =================================================================================================
         TOTAL                        100%              100%              100%               100%
        =================================================================================================

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

Cost of Sales, Buying and Warehousing
-------------------------------------

The gross profit margin rose to 25.0 percent of sales in the second quarter of fiscal 1998 from 23.6 percent for the same period last year. For the six months ended August 31, 1997, gross margins increased to 24.5 percent of sales from
23.5 percent in the first half of fiscal 1997.

The gross profit margin increase reflects strong inventory management, limited personal computer sales and strength in the major appliance and wireless communications categories for the full quarter. During the second half of the fiscal year, management expects that the competitive climate in the electronics business and changes in the Circuit City merchandise mix will continue to affect gross margins.

Selling, General and Administrative Expenses
--------------------------------------------

The Group's  selling,  general and  administrative  expense ratio increased from
20.1 percent of sales in the second quarter of last year to 22.1 percent for the same period this year. For the six-month period ended August 31, 1997, the expense ratio was 22.2 percent of sales compared with 20.7 percent in the same period last year.

The higher ratio primarily reflects the impact of lower comparable store sales, a lower earnings contribution from the credit card bank subsidiary and a second quarter impact from the Group's Divx investment of approximately 25 basis points versus 16 basis points for the same period last year.

Interest Expense
----------------

Interest expense was 0.3 percent of sales in the second quarter and first six months of both fiscal 1998 and fiscal 1997.

Income Taxes
------------

The effective income tax rate was 38.1 percent in the second quarter of both fiscal 1998 and fiscal 1997. For the six months ended August 31, 1997, the effective income tax rate was 38.1 percent compared with 38.0 percent in the same period last year.

                                    19 of 32

Earnings Before Inter-Group Interest in the CarMax Group
--------------------------------------------------------

For the second quarter, earnings before Inter-Group Interest in the CarMax Group declined 10 percent from $32.6 million in fiscal 1997 to $29.2 million in fiscal 1998.

For the six months ended August 31, 1997, earnings before Inter-Group Interest in the CarMax Group were $42.9 million, a decline of 12 percent from $49.0 million in the same period last year.

Net Loss Related to Inter-Group Interest in the CarMax Group
------------------------------------------------------------

As expected, the CarMax Group incurred a net loss for the quarter and six months ended August 31, 1997. The net loss attributable to the Circuit City Group's Inter-Group Interest in the CarMax Group was $1.3 million in the second quarter and $2.3 million in the first six months of fiscal 1998, compared with a net loss of $1.0 million in the second quarter and $0.6 million in the first half of fiscal 1997.

Net Earnings
------------

Net earnings for the quarter ended August 31, 1997, decreased 12 percent to $27.9 million from $31.6 million in the same period last year. Net earnings per share declined 13 percent to 28 cents from 32 cents.

For the six months ended August 31, 1997, net earnings decreased 16 percent to $40.6 million from $48.4 million in the same period last year. Net earnings per share declined 16 percent to 41 cents from 49 cents.

For the second quarter, the investment in Divx reduced Circuit City Group net earnings by $2.8 million this year compared with $1.6 million last year. The Divx investment reduced Circuit City Group net earnings by $5.4 million for the first six months of fiscal 1998, compared with $3.4 million for the same period last year.

Liquidity and Capital Resources
-------------------------------

Total assets at August 31, 1997, were $3,117.1 million, up $108.8 million or 4 percent since February 28, 1997. An increase in the inter-group note receivable of $123.9 million was the primary contributor to total asset growth. A decrease in the rate of securitization of credit card accounts increased net accounts and notes receivable by $17.8 million. A decrease in inventory of $17.0 million reflects improved inventory management. Property and equipment decreased $9.5 million, largely because of completed sale-leaseback transactions.

The $41.2 million increase in accounts payable since the end of fiscal 1997 is attributable to planned and completed store openings.

The Company's credit card bank subsidiary has a master trust securitization facility for its private-label credit card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of August 31, 1997, the master trust program had a total program capacity of $1.18 billion. As of August 31, 1997, the Company's credit card bank subsidiary had an additional asset securitization program allowing the transfer of up to $1.56 billion in receivables related to its other bank card programs. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

Between the second quarter of this fiscal year and the first quarter of next fiscal year, the Company plans to invest an additional $100 million in Digital Video Express, LP, a partnership that has developed and will market a new digital home video system that has won support from four leading U.S. movie studios and three brand-name consumer electronics manufacturers. The Company holds the majority ownership in the partnership. The remaining interest is held by the Los Angeles entertainment law firm Ziffren, Brittenham, Branca & Fischer. The investment in Divx is allocated to the Circuit City Group. The Company expects that its investment will reduce Circuit City Group net earnings per share for the full fiscal year by approximately 27

                                    20 of 32
cents, including 3 cents recorded in the first quarter, 3 cents for the second quarter, 7 cents for the third quarter and another 14 cents in the fourth quarter. The remainder of the investment is expected to reduce net earnings per share in next fiscal year's first quarter by approximately 14 cents. (For further information about Divx see Part II., Item 5.)

The Group relies on the Company's external debt attributable to the Group to provide working capital needed to fund net assets not otherwise disposed of through sale-leasebacks or receivables securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. The Company also maintained $410 million in seasonal lines that are renewed annually with various banks and a $150 million revolving credit facility.

Forward-Looking Statements
--------------------------

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new concepts.

Divx, as a development stage enterprise, has had no product sales and there is no assurance that its research and development efforts will be successful, that it will ever have commercially accepted products, or that it will achieve significant sales of any such products. Other risks include Divx's limited operating history, history of operating losses, no assurance of successful operations, early state of market development, acquiring and maintaining licensing and manufacturing agreements, competition from substitute products and services, rapid technological change, dependence on key personnel, development or assertions by or against the Company relating to intellectual property rights, and the uncertainty of availability of additional financing.

Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1997 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1997.

                                    21 of 32

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                    ----------------------------------------
                                 Balance Sheets
                                 --------------
                             (Amounts in thousands)

                                                                                         Aug. 31, 1997        Feb. 28, 1997
                                                                                         -------------        -------------
                                                                                          (Unaudited)
ASSETS
------
Current assets:
Cash and cash equivalents                                                               $      130,046        $     170,421
Net accounts receivable                                                                         45,917               28,350
Inter-group receivable                                                                          98,006               48,147
Inventory                                                                                      128,758               82,260
Prepaid expenses and other current assets                                                        7,528                4,102
                                                                                        --------------        -------------

Total current assets                                                                           410,255              333,280

Property and equipment, net                                                                    162,773               92,174
Deferred income taxes                                                                            1,468                   42
Other assets                                                                                     1,651                1,691
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $      576,147        $     427,187
                                                                                        ==============        =============

LIABILITIES AND GROUP EQUITY
----------------------------
Current liabilities:
Accounts payable                                                                                53,511               28,293
Inter-group note payable                                                                       123,911                    -
Deferred income taxes                                                                            3,608                2,424
Accrued expenses and other current liabilities                                                   3,160                2,059
                                                                                        --------------        -------------

Total current liabilities                                                                      184,190               32,776

Deferred revenue and other liabilities                                                           3,109                2,595
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                              187,299               35,371

GROUP EQUITY                                                                                   388,848              391,816
                                                                                        --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                                                      $      576,147        $     427,187
                                                                                        ==============        =============

See accompanying notes to group financial statements.

                                    22 of 32

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                    ----------------------------------------
                      Statements of Operations (Unaudited)
                      ------------------------
                  (Amounts in thousands except per share data)

                                                               Three Months Ended                     Six Months Ended
                                                                   August 31,                            August 31,
                                                              1997               1996              1997               1996
                                                         --------------     -------------      -------------     --------------

Net sales and operating revenues                         $      206,433     $     132,216      $     383,987     $      256,910

Cost of sales                                                   187,563           121,269            348,488            233,844
                                                         --------------     -------------      -------------     --------------

Gross profit                                                     18,870            10,947             35,499             23,066
                                                         --------------     -------------      -------------     --------------

Selling, general and administrative expenses                     21,423            11,585             39,591             21,834

Interest expense                                                    299             1,155                765              2,275
                                                         --------------     -------------      -------------     --------------

Total expenses                                                   21,722            12,740             40,356             24,109
                                                         --------------     -------------      -------------     --------------

Loss before income tax benefit                                    2,852             1,793              4,857              1,043

Income tax benefit                                                1,112               745              1,894                433
                                                         --------------     -------------      -------------     --------------

Net loss                                                 $        1,740     $       1,048      $       2,963     $          610
                                                         ==============     =============      =============     ==============


Net loss attributable to:

    Circuit City Group common stock                      $        1,347     $       1,048      $       2,295     $          610
                                                                            =============                        ==============

    CarMax Group common stock                                       393                                  668
                                                         --------------                        -------------
                                                         $        1,740                        $       2,963
                                                         ==============                        =============

Weighted average common shares                                   21,915                               21,893
                                                         ==============                        =============

Net loss per share                                       $         0.02                        $        0.03
                                                         ==============                        =============

Dividends paid per common share                          $            -                        $           -
                                                         ==============                        =============



See accompanying notes to group financial statements.

                                    23 of 32

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                    ----------------------------------------
                      Statements of Cash Flows (Unaudited)
                      ------------------------
                             (Amounts in thousands)

                                                                                                  Six Months Ended
                                                                                                     August 31,
                                                                                             1997                  1996
                                                                                        --------------        -------------
Operating Activities:
---------------------
Net loss                                                                                $       (2,963)       $        (610)
Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                                                1,902                  857
    Provision for deferred income taxes                                                           (242)                 779
    Increase in deferred revenue and other liabilities                                             514                  620
    Increase in net accounts receivable                                                        (17,567)              (9,106)
    (Increase) decrease in inventory, prepaid expenses
       and other current assets                                                                (49,924)               2,103
    Decrease (increase) in other assets                                                             40               (1,685)
    Increase in accounts payable, accrued expenses and
       other current liabilities, and accrued income taxes                                      26,319                5,098
                                                                                        --------------        -------------
Net cash used in operating activities                                                          (41,921)              (1,944)
                                                                                        --------------        -------------


Investing Activities:
---------------------
Purchases of property and equipment                                                           (113,603)             (25,821)
Proceeds from sales of property and equipment                                                   41,102                3,707
Increase in inter-group receivable, net                                                        (49,859)                   -
                                                                                        --------------        -------------
Net cash used in investing activities                                                         (122,360)             (22,114)
                                                                                        --------------        -------------


Financing Activities:
---------------------
Proceeds from issuance of short-term debt, net                                                       -               17,904
Proceeds from issuance of long-term debt, net                                                        -                9,791
Proceeds from issuance of inter-group note payable, net                                        123,911                    -
Equity issuances, net                                                                               (5)                   -
                                                                                        --------------        -------------
Net cash provided by financing activities                                                      123,906               27,695
                                                                                        --------------        -------------

(Decrease) increase in cash and cash equivalents                                               (40,375)               3,637
Cash and cash equivalents at beginning of year                                                 170,421                2,219
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $      130,046        $       5,856
                                                                                        ==============        =============



See accompanying notes to group financial statements.

                                    24 of 32

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                    ----------------------------------------
                       Notes to Group Financial Statements
                       -----------------------------------
                                   (Unaudited)


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

2.   Accounting Policies
     -------------------

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

     Derivative Financial Instruments

     The Company enters into interest rate swap agreements to manage exposure to interest rates and to more closely match funding costs to the use of the funding.

     Interest rate swaps relating to long-term debt are classified as held for purposes other than trading and are accounted for on a settlement basis. In order to qualify for this accounting treatment, the swap must synthetically alter the nature of a designated underlying financial instrument. Under this method, payments or receipts due or owed under the swap agreement are accrued through each settlement date and recorded as a component of interest expense. If a swap designated as a synthetic alteration were to be terminated, any gain or loss on the termination would be deferred and recognized over the shorter of the original contractual life of the swap or the related life of the designated long-term debt.

                                    25 of 32

     The Company also enters into interest rate swap agreements as part of its asset securitization programs. Swaps entered into by a seller in an exchange for a financial asset are considered part of the proceeds and recorded at fair value as a component of earnings. If such a swap were terminated, the impact on the fair value of the financial asset created by the sale of the related receivables would be estimated and included in earnings.

3.   Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

4.   Inter-Group Note Payable
     ------------------------

     During the first quarter, the CarMax Group entered into an inter-group note with the Circuit City Group to finance inventory purchases until a permanent inventory financing vehicle is established. The note is payable upon demand and bears interest at the Company's average borrowing rate. Interest incurred on the note is recorded as interest expense. The balance as of August 31, 1997, was $123.9 million and is included with current liabilities on the balance sheet.

5.   Interest Rate Swaps
     -------------------

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $0.3 million at August 31, 1997, compared with a gain of $0.1 million at February 28, 1997.

     On behalf of the CarMax Group, the Company, during the quarter, entered into a 40-month amortizing swap with a notional amount of approximately $35 million related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was approximately $163 million at August 31, 1997, and $114 million at February 28, 1997. These swaps were entered into as part of the sale of receivables and, therefore, are included in the gain on the sale of receivables.

                                    26 of 32

                                     ITEM 2.

              CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              ----------------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

Sales for the second quarter of fiscal 1998 were $206.4 million, an increase of 56 percent from $132.2 million in the same period last year. For the six months ended August 31, 1997, total sales for the CarMax Group rose 49 percent to $384.0 million from $256.9 million in the same period last year. The total sales increase reflects six locations opened since the second quarter of last year and a CarMax comparable store sales increase. CarMax comparable store sales increases for the second quarter and first six months of fiscal years 1998 and 1997 were as follows:

       --------------------------------- --------------------------- ----------------------------
                    FY `98                      2nd Quarter                  Six Months
       --------------------------------- --------------------------- ----------------------------

          JUN         JUL        AUG       FY '98        FY `97         FY '98        FY '97
       ----------- ----------- --------- ------------ -------------- ------------- --------------
           6%         10%        11%         9%            26%           11%            21%
       ----------- ----------- --------- ------------ -------------- ------------- --------------

CarMax's comparable store sales increase for the second quarter reflects continued strong sales performance for the existing store base. At the end of the quarter, CarMax became the first used-car Superstore specialist operating in one of the nation's top five markets when it entered Washington/Baltimore with its largest Superstore to date. In June, CarMax opened its third Atlanta, Ga. location, which sells used cars and new cars under an agreement with Chrysler Corporation. In July, two CarMax locations were opened in Houston, Texas. During September, CarMax opened two Superstores, including its first stores in the Dallas/Ft. Worth market and in West Palm Beach, Florida. CarMax plans to have opened approximately 10 locations by the end of fiscal 1998.

      ------------------------------------------------------------------------------------------------------------------
                                         Stores Open At End of Quarter               Estimate
                                  ---------------------------------------------
                                      Aug. 31, 1997         Aug. 31, 1996         Feb. 28, 1998        Feb. 28, 1997
      ------------------------------------------------------------------------------------------------------------------
        "C" Superstore                        2                      1                    5                    1
      ------------------------------------------------------------------------------------------------------------------
        "B" Superstore                        3                      1                    5                    3
      ------------------------------------------------------------------------------------------------------------------
        "A" Superstore                        6                      3                    7                    3
      ==================================================================================================================
      TOTAL                                  11                      5                   17                    7
      ==================================================================================================================

For the CarMax Group, gross dollar sales from all extended warranty programs were 3.5 percent of sales in this year's second quarter and 3.4 percent in the same period last year. Third-party warranty revenue rose to 1.2 percent of sales in this year's second quarter from 0.9 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.3 percent of sales in this year's second quarter versus 0.7 percent in the second quarter of last year.

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

Cost of Sales
-------------

The gross profit margin rose to 9.1 percent of sales in the second quarter of fiscal 1998 from 8.3 percent for the same period last year. For the six months ended August 31, 1997, gross margins rose to 9.2 percent of sales from 9.0 percent in the first half of fiscal 1997. The increase in gross margins primarily reflects continued

                                    27 of 32
improvements in inventory management and the shifts in the vehicle sales mix.

Selling, General and Administrative Expenses
--------------------------------------------

As anticipated, the CarMax Group's selling, general and administrative expense ratio increased from 8.8 percent of sales in the second quarter of last year to
10.4 percent for the same period this year primarily because of increased expansion and associated corporate overhead costs. For the six months ended August 31, 1997, the expense ratio increased to 10.3 percent of sales from 8.5 percent for the same period last year.

Interest Expense
----------------

Interest expense decreased from 0.9 percent of sales in the second quarter of fiscal 1997 to 0.1 percent of sales in the same period this year. For the six months ended August 31, 1997, interest expense was 0.2 percent of sales compared with 0.9 percent in the same period last year. In fiscal 1997, interest expense was incurred on allocated debt used primarily to fund store expansion, inventory purchases and working capital. The decrease in interest expense as a percent of sales in this year's second quarter and first six months reflects the repayment of Circuit City debt allocated to the CarMax Group, using funds raised through the CarMax equity offering.

Income Taxes
------------

The effective income tax rate was 39.0 percent in the second quarter of fiscal 1998 versus 41.6 percent in the same period last year. For the six months ended August 31, 1997, the effective income tax rate was 39.0 percent compared with
41.5 percent in the same period last year and primarily reflects lower effective rates for state taxes.

Net Loss
--------

As expected, the CarMax Group incurred a net loss for the quarter ended August 31, 1997, of $1.7 million versus a net loss of $1.0 million for the same period last year. The net loss attributable to the CarMax Group stock outstanding was 2 cents per share in the second quarter of this fiscal year; no CarMax Group stock was outstanding in the second quarter of the prior fiscal year.

The net loss for the six months ended August 31, 1997, was $3.0 million compared with a net loss of $0.6 million for the same period last year. The net loss attributable to the CarMax Group stock outstanding was 3 cents per share in the first six months of this fiscal year; no CarMax Group stock was outstanding in the first six months of the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Total assets at August 31, 1997, were $576.1 million, up $148.9 million or 35 percent since February 28, 1997. The largest contributor to the asset increase was a $70.6 million increase in property and equipment, largely because of planned store openings. Net accounts receivable increased by $17.6 million, resulting from increased auto loans made by First North American Credit Corporation, the Group's installment lending division.

To support new store expansion and the purchase of inventory, accounts payable increased $25.2 million and the inter-group note payable increased $123.9 million from the end of fiscal 1997.

As of August 31, 1997, the Company had an asset securitization program operated through a special purpose subsidiary on behalf of the CarMax Group that allowed the transfer of up to $225 million in auto loan receivables. The Company anticipates that it will be able to expand the CarMax securitization programs to meet future needs.

                                    28 of 32

The Group relies on the Company's allocated external debt to fund operating deficits and to provide working capital needed to fund net assets not otherwise disposed of through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At August 31, 1997, the Company also maintained $410 million in seasonal lines that are renewed annually with various banks as well as a $150 million revolving credit facility.

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

                                    29 of 32

                           PART II. OTHER INFORMATION

Item 5. Other Information.

On September 8, 1997, the Company announced that it will increase its investment in Digital Video Express, LP, a partnership that has developed a new system for DVD players which is designed to provide significant copyright protection for movies released on Divx digital discs and is expected to set a new standard for home video convenience.

A commitment to invest an additional $100 million positions the Company as Divx's majority partner, with approximately two-thirds of the equity. The remaining equity is held directly or indirectly by members of the Los Angeles entertainment law firm Ziffren, Brittenham, Branca & Fischer. The investment in Divx is allocated to the Circuit City Group.

The new Divx system has won support from major movie studios, including Disney's Buena Vista Home Entertainment, Paramount Home Video, Inc., Universal Home Video, Inc. and DreamWorks SKG, and from leading consumer electronics manufacturers, including Zenith Electronics Corporation, Thomson Consumer Electronics and Matsushita Electric. Divx allows consumers to purchase physical ownership of a special, encrypted movie disc for a suggested price of less than $5. The purchase price includes a two-day viewing period that begins when the consumer inserts the disc into a DVD player equipped with the Divx capability and pushes play for the first time. Divx players will play all standard DVD discs, but the lower-priced Divx discs cannot be played on standard DVD players.

The Divx disc is never returned so the consumer never has to pay late fees. The disc can become part of the consumer's home video library, with additional viewing periods easily purchased through the Divx player. Consumers also will be able, through the player, to convert many titles to unlimited viewing for a one-time fee, and certain titles will be available for purchase in the store as unlimited viewing discs.

Because the discs are purchased by the consumer, Divx expects to make ample supply available to meet the high demand that occurs when new titles are released to the rental market. The movie studios have signed multi-year agreements to provide all new titles and almost a thousand catalog titles for release on Divx discs. Divx's new titles will be released to the public on the same date as VHS tapes. More than 100 titles are expected to be available at product launch, with a total of approximately 500 available within the first year.

Zenith expects to introduce Divx players as part of the high-end Zenith-Inteq series in a limited launch next spring. Thomson, under the RCA and Proscan brand names, and Matsushita, under the Panasonic brand name, expect to offer players nationwide next summer.

Divx will license and distribute studio productions in its proprietary, digital format and authorize access to those productions via its host computer system. Divx also will license the proprietary hardware architecture to the consumer electronics manufacturers.

                                    30 of 32

Item 6.      Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      Index to Exhibits:

                      (3)      Articles of Incorporation and Bylaws

                               (i) Bylaws of the Company as amended and restated August 19, 1997, are filed herewith.

                     (27)      Financial Data Schedule

              (b)     Reports on Form 8-K

                      None.
                                    31 of 32

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




October 15, 1997

                                    32 of 32