Form 10-Q
period 1997-11-30
CIRCUIT CITY STORES INC
filed 1998-01-14
CIK 104599

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 1997

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

        Yes    X                                                      No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                     Class                                                   Outstanding at December 31,1997
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                           98,749,064
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                                 22,159,674


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 30.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                     Page
                                                                                                      No.
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Financial Statements:

                     Consolidated Balance Sheets -
                     November 30, 1997 and February 28, 1997                                          4

                     Consolidated Statements of Earnings -
                     Three Months and Nine Months Ended November 30, 1997 and 1996                    5

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended November 30, 1997 and 1996                                     6

                     Notes to Consolidated Financial Statements                                       7

                  Circuit City Group Financial Statements:

                     Circuit City Group Balance Sheets -
                     November 30, 1997 and February 28, 1997                                         13

                     Circuit City Group Statements of Earnings -
                     Three Months and Nine Months Ended November 30, 1997 and 1996                   14

                     Circuit City Group Statements of Cash Flows -
                     Nine Months Ended November 30, 1997 and 1996                                    15

                     Notes to Circuit City Group Financial Statements                                16

                  CarMax Group Financial Statements:

                     CarMax Group Balance Sheets -
                     November 30, 1997 and February 28, 1997                                         22

                     CarMax Group Statements of Operations -
                     Three Months and Nine Months Ended November 30, 1997 and 1996                   23

                     CarMax Group Statements of Cash Flows -
                     Nine Months Ended November 30, 1997 and 1996                                    24

                     Notes to CarMax Group Financial Statements                                      25

      Item 2.     Management's Discussion and Analysis:

                     Circuit City Stores, Inc. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                                 9

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                                18

                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                                27




PART II.             OTHER INFORMATION


      Item 6.        Exhibits and Reports on Form 8-K                                                30


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                         Nov. 30, 1997        Feb. 28, 1997
                                                                                          (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                               $       76,895        $     202,643
Net accounts and notes receivable                                                              552,923              531,974
Inventory                                                                                    1,983,602            1,392,363
Deferred income taxes                                                                               --               21,340
Prepaid expenses and other current assets                                                       49,513               14,813
                                                                                        --------------        -------------

Total current assets                                                                         2,662,933            2,163,133

Property and equipment, net                                                                  1,027,694              886,091
Other assets                                                                                    39,404               31,949
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    3,730,031        $   3,081,173
                                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                                                  $        1,086        $       1,490
Accounts payable                                                                             1,000,223              720,754
Short-term debt                                                                                382,610                  347
Accrued expenses and other current liabilities                                                  91,608              105,500
Accrued income taxes                                                                             5,192                8,560
Deferred income taxes                                                                            2,389                   --
                                                                                        --------------        -------------

Total current liabilities                                                                    1,483,108              836,651

Long-term debt, excluding current installments                                                 424,695              430,290
Deferred revenue and other liabilities                                                         133,379              166,295
Deferred income taxes                                                                           23,195               33,081
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            2,064,377            1,466,317
                                                                                        --------------        -------------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
     175,000,000 shares authorized; 98,734,000 shares
     issued and outstanding as of November 30, 1997                                             49,367               49,089
CarMax Group common stock, $0.50 par value;
     175,000,000 shares authorized; 22,156,000 shares
     issued and outstanding as of November 30, 1997                                             11,078               10,930
Capital in excess of par value                                                                 515,633              506,823
Retained earnings                                                                            1,089,576            1,048,014
                                                                                        --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                                   1,665,654            1,614,856
                                                                                        --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    3,730,031        $   3,081,173
                                                                                        ==============        =============

See accompanying notes to consolidated financial statements.




                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)


                                                                  Three Months Ended                   Nine Months Ended
                                                                     November 30,                         November 30,
                                                               1997              1996               1997               1996
                                                         --------------     -------------      -------------     --------------

Net sales and operating revenues                         $    2,144,219     $   1,863,947          6,021,695     $    5,246,256

Cost of sales, buying and warehousing                         1,662,466         1,441,088          4,649,235          4,064,799
                                                         --------------     -------------      -------------     --------------

Gross profit                                                    481,753           422,859          1,372,460          1,181,457
                                                         --------------     -------------      -------------     --------------

Selling, general and administrative expenses                    455,641           381,804          1,269,981          1,051,190

Interest expense                                                  6,857             9,122             18,772             20,348
                                                         --------------     -------------      -------------     --------------

Total expenses                                                  462,498           390,926          1,288,753          1,071,538
                                                         --------------     -------------      -------------     --------------

Earnings before income taxes                                     19,255            31,933             83,707            109,919

Provision for income taxes                                        7,318            12,146             31,810             41,766
                                                         --------------     -------------      -------------     --------------

Net earnings                                             $       11,937     $      19,787             51,897     $       68,153
                                                         ==============     =============      =============     ==============

Net earnings (loss) attributable to:

    Circuit City Group common stock                      $       14,012     $      19,787      $      54,640     $       68,153
                                                                            =============                        ==============
    CarMax Group common stock                                    (2,075)                              (2,743)
                                                         --------------                        -------------

                                                         $       11,937                        $      51,897
                                                         ==============                        =============

Weighted average common shares and common share equivalents:

    Circuit City Group common stock                             100,200            99,489             99,979             99,335
                                                         ==============     =============      =============     ==============
    CarMax Group common stock                                    22,118                               21,968
                                                         ==============                        =============


Net earnings (loss) per share:

    Circuit City Group common stock                      $         0.14     $        0.20      $        0.55     $         0.69
                                                         ==============     =============      =============     ==============
    CarMax Group common stock                            $        (0.09)                       $       (0.12)
                                                         ==============                        =============


Dividends paid per common share:

    Circuit City Group common stock                      $        0.035     $       0.035      $       0.105     $        0.100
                                                         ==============     =============      =============     ==============
    CarMax Group common stock                            $           --                        $          --
                                                         ==============                        =============

See accompanying notes to consolidated financial statements.


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)
                                                                                                  Nine Months Ended
                                                                                                    November 30,
                                                                                             1997                  1996
                                                                                        --------------        -------------
Operating Activities:
Net earnings                                                                            $       51,897        $      68,153
Adjustments to reconcile net earnings to net cash used
    in operating activities:
    Depreciation and amortization                                                               92,947               74,614
    Loss (gain) on sales of property and equipment                                               1,450               (1,117)
    Provision for deferred income taxes                                                         13,843               14,695
    Decrease in deferred revenue and other liabilities                                         (32,916)             (39,958)
    Increase in net accounts and notes receivable                                              (20,949)            (113,119)
    Increase in inventory and prepaid expenses
       and other current assets                                                               (625,939)            (582,441)
    Increase in other assets                                                                    (7,455)              (2,372)
    Increase in accounts payable, accrued expenses and
       other current liabilities, and accrued income taxes                                     262,209              246,297
                                                                                        --------------        -------------
Net cash used in operating activities                                                         (264,913)            (335,248)
                                                                                        --------------        -------------

Investing Activities:
Purchases of property and equipment                                                           (438,080)            (400,408)
Proceeds from sales of property and equipment                                                  202,080              200,871
                                                                                        --------------        -------------
Net cash used in investing activities                                                         (236,000)            (199,537)
                                                                                        --------------        -------------

Financing Activities:
Proceeds from issuance of short-term debt, net                                                 382,263              501,101
Proceeds from issuance of long-term debt                                                            --               32,088
Principal payments on long-term debt                                                            (5,999)              (1,189)
Proceeds from issuance of common stock, net                                                      9,236               10,161
Dividends paid on Circuit City Group common stock                                              (10,335)              (9,770)
                                                                                        --------------        -------------
Net cash provided by financing activities                                                      375,165              532,391
                                                                                        --------------        -------------

Decrease in cash and cash equivalents                                                         (125,748)              (2,394)
Cash and cash equivalents at beginning of year                                                 202,643               43,704
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $       76,895        $      41,310
                                                                                        ==============        =============


See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

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

3.   Gains on Securitizations

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 1997. SFAS No. 125 requires the Company to recognize gains on securitizations which qualify as sales. Gains recognized on securitizations for the Circuit City Group's bank subsidiary increased servicing revenue by $7 million and $16 million for the three and nine-month periods ended November 30, 1997, respectively, compared with no gains recognized for the three and nine-month periods ended November 30, 1996. Gains recognized on securitizations for the CarMax Group's installment lending division increased servicing revenue by $1 million and $3 million for the three and nine-month periods ended November 30, 1997, respectively, compared to $2 million recognized under SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse," for both the three and nine-month periods ended November 30, 1996.

4.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

5.   Interest Rate Swaps

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to the credit card bank subsidiary. These swaps were entered into as part of the sale of receivables and are therefore included in the gain on the sale of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $1.1 million at November 30, 1997, compared with a gain of $0.1 million at February 28, 1997.

     On behalf of the CarMax Group, the Company, during the quarter, entered into a new 40-month amortizing swap with a notional amount of approximately $46 million related to an auto loan receivable securitization. The total notional amount of all CarMax swaps was approximately $195 million at November 30, 1997 and $114 million at February 28, 1997. These swaps were entered into as part of the sale of receivables and are therefore included in the gain on the sale of receivables.

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the third quarter of fiscal 1998 were $2.14 billion, an increase of 15 percent from $1.86 billion in the same period last year. Sales for the first nine months of the fiscal year were $6.02 billion, an increase of 15 percent from $5.25 billion in the same period last year. The total sales increase reflects continued geographic growth of Circuit City Superstores, partly offset by a comparable store sales decrease. For the third quarter, CarMax produced strong sales at the two new-car franchises, but used-car sales were below expectations, reflecting the strong promotional environment in the new-car industry and the high percentage of new locations in partially stored markets.

Circuit City and CarMax comparable store sales (decreases) increases for the third quarter and first nine months of fiscal years 1998 and 1997 were as follows:

---------------------------------------------------------------------------------------------------------------------
                                     FY '98                          3rd Quarter                 Nine Months
                    ----------------------------------------- --------------------------- ---------------------------
                        SEPT          OCT           NOV          FY '98        FY '97        FY '98        FY '97
--------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Circuit City Group      (3%)           0%           (3%)          (2%)         (10%)          (2%)          (7%)
------------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
CarMax Group             6%            5%            0%            4%           22%            9%           21%
------------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------

Third quarter Circuit City comparable store sales continue to reflect industry trends, especially lower average retail prices in most categories. Management expects that Circuit City sales will remain soft as long as industry weakness continues. The CarMax comparable store sales increase for the third quarter ended November 30, 1997, reflects strong new-car sales, offset by lower than expected used-car sales due to prolonged discounting and lower introductory pricing in the new-car industry.

During the quarter, Circuit City opened a total of 33 new store locations, nine of which are in the New York metropolitan market. During the quarter, Circuit City also entered Toledo, Ohio, with two stores; Spokane, Wash., with two stores; Columbus, Ohio, with three stores and Indianapolis, Ind., with three stores. Circuit City added two stores in both Detroit, Mich., and Houston, Texas. Circuit City also added one new store in each of the following cities:
Green Bay, Wisc.; Boise, Idaho; Burlington, Vt.; Jackson, Miss.; Kingsport, Tenn.; New Orleans, La.; Boston, Mass.; Pittsburgh, Penn.; Denver, Colo.; and Washington, D.C. Circuit City plans to have opened approximately 60 Superstores and replaced approximately 15 existing stores by fiscal year end.

During the third quarter, CarMax opened its first Superstore in Dallas, Texas, and its first two stores in South Florida. In early December, CarMax opened a second location in Dallas, Texas, and reached a critical mass in Houston with the opening of its third store. CarMax plans to have opened approximately 10 locations by the end of fiscal 1998.

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.4 percent of sales in the third quarter of fiscal 1998 and 6.1 percent in the third quarter of fiscal 1997. Third-party warranty revenue was
3.5 percent of sales in the third quarter of fiscal 1998 compared with 3.7 percent of sales in fiscal 1997. The total extended warranty revenue that is reported in total sales was 4.5 percent of sales in this year's third quarter versus 5.2 percent in the third quarter of last year.

For the CarMax Group, gross dollar sales from all extended warranty programs were 3.8 percent of sales in this year's third quarter and 3.5 percent in the same period last year. Third-party warranty revenue increased to 1.4 percent of sales in this year's third quarter from 1.1 percent in the same period last year. The total extended warranty revenue that is reported in total sales was
1.5 percent of sales in the third quarter of fiscal 1998 compared with 1.2 percent of sales for the same period last year.

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

Cost of Sales, Buying and Warehousing

The gross profit margin decreased to 22.5 percent of sales in the third quarter of fiscal 1998 from 22.7 percent of sales in the same period last year. For the nine months ended November 30, 1997, the gross profit margin increased to 22.8 percent of sales from 22.5 percent of sales in the first nine months of fiscal 1997.

For the quarter, the decrease in gross margin primarily reflects the increase in CarMax sales as a percentage of total sales. Lower introductory pricing and prolonged discounting by the new-car market pressured used-car pricing during the quarter for the CarMax Group. For the Circuit City Group, gross margin increased, reflecting strong inventory management and strength in higher profit margin categories such as major appliances, digital satellite systems and wireless communications. The gross margin increase for the nine months ended November 30, 1997, reflects strong inventory management along with increased sales of higher margin products for the Circuit City Group. This increase was partly offset by the CarMax Group gross margin decrease, which reflects downward pressure on pricing in the third quarter, partly offset by improved inventory management early in the year. Management expects that the competitive climate in the electronics business, changes in the Circuit City merchandise mix, and the increased sales volume from CarMax will continue to affect gross margins.

Selling, General and Administrative Expenses

The Company's selling,  general and administrative  expense ratio increased from
20.5 percent of sales in the third quarter of last year to 21.2 percent for the same period this year. For the nine-month period ended November 30, 1997, the expense ratio was 21.1 percent of sales compared with 20.0 percent in the same period last year.

The higher ratio primarily reflects the impact of lower Circuit City comparable store sales; a lower earnings contribution from the credit card bank subsidiary; CarMax expansion and corporate overhead costs and CarMax third quarter sales trends; and a third quarter impact from the Digital Video Express, L.P. ("Divx") investment of approximately 38 basis points versus 16 basis points last year. For the first nine months of fiscal 1998, the investment in Divx increased the expense ratio by 29 basis points compared with 16 basis points for the same period last year.

Interest Expense

Interest expense for the third quarter of fiscal 1998 decreased to 0.4 percent of sales from 0.5 percent in last year's third quarter. For the nine-month period, interest expense decreased from 0.4 percent of sales in fiscal 1997 to
0.3 percent this fiscal year.

Income Taxes

The effective income tax rate was 38.0 percent in the third quarter and also the first nine months of both fiscal 1998 and fiscal 1997.

Net Earnings

Net earnings for the quarter ended November 30, 1997, decreased 40 percent to $11.9 million from $19.8 million in the same period last year. Net earnings decreased 24 percent to $51.9 million for the nine-month period ended November 30, 1997, from $68.2 million in the same period last year.

Liquidity and Capital Resources

Total assets at November 30, 1997, were $3,730.0 million, up $648.9 million or 21 percent since February 28, 1997. The largest contributor to the asset increase was the $591.2 million growth in inventory to support new and planned store openings and the Circuit City holiday season sales volume. Property and equipment, net, increased $141.6 million to support new CarMax locations. Net accounts and notes receivable increased $20.9 million, resulting from increased auto loans made by First North American Credit Corporation, CarMax's installment lending division.

To support new store openings for both Circuit City and CarMax and seasonal inventory for the Circuit City Group, accounts payable and short-term debt increased $279.5 million and $382.3 million, respectively, from the end of fiscal 1997.

The Company's credit card bank subsidiary, included in the Circuit City Group, has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of November 30, 1997, the master trust program had a total program capacity of $1.15 billion. During the quarter, the Company's credit card bank subsidiary created a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of November 30, 1997, the bankcard master trust program had a total program capacity of $2.05 billion. As of November 30, 1997, the Company also had an asset securitization program operated through a special purpose subsidiary on behalf of the CarMax Group that allowed the transfer of up to $225 million in auto loan receivables. This amount increased to $300 million following the end of the third quarter. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

Between the second quarter of this fiscal year and the first quarter of next fiscal year, the Company plans to invest an additional $100 million in Digital Video Express, L.P., a partnership that has developed and will market a new home digital video system that has won support from leading U.S. movie studios and brand-name consumer electronics manufacturers. The Company holds the majority ownership in the partnership. The remaining interest is held by the Los Angeles entertainment law firm Ziffren, Brittenham, Branca & Fischer. The investment in Divx is allocated to the Circuit City Group.

The Company generally expects to continue its existing long-term capitalization strategy for the balance of the current fiscal year. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases, and proceeds of the recent CarMax equity offering, and that securitization transactions will be used to finance the growth in credit card and auto loan receivables. In addition, management is considering other capitalization alternatives related to Divx expansion and CarMax inventory. At November 30, 1997, the Company maintained $410 million in seasonal lines that are renewed annually with various banks as well as a $150 million revolving credit facility.

Year 2000 Conversion

In fiscal 1997, the Company began a year 2000 date conversion project to address all necessary code changes, testing and implementation for all of its systems. The Company has, and will continue, to evaluate appropriate courses of corrective action, including replacement of certain systems for which the associated costs are recorded as assets and amortized. Project completion is expected by the end of fiscal 1999. The Company does not expect the amounts required to be expensed over the next two years to have a material impact on its financial position or results of operations. In addition, the Company is coordinating with other entities with which it electronically interacts to address potential year 2000 issues in order to minimize the potential adverse consequences, if any, that could result from the failure of such entities to address this issue.

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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                                        Nov. 30, 1997         Feb. 28, 1997
                                                                                         (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $      65,635         $      32,222
Net accounts and notes receivable                                                             500,861               503,624
Inter-group note receivable                                                                   123,697                     -
Merchandise inventory                                                                       1,856,422             1,310,103
Deferred income taxes                                                                           1,678                23,764
Prepaid expenses and other current assets                                                      41,226                10,711
                                                                                        -------------         -------------

Total current assets                                                                        2,589,519             1,880,424

Property and equipment, net                                                                   814,314               793,917
Inter-Group Interest in the CarMax Group                                                      293,575               303,657
Other assets                                                                                   37,793                30,258
                                                                                        -------------         -------------

TOTAL ASSETS                                                                            $   3,735,201         $   3,008,256
                                                                                        =============         =============

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                                                  $       1,086         $       1,490
Accounts payable                                                                              964,099               692,461
Short-term debt                                                                               382,610                   347
Inter-group payable                                                                           137,081                48,147
Accrued expenses and other current liabilities                                                 87,558               103,441
Accrued income taxes                                                                            5,192                 8,560
                                                                                        -------------         -------------

Total current liabilities                                                                   1,577,626               854,446

Long-term debt, excluding current installments                                                424,695               430,290
Deferred revenue and other liabilities                                                        130,153               163,700
Deferred income taxes                                                                          23,284                33,123
                                                                                        -------------         -------------

TOTAL LIABILITIES                                                                           2,155,758             1,481,559

GROUP EQUITY                                                                                1,579,443             1,526,697
                                                                                        -------------         -------------

TOTAL LIABILITIES AND GROUP EQUITY                                                      $   3,735,201         $   3,008,256
                                                                                        =============         =============

See accompanying notes to group financial statements.




                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)


                                                                Three Months Ended                     Nine Months Ended
                                                                    November 30,                          November 30,
                                                               1997              1996               1997               1996
                                                         --------------     -------------      -------------     --------------

Net sales and operating revenues                         $    1,917,133     $   1,745,538      $   5,410,622      $   4,870,937

Cost of sales, buying and warehousing                         1,450,737         1,330,934          4,089,018          3,720,801
                                                         --------------     -------------      -------------      -------------

Gross profit                                                    466,396           414,604          1,321,604          1,150,136
                                                         --------------     -------------      -------------      -------------

Selling, general and administrative expenses                    425,631           368,797          1,200,380          1,016,348

Interest expense                                                  6,525             7,185             17,675             16,137
                                                         --------------     -------------      -------------      -------------

Total expenses                                                  432,156           375,982          1,218,055          1,032,485
                                                         --------------     -------------      -------------      -------------

Earnings before income taxes and
    Inter-Group Interest in the CarMax Group                     34,240            38,622            103,549            117,651

Provision for income taxes                                       13,162            14,922             39,548             44,975
                                                         --------------     -------------      -------------      -------------

Earnings before Inter-Group Interest
    in the CarMax Group                                          21,078            23,700             64,001             72,676

Net loss related to Inter-Group
    Interest in the CarMax Group                                  7,066             3,913              9,361              4,523
                                                         --------------     -------------      -------------      -------------

Net earnings                                             $       14,012     $      19,787      $      54,640      $      68,153
                                                         ==============     =============      =============      =============

Weighted average common shares
    and common share equivalents                                100,200            99,489             99,979             99,335
                                                         ==============     =============      =============      =============

Net earnings per share                                   $         0.14     $        0.20      $        0.55     $         0.69
                                                         ==============     =============      =============     ==============

Dividends paid per common share                          $        0.035     $       0.035      $       0.105     $        0.100
                                                         ==============     =============      =============     ==============

See accompanying notes to group financial statements.




                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Nine Months Ended
                                                                                                    November 30,
                                                                                             1997                  1996
                                                                                        --------------        -------------
Operating Activities:
Net earnings                                                                            $       54,640        $      68,153
Adjustments to reconcile net earnings to net cash used
    in operating activities:
    Net loss related to Inter-Group Interest
       in the CarMax Group                                                                       9,361                4,523
    Depreciation and amortization                                                               89,577               73,307
    Loss (gain) on sales of property and equipment                                               1,450               (1,117)
    Provision for deferred income taxes                                                         12,247               13,231
    Decrease in deferred revenue and other liabilities                                         (33,547)             (40,808)
    Decrease (increase) in net accounts and notes receivable                                     2,763             (103,476)
    Increase in merchandise inventory and prepaid
       expenses and other current assets                                                      (576,834)            (573,107)
    Increase in other assets                                                                    (7,535)                (184)
    Increase in accounts payable, accrued expenses and
       other current liabilities, and accrued income taxes                                     252,387              238,314
                                                                                        --------------        -------------
Net cash used in operating activities                                                         (195,491)            (321,164)
                                                                                        --------------        -------------

Investing Activities:
Purchases of property and equipment                                                           (272,402)            (339,903)
Proceeds from sales of property and equipment                                                  160,978              195,435
Issuance of inter-group note receivable, net                                                  (123,697)                  --
                                                                                        --------------        -------------
Net cash used in investing activities                                                         (235,121)            (144,468)
                                                                                        --------------        -------------

Financing Activities:
Increase in inter-group payable, net                                                            88,934                   --
Proceeds from issuance of short-term debt, net                                                 382,263              419,393
(Principal payments on) proceeds from issuance of long-term debt, net                           (5,999)              36,852
Equity issuances, net                                                                            9,162               10,161
Dividends paid                                                                                 (10,335)              (9,770)
                                                                                        --------------        -------------
Net cash provided by financing activities                                                      464,025              456,636
                                                                                        --------------        -------------

Increase (decrease) in cash and cash equivalents                                                33,413               (8,996)
Cash and cash equivalents at beginning of year                                                  32,222               41,485
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $       65,635        $      32,489
                                                                                        ==============        =============



See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

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

3.   Gains on Securitizations

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 1997. SFAS No. 125 requires the Company to recognize gains on securitizations which qualify as sales. Gains recognized on securitizations for the Circuit City Group's bank subsidiary increased servicing revenue by $7 million and $16 million for the three and nine-month periods ended November 30, 1997, respectively, compared with no gains recognized for the three and nine-month periods ended November 30, 1996.

4.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issue SFAS No. 128, "Earnings Per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

5.   Inter-Group Note Receivable

     During  the  first  quarter,   the  Circuit  City  Group  entered  into  an
     inter-group note with the CarMax Group to finance CarMax inventory purchases until a permanent inventory financing vehicle is established. The note is payable upon demand and bears interest at the Company's average borrowing rate. The balance as of November 30, 1997, was $123.7 million and is included with current assets on the balance sheet.

6.   Interest Rate Swaps

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to the credit card bank subsidiary. These swaps were entered into as part of the sale of receivables and are therefore included in the gain on the sale of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $1.1 million at November 30, 1997, compared with a gain of $0.1 million at February 28, 1997.

                                     ITEM 2.

           CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the third quarter of fiscal 1998 were $1.92 billion, an increase of 10 percent from $1.75 billion in the same period last year. Sales for the first nine months of fiscal 1998 were $5.41 billion, an increase of 11 percent from $4.87 billion in the same period last year. The total sales increase reflects the continued geographic growth of Circuit City Superstores, partly offset by a comparable store sales decrease.

Circuit City comparable store sales changes for the third quarter and first nine months of fiscal years 1998 and 1997 were as follows:

-----------------------------------------------------------------------------------------
             FY '98                     3rd Quarter                  Nine Months
--------------------------------- ------------------------- -------------- --------------
   SEPT        OCT        NOV       FY '98       FY '97        FY '98          FY '97
----------- ----------- --------- ------------ ------------ -------------- --------------
   (3%)         0%        (3%)       (2%)         (10%)         (2%)            (7%)
----------- ----------- --------- ------------ ------------ -------------- --------------

In the third quarter, Circuit City comparable store sales continued to reflect industry trends, especially lower average retail prices in most categories. Management expects that Circuit City sales will remain soft as long as industry weakness continues.

During the quarter, Circuit City opened a total of 33 new store locations, nine of which are in the New York metropolitan market. During the quarter, Circuit City also entered Toledo, Ohio, with two stores; Spokane, Wash., with two stores; Columbus, Ohio, with three stores and Indianapolis, Ind., with three stores. Circuit City added two stores in both Detroit, Mich., and Houston, Texas. Circuit City also added one new store in each of the following cities:
Green Bay, Wisc.; Boise, Idaho; Burlington, Vt.; Jackson, Miss.; Kingsport, Tenn.; New Orleans, La.; Boston, Mass.; Pittsburgh, Penn.; Denver, Colo.; and Washington, D.C. Circuit City plans to have opened approximately 60 Superstores and replaced approximately 15 existing stores by fiscal year end.

The table below details Circuit City retail units:

-----------------------------------------------------------------------------------------------------------
                                 Stores Open At End of Quarter              Estimate
                            ---------------------------------------
                             Nov. 30, 1997         Nov. 30, 1996         Feb. 28, 1998        Feb. 28, 1997
Superstore
-----------------------------------------------------------------------------------------------------------
  "D" Superstore                   110                    94                  115                   95
-----------------------------------------------------------------------------------------------------------
  "C" Superstore                   292                   271                  287                  278
-----------------------------------------------------------------------------------------------------------
  "B" Superstore                    69                    51                   75                   54
-----------------------------------------------------------------------------------------------------------
  "A" Superstore                    22                    13                   26                   16
-----------------------------------------------------------------------------------------------------------
Electronics-Only                     4                     5                    4                    5
-----------------------------------------------------------------------------------------------------------
Circuit City Express                52                    47                   52                   45
===========================================================================================================
TOTAL                              549                   481                  559                  493
===========================================================================================================


For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.4 percent of sales in the third quarter of fiscal 1998 and 6.1 percent in the third quarter of fiscal 1997. Third-party warranty revenue was
3.5 percent of sales in the third quarter of fiscal 1998 compared with 3.7 percent of sales in fiscal 1997. The total extended warranty revenue that is reported in total sales was 4.5 percent of sales in this year's third quarter versus 5.2 percent in the third quarter of last year.

The percentage of merchandise sales by category is listed below:


--------------------------------------------------------------------------------------------
                                     3rd Quarter                       Nine  Months
                           -------------------------------     -----------------------------
                           Fiscal 1998       Fiscal 1997      Fiscal 1998       Fiscal 1997
                          -------------    --------------    -------------     -------------
TV                             20%               20%               18%              18%
--------------------------------------------------------------------------------------------
VCR/Camcorders                 12                13                13               14
--------------------------------------------------------------------------------------------
Audio                          16                17                16               17
--------------------------------------------------------------------------------------------
Home Office                    24                25                24               24
--------------------------------------------------------------------------------------------
Appliances                     17                15                18               17
--------------------------------------------------------------------------------------------
 Other                         11                10                11               10
============================================================================================
 TOTAL                        100%              100%              100%             100%
============================================================================================

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

Cost of Sales, Buying and Warehousing

The gross profit margin increased to 24.3 percent of sales in the third quarter of fiscal 1998 from 23.8 percent for the same period last year. For the nine months ended November 30, 1997, the gross margin increased to 24.4 percent of sales from 23.6 percent in the first nine months of fiscal 1997.

The gross profit margin increase reflects strong inventory management and strength in higher profit margin categories such as major appliances, digital satellite systems and wireless communications. Management expects that the competitive climate in the electronics business and changes in the Circuit City merchandise mix will continue to affect gross margins.

Selling, General and Administrative Expenses

The Group's  selling,  general and  administrative  expense ratio increased from
21.1 percent of sales in the third quarter of last year to 22.2 percent for the same period this year. For the nine-month period ended November 30, 1997, the expense ratio was 22.2 percent of sales compared with 20.9 percent in the same period last year.

The higher ratio primarily reflects the impact of lower comparable store sales, a lower earnings contribution from the credit card bank subsidiary and a third quarter impact from the Group's Divx investment of approximately 43 basis points versus 17 basis points for the same period last year. Divx increased the expense ratio by 32 basis points in the first nine months of fiscal 1998 compared with 17 basis points for the same period last year.

Interest Expense

Interest expense for the third quarter of fiscal 1998 decreased to 0.3 percent of sales from 0.5 percent in last year's third quarter. For the nine-month period, interest expense was 0.3 percent of sales for both fiscal 1998 and fiscal 1997.

Income Taxes

The effective income tax rate was 38.4 percent in the third quarter of fiscal 1998 compared with 38.6 percent for the same period last year. For the first nine months, the effective income tax rate was 38.2 percent for both fiscal 1998 and fiscal 1997.

Earnings Before Inter-Group Interest in the CarMax Group

For the third quarter, earnings before Inter-Group Interest in the CarMax Group decreased 11 percent from $23.7 million in fiscal 1997 to $21.1 million in fiscal 1998. For the nine months ended November 30, 1997, earnings before Inter-Group Interest in the CarMax Group were $64.0 million, a decrease of 12 percent from $72.7 million in the same period last year.

The results for both years include the investment in Divx. Excluding this investment, third quarter earnings before Inter-Group Interest in CarMax were $26.2 million, or 26 cents per share, compared with $25.6 million, or 26 cents per share, in the same period last year. For the first nine months of fiscal 1998, earnings before Inter-Group Interest in CarMax and excluding the investment in Divx were $74.9 million, or 75 cents per share, compared with $77.9 million, or 78 cents per share, in the same period last year.

Net Loss Related to Inter-Group Interest in the CarMax Group

During the third quarter, the net loss attributable to the Circuit City Group's Inter-Group Interest in the CarMax Group was $7.1 million compared with a net loss of $3.9 million for the same period last year. For the nine- month period ended November 30, 1997, the net loss attributable to the Circuit City Group's Inter-Group Interest in the CarMax group was $9.4 million compared with a net loss of $4.5 million for the same period last year.

Net Earnings

Net earnings for the quarter ended November 30, 1997, decreased 29 percent to $14.0 million from $19.8 million in the same period last year. Net earnings per share decreased 30 percent to 14 cents from 20 cents.

For the nine months ended November 30, 1997, net earnings decreased 20 percent to $54.6 million from $68.2 million in the same period last year. Net earnings per share decreased 20 percent to 55 cents from 69 cents.

Liquidity and Capital Resources

Total assets at November 30, 1997, were $3,735.2 million, up $726.9 million or 24 percent since February 28, 1997. The largest contributor to the asset increase was the $546.3 million growth in merchandise inventory to support new and planned store openings and the holiday season sales volume. The inter-group note receivable increased $123.7 million. Property and equipment, net, increased $20.4 million, largely because of new store openings offset by sale-leaseback transactions.

The $271.6 million increase in accounts payable since the end of fiscal 1997 is attributable to planned and completed store openings and seasonal inventory. Short-term debt increased $382.3 million from the end of fiscal 1997 to also support increased inventory needed for the holiday season sales volume.

The Company's credit card bank subsidiary, included in the Circuit City Group, has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of November 30, 1997, the master trust program had a total program capacity of $1.15 billion. During the quarter, the Company's credit card bank subsidiary created a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of November 30, 1997, the bankcard master trust program had a total program capacity of $2.05 billion.

Between the second quarter of this fiscal year and the first quarter of next fiscal year, the Company plans to invest an additional $100 million in Digital Video Express, L.P., a partnership that has developed and will market a new digital home video system that has won support from leading U.S. movie studios and brand-name consumer electronics manufacturers. The Company holds the majority ownership in the partnership. The remaining interest is held by the Los Angeles entertainment law firm Ziffren, Brittenham, Branca & Fischer. The investment in Divx is allocated to the Circuit City Group.

The Group relies on the Company's external debt allocated to the Circuit City Group to provide working capital needed to fund net assets not otherwise disposed of through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At November 30, 1997, the Company also maintained $410 million in seasonal lines that are renewed annually with various banks as well as a $150 million revolving credit facility.

Management believes that proceeds from the sale of property and equipment and receivables, future increases in the Company's debt allocated to the Circuit City Group and cash generated by operations will be sufficient to fund the Circuit City Group's capital expenditures and operations. In addition, management is considering other capitalization alternatives related to Divx expansion.

Year 2000 Conversion

In fiscal 1997, the Company began a year 2000 date conversion project to address all necessary code changes, testing and implementation for all of its systems. The Company has, and will continue, to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs are recorded as assets and amortized. Project completion is expected for the end of fiscal 1999. The Company does not expect the amounts required to be expensed over the next two years to have a material impact on its financial position or results of operations. In addition, the Company is coordinating with other entities with which it electronically interacts to address potential year 2000 issues in order to minimize the potential adverse consequences, if any, that could result from the failure of such entities to address this issue.

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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)


                                                                                         Nov. 30, 1997        Feb. 28, 1997
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $       11,260        $     170,421
Net accounts receivable                                                                         52,062               28,350
Inter-group receivable                                                                         137,081               48,147
Inventory                                                                                      127,180               82,260
Prepaid expenses and other current assets                                                        8,287                4,102
                                                                                        --------------        -------------

Total current assets                                                                           335,870              333,280

Property and equipment, net                                                                    213,380               92,174
Deferred income taxes                                                                               89                   42
Other assets                                                                                     1,611                1,691
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $      550,950        $     427,187
                                                                                        ==============        =============

LIABILITIES AND GROUP EQUITY
Current liabilities:
Accounts payable                                                                                36,124               28,293
Inter-group note payable                                                                       123,697                   --
Deferred income taxes                                                                            4,067                2,424
Accrued expenses and other current liabilities                                                   4,050                2,059
                                                                                        --------------        -------------

Total current liabilities                                                                      167,938               32,776

Deferred revenue and other liabilities                                                           3,226                2,595
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                              171,164               35,371

GROUP EQUITY                                                                                   379,786              391,816
                                                                                        --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                                                      $      550,950        $     427,187
                                                                                        ==============        =============

See accompanying notes to group financial statements.



                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                Three Months Ended                     Nine Months Ended
                                                                    November 30,                          November 30,
                                                              1997               1996              1997               1996
                                                         --------------     -------------      -------------     --------------

Net sales and operating revenues                         $      227,086     $     118,409      $     611,073     $      375,319

Cost of sales                                                   211,729           110,154            560,217            343,998
                                                         --------------     -------------      -------------     --------------

Gross profit                                                     15,357             8,255             50,856             31,321
                                                         --------------     -------------      -------------     --------------

Selling, general and administrative expenses                     30,010            13,007             69,601             34,842

Interest expense                                                    332             1,937              1,097              4,211
                                                         --------------     -------------      -------------     --------------

Total expenses                                                   30,342            14,944             70,698             39,053
                                                         --------------     -------------      -------------     --------------

Loss before income tax benefit                                   14,985             6,689             19,842              7,732

Income tax benefit                                                5,844             2,776              7,738              3,209
                                                         --------------     -------------      -------------     --------------

Net loss                                                 $        9,141     $       3,913      $      12,104     $        4,523
                                                         ==============     =============      =============     ==============


Net loss attributable to:

    Circuit City Group common stock                      $        7,066     $       3,913      $       9,361     $        4,523
                                                                            =============                        ==============

    CarMax Group common stock                                     2,075                                2,743
                                                         --------------                        -------------
                                                         $        9,141                        $      12,104
                                                         ==============                        =============

Weighted average common shares                                   22,118                               21,968
                                                         ==============                        =============

Net loss per share                                       $         0.09                        $        0.12
                                                         ==============                        =============

Dividends paid per common share                          $           --                        $          --
                                                         ==============                        =============



See accompanying notes to group financial statements.




                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)
                                                                                                  Nine Months Ended
                                                                                                    November 30,
                                                                                             1997                  1996
                                                                                        --------------        -------------
Operating Activities:
Net loss                                                                                $      (12,104)       $      (4,523)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                                3,370                1,307
    Provision for deferred income taxes                                                          1,596                1,464
    Increase in deferred revenue and other liabilities                                             631                  850
    Increase in net accounts receivable                                                        (23,712)              (9,643)
    Increase in inventory and prepaid expenses
       and other current assets                                                                (49,105)              (9,334)
    Decrease (increase) in other assets                                                             80               (2,188)
    Increase in accounts payable and accrued expenses
       and other current liabilities                                                             9,822                7,983
                                                                                        --------------        -------------
Net cash used in operating activities                                                          (69,422)             (14,084)
                                                                                        --------------        -------------

Investing Activities:
Purchases of property and equipment                                                           (165,678)             (60,505)
Proceeds from sales of property and equipment                                                   41,102                5,436
Increase in inter-group receivable, net                                                        (88,934)                  --
                                                                                        --------------        -------------
Net cash used in investing activities                                                        (213,510)              (55,069)
                                                                                        -------------         -------------


Financing Activities:
Proceeds from issuance of short-term debt, net                                                      --               81,708
Principal payments on long-term debt, net                                                           --               (5,953)
Proceeds from issuance of inter-group note payable, net                                        123,697                   --
Equity issuances, net                                                                               74                   --
                                                                                        --------------        -------------
Net cash provided by financing activities                                                      123,771               75,755
                                                                                        --------------        -------------

(Decrease) increase in cash and cash equivalents                                              (159,161)               6,602
Cash and cash equivalents at beginning of year                                                 170,421                2,219
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $       11,260        $       8,821
                                                                                        ==============        =============



See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Notes to Group Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

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

3.   Gains on Securitizations

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 1997. SFAS No. 125 requires the Company to recognize gains on securitizations which qualify as sales. Gains recognized on securitizations for the CarMax Group's installment lending division increased servicing revenue by $1 million and $3 million for the three and nine-month periods ended November 30, 1997, respectively, compared to $2 million recognized under SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse," for both the three and nine-month periods ended November 30, 1996.

4.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

5.   Inter-Group Note Payable

     During the first quarter, the CarMax Group entered into an inter-group note with the Circuit City Group to finance inventory purchases until a permanent inventory financing vehicle is established. The note is payable upon demand and bears interest at the Company's average borrowing rate. The balance as of November 30, 1997, was $123.7 million and is included with current liabilities on the balance sheet.

6.   Interest Rate Swaps

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $1.1 million at November 30, 1997, compared with a gain of $0.1 million at February 28, 1997.

     On behalf of the CarMax Group, the Company, during the quarter, entered into a new 40-month amortizing swap with a notional amount of approximately $46 million related to an auto loan receivable securitization. The total notional amount of all CarMax swaps was approximately $195 million at November 30, 1997 and $114 million at February 28, 1997. These swaps were entered into as part of the sale of receivables and are therefore included in the gain on the sale of receivables.

                                     ITEM 2.

              CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the third quarter of fiscal 1998 were $227.1 million, an increase of 92 percent from $118.4 million in the same period last year. CarMax produced strong sales at the two new-car franchises during the quarter, but used-car sales were below expectations, reflecting the strong promotional environment in the new-car industry and the high percentage of new locations in partially stored markets. For the nine months ended November 30, 1997, total sales for the CarMax Group increased 63 percent to $611.1 million from $375.3 million in the same period last year. The total sales increase reflects eight locations opened since the third quarter of last year and a CarMax comparable store sales increase. CarMax comparable store sales changes for the third quarter and first nine months of fiscal years 1998 and 1997 were as follows:

-----------------------------------------------------------------------------------------
              FY '98                     3rd Quarter                  Nine Months
--------------------------------- -------------------------- ----------------------------
    SEPT        OCT        NOV       FY '98       FY '97        FY '98          FY '97
---------- ------------ --------- ------------ ------------- ------------- --------------
     6%          5%         0%         4%           22%           9%             21%
---------- ------------ --------- ------------ ------------- ------------- --------------

The CarMax comparable store sales increase for the third quarter ended November 30, 1997, reflects strong new-car sales, offset by lower than expected used-car sales due to prolonged discounting and lower introductory pricing in the new-car industry. During the third quarter, CarMax opened its first Superstore in Dallas, Texas, and its first two stores in South Florida. In early December, CarMax opened a second location in Dallas, Texas, and reached a critical mass in Houston with the opening of its third store. CarMax plans to have opened approximately 10 new locations by the end of fiscal 1998.

The table below details CarMax retail units:

-------------------------------------------------------------------------------------------------------------
                                 Stores Open At End of Quarter               Estimate
                          ---------------------------------------------
                              Nov. 30, 1997         Nov. 30, 1996         Feb. 28, 1998        Feb. 28, 1997
-------------------------------------------------------------------------------------------------------------
"C" Superstore                       4                     1                    5                    1
-------------------------------------------------------------------------------------------------------------
"B" Superstore                       3                     2                    5                    3
-------------------------------------------------------------------------------------------------------------
"A" Superstore                       7                     3                    7                    3
=============================================================================================================
TOTAL                               14                     6                   17                    7
=============================================================================================================


For the CarMax Group, gross dollar sales from all extended warranty programs were 3.8 percent of sales in this year's third quarter and 3.5 percent in the same period last year. Third-party warranty revenue increased to 1.4 percent of sales in this year's third quarter from 1.1 percent in the same period last year. The total extended warranty revenue that is reported in total sales was
1.5 percent of sales in the third quarter of fiscal 1998 compared with 1.2 percent of sales for the same period last year.

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

Cost of Sales

The gross profit margin decreased to 6.8 percent of sales in the third quarter of fiscal 1998 from 7.0 percent for the same period last year. For the nine months ended November 30, 1997, gross margins decreased to 8.3 percent of sales from 8.4 percent in the first nine months of fiscal 1997. The decrease in gross margin reflects downward pressure placed on used-car pricing during the third quarter. This pricing pressure offset the positive impact of improved inventory management early in the year.

Selling, General and Administrative Expenses

For the quarter, the CarMax Group's selling, general and administrative expense ratio increased to 13.2 percent of sales from 11.0 percent of sales for the same period last year. For the nine-month period ended November 30, 1997, the expense ratio increased to 11.4 percent of sales up from 9.3 percent of sales for the same period last year. The increase in the expense ratio primarily reflects increased expansion and overhead costs and lower-than-anticipated third quarter sales.

Interest Expense

Interest expense decreased from 1.6 percent of sales in the third quarter of fiscal 1997 to 0.2 percent of sales in the same period this year. For the nine months ended November 30, 1997, interest expense was 0.2 percent of sales compared with 1.1 percent in the same period last year. In fiscal 1997, interest expense was incurred on allocated debt used primarily to fund store expansion, inventory purchases and working capital. The decrease in interest expense as a percent of sales in this year's third quarter and first nine months reflects the repayment of Circuit City debt allocated to the CarMax Group, using funds raised through the CarMax equity offering.

Income Taxes

The effective income tax rate was 39 percent for the third quarter of fiscal 1998 versus 41.5 percent in the same period last year. For the nine months ended November 30, 1997, the effective income tax rate was 39 percent compared with
41.5 percent in the same period last year and primarily reflects lower effective rates for state income taxes.

Net Loss

During the third quarter, the CarMax Group incurred a net loss of $9.1 million versus a net loss of $3.9 million for the same period last year. The net loss attributable to the CarMax Group stock outstanding was 9 cents per share in the third quarter of this fiscal year; no CarMax Group stock was outstanding in the third quarter of the prior fiscal year.

The net loss for the nine months ended November 30, 1997, was $12.1 million compared with a net loss of $4.5 million for the same period last year. The net loss attributable to the CarMax Group stock outstanding was 12 cents per share in the first nine months of this fiscal year; no CarMax Group stock was outstanding in the first nine months of the prior fiscal year.

Liquidity and Capital Resources

Total assets at November 30, 1997, were $551.0 million, up $123.8 million or 29 percent since February 28, 1997. The largest contributor to the asset increase was a $121.2 million increase in property and equipment, net, largely because of actual and planned store openings. Net accounts receivable increased by $23.7 million, resulting from increased auto loans made by First North American Credit Corporation, the Group's installment lending division.

To support new store expansion and the purchase of inventory, accounts payable increased $7.8 million and the inter-group note payable increased $123.7 million from the end of fiscal 1997.

As of November 30, 1997, the Company had an asset securitization program operated through a special purpose subsidiary on behalf of the CarMax Group that allowed the transfer of up to $225 million in auto loan receivables. This amount was increased to $300 million following the end of the third quarter. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the CarMax Group to fund operating deficits and to provide working capital needed to fund net assets not otherwise disposed of through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At November 30, 1997, the Company also maintained $410 million in seasonal lines that are renewed annually with various banks as well as a $150 million revolving credit facility.

Management believes that the proceeds from the recent equity offering, proceeds from the sales of property and equipment and receivables, future increases in the Company's debt allocated to the CarMax Group and cash generated by operations will be sufficient to fund the CarMax Group's capital expenditures and operations. In addition, management is considering other capitalization alternatives related to CarMax inventory.

Year 2000 Conversion

     In fiscal 1997, the Company began a year 2000 date conversion project to address all necessary code changes, testing and implementation for all of its systems. The Company has, and will continue, to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs are recorded as assets and amortized. Project completion is expected for the end of fiscal 1999. The Company does not expect the amounts required to be expensed over the next two years to have a material impact on its financial position or results of operations. In addition, the Company is coordinating with other entities with which it electronically interacts to address potential year 2000 issues in order to minimize the potential adverse consequences, if any, that could result from the failure of such entities to address this issue.

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


                      CIRCUIT CITY STORES, INC.




                      By:   s/Richard. L. Sharp
                            Richard L. Sharp
                            Chairman of the Board and
                            Chief Executive Officer



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




January 13, 1998