Form 10-K
period 1998-02-28
CIRCUIT CITY STORES INC
filed 1998-05-27
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                                                        Name of Each Exchange
             Title of Each Class                                                         on Which Registered
Circuit City Stores, Inc. - Circuit City Group Common Stock, Par Value $0.50           New York Stock Exchange
Circuit City Stores, Inc. - CarMax Group Common Stock, Par Value $0.50                 New York Stock Exchange

Rights to Purchase Preferred Stock,
Series E, Par Value $20.00                                                             New York Stock Exchange
Series F, Par Value $20.00                                                             New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

           On May 1, 1998, the Company had outstanding 99,536,965 Circuit City Group common shares and 22,386,010 CarMax Group common shares. The aggregate market value of the common shares held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was $4,031,247,082 for the Circuit City Group and $284,022,502 for the CarMax Group based upon the closing price of these shares as reported by the New York Stock Exchange on May 1, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the following documents are incorporated by reference in Parts I, II, III and IV of this Form 10-K Report: (1) Pages 19 through 73 of the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1998 (Parts I, II and IV) and (2) "Item One - Election of Directors,"
"Beneficial Ownership of Securities," "Executive Compensation," "Employment Agreements and Change-in-Control Arrangements," "Compensation of Directors" and "Section 16(a) Compliance" in the May 12, 1998 Proxy Statement, furnished to shareholders of the Company in connection with the 1998 Annual Meeting of such shareholders (Part III).


                                TABLE OF CONTENTS
Item                                                                                                  Page

PART I

1.   Business                                                                                          3

2.   Properties                                                                                        9

3.   Legal Proceedings                                                                                11

4.   Submission of Matters to a Vote of Security Holders                                              11

     Executive Officers of the Company                                                                11

PART II

5.   Market for the Company's Common Equity and Related Stockholder Matters                           12

6.   Selected Financial Data                                                                          12

7.   Management's Discussion and Analysis of Results of Operations and Financial Condition            13

7a.  Quantitative and Qualitative Disclosure about Market Risk                                        13

8.   Financial Statements and Supplementary Data                                                      13

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             13

PART III

10.  Directors and Executive Officers of the Company                                                  13

11.  Executive Compensation                                                                           14

12.  Security Ownership of Certain Beneficial Owners and Management                                   14

13.  Certain Relationships and Related Transactions                                                   14

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  14


                                     PART I

Item 1.    Business.

           Circuit City Stores, Inc. was incorporated under the laws of Virginia in 1949. Its corporate headquarters is located at 9950 Mayland Drive, Richmond, Va. Its retail operations consist of Circuit City Superstores, Circuit City electronics-only stores and mall-based Circuit City Express stores. Certain of Circuit City Stores, Inc. subsidiaries operate CarMax Auto Superstores, a used- and new-car retail business. In addition, Circuit City Stores, Inc. holds approximately two-thirds of the ownership interest in Digital Video Express, LP and related operations, a limited partnership formed to develop and launch an enhancement for DVD players that provides significant convenience, flexibility and affordability for movies released on Divx digital discs. The Company has wholly owned finance operations that provide consumer revolving credit and auto installment loans.

           Changes in Capital Structure. On January 24, 1997, shareholders of Circuit City Stores, Inc. and subsidiaries approved the creation of two common stock series. The Company's existing common stock was subsequently redesignated as Circuit City Stores, Inc.-Circuit City Group Common Stock. In an initial public offering, which was completed February 7, 1997, the Company sold 21.86 million shares of Circuit City Stores, Inc.-CarMax Group Common Stock.

           The  Circuit  City  Group  Common  Stock is  intended  to  track  the performance of the Circuit City store-related operations; the Company's investment in Digital Video Express, LP and related operations; the Group's retained interest in the CarMax Group and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group). The CarMax Group Common Stock is intended to track the performance of the CarMax operations.

           Notwithstanding the attribution of the Company's assets and liabilities (including contingent liabilities) and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their respective financial statements, holders of CarMax Group Stock and holders of Circuit City Group Stock are shareholders of the Company and continue to be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the change in the equity structure of the Company does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, financial information about one Group should be read in conjunction with financial information about the other Group and the consolidated information.

           In this document, the following terms and definitions are used:

           The Company refers to Circuit City Stores, Inc. and subsidiaries, which includes Circuit City retail stores and related operations, the CarMax retail stores and related operations, and the Company's investment in Digital Video Express, LP and related operations.

           Circuit City refers to the retail operations bearing the Circuit City name and to all related operations such as product service and First North American National Bank.

           Circuit City Group refers to the Circuit City operations, the Company's investment in Digital Video Express, LP and related operations and the retained interest in the equity value of the CarMax Group.

           CarMax Group and CarMax refer to retail locations bearing the CarMax name and to all related operations such as First North American Credit Corporation.

Circuit City Group:

           This section describes the Circuit City business and the Company's investment in Digital Video Express, LP and related operations. It excludes the retained interest in the CarMax business, which is discussed separately beginning on page 6. Divx is discussed in more detail at the end of the Circuit City Group section on page 6.

           General. Circuit City is the nation's largest retailer of brand-name consumer electronics and major appliances and a leading retailer of personal computers and entertainment software. It sells video equipment, including televisions, digital satellite systems, video cassette recorders, camcorders and digital video disc players; audio equipment, including home stereo systems, compact disc players, tape recorders and tape players; mobile electronics, including car stereo systems and security systems; home office products, including personal computers, printers, software and facsimile machines; other consumer electronics products, including cellular phones, telephones and portable audio and video products; entertainment software; and major appliances, including washers, dryers, refrigerators, microwave ovens and ranges.

           Each  Circuit  City  store  location   follows   detailed   operating
procedures and merchandising programs. Included are procedures for inventory maintenance, advertising, customer relations, store administration, merchandise display, store security and the demonstration and sale of products. Merchandise lines vary from location to location based on store size and market characteristics. Most merchandise is supplied directly to the stores by regional warehouse distribution facilities.

           Expansion. As of April 30, 1998, Circuit City operated 558 retail locations throughout the United States. In fiscal 1999, Circuit City expects to open approximately 48 additional Superstores. Circuit City began its expansion into the metropolitan New York market in fiscal 1998 and will continue this expansion with the addition of approximately 15 Superstores in fiscal 1999. Circuit City estimates that it has the opportunity to open approximately 250 additional stores. Circuit City's goal is to maximize profitability in each market it serves by capturing large market shares that produce high sales volumes across a broad merchandise mix.

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

           Although suggested retail prices are established by the corporate merchandising department, each store manager is responsible for shopping the local competition on a regular basis and is empowered to adjust retail prices to meet in-market conditions. As part of its competitive strategy, Circuit City advertises low prices and provides each customer with a low-price guarantee. Circuit City will beat any price from a local store stocking the same new item, available for sale with a manufacturer's warranty and in a factory-sealed box. In most cases, if a customer finds a lower price, including Circuit City's own sale price, within 30 days, Circuit City will refund 110 percent of the difference to the customer.

           Suppliers. During fiscal 1998, Circuit City's 10 largest suppliers accounted for approximately 52 percent of merchandise purchased. Circuit City's major suppliers include Sony Electronics, Thomson, Panasonic, Whirlpool, Compaq, JVC, Packard Bell, Hewlett Packard, Sony Peripheral and Hitachi. Brand-name advertised products are sold by all of Circuit City's retail locations. Circuit City has no significant long-term contracts for the purchase of merchandise.

           In the past, Circuit City has not experienced any continued or ongoing difficulty obtaining satisfactory sources of supply and believes that adequate sources of supply exist for the types of merchandise sold in its stores.

           Advertising.   Circuit  City  relies  on   considerable   amounts  of
advertising to maintain high levels of consumer awareness. Advertising expenditures were 4.6 percent of sales in fiscal 1998, 4.8 percent of sales in fiscal 1997 and 4.7 percent of sales in fiscal 1996. Circuit City is generally one of the largest newspaper advertisers in the markets that it serves. In the first half of calendar 1997, Circuit City ranked as the nation's leading specialty retail advertiser. Circuit City primarily uses print advertising, including multi-page vehicles and run-of-press newspaper ads, for Superstore and electronics-only store advertising. Circuit City emphasizes the use of multi-page vehicles to allow a more extensive presentation of the broad selection of products and price ranges it carries. These multi-page vehicles are generally distributed in newspapers. Circuit City advertisements are regularly seen in USA Today and on top-rated sports and entertainment programs.

           Competition. Due to difficult industry conditions over the past three years, competitors have closed stores, declared bankruptcy and curtailed their expansion rates. Nevertheless, the brand-name consumer electronics and major appliance business remains highly competitive. Circuit City's competitors include other full-service retailers, self-service retailers, specialty retailers with differing product selections and services, general merchandise retailers and local independent operators.

           Circuit City uses selection, service and pricing to differentiate itself from the competition. As part of its competitive strategy, Circuit City Superstores offer a broad product selection of top-quality merchandise that includes 3,200 to 4,000 name-brand items (excluding music software), depending on the selling square footage of the Superstore. Professionally trained sales counselors, convenient credit options, factory-authorized product repair, home delivery, installation centers for automotive electronics, toll-free customer service lines and the return, exchange and no-lemon policies in place, reflect a strong commitment to customer service. Circuit City strives to maintain highly competitive prices and offers every customer the low-price guarantee previously described.

           Customer Satisfaction. Extensive market research is conducted to measure Circuit City's customer service record and to refine its consumer offer. Over 300,000 customer surveys are conducted each year to track satisfaction among Circuit City's existing customers. These surveys, conducted from customer transaction records, measure satisfaction with all points of interaction, including sales counselors, cashiers, warehouse staff, Roadshop installers, home delivery personnel and product service specialists. Quick feedback enables management to identify issues that need to be addressed, ensuring that store and individual performance remain focused on providing the highest possible level of customer service.

           Training. Circuit City staffs its Superstores with commissioned sales counselors, support personnel (cashiers and stockpersons), a store manager, one or more sales managers and an operations manager. New sales counselors complete an in-market training program focused on product knowledge, customer service and store operations. These programs also provide experienced Associates with ongoing training in new technologies and merchandising opportunities. Market training facilities are utilized for classroom sessions taught by professional trainers, and a state-of-the-art, in-house video studio produces video-based training materials. Formalized training for store, sales and operations managers focuses on human resource management, sales management and critical operating procedures. Individual development plans address personal training needs, giving Associates advancement opportunity.

           Consumer Credit. Because consumer electronics, personal computers and major appliances represent relatively large purchases for the average consumer, Circuit City's business is affected by consumer credit availability, which varies with the state of the economy and the location of a particular store. In fiscal 1998, approximately 14 percent of Circuit City's total sales were made through its private-label credit card and 46 percent through third-party credit sources.

           In fiscal 1991, the Company established First North American National Bank to issue its private-label credit card. The credit card finance operation is located in Marietta, Ga. This credit program enhances customer service with increased credit availability, on-line links between the stores and the operation and better control over customer interactions. Interfacing FNANB with Circuit City's point-of-sale (POS) system has produced a rapid customer credit approval process. A customer's application can be electronically scored, and qualified customers can generally receive approval in under one minute. In addition to increased credit availability, the private-label credit card program provides Circuit City with additional marketing opportunities, including direct mail campaigns to credit card customers and special financing programs for promotions. FNANB's credit extension, customer service and collection operations are fully automated with state-of the-art technology to maintain a high level of profitability and customer service. This technology aids FNANB's collection philosophy of contacting cardholders in the preliminary days of delinquency to resolve any past due status.

           FNANB  also  manages  a  growing  bankcard   portfolio.   Receivables
generated by both the private-label credit card and bankcard programs are sold to non-affiliated entities under asset securitization programs.

           Systems. Circuit City's in-store POS system maintains an on-line record of all transactions and allows management to track performance by region, store and individual sales counselor. The information gathered by the system supports automatic replenishment of in-store inventory from the regional distribution centers and is incorporated into product buying decisions. The POS system is interfaced with the FNANB credit approval system. In the stores, electronic signature capture for all credit card purchases, bar-code scanning for product returns and repairs, automatic price tag printing for price changes and computerized home delivery scheduling enhance Circuit City's customer service, eliminating time-consuming administrative tasks for store Associates and reducing costs through smoother store-level execution.

           Circuit City's Customer Service Information System maintains an on-line history of customer purchases and enables sales counselors to better assist customers with purchases by ensuring that new products can be integrated with existing products in the home. This system also facilitates product returns and product repair.

           Distribution. At April 30, 1998, Circuit City operated 10 automated electronics distribution centers. These centers are designed to serve stores within a 500-mile range. They utilize conveyor systems and laser bar-code scanners to reduce labor requirements, prevent inventory damage and maintain inventory control. Circuit City also operates smaller distribution centers handling primarily appliances and larger electronics products. Management believes that the use of the distribution centers enables it to efficiently distribute a broad selection of merchandise to its stores, reduce inventory requirements at individual stores, benefit from volume purchasing and maintain accounting control. Circuit City also operates an automated, centralized distribution center for music software. Most of Circuit City's Superstore and electronics-only store merchandise is distributed through its distribution centers.

           Service. Circuit City offers service and repair for nearly all the products it sells. Customers also are able to purchase extended warranty plans on most of the merchandise Circuit City sells.

           At April 30, 1998, Circuit City had 37 regional, factory-authorized repair facilities. To meet customer needs, merchandise that requires service or repair usually is moved by truck from the stores to the nearest regional service facility and is returned to the customer at the store after repair. Circuit City also has in-home technicians who service large items not conveniently carried to a store.

           Extended warranty plans provide coverage beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. Circuit City sells two extended warranty programs on behalf of unrelated third parties that provide these plans for merchandise sold by Circuit City and other retailers. One of these programs is sold in most major markets and features in-home service for personal computer products. The second program covers consumer electronics and major appliances and was offered by approximately 85 percent of Circuit City Superstores at April 30, 1998. Circuit City sells its own extended warranty contracts in markets where the third-party programs are not permitted.

           Seasonality. Like many retail businesses, Circuit City's sales are greater in the fourth quarter of the fiscal year than in other periods of the fiscal year because of holiday buying patterns. A corresponding pre-seasonal inventory build-up is associated with this sales volume. This increased sales volume results in a lower ratio of fixed costs to sales and produces a higher ratio of operating income to sales in the fourth fiscal quarter. Circuit City's sales for the fourth fiscal quarter (which includes the Christmas season) were $2,585,969,000 in fiscal 1998, $2,282,625,000 in fiscal 1997 and $2,180,506,000 in fiscal 1996. Fourth quarter sales represented approximately 32 percent of total sales in fiscal 1998, 1997 and 1996.

           Divx. In September 1997, the Company announced plans to invest an additional $100 million in Digital Video Express, LP, a partnership formed to develop and launch a system that enhances current digital video disc technology to provide the consumer with the most convenient home movie rental experience to date.

           The $100 million commitment, combined with a previous investment of $30 million, gives Circuit City Stores, Inc. approximately two-thirds of the ownership in Divx. The minority ownership interest is held by the prominent law firm Ziffren, Brittenham, Branca & Fischer. The Company's investment in Divx is allocated to the Circuit City Group and is reflected in the Group's financial statements.

           Digital Video Express, LP has secured agreements with Disney, Paramount, Universal, Twentieth Century Fox, Metro-Goldwyn-Mayer and DreamWorks SKG to provide titles, including all new titles, for release on Divx discs on the same day they are available for rental on VHS tape. Zenith, Thomson, Matsushita, JVC, Pioneer and Harman Kardon have announced plans to manufacture DVD players with the Divx feature.

           Divx is a concept that offers the consumer a convenient no-return, rental-like system. Divx allows consumers to purchase special, limited-play discs that include a single two-day viewing period which begins when the disc is placed in the machine and the "play" button is pressed. Unlike typical tape rentals, a Divx disc never has to be returned to the store, therefore, the consumer will not incur a late fee. Also, since the disc is never returned, consumers are able to create a cost effective home movie library. After the initial two-day viewing period, additional viewing periods may be purchased by placing the disc back in the player, hitting play and authorizing the additional charge using the simple on-screen menu. Each player counts the number of additional viewing periods and once a month, in the middle of the night, sends the information toll free to the Divx billing computer.

           After the first quarter of fiscal 1999, management intends to obtain additional funding to support the national launch of Digital Video Express products and the continuing operations of the partnership.

CarMax Group:

           General. In 1993, CarMax pioneered the used-car Superstore concept when it opened its first location in Richmond, Va. In fiscal 1998, the Company continued the first phase of its national roll out plan. CarMax allows customers to purchase vehicles the same way they can buy virtually every other retail product, with friendly service and non-negotiated low prices. CarMax purchases, reconditions and sells used vehicles at each of its stores and sells new vehicles at two of its Atlanta, Ga. locations under franchise agreements with Chrysler Corporation.

           Expansion. As of April 30, 1998, CarMax operated 19 Superstores in 11 markets. In fiscal 1999, CarMax plans to open approximately nine additional Superstores.

           Merchandising. Each CarMax location features a broad selection of top-quality domestic and import used cars and trucks, with a wide range of prices appealing to a large range of potential customers. CarMax's selection covers the most popular brands, such as Toyota, Honda, Nissan, Chrysler, Ford and General Motors, and specialty brands like BMW. To appeal to the vast array of consumer preferences and budgets, CarMax offers its used vehicles under two programs - the CarMax program and the ValuMax program. CarMax vehicles generally are one to six years old, with less than 60,000 miles, and most are priced from $7,000 to $35,000. Through the ValuMax program, CarMax sells high-quality used vehicles that generally are more than six years old or have more than 60,000 miles, with most priced in a range from $3,000 to $12,000. To ensure that CarMax quality standards are maintained, vehicles under both programs undergo a comprehensive, certified quality inspection by CarMax service technicians. CarMax backs its commitment to quality with a five-day or 250-mile, money-back guarantee, subject to vehicles being returned in substantially the same condition. A free 99-day limited warranty on each vehicle is offered in most markets, with the remainder offering a free 30-day limited warranty on each vehicle.

           CarMax's used cars are priced at an average of $500 to $1,000 below the National Automobile Dealers Association average retail book value. All customers receive the same low price with no negotiating required. CarMax has extended its "no-haggle" philosophy to every stage of the vehicle transaction, including trade-ins, financing rates, extended warranty pricing and low vehicle documentation fees. CarMax has replaced the traditional "trade-in" transaction with a process in which trained CarMax buyers appraise any vehicle, usually in 30 minutes or less, and provide the vehicle's owner with a written guaranteed cash offer that is good for seven days or 300 miles. The appraisal process is available to everyone, whether or not the individual is purchasing a vehicle from CarMax. In conjunction with Circuit City's in-store Roadshops, CarMax has began selling electronic accessories at its store locations.

           Suppliers. In stores open for more than one year, CarMax acquires more than 50 percent of its used-vehicle inventory from consumers or from local and regional auctions in the markets that it serves. This buying strategy provides an inventory of makes and models that reflect the tastes of the market. CarMax appraises and makes an offer to purchase any properly documented vehicle from an individual. CarMax also acquires used vehicles directly from other sources, including wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies. Based on consumer acceptance of the appraisal process at existing CarMax stores and the experience and success of CarMax to date in acquiring vehicles from auctions and other sources, management believes that its sources of used vehicles will continue to be sufficient to meet current needs and to support planned expansion.

           New-car inventory for the Norcross, Ga. and Stockbridge, Ga. locations are provided by Chrysler Corporation, under the terms of the existing franchise agreements. CarMax has also signed a framework agreement with Nissan Motor Corporation that will allow CarMax to own and operate Nissan franchises throughout the United States.

           Reconditioning. An integral part of CarMax's consumer offer is the reconditioning process. In fiscal 1998, management decided to close its centralized reconditioning facilities when experience proved that in-store reconditioning is more efficient and produces a higher quality vehicle for the consumer. On-site reconditioning by trained CarMax service technicians provides direct accountability to the customer, eliminates potential transportation damage to the vehicle and reduces transportation costs. Each CarMax location has between 15 and 40 mechanical bays available for reconditioning.

           Advertising. Television and radio advertisements are designed to enhance consumer awareness of the CarMax name and key components of the CarMax offer. These advertisements are distinctly different from those placed by most auto dealers. Newspaper ads promote CarMax's selection and price leadership, targeting consumers with immediate purchase intentions. Advertising expenditures were 3.4 percent of sales in fiscal 1998, 2.3 percent of sales in fiscal 1997 and 2.6 percent of sales in fiscal 1996. During fiscal 1998, expansion left CarMax with five markets that were partially stored for much of the second half of the year. Because these new markets were not completely stored, initial advertising levels were below those of a fully stored market. While this approach worked successfully for the Atlanta entry two years ago, it did not create sufficient consumer awareness to drive expected levels of consumer traffic this year. As a consequence, CarMax instituted stepped-up awareness building campaigns in the third quarter of fiscal 1998 and advertising expense as a percentage of sales was above normal levels. These campaigns and continued retail development are expected to help increase traffic and sales for these stores.

           Franchises. CarMax operates its new-car dealerships in the Atlanta market under two Sales and Service Agreements with the Chrysler Corporation. The franchise agreements provide, among other things, that CarMax has the right and obligation to sell specified models of new Chrysler-manufactured vehicles and provide related parts and service solely at its Norcross and Stockbridge locations. The franchise agreements impose various requirements on CarMax and compliance with these requirements is closely monitored by Chrysler. The franchise agreements may be terminated by Chrysler on generally not less than 60 days written notice for specified reasons.

           CarMax has signed a framework agreement with Nissan Motor Corporation that will allow CarMax to own and operate Nissan franchises throughout the United States. The agreement provides that CarMax can acquire existing Nissan franchises and obtain new franchise points and that Nissan franchises may be integrated into CarMax Superstores or operated as stand-alone locations.

           Competition. The $600 billion used- and new-car retail business is highly competitive. In the used-vehicle market, CarMax competes with existing franchised and independent dealers, rental companies and private parties. The used-vehicle market also has attracted attention recently from a number of public companies. Many franchised new-car dealerships also have increased their focus on the used-vehicle market. Part of CarMax's business strategy is to position itself as a low-price, low-cost operator in the industry.

           In the new-vehicle market, CarMax competes with other franchised dealers offering vehicles produced by the same or other manufacturers, and with auto brokers and leasing companies. As is typical of such arrangements, CarMax's existing franchise agreements with Chrysler do not guarantee exclusivity within a specified territory. Aggressive discounting by manufacturers of new cars, which typically occurs in the fall during the close-out of prior year models, may result in lower retail sales prices and margins for used vehicles during such discounting.

           Customer Satisfaction. The elements of the CarMax offer are designed to create a customer-friendly experience. The "no-haggle" pricing allows the sales consultant to focus solely on the customer's needs. CarMax sales personnel play a significant role in ensuring a customer-friendly sales process. All sales consultants, including both full and part-time employees, are compensated solely on a commission basis. The amount of the commission is a fixed dollar amount per vehicle sold. The entire purchase process, including a test-drive and financing, can be completed in less than one hour. Extensive market research is conducted to measure CarMax's customer service record and to refine its consumer offer.

           Training. All of CarMax's Associates complete an initial orientation program entitled "The CarMax Way." This program is designed to ensure that all CarMax Associates deliver on its mission statement, which is to provide all customers with great quality cars at great prices with exceptional customer service. At the completion of fiscal 1998, the 18 location general managers averaged almost three years of CarMax experience and 10 years of prior management experience. Each store has 10 to 15 inventory buyers. Each buyer undergoes an 18-to-24 month apprenticeship under the tutelage of an experienced buyer and appraises thousands of cars before making his or her first independent purchase. All sales consultants complete two weeks of additional training and receive ongoing training as new products and services become available. Most of CarMax's service technicians are ASE-certified, the industry standard for technician training.

           Consumer Credit. CarMax provides prime financing for its customers' vehicle purchases through its finance operation, First North American Credit Corporation, or NationsBank. In addition, Chrysler Financial provides prime financing to customers purchasing new vehicles at the two Atlanta locations. Sub-prime financing is provided by third-party lenders such as TransSouth Financial with no financial recourse to CarMax. Sales consultants use AutoMation(R) to electronically submit financing applications and receive responses from multiple lenders, generally in less than eight minutes.

           Systems. AutoMation(R) is a unique, proprietary and enterprise-wide inventory management system. Using a touch screen, CarMax customers can electronically search the inventory for cars that meet their specific needs. AutoMation(R) displays a color picture of the car and generates a vehicle information sheet for customer reference. After the selection process is complete, financing applications and purchase and title forms are submitted electronically, reducing customer wait time. The inventory management system includes bar codes on each vehicle and each on-site parking place. Daily scanning tracks movement of vehicles on the lot. An electronic gate helps track test drives for vehicles and sales consultants. This combination of systems allows inventory and sales performance issues to be closely monitored, enabling management to quickly resolve any issues.

           Service. During fiscal 1998, CarMax completed the rollout of retail repair service to all locations. In fiscal 1999, CarMax will continue to grow its retail service operations by building awareness with non-CarMax purchasers. CarMax sells service contracts on behalf of unrelated third parties and, prior to July 1997, sold its own contracts where third-party warranty sales were not permitted. Contracts usually have terms of coverage between 12 and 72 months.

           Seasonality. The business of CarMax is seasonal, with each location generally experiencing more of its net sales in the first half of the fiscal year. During the fall quarter, new-model-year introductions and discounting on close-out vehicles can cause rapid depreciation on used-car prices, especially on late-model vehicles. CarMax anticipates that the seasonality of its business may vary from region to region as its operations expand geographically.

Employees:

           On April 30, 1998, the Company had 29,622 hourly and salaried employees and 16,940 sales employees working on a commission basis. None of the Company's employees are subject to a collective bargaining agreement. Additional personnel are employed during peak selling seasons. The Circuit City Group accounted for 26,840 of the Company's hourly and salaried employees and 15,766 of the Company's sales employees working on a commission basis. The CarMax Group accounted for 2,782 of the Company's hourly and salaried employees and 1,174 of the Company's sales employees working on a commission basis.

Item 2.    Properties.

           At April 30, 1998, the Company's Circuit City retail operations were conducted in 558 locations. The Company operates four Circuit City Superstore formats with square footage and merchandise assortments tailored to population and volume expectations for specific trade areas. The "D" format was developed to serve the most populous trade areas. At the end of fiscal 1998, selling space in the "D" format averaged approximately 23,000 square feet with total square footage averaging 43,102. The "D" stores offer the largest merchandise assortment of all the formats. The "C" format constitutes the largest percent of the store base. At the end of fiscal 1998 selling square footage in this format averaged 15,000 square feet with total square footage for all "C" stores averaging 34,093. The "B" format is often located in smaller markets or in trade areas that are on the fringes of larger metropolitan markets. At the end of fiscal 1998, selling space in these stores averaged approximately 12,000 square feet with an average total square footage of 26,251. The "B" stores offer a broad merchandise assortment that maximizes return on investment in these lower volume areas. The "A" format serves the least populated trade areas. Selling space in these stores averaged approximately 9,600 square feet at the end of fiscal 1998, and total square footage averaged 19,329. The "A" stores feature a layout, staffing levels and merchandise assortment that creates high productivity in the smallest markets.

           The four electronics-only stores offer the Company's full line of consumer electronics and a limited selection of major appliances. Selling space in these stores averages approximately 4,000 square feet with an average total square footage of approximately 9,000. The Company's 52 mall-based Circuit City Express stores are located in regional malls, are approximately 2,000 to 3,000 square feet in size and sell leading-edge technology.


           The Company's CarMax operations were conducted in 19 locations as of April 30, 1998. The Company operates three different store formats, which vary in acreage, vehicle assortment and facility square footage depending on local market size and consumer demands. For the current store base, square footage averages 82,926 for "C" stores, 68,261 for "B" stores and 47,521 for "A" stores. Management believes that smaller store formats are more productive and expects that over the long term the majority of locations will be "A" and "B" stores. Going forward, a typical "C" store will have 20 acres to 25 acres with 650 spaces to 800 spaces for saleable inventory; "B" sites will generally have 17 acres to 20 acres and 550 spaces to 700 spaces; and "A" stores will have 11 acres to 17 acres and 350 spaces to 600 spaces. Virtually all sites can accommodate a new-car franchise, either in the existing spaces or through pavement of small amounts of surplus acreage.


           The following table summarizes the Company's Circuit City and CarMax stores as of April 30, 1998:

                                                 Circuit City Group                                CarMax Group
                                    Superstores         Electronics -  Mall                        Superstores
                             ------------------------                                         -------------------
                             D       C      B      A        Only      Stores      Total       C         B       A      Total
                             -       -      -      -        ----      ------      -----       -------------------      -----
Alabama                      1       4      -      -         -           1          6         -         -        -       -
Arizona                      2       6      1      -         -           1         10         -         -        -       -
Arkansas                     -       2      -      -         -           -          2         -         -        -       -
California                  16      51     11      2         -           4         84         -         -        -       -
Colorado                     5       2      1      1         -           -          9         -         -        -       -
Connecticut                  3       2      1      -         -           1          7         -         -        -       -
Delaware                     -       1      -      -         -           1          2         -         -        -       -
District of Columbia         -       -      -      -         -           1          1         -         -        -       -
Florida                      5      23      7      -         -           1         36         1         3        1       5
Georgia                      4       7      4      -         -           4         19         1         -        2       3
Hawaii                       1       -      -      -         -           -          1         -         -        -       -
Idaho                        1       -      -      1         -           -          2         -         -        -       -
Illinois                     6      19      4      -         -           4         33         1         -        1       2
Indiana                      1       5      2      1         -           -          9         -         -        -       -
Kansas                       1       3      -      -         -           -          4         -         -        -       -
Kentucky                     -       5      -      -         -           -          5         -         -        -       -
Louisiana                    -       5      -      1         -           1          7         -         -        -       -
Maine                        -       -      1      -         -           -          1         -         -        -       -
Maryland                     1      12      2      -         1           4         20         1         -        -       1
Massachusetts                1       9      3      -         -           6         19         -         -        -       -
Michigan                     8       6      4      2         -           1         21         -         -        -       -
Minnesota                    1       7      1      -         -           3         12         -         -        -       -
Mississippi                  -       1      -      -         -           -          1         -         -        -       -
Missouri                     1       9      -      -         -           1         11         -         -        -       -
Nebraska                     1       1      -      -         -           -          2         -         -        -       -
Nevada                       1       3      -      -         -           -          4         -         -        -       -
New Hampshire                -       4      -      -         -           2          6         -         -        -       -
New Jersey                   -       5      -      -         -           -          5         -         -        -       -
New Mexico                   1       -      -      -         -           -          1         -         -        -       -
New York                     9       6      2      1         -           2         20         -         -        -       -
North Carolina               6       5      4      1         -           2         18         -         1        1       2
Ohio                         7      12      5      -         -           3         27         -         -        -       -
Oklahoma                     -       2      1      -         -           -          3         -         -        -       -
Oregon                       2       5      -      1         -           -          8         -         -        -       -
Pennsylvania                 2      11      2      2         -           2         19         -         -        -       -
Rhode Island                 -       1      -      -         -           -          1         -         -        -       -
South Carolina               2       4      1      -         -           1          8         -         -        -       -
Tennessee                    4       5      1      2         1           -         13         -         -        -       -
Texas                        7      27      4      6         -           2         46         2         1        2       5
Utah                         5       -      -      -         -           -          5         -         -        -       -
Vermont                      -       -      1      -         -           -          1         -         -        -       -
Virginia                     2      13      5      5         -           4         29         -         -        1       1
Washington                   4       3      3      1         -           -         11         -         -        -       -
West Virginia                -       -      -      -         2           -          2         -         -        -       -
Wisconsin                    4       2      1      -         -           -          7         -         -        -       -
                           -----------------------------------------------------------------------------------------------
                           115     288     72     27         4          52        558         6         5        8      19
                           ===============================================================================================

           Of the stores open at April 30, 1998, the Company owns 13 Circuit City store locations and four CarMax store locations. The Company leases the remaining 545 Circuit City locations and 15 CarMax locations. During fiscal 1999, the Company anticipates entering into sale-leaseback transactions for 10 of the Circuit City locations and for all the CarMax locations that were owned by the Company and open as of April 30, 1998.

           For information with respect to obligations for Circuit City leases, see note 10 of the Notes to Circuit City Group Financial Statements on page 54 of the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference. For information with respect to obligations for CarMax leases, see note 11 of the Notes to CarMax Group Financial Statements on page 72 of the Company's 1998 Annual Report to Stockholders, which is incorporated herein by reference.

           The Company owns a 388,000 square-foot consumer electronics/appliance distribution center in Doswell, Va., and a 387,000 square-foot consumer electronics/appliance distribution center in Atlanta, Ga. These distribution centers have been financed with Industrial Development Revenue Bonds.

           The Company owns most of the land but leases the three buildings in which its corporate headquarters is located. The Company leases space for all warehouse, service and office facilities except for the aforementioned properties.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1998.

Executive Officers of the Company.

           The following table identifies the present executive officers of the Company. The Company is not aware of any family relationship between any executive officers of the Company or any executive officer and any director of the Company. All executive officers are generally elected annually and serve for one year or until their successors are elected and qualify. The next general election of officers will occur in June 1998.

            Name                       Age                 Office

     Richard L. Sharp                  51          Chairman of the Board and
                                                   Chief Executive Officer

     W. Alan McCollough                48          President and
                                                   Chief Operating Officer

     Richard S. Birnbaum               45          Executive Vice President,
                                                   Operations

     Dennis J. Bowman                  44          Senior Vice President and
                                                   Chief Information Officer

     W. Stephen Cannon                 46          Senior Vice President and
                                                   General Counsel

     Michael T. Chalifoux              51          Senior Vice President,
                                                   Chief Financial Officer and
                                                   Corporate Secretary

     John A. Fitzsimmons               55          Senior Vice President,
                                                   Administration

     John W. Froman                    44          Senior Vice President,
                                                   Merchandising

     W. Austin Ligon                   47          Senior Vice President,
                                                   Automotive

     Jonathan T. M. Reckford           35          Senior Vice President,
                                                   Corporate Planning and Communications

     Jeffrey S. Wells                  52          Senior Vice President,
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

           Mr. Bowman joined the Company in 1996 as vice president and chief information officer. He was elected senior vice president and chief information officer in 1997. Prior to joining the Company, he had served as senior vice president - information services for Rite Aid Corporation since 1993 and from 1984 to 1993 was a consultant with McKinsey & Company.

           Mr. Cannon joined the Company in 1994 as senior vice president and general counsel. Prior to joining the Company, he had been, since 1986, a partner in Wunder, Diefenderfer, Ryan, Cannon & Thelen, a Washington, D.C., law firm.

           Mr. Chalifoux is a director and a member of the Company's executive committee. He joined the Company in 1983 as corporate controller and was elected vice president and chief financial officer in 1988. He was elected senior vice president in 1991 and became corporate secretary in 1993.

           Mr. Fitzsimmons joined the Company in 1987 as senior vice president - administration.

           Mr. Froman joined the Company in 1986 as a store manager and general manager in training. In 1987, he was promoted to general manager and in 1989 was named assistant vice president. He was promoted to director of corporate operations in 1990 and in 1992 added the title of vice president. In 1994, he was elected president of the Company's Central Division until 1997 when he was named senior vice president - merchandising.

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

                                     Part II

           With the exception of the information incorporated by reference from the 1998 Annual Report to Stockholders in Item 2 of Part I and Items 5, 6, 7, 7a and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1998 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

Item 5.    Market for the  Company's  Common  Equity and Related  Stockholder
           Matters.

           Incorporated herein by reference is the information appearing under the heading "Common Stock" on page 24 of the Company's 1998 Annual Report to Stockholders.

           As of May 1, 1998, there were 7,004 shareholders of record of the Circuit City Group common stock and 337 shareholders of record of the CarMax Group common stock.

Item 6.    Selected Financial Data.

           Incorporated herein by reference is the information appearing under the heading "Reported Historical Information" on page 19 of the Company's 1998 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

           Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 19 through 24 for Circuit City Stores, Inc., pages 40 through 43 for Circuit City Group, and pages 58 through 61 for the CarMax Group of the Company's 1998 Annual Report to Stockholders.

Item 7a.   Quantitative and Qualitative Disclosure about Market Risk.

           Incorporated herein by reference is the information appearing under the sub-heading "Market Risk" on page 23 for Circuit City Stores, Inc., page 43 for the Circuit City Group and page 61 for the CarMax Group of the Company's 1998 Annual Report to Stockholders.

Item 8.    Financial Statements and Supplementary Data.

           Incorporated herein by reference is the information appearing under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report," on pages 26 through 39 of the Company's 1998 Annual Report to Stockholders.

           Incorporated herein by reference is the information appearing under the headings "Circuit City Group Statements of Earnings," "Circuit City Group Balance Sheets," "Circuit City Group Statements of Cash Flows," "Circuit City Group Statements of Group Equity," "Notes to Circuit City Group Financial Statements," and "Independent Auditors' Report," on pages 44 through 57 of the Company's 1998 Annual Report to Stockholders.

           Incorporated herein by reference is the information appearing under the headings "CarMax Group Statements of Operations," "CarMax Group Balance Sheets," "CarMax Group Statements of Cash Flows," "CarMax Group Statements of Group Equity (Deficit)," "Notes to CarMax Group Financial Statements," and "Independent Auditors' Report," on pages 62 through 73 of the Company's 1998 Annual Report to Stockholders.

           Incorporated herein by reference is the information appearing under the heading "Quarterly Financial Data (Unaudited)" on page 39 for Circuit City Stores, Inc., page 56 for Circuit City Group and page 73 for the CarMax Group of the Company's 1998 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.
                                    Part III

           With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11 and 12 of Part III of this Form 10-K, the Company's Proxy Statement dated May 12, 1998, is not to be deemed filed as a part of this Report.

Item 10.   Directors and Executive Officers of the Company.

           The information  concerning the Company's  directors required by this
Item is incorporated by reference to the section entitled "Item One - Election of Directors" appearing on pages 2 through 4 of the Company's Proxy Statement dated May 12, 1998.

           The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Company" appearing on pages 11 and 12.

           The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Compliance" appearing on page 16 of the Company's Proxy Statement dated May 12, 1998.

Item 11.   Executive Compensation.

           The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation," "Employment Agreements and Change-in-Control Arrangements," and "Compensation of Directors," appearing on pages 8 through 10 and pages 14 through 16 of the Company's Proxy Statement dated May 12, 1998.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Securities" appearing on pages 5 through 7 of the Company's Proxy Statement dated May 12, 1998.

Item 13.  Certain Relationships and Related Transactions.

           None.
                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  The following documents are filed as part of this Report:

          1. Financial Statements. The following Financial Statements of Circuit City Stores, Inc., the Circuit City Group and the CarMax Group, and the related notes to Financial Statements and the Independent Auditors' Reports are incorporated by reference to pages 26 through 39 for Circuit City Stores, Inc., pages 44 through 57 for the Circuit City Group, and pages 62 through 73 for the CarMax Group of the Company's 1998 Annual Report to
               Shareholders:

               Consolidated Statements of Earnings for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996.

               Circuit City Group Statements of Earnings for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996.

               CarMax Group Statements of Operations for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996.

               Consolidated Balance Sheets at February 28, 1998, and February 28, 1997.

               Circuit City Group Balance Sheets at February 28, 1998, and February 28, 1997.

               CarMax Group Balance Sheets at February 28, 1998, and February 28, 1997.

               Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996.

               Circuit City Group Statements of Cash Flows for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996.

               CarMax Group Statements of Cash Flows for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996.

               Consolidated Statements of Stockholders' Equity for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996.

               Circuit City Group Statements of Group Equity for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996.

               CarMax Group Statements of Group Equity (Deficit) for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996.

               Notes to Consolidated Financial Statements.

               Notes to Circuit City Group Financial Statements.

               Notes to CarMax Group Financial Statements.

               Independent Auditors' Report, Circuit City Stores, Inc.

               Independent Auditors' Report, Circuit City Group.

               Independent Auditors' Report, CarMax Group.

          2. Financial Statement Schedule. The following financial statement schedules of Circuit City Stores, Inc., Circuit City Group and CarMax Group for the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996, are filed as part of this Report and should be read in conjunction with the Financial Statements of Circuit City Stores, Inc., Circuit City Group and CarMax Group.

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



May 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                       Title                      Date

Michael T. Chalifoux*                Director                 May 27, 1998
Michael T. Chalifoux

Richard N. Cooper*                   Director                 May 27, 1998
Richard N. Cooper

Barbara S. Feigin*                   Director                 May 27, 1998
Barbara S. Feigin

Robert S. Jepson, Jr.*               Director                 May 27, 1998
Robert S. Jepson, Jr.

Hugh G. Robinson*                    Director                 May 27, 1998
Hugh G. Robinson

Walter J. Salmon*                    Director                 May 27, 1998
Walter J. Salmon

Mikael Salovaara*                    Director                 May 27, 1998
Mikael Salovaara

s/ Richard L. Sharp                  Director                 May 27, 1998
Richard L. Sharp

John W. Snow*                        Director                 May 27, 1998
John W. Snow

Edward Villanueva*                   Director                 May 27, 1998
Edward Villanueva

Alan L. Wurtzel*                     Director                 May 27, 1998
Alan L. Wurtzel

By: s/ Richard L. Sharp*
Richard L. Sharp,
Attorney-In-Fact


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

                                                                             S-1
                                   Schedule II

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves
                             (Amounts in thousands)

                                       Balance at           Charged           Charge-offs          Balance at
                                        Beginning             to                 less               End of
        Description                      of Year            Income            Recoveries             Year

Consolidated:

Year ended February 29, 1996:
Allowance for doubtful accounts         $  6,737            $ 5,078           $  (1,790)          $  10,025
                                        ========            =======           =========           =========

Year ended February 28, 1997:
Allowance for doubtful accounts         $ 10,025            $ 8,773           $  (3,402)          $  15,396
                                        ========            =======           =========           =========

Year ended February 28, 1998:
Allowance for doubtful accounts         $ 15,396            $ 8,464           $  (5,554)          $  18,306
                                        ========            =======           =========           =========


Circuit City Group:

Year ended February 29, 1996:
Allowance for doubtful accounts         $  6,431            $ 4,599           $  (1,450)          $   9,580
                                        ========            =======           =========           =========

Year ended February 28, 1997:
Allowance for doubtful accounts         $  9,580            $ 6,817           $  (2,863)          $  13,534
                                        ========            =======           =========           =========

Year ended February 28, 1998:
Allowance for doubtful accounts         $ 13,534            $ 5,616           $  (4,627)          $  14,523
                                        ========            =======           =========           =========


CarMax Group:

Year ended February 29, 1996:
Allowance for doubtful accounts         $    306            $   479           $    (340)          $     445
                                        ========            =======           =========           =========

Year ended February 28, 1997:
Allowance for doubtful accounts         $    445            $ 1,956           $    (539)          $   1,862
                                        ========            =======           =========           =========

Year ended February 28, 1998:
Allowance for doubtful accounts         $  1,862            $ 2,848           $    (927)          $   3,783
                                        ========            =======           =========           =========


          Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Circuit City Stores, Inc.:


Under date of April 3, 1998, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 28, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended February 28, 1998, as contained in the February 28, 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended February 28, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related Circuit City Stores, Inc. financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/KPMG Peat Marwick LLP



Richmond, Virginia
April 3, 1998

          Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Circuit City Stores, Inc.:


Under date of April 3, 1998, we reported on the balance sheets of the Circuit City Group as of February 28, 1998 and 1997, and the related statements of earnings, group equity and cash flows for each of the fiscal years in the three-year period ended February 28, 1998, as contained in the February 28, 1998 annual report to stockholders. Our report dated April 3, 1998 includes a qualification related to the effects of not consolidating the CarMax Group with the Circuit City Group as required by generally accepted accounting principles. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Circuit City Stores, Inc. for the year ended February 28, 1998. In connection with our audits of the aforementioned financial statements, we also have audited the related Circuit City Group financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, except for the effects of not consolidating the CarMax Group with the Circuit City Group as discussed in the preceding paragraph, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/KPMG Peat Marwick LLP



Richmond, Virginia
April 3, 1998

          Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Circuit City Stores, Inc.:


Under date of April 3, 1998, we reported on the balance sheets of the CarMax Group as of February 28, 1998 and 1997, and the related statements of operations, group equity (deficit) and cash flows for each of the fiscal years in the three-year period ended February 28, 1998, as contained in the February 28, 1998 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Circuit City Stores, Inc. for the year ended February 28, 1998. In connection with our audits of the aforementioned financial statements, we also have audited the related CarMax Group financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




s/KPMG Peat Marwick LLP



Richmond, Virginia
April 3, 1998

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


                  (b) Articles of Amendment to the company's Amended and Restated Articles of Incorporation, effective April 28, 1998, filed with the Commission as Exhibit 4 to Registrant's Form 8-A filed April 28, 1998 (File No. 1-5767), are expressly incorporated herein by this reference.


                  (c) Bylaws of the Company, as amended and restated August 19, 1997, filed as Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, (File No. 1-5767) are expressly incorporated herein by this reference.


(4)      Instruments   Defining  the  Rights  of  Security  Holders,   Including
         Indentures


                  (a) Rights Agreement dated April 14, 1998, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 1 to the Company's 8-A filed on April 28, 1998, is expressly incorporated herein by this reference.


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


                  (i) First Amendment to Credit Agreement dated May 1, 1998, to the $150,000,000 Credit Agreement dated August 31, 1996, between the Company, Crestar Bank, as agent, and the banks named therein. Pursuant to
                           Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


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


                  (d) Amendment adopted February 20, 1997 to the Company's 1988 Stock Incentive Plan filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (File No. 1-5767) is expressly incorporated herein by this reference.


                  (e) The Company's Amended and Restated 1989 Non-Employee Directors' Stock Option Plan, filed as Exhibit A to the Company's Definitive Proxy Statement dated May 9, 1997, for the Annual Meeting of Stockholders held on June 17, 1997, is expressly incorporated herein by this reference.


                  (f) Amendments adopted June 17, 1997, to the Company's Amended and Restated 1989 Non-Employee Directors Stock Option Plan filed as Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997 is expressly incorporated herein by this reference.


                  (g) Amendment adopted February 20, 1997 to the Company's Amended and Restated 1989 Non-Employee Directors Stock Option Plan filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1997 (File No. 1-5767) is expressly incorporated herein by this reference.

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