Form 10-Q
period 1998-05-31
CIRCUIT CITY STORES INC
filed 1998-07-15
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended May 31, 1998

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

        Yes    X                                                  No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                     Class                                         Outstanding at June 30,1998
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50               100,005,400
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                      22,607,976

An Index is included on Page 2 and a separate Index for Exhibits is included on Page 31.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                      Page
                                                                                       No.
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Financial Statements:

                     Consolidated Balance Sheets -
                     May 31, 1998 and February 28, 1998                                4

                     Consolidated Statements of Earnings -
                     Three Months Ended May 31, 1998 and 1997                          5

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 1998 and 1997                          6

                     Notes to Consolidated Financial Statements                        7

                  Circuit City Group Financial Statements:

                     Circuit City Group Balance Sheets -
                     May 31, 1998 and February 28, 1998                               14

                     Circuit City Group Statements of Earnings -
                     Three Months Ended May 31, 1998 and 1997                         15

                     Circuit City Group Statements of Cash Flows -
                     Three Months Ended May 31, 1998 and 1997                         16

                     Notes to Circuit City Group Financial Statements                 17

                  CarMax Group Financial Statements:

                     CarMax Group Balance Sheets -
                     May 31, 1998 and February 28, 1998                               23

                     CarMax Group Statements of Operations -
                     Three Months Ended May 31, 1998 and 1997                         24

                     CarMax Group Statements of Cash Flows -
                     Three Months Ended May 31, 1998 and 1997                         25

                     Notes to CarMax Group Financial Statements                       26

      Item 2.     Management's Discussion and Analysis:

                     Circuit City Stores, Inc. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                 10

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                 19

                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                 28




PART II.             OTHER INFORMATION

      Item 2.        Changes In Securities                                            31

      Item 4.        Submission of Matters to a Vote of Security Holders              31

      Item 6.        Exhibits and Reports on Form 8-K                                 31

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                         May 31, 1998          Feb. 28, 1998
                                                                                         ------------          -------------
                                                                                          (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                               $       85,773        $     116,612
Net accounts receivable                                                                        601,287              598,035
Inventory                                                                                    1,477,377            1,410,545
Deferred income taxes                                                                           13,324                   --
Prepaid expenses and other current assets                                                       33,298               21,157
                                                                                        --------------        -------------

Total current assets                                                                         2,211,059            2,146,349

Property and equipment, net                                                                    991,289            1,048,434
Other assets                                                                                    29,717               36,918
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    3,232,065        $   3,231,701
                                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                                                  $        1,346        $       1,301
Accounts payable                                                                               781,963              765,391
Short-term debt                                                                                  6,317                5,976
Accrued expenses and other current liabilities                                                  94,642              132,802
Accrued income taxes                                                                             3,425                   --
Deferred income taxes                                                                               --                  356
                                                                                        --------------        -------------

Total current liabilities                                                                      887,693              905,826

Long-term debt, excluding current installments                                                 423,587              424,292
Deferred revenue and other liabilities                                                         138,176              145,107
Deferred income taxes                                                                           27,993               26,437
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,477,449            1,501,662
                                                                                        --------------        -------------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
     175,000,000 shares authorized; 99,840,000 shares
     issued and outstanding as of May 31, 1998                                                  49,920               49,641
CarMax Group common stock, $0.50 par value;
     175,000,000 shares authorized; 22,411,000 shares
     issued and outstanding as of May 31, 1998                                                  11,206               11,102
Capital in excess of par value                                                                 545,893              530,763
Retained earnings                                                                            1,147,597            1,138,533
                                                                                        --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                                   1,754,616            1,730,039
                                                                                        --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    3,232,065        $   3,231,701
                                                                                        ==============        =============

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1998                  1997
                                                                                        --------------        -------------

Net sales and operating revenues                                                        $    2,271,090        $   1,856,904

Cost of sales, buying and warehousing                                                        1,766,576            1,438,626
                                                                                        --------------        -------------

Gross profit                                                                                   504,514              418,278
                                                                                        --------------        -------------

Selling, general and administrative expenses                                                   476,969              391,868

Interest expense                                                                                 7,331                6,291
                                                                                        --------------        -------------

Total expenses                                                                                 484,300              398,159
                                                                                        --------------        -------------

Earnings before income taxes                                                                    20,214               20,119

Provision for income taxes                                                                       7,681                7,645
                                                                                        --------------        -------------

Net earnings                                                                            $       12,533        $      12,474
                                                                                        ==============        =============

Net earnings (loss) attributable to:
    Circuit City Group common stock                                                     $       13,269        $      12,749
    CarMax Group common stock                                                                     (736)                (275)
                                                                                        --------------        -------------
                                                                                        $       12,533        $      12,474
                                                                                        ==============        =============
Weighted average common shares:
    Circuit City Group:
       Basic                                                                                    98,691               97,710
                                                                                        ==============        =============
       Diluted                                                                                  99,947               98,920
                                                                                        ==============        =============
    CarMax Group                                                                                22,341               21,861
                                                                                        ==============        =============

Net earnings (loss) per share:
    Circuit City Group:
       Basic                                                                            $         0.13        $        0.13
                                                                                        ==============        =============
       Diluted                                                                          $         0.13        $        0.13
                                                                                        ==============        =============
    CarMax Group                                                                        $        (0.03)       $       (0.01)
                                                                                        ==============        =============

Dividends paid per common share:
    Circuit City Group common stock                                                     $        0.035        $       0.035
                                                                                        ==============        =============
    CarMax Group common stock                                                           $           --        $          --
                                                                                        ==============        =============

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1998                  1997
                                                                                        --------------        -------------
Operating Activities:
Net earnings                                                                            $       12,533        $      12,474
Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                                                               32,725               30,101
    Loss on sales of property and equipment                                                        810                  412
    Provision for deferred income taxes                                                        (12,124)               3,779
    Decrease in deferred revenue and other liabilities                                          (6,931)              (9,673)
    (Increase) decrease in net accounts receivable                                              (3,252)              62,738
    (Increase) decrease in inventory, prepaid expenses
       and other current assets                                                                (78,973)              66,293
    Decrease in other assets                                                                     7,151                5,521
    Decrease in accounts payable, accrued expenses and
       other current liabilities, and accrued income taxes                                     (18,163)             (78,119)
                                                                                        --------------        -------------
Net cash (used in) provided by operating activities                                            (66,224)              93,526
                                                                                        --------------        -------------

Investing Activities:
Purchases of property and equipment                                                           (110,338)            (111,226)
Proceeds from sales of property and equipment                                                  133,998               71,728
                                                                                        --------------        -------------
Net cash provided by (used in) investing activities                                             23,660              (39,498)
                                                                                        --------------        -------------

Financing Activities:
Proceeds from issuance of short-term debt, net                                                     341                4,352
Principal payments on long-term debt                                                              (660)              (2,004)
Issuances of Circuit City Group common stock, net                                               14,386                3,915
Issuances of CarMax Group common stock, net                                                      1,127                    1
Dividends paid on Circuit City Group common stock                                               (3,469)              (3,435)
                                                                                        --------------        -------------
Net cash provided by financing activities                                                       11,725                2,829
                                                                                        --------------        -------------

(Decrease) increase in cash and cash equivalents                                               (30,839)              56,857
Cash and cash equivalents at beginning of year                                                 116,612              202,643
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $       85,773        $     259,500
                                                                                        ==============        =============


See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     Circuit City Stores, Inc. and its subsidiaries (the "Company") has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track separately the performance of the Circuit City store-related operations, a retained interest in the CarMax Group, and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group and including the Company's investment in Digital Video Express, LP and related operations). The CarMax Group Common Stock is intended to track separately the performance of the CarMax operations. The Circuit City Group held a
     77.1 percent interest in the CarMax Group at May 31, 1998; a 77.3 percent interest at February 28, 1998; and a 77.5 percent interest at May 31, 1997.

     Notwithstanding the attribution of the Company's assets and liabilities (including contingent liabilities) and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their respective financial statements, holders of Circuit City Group Stock and holders of CarMax Group Stock are shareholders of the Company and subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the consolidated financial statements included herein should be read in conjunction with the financial statements of each group and with the notes to consolidated and group financial statements included in the Company's 1998 annual report to shareholders.

2.   Accounting Policies

     The consolidated financial statements of the Company conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data has been audited.

3.   Accounting for Costs of Computer Software

     Effective March 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires certain software development costs to be capitalized. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in the development of internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software are to be capitalized. The adoption of this SOP did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

4.   Net Earnings (Loss) per Share

     On December 15, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Prior period net earnings per share data has been restated in accordance with SFAS No. 128. Reconciliations of the numerator and denominator of basic and diluted net earnings (loss) per share are presented below:

     (Amounts  in thousands                                               May 31,
     except per share data)                                  1998                       1997
     -----------------------------------------------------------------------------------------
     Circuit City Group:
     Weighted average common shares.................        98,691                      97,710
     Dilutive potential common shares:
        Options.....................................           958                         900
        Restricted stock............................           298                         310
                                                        --------------------------------------
     Weighted average common shares and
        dilutive potential common shares............        99,947                      98,920
                                                        ======================================

     Income available to common shareholders........    $   13,269                   $  12,749
     Basic net earnings per share...................    $     0.13                   $    0.13
     Diluted net earnings per share.................    $     0.13                   $    0.13

     CarMax Group:
     Weighted average common shares.................        22,341                      21,861
                                                        ======================================

     Loss available to common shareholders..........    $      736                   $     275
     Net loss per share.............................    $     0.03                   $    0.01

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. Options to purchase
     1,000,000 shares of Circuit City Group Stock at $59.00 per share were outstanding and not included in the calculation at May 31, 1998, and 1,018,297 shares ranging from $36.88 to $59.00 per share were not included at May 31, 1997.

     The CarMax Group had no diluted net loss per share because the Group had net losses for the periods presented.

5.   Gain or Loss on Securitizations

     For transfers that qualify as sales, the Company recognizes gains or losses as a component of the Company's finance operations. Amortization of prior period gains on securitizations for the Circuit City Group's finance operation exceeded current period gains by $1 million for the three-month period ended May 31, 1998, compared with a net gain of $5.1 million for the three-month period ended May 31, 1997. The net gain on sales of receivables for the CarMax Group's finance operation totaled $2.6 million for the three-month period ended May 31, 1998, compared with $868,000 for the three-month period ended May 31, 1997.

6.   Interest Rate Swaps

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to its finance operation. These swaps were entered into as part of the sales of receivables and are therefore included in the gain or loss on sales of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $1.7 million at May 31, 1998, compared with a loss of $1.9 million at February 28, 1998.

     On behalf of the CarMax Group, the Company, during the quarter, entered into a 40-month amortizing swap with a notional amount of approximately $70 million related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was approximately $273 million at May 31, 1998, and $224 million at February 28, 1998. These swaps were entered into as part of the sales of receivables and are therefore included in the gain or loss on sales of receivables.

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the first quarter of fiscal 1999 were $2.27 billion, an increase of 22 percent from $1.86 billion in the same period last year. For the Circuit City Group, the total sales increase reflects strong comparable store sales across a broad base of merchandise, covering personal computers, consumer electronics and major appliances, and the continued geographic growth of Circuit City Superstores. For the CarMax Group, first quarter sales were below expectations and reflect the intensity of the new-car promotions with which CarMax must compete, lower-than-anticipated sales at some new stores opened during the past year and decreases in average retail prices. However, the total sales increase also reflects strong new-car sales for the quarter, consistent with the industry's performance, and the opening of 14 locations since the first quarter of last fiscal year.

Comparable store sales increases (decreases) for the first quarter of fiscal years 1999 and 1998 were as follows:

------------------ ----------------------------------------- ---------------------------
                                    FY '99                          1st Quarter
------------------ ----------------------------------------- ---------------------------
                       MAR           APR           MAY          FY '99        FY '98
------------------ ----------------------------------------- ---------------------------
Circuit City           --            1%            12%           4%            (2%)
Group
------------------ ----------------------------------------- ---------------------------
CarMax Group            1%           (9%)           5%          (1%)           14%
------------------ ----------------------------------------- ---------------------------

The comparable store sales increase for the Circuit City Group reflects higher-than-anticipated sales in all major product categories. The comparable store sales decrease for the CarMax Group reflects lower-than-anticipated used-car sales, caused in part by the intense promotional environment in the new-car industry and by decreases in average retail prices for used cars.

During the quarter, the Circuit City Group opened its 15th Superstore in the New York metropolitan market and its first Superstores in Idaho Falls, Idaho; Lafayette and Kokomo, Ind.; and Grand Junction, Colo. By fiscal year-end, the Circuit City Group plans to have opened approximately 45 additional Superstore locations.

During the quarter, the CarMax Group added two stores to the Chicago market, bringing the total Chicago market store count to three, and also opened its third store location in Dallas. The Group plans to open approximately seven additional locations by the end of fiscal 1999.

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.8 percent of sales in the first quarter of fiscal 1999 and 6.1 percent of sales in the first quarter of fiscal 1998. Third-party warranty revenue rose to 4.3 percent of sales in this year's first quarter from 3.9 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 5.1 percent of sales in this year's first quarter versus 5.2 percent in the first quarter of last year.

For the CarMax Group, gross dollar sales from all extended warranty programs were 4.2 percent of sales in the first quarter of fiscal 1999 and 3.4 percent in the first quarter of fiscal 1998. The increase in fiscal 1999 is attributable to pricing adjustments and a higher penetration rate achieved by extending warranty coverage to more vehicles. Third-party warranty revenue increased to 1.9 percent of sales in this year's first quarter from 1.1 percent in the same period last year. The total extended warranty revenue that is reported in total sales was
2.0 percent of sales in this year's first quarter versus 1.2 percent in the first quarter of last year.

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

Cost of Sales, Buying and Warehousing

The gross profit margin was 22.2 percent of sales in the first quarter of fiscal 1999 compared with 22.5 percent of sales in the same period last year. The change in the gross profit margin reflects an increase in the CarMax Group's sales contribution. Because CarMax operates with lower gross profit margins than the Circuit City Group, the increased sales contribution from CarMax decreases the Company's overall gross profit margin.

For the Circuit City Group, the gross profit margin rose to 24.1 percent of sales in the first quarter of fiscal 1999 from 23.9 percent for the same period last year. The gross profit margin increase reflects effective inventory management and the sales contribution from higher margin products.

For the CarMax Group, the gross profit margin increased to 11.5 percent of sales in the first quarter of fiscal 1999 from 9.4 percent for the same period last year. The increase in the gross margin reflects pricing adjustments on extended service plans, the elimination of centralized reconditioning facilities, the addition of vehicle documentation fees, and the contribution of consumer electronics accessory sales.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expense ratio was 21.0 percent in the first quarter of fiscal 1999 compared with 21.1 percent for the same period last year. The change in selling, general and administrative expenses reflects an increase in the CarMax Group's sales contribution. Because CarMax operates with lower selling, general and administrative expenses than the Circuit City Group, the increased sales contribution from the CarMax Group decreases the Company's overall selling, general and administrative expense ratio.

For the Circuit City Group, the selling, general and administrative expense ratio increased to 22.4 percent of sales for the first quarter of fiscal 1999 compared with 22.3 percent of sales for the same period last year. The higher ratio primarily reflects the Company's investment in Digital Video Express, LP and related operations offset by the expense leverage resulting from the comparable store sales increase. The investment in Divx contributed approximately 70 basis points to the expense ratio for the Circuit City Group during the first quarter of fiscal 1999 compared with approximately 30 basis points for the same period last year.

The CarMax Group's selling, general and administrative expense ratio increased to 12.9 percent of sales in the first quarter of fiscal 1999 compared with 10.2 percent of sales for the same period last year. The increase primarily reflects an increased number of new, immature stores, some of which underperformed sales expectations, and the overall lower-than-anticipated used-car sales.

Liquidity and Capital Resources

At May 31, 1998, total assets were $3.23 billion. Inventory increased $66.8 million to support new and planned store openings, mainly for the CarMax Group. The $57.1 million decrease in property and equipment reflects sale-leaseback transactions that were completed during the first quarter of fiscal 1999, offset by purchases for new locations.

To support new store expansion and the purchase of inventory for both Circuit City and CarMax, accounts payable increased $16.6 million from the end of fiscal 1998.

The Company's finance operation included in the Circuit City Group has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of May 31, 1998, the master trust program had a total program capacity of $925 million. The Company's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of May 31, 1998, the bankcard master trust program had a total program capacity of $2.0 billion. As of May 31, 1998, the Company also had an asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group, that allowed the transfer of up to $400 million in auto loan receivables. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Company generally expects to continue its existing long-term capitalization strategy for the balance of the current fiscal year. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases and proceeds of equity offerings. Securitization transactions will be used to finance growth in credit card and auto loan receivables. Management also intends to complete a shelf registration of common stock for future acquisitions and other business initiatives. After discussions with various banks, management also believes that it can secure a financing program for CarMax inventory.

On June 8, 1998, San Francisco, Calif., and Richmond, Va., became the first two markets to begin selling DVD players equipped with the Divx enhancement and movie titles on Divx discs. Approximately 30 movie titles were available at launch, and Divx plans to add approximately 50 titles per month to reach a minimum of 150 titles by national launch. Additional funding will be needed to support the national retail roll out of Divx during fiscal 1999. Management expects to pursue various funding alternatives with a focus on those that would remove future losses from the Circuit City Group's financial statements.

At May 31, 1998, the Company maintained $410 million in seasonal lines that are renewed annually with various banks and a $150 million revolving credit facility.

Market Risk

The Company manages the private-label and bankcard revolving loan portfolios of First North American National Bank and the installment loan portfolio of First North American Credit Corporation ("FNACC"). Portions of these portfolios are securitized and, therefore, are not presented on the Company's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the company has managed with matched funding and interest rate swaps.

As of May 31, 1998, the private-label and bankcard portfolios managed by the Circuit City Group had not changed significantly since February 28, 1998. However, as part of CarMax's growth, the auto installment loan portfolio has increased.

Many of the automobiles that CarMax sells are financed through FNACC. All receivables represent fixed-rate installment loans with a principal weighted average life of approximately 20 months. Total principal outstanding at May 31, 1998, and February 28, 1998, was as follows:

(Amounts in millions)                          May 31                  Feb. 28
------------------------------------------------------------------------------
Fixed APR................................      $  378                  $   297

Financing for these receivables is achieved through bank conduit securitizations which, in turn, issue floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at May 31, 1998, and February 28, 1998, and related interest rates were as follows:

(Amounts in millions)                           May 31                 Feb. 28
------------------------------------------------------------------------------
Floating-rate securitizations
   synthetically altered to fixed.........      $  273                  $  224
Floating-rate securitizations.............          72                      44
Held by the Company:
   For investment.........................          27                      23
   For sale...............................           6                       6
                                                ------------------------------
Total ....................................      $  378                 $   297
                                                ==============================

Because of the programs in place to manage interest rate exposure relating to its consumer loan portfolios, the Company expects to experience relatively little impact as interest rates fluctuate in the future.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and requires that an entity recognize those items as either assets or liabilities and measure them at fair value. The Company has not determined the impact of SFAS No. 133 on its financial position, results of operations or cash flows.

In April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 is effective for fiscal years beginning after December 15, 1998. It requires costs of start-up activities, including organization and pre-opening costs to be expensed as incurred. The Company has not determined the impact of SOP 98-5 on its financial position, results of operations or cash flows.

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new businesses. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1998 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1998.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                                         May 31, 1998          Feb. 28, 1998
                                                                                         ------------          -------------
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $       70,251        $      90,200
Net accounts receivable                                                                        530,683              537,169
Merchandise inventory                                                                        1,281,491            1,266,575
Deferred income taxes                                                                           12,240                   --
Prepaid expenses and other current assets                                                       29,783               19,798
                                                                                        --------------        -------------

Total current assets                                                                         1,924,448            1,913,742

Property and equipment, net                                                                    788,235              834,347
Inter-Group Interest in the CarMax Group                                                       275,909              278,239
Other assets                                                                                    27,889               35,290
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    3,016,481        $   3,061,618
                                                                                        ==============        =============

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                                                  $        1,346        $       1,301
Accounts payable                                                                               716,144              714,171
Short-term debt                                                                                  5,505                5,591
Accrued expenses and other current liabilities                                                  86,809              129,198
Accrued income taxes                                                                             3,425                   --
                                                                                        --------------        -------------

Total current liabilities                                                                      813,229              850,261

Long-term debt, excluding current installments                                                 371,532              396,906
Deferred revenue and other liabilities                                                         132,559              139,841
Deferred income taxes                                                                           26,494               26,278
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,343,814            1,413,286

GROUP EQUITY                                                                                 1,672,667            1,648,332
                                                                                        --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                                                      $    3,016,481        $   3,061,618
                                                                                        ==============        =============

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1998                  1997
                                                                                        --------------        -------------

Net sales and operating revenues                                                        $    1,924,727        $   1,679,350

Cost of sales, buying and warehousing                                                        1,460,109            1,277,701
                                                                                        --------------        -------------

Gross profit                                                                                   464,618              401,649
                                                                                        --------------        -------------

Selling, general and administrative expenses                                                   432,051              373,700

Interest expense                                                                                 7,082                5,825
                                                                                        --------------        -------------

Total expenses                                                                                 439,133              379,525
                                                                                        --------------        -------------

Earnings before income taxes and
    Inter-Group Interest in the CarMax Group                                                    25,485               22,124

Provision for income taxes                                                                       9,737                8,427
                                                                                        --------------        -------------

Earnings before Inter-Group Interest
    in the CarMax Group                                                                         15,748               13,697

Net loss related to the Inter-Group
    Interest in the CarMax Group                                                                 2,479                  948
                                                                                        --------------        -------------

Net earnings                                                                            $       13,269        $      12,749
                                                                                        ==============        =============

Weighted average common shares:
    Basic                                                                                       98,691               97,710
                                                                                        ==============        =============
    Diluted                                                                                     99,947               98,920
                                                                                        ==============        =============

Net earnings per share:
    Basic                                                                               $         0.13        $        0.13
                                                                                        ==============        =============
    Diluted                                                                             $         0.13        $        0.13
                                                                                        ==============        =============

Dividends paid per common share                                                         $        0.035        $       0.035
                                                                                        ==============        =============


See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1998                  1997
                                                                                        --------------        -------------
Operating Activities:
Net earnings                                                                            $       13,269        $      12,749
Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
    Net loss related to Inter-Group Interest in the CarMax Group                                 2,479                  948
    Depreciation and amortization                                                               30,655               29,230
    Loss on sales of property and equipment                                                        810                  412
    Provision for deferred income taxes                                                        (12,024)               3,672
    Decrease in deferred revenue and other liabilities                                          (7,282)             (10,000)
    Decrease in net accounts receivable                                                          6,486               70,077
    (Increase) decrease in merchandise inventory, prepaid
       expenses and other current assets                                                       (24,901)              61,948
    Decrease in other assets                                                                     7,401                4,080
    Decrease in accounts payable, accrued expenses
       and other current liabilities, and accrued income taxes                                 (36,991)             (89,361)
                                                                                        --------------        -------------
Net cash (used in) provided by operating activities                                            (20,098)              83,755
                                                                                        --------------        -------------


Investing Activities:
Purchases of property and equipment                                                            (56,029)             (67,828)
Proceeds from sales of property and equipment                                                   70,676               59,038
Issuance of inter-group note receivable, net                                                        --              (72,878)
                                                                                        --------------        -------------
Net cash provided by (used in) investing activities                                             14,647              (81,668)
                                                                                        --------------        -------------


Financing Activities:
Increase in inter-group payable, net                                                                --               10,948
(Decrease) increase in allocated short-term debt, net                                              (86)               4,352
Decrease in allocated long-term debt, net                                                      (25,329)              (2,004)
Equity issuances, net                                                                           14,386                3,915
Dividends paid                                                                                  (3,469)              (3,435)
                                                                                        --------------        -------------
Net cash (used in) provided by financing activities                                            (14,498)              13,776
                                                                                        --------------        -------------

(Decrease) increase in cash and cash equivalents                                               (19,949)              15,863
Cash and cash equivalents at beginning of year                                                  90,200               32,222
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $       70,251        $      48,085
                                                                                        ==============        =============


See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements


1.   Basis of Presentation

     Circuit City Stores, Inc. and its subsidiaries (the "Company") has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track separately the performance of the Circuit City store-related operations, a retained interest in the CarMax Group, and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group and including the Company's investment in Digital Video Express, LP and related operations). The CarMax Group Common Stock is intended to track separately the performance of the CarMax operations. The Circuit City Group held a
     77.1 percent interest in the CarMax Group at May 31, 1998; a 77.3 percent interest at February 28, 1998; and a 77.5 percent interest at May 31, 1997.

     Notwithstanding the attribution of the Company's assets and liabilities (including contingent liabilities) and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their respective financial statements, holders of Circuit City Group Stock and holders of CarMax Group Stock are shareholders of the Company and subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Circuit City Group financial statements included herein should be read in conjunction with the consolidated and CarMax Group financial statements and with the notes to the consolidated and group financial statements included in the Company's 1998 annual report to shareholders.

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

3.   Accounting for Costs of Computer Software

     Effective March 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires certain software development costs to be capitalized. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in the development of internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software are to be capitalized. The adoption of this SOP did not have a material effect on the Circuit City Group's financial position, results of operations or cash flows.

4.   Net Earnings per Share

     On December 15, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Prior period net earnings per share data has been restated in accordance with SFAS No. 128. Reconciliations of the numerator and denominator of basic and diluted net earnings per share are presented below:

     (Amounts in thousands                                                May 31,
     except per share data)                                  1998                       1997
     -----------------------------------------------------------------------------------------

     Weighted average common shares.................        98,691                      97,710
     Dilutive potential common shares:
        Options.....................................           958                         900
        Restricted stock............................           298                         310
                                                        --------------------------------------
     Weighted average common shares and
        dilutive potential common shares............        99,947                      98,920
                                                        ======================================

     Income available to common shareholders........    $   13,269                   $  12,749
     Basic net earnings per share...................    $     0.13                   $    0.13
     Diluted net earnings per share.................    $     0.13                   $    0.13

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. Options to purchase
     1,000,000 shares of Circuit City Group Stock at $59.00 per share were outstanding and not included in the calculation at May 31, 1998, and 1,018,297 shares ranging from $36.88 to $59.00 per share were not included at May 31, 1997.

5.   Gain or Loss on Securitizations

     For transfers that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operation. Amortization of prior period gains on securitizations for the Circuit City Group's finance operation exceeded current period gains by $1 million for the-three month period ended May 31, 1998, compared with a net gain of $5.1 million for the three-month period ended May 31, 1997.

6.   Interest Rate Swaps

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to its finance operation. These swaps were entered into as part of the sales of receivables and are therefore included in the gain or loss on sales of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $1.7 million at May 31, 1998, compared with a loss of $1.9 million at February 28, 1998.

                                     ITEM 2.

           CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the first quarter of fiscal 1999 were $1.92 billion, an increase of 15 percent from $1.68 billion in the same period last year. The total sales increase reflects strong sales across a broad base of merchandise, covering personal computers, consumer electronics and major appliances, and the continued geographic growth of Circuit City Superstores.

The percentage changes in Circuit City comparable store sales for the first quarter of fiscal years 1999 and 1998 were as follows:

---------------------------------- ----------------------------
             FY '99                        1st Quarter
---------------------------------- ----------------------------
 MAR       APR           MAY          FY '99         FY '98
---------------------------------- ----------------------------
  --        1%           12%            4%            (2%)
---------------------------------- ----------------------------

The   comparable   store  sales   increase  for  the  first   quarter   reflects
higher-than-anticipated sales in all major product categories.

During the quarter, the Circuit City Group opened its 15th Superstore in the New York metropolitan market and its first Superstores in Idaho Falls, Idaho; Lafayette and Kokomo, Ind.; and Grand Junction, Colo. By fiscal year-end, the Circuit City Group plans to have opened approximately 45 additional Superstore locations.

The table below details Circuit City retail units:

      --------------------------------------------------------------------------------------------------
                                  Stores Open At End of Quarter            Estimate
                               -----------------------------------
                               May 31, 1998           May 31, 1997      Feb. 28, 1999      Feb. 28, 1998
      --------------------------------------------------------------------------------------------------
      Superstore
      --------------------------------------------------------------------------------------------------
        "D" Superstore               115                    101               116                 114
      --------------------------------------------------------------------------------------------------
        "C" Superstore               288                    275               298                 289
      --------------------------------------------------------------------------------------------------
        "B" Superstore                73                     55                86                  72
      --------------------------------------------------------------------------------------------------
        "A" Superstore                29                     19                50                  25
      --------------------------------------------------------------------------------------------------
      Electronics-Only                 4                      4                 4                   4
      --------------------------------------------------------------------------------------------------
      Circuit City Express            52                     50                52                  52
      --------------------------------------------------------------------------------------------------
      TOTAL                          561                    504               606                 556
      ==================================================================================================

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.8 percent of sales in the first quarter of fiscal 1999 and 6.1 percent of sales in the first quarter of fiscal 1998. Third-party warranty revenue rose to 4.3 percent of sales in this year's first quarter from 3.9 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 5.1 percent of sales in this year's first quarter versus 5.2 percent in the first quarter of last year.

The percentage of merchandise sales by category is listed below:

        -------------------------------------------------------------
                                             1st Quarter
                                    -----------------------------
                                    Fiscal 1999       Fiscal 1998
        -------------------------------------------------------------
        TV                               17%              17%
        -------------------------------------------------------------
        VCR/Camcorders                   13%              14%
        -------------------------------------------------------------
        Audio                            16%              17%
        -------------------------------------------------------------
        Home Office                      26%              24%
        -------------------------------------------------------------
        Appliances                       17%              17%
        -------------------------------------------------------------
        Other                            11%              11%
        -------------------------------------------------------------
         TOTAL                          100%             100%
        =============================================================

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

Cost of Sales, Buying and Warehousing

The gross profit margin rose to 24.1 percent of sales in the first quarter of fiscal 1999 from 23.9 percent for the same period last year. The gross profit margin increase reflects effective inventory management and the sales contribution from higher margin products.

Selling, General and Administrative Expenses

The Group's selling, general and administrative expense ratio increased to 22.4 percent of sales in the first quarter of fiscal 1999 compared with 22.3 percent of sales for the same period last year. The higher ratio primarily reflects the Company's investment in Divx, offset by the expense leverage resulting from the comparable store sales increase. The investment in Divx contributed approximately 70 basis points to the expense ratio during the first quarter of fiscal 1999 compared with approximately 30 basis points for the same period last year.

Earnings Before the Inter-Group Interest in the CarMax Group

For the first quarter, earnings before the Inter-Group Interest in the CarMax Group increased 15 percent to $15.7 million in fiscal 1999 compared with $13.7 million in fiscal 1998.

Excluding the investment in Divx and the Group's retained interest in the CarMax Group, earnings for the first quarter increased 43 percent to $23.8 million from $16.7 million for the same period last year.

Net Loss Related to the Inter-Group Interest in the CarMax Group

During the first quarter, the net loss attributable to the Circuit City Group's Inter-Group Interest in the CarMax Group was $2.5 million compared with a net loss of $0.9 million for the same period last year.

Net Earnings

Net earnings for the quarter ended May 31, 1998, increased 4 percent to $13.3 million from $12.7 million in the same period last year. Net earnings per share was 13 cents for the first quarter of both fiscal 1999 and fiscal 1998.

Liquidity and Capital Resources

Total assets at May 31, 1998, were $3.02 billion. The $46.1 million decrease in property and equipment reflects sale-leaseback transactions entered into during the first quarter. The impact of these transactions was partly offset by purchases of property and equipment for new locations. Merchandise inventory increased $14.9 million to support new and planned store openings.

The Company's finance operation included in the Circuit City Group has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of May 31, 1998, the master trust program had a total program capacity of $925 million. The Company's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of May 31, 1998, the bankcard master trust program had a total program capacity of $2 billion. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the Circuit City Group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables, proceeds of equity offerings and sale-leasebacks of real estate. At May 31, 1998, the Company also maintained $410 million in seasonal lines that are renewed annually with various banks as well as a $150 million revolving credit facility.

Management believes that proceeds from the sale of property and equipment and receivables, future increases in the Company's debt allocated to the Circuit City Group and cash generated by operations will be sufficient to fund the Circuit City Group's capital expenditures and operations. Management also intends to complete a shelf registration of common stock for future acquisitions and other business initiatives.

On June 8, 1998, San Francisco, Calif., and Richmond, Va., became the first two markets to begin selling DVD players equipped with the Divx enhancement and movie titles on Divx discs. Approximately 30 movie titles were available at launch, and Divx plans to add approximately 50 titles per month to reach a minimum of 150 titles by national launch. Additional funding will be needed to support the national retail roll out of Divx during fiscal 1999. Management expects to pursue various funding alternatives with a focus on those that would remove future losses from the Circuit City Group's financial statements.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and requires that an entity recognize those items as either assets or liabilities and measure them at fair value. The Company has not determined the impact of SFAS No.133 on its financial position, results of operations or cash flows.

In April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 is effective for fiscal years beginning after December 15, 1998. It requires costs of start-up activities, including organization and pre-opening costs to be expensed as incurred. The Company has not determined the impact of SOP 98-5 on its financial position, results of operations or cash flows.

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new concepts. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1998 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1998.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                                         May 31, 1998          Feb. 28, 1998
                                                                                         ------------          -------------
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                                 $     15,522          $    26,412
Net accounts receivable                                                                         70,604               60,866
Inventory                                                                                      195,886              143,970
Deferred income taxes                                                                            1,084                   --
Prepaid expenses and other current assets                                                        3,515                1,359
                                                                                          ------------          -----------

Total current assets                                                                           286,611              232,607

Property and equipment, net                                                                    203,054              214,087
Other assets                                                                                     1,828                1,628
                                                                                          ------------          -----------

TOTAL ASSETS                                                                              $    491,493          $   448,322
                                                                                          ============          ===========

LIABILITIES AND GROUP EQUITY
Current liabilities:
Accounts payable                                                                          $     65,819          $    51,220
Short-term debt                                                                                    812                  385
Deferred income taxes                                                                               --                  370
Accrued expenses and other current liabilities                                                   7,833                3,604
                                                                                          ------------          -----------

Total current liabilities                                                                       74,464               55,579

Long-term debt                                                                                  52,055               27,386
Deferred revenue and other liabilities                                                           5,617                5,266
Deferred income taxes                                                                            1,499                  145
                                                                                          ------------          -----------

TOTAL LIABILITIES                                                                              133,635               88,376

GROUP EQUITY                                                                                   357,858              359,946
                                                                                          ------------          -----------

TOTAL LIABILITIES AND GROUP EQUITY                                                        $    491,493          $   448,322
                                                                                          ============          ===========

See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1998                   1997
                                                                                          ------------          -----------

Net sales and operating revenues                                                          $    346,363          $   177,554

Cost of sales                                                                                  306,467              160,925
                                                                                          ------------          -----------

Gross profit                                                                                    39,896               16,629
                                                                                          ------------          -----------

Selling, general and administrative expenses                                                    44,918               18,168

Interest expense                                                                                   249                  466
                                                                                          ------------          -----------

Total expenses                                                                                  45,167               18,634
                                                                                          ------------          -----------

Loss before income tax benefit                                                                   5,271                2,005

Income tax benefit                                                                               2,056                  782
                                                                                          ------------          -----------

Net loss                                                                                  $      3,215          $     1,223
                                                                                          ============          ===========

Net loss attributable to:

    Circuit City Group common stock                                                       $      2,479          $       948
    CarMax Group common stock                                                                      736                  275
                                                                                          ------------          -----------
                                                                                          $      3,215          $     1,223
                                                                                          ============          ===========

Weighted average common shares                                                                  22,341               21,861
                                                                                          ============          ===========

Net loss per share                                                                        $       0.03          $      0.01
                                                                                          ============          ===========

Dividends paid per common share                                                           $         --          $        --
                                                                                          ============          ===========


See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                              1998                  1997
                                                                                          ------------          -----------
Operating Activities:
Net loss                                                                                  $     (3,215)         $    (1,223)
Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                                                                2,070                  871
    Provision for deferred income taxes                                                           (100)                 107
    Increase in deferred revenue and other liabilities                                             351                  327
    Increase in net accounts receivable                                                         (9,738)              (7,339)
    (Increase) decrease in inventory, prepaid expenses
       and other current assets                                                                (54,072)               4,345
    (Increase) decrease in other assets                                                           (250)               1,441
    Increase in accounts payable, accrued expenses and other
       current liabilities, and accrued income taxes                                            18,828               11,242
                                                                                          ------------          -----------
Net cash (used in) provided by operating activities                                            (46,126)               9,771
                                                                                          ------------          -----------


Investing Activities:
Purchases of property and equipment                                                            (54,309)             (43,398)
Proceeds from sales of property and equipment                                                   63,322               12,690
Increase in inter-group receivable, net                                                             --              (10,948)
                                                                                          ------------          -----------
Net cash provided by (used in) investing activities                                              9,013              (41,656)
                                                                                          ------------          -----------


Financing Activities:
Increase in allocated short-term debt, net                                                         427                   --
Increase in allocated long-term debt, net                                                       24,669                   --
Issuance of inter-group note payable, net                                                           --               72,878
Equity issuances, net                                                                            1,127                    1
                                                                                          ------------          -----------
Net cash provided by financing activities                                                       26,223               72,879
                                                                                          ------------          -----------

(Decrease) increase in cash and cash equivalents                                               (10,890)              40,994
Cash and cash equivalents at beginning of year                                                  26,412              170,421
                                                                                          ------------          -----------
Cash and cash equivalents at end of period                                                $     15,522          $   211,415
                                                                                          ============          ===========


See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Notes to Group Financial Statements


1.   Basis of Presentation

     Circuit City Stores, Inc. and its subsidiaries (the "Company") has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track separately the performance of the Circuit City store-related operations, a retained interest in the CarMax Group, and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group and including the Company's investment in Digital Video Express, LP and related operations). The CarMax Group Common Stock is intended to track separately the performance of the CarMax operations. The Circuit City Group held a
     77.1 percent interest in the CarMax Group at May 31, 1998; a 77.3 percent interest at February 28, 1998; and a 77.5 percent interest at May 31, 1997.

     Notwithstanding the attribution of the Company's assets and liabilities (including contingent liabilities) and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their respective financial statements, holders of Circuit City Group Stock and holders of CarMax Group Stock are shareholders of the Company and subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the CarMax Group financial statements included herein should be read in conjunction with the consolidated and Circuit City Group financial statements and with the notes to the consolidated and group financial statements included in the Company's 1998 annual report to shareholders.

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

3.   Accounting for Costs of Computer Software

     Effective March 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires certain software development costs to be capitalized. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in the development of internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software are to be capitalized. The adoption of this SOP did not have a material effect on the CarMax Group's consolidated financial position, results of operations or cash flows.

4.   Net Loss per Share

     On December 15, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Prior period net loss per share data has been restated in accordance with SFAS No. 128. The calculation of net loss per share is presented below:

     (Amounts in thousands                                                May 31,
     except per share data)                                  1998                       1997
     -----------------------------------------------------------------------------------------

     Weighted average common shares.................        22,341                      21,861
                                                        ======================================

     Loss available to common shareholders..........    $      736                   $     275
     Net loss per share.............................    $     0.03                   $    0.01

     The CarMax Group had no diluted net loss per share because the Group had net losses for the periods presented.

5.   Gain or Loss  on Securitizations

     For transfers that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. The net gain on sales of receivables for the CarMax Group's finance operation totaled $2.6 million for the three-month period ended May 31, 1998, compared with $868,000 for the three-month period ended May 31, 1997.

6.   Interest Rate Swaps

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $1.7 million at May 31, 1998, compared with a loss of $1.9 million at February 28, 1998.

     On behalf of the CarMax Group, the Company, during the quarter, entered into a 40-month amortizing swap with a notional amount of approximately $70 million related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was approximately $273 million at May 31, 1998, and $224 million at February 28, 1998. These swaps were entered into as part of the sales of receivables and are therefore included in the gain or loss on sales of receivables.

                                     ITEM 2.

              CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the first quarter of fiscal 1998 were $346.4 million, an increase of 95 percent from $177.6 million in the same period last year. First quarter sales were below expectations and reflect the intensity of the new-car promotions with which CarMax must compete, lower-than-anticipated sales at some new stores opened during the past year and decreases in average retail prices. However, the total sales increase reflects strong new-car sales for the quarter, consistent with the industry's performance, and the opening of 14 locations since the first quarter of last fiscal year offset by a one percent decrease in comparable store sales. The percentage changes in CarMax comparable store sales for the first quarter of fiscal 1999 and 1998 were as follows:

---------------------------------- ----------------------------
             FY '99                        1st Quarter
---------------------------------- ----------------------------
 MAR       APR           MAY          FY '99         FY '98
------ ------------- ------------- -------------- -------------
 1%        (9%)           5%           (1%)           14%
------ ------------- ------------- -------------- -------------

The CarMax comparable store sales decrease for the first quarter reflects lower-than-anticipated used-car sales caused in part by the intense promotional environment in the new-car industry and decreases in average retail prices. During the quarter, CarMax added two stores to the Chicago market, bringing the total Chicago market store count to three, and also opened its third store in Dallas. The Group plans to open approximately seven additional locations by the end of fiscal 1999.

The table below details CarMax retail units:

      ------------------------------------------------------------------------------------------------
                                 Stores Open At End of Quarter           Estimate
                               ----------------------------------
                               May 31, 1998          May 31, 1997      Feb. 28, 1999     Feb. 28, 1998
      ------------------------------------------------------------------------------------------------

        "C" Superstore               7                    1                  8                  5
      ------------------------------------------------------------------------------------------------
        "B" Superstore               6                    3                  6                  5
      ------------------------------------------------------------------------------------------------
        "A" Superstore               8                    3                 14                  8
      ------------------------------------------------------------------------------------------------
      TOTAL                         21                    7                 28                 18
      ================================================================================================

For the CarMax Group, gross dollar sales from all extended warranty programs were 4.2 percent of sales in the first quarter of fiscal 1999 and 3.4 percent in the first quarter of fiscal 1998. The increase in fiscal 1999 is attributable to pricing adjustments and a higher penetration rate achieved by extending warranty coverage to more vehicles. Third-party warranty revenue increased to 1.9 percent of sales in this year's first quarter from 1.1 percent in the same period last year. The total extended warranty revenue that is reported in total sales was
2.0 percent of sales in this year's first quarter versus 1.2 percent in the first quarter of last year.

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

Cost of Sales

The gross profit margin increased to 11.5 percent of sales in the first quarter of fiscal 1999 from 9.4 percent for the same period last year. The increase in the gross margin reflects pricing adjustments on extended service plans, the elimination of centralized reconditioning facilities, the addition of vehicle documentation fees, and the contribution of consumer electronics accessory sales.

Selling, General and Administrative Expenses

The CarMax Group's selling, general and administrative expense ratio increased to 12.9 percent of sales in the first quarter of fiscal 1999 compared with 10.2 percent of sales for the same period last year. The increase primarily reflects an increased number of new, immature stores, some of which underperformed sales expectations, and the overall lower-than-anticipated used-car sales.

Interest Expense

Interest expense decreased to 0.1 percent of sales in the first quarter of fiscal 1999 compared with 0.3 percent of sales for the same period last year. In fiscal 1999, interest expense primarily was incurred on allocated debt used to fund store expansion and working capital. In fiscal 1998, interest expense primarily was incurred on an inter-group note used to finance inventory.

Net Loss

For the quarter ended May 31, 1998, the CarMax Group produced a net loss of $3.2 million compared with a net loss of $1.2 million for the same period last year. The net loss attributable to the CarMax Group Common Stock was three cents per share for the first quarter of fiscal 1999 compared with a net loss of one cent per share for the same period last year.

Liquidity and Capital Resources

Total assets at May 31, 1998, were $491.5 million, an increase of $43.2 million, or 9.6 percent, from $448.3 million at February 28, 1998. The largest contributor to the asset increase was a $51.9 million increase in inventory to support new stores opened during the quarter and planned openings for the second quarter. Net accounts receivable increased by $9.7 million, reflecting an increase in auto loans from other finance companies that offer financing to CarMax customers.

To support new store expansion and the purchase of inventory, net allocated long-term debt increased $24.7 million and accounts payable increased $14.6 million.

As of May 31, 1998, the Company had an asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group, that allowed the transfer of up to $400 million in auto loan receivables. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the CarMax Group to fund operating deficits and to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables, proceeds of equity offerings and sale-leasebacks of real estate. At May 31, 1998, the Company also maintained $410 million in seasonal lines that are renewed annually with various banks as well as a $150 million revolving credit facility.

Management believes that the establishment of an inventory financing program for CarMax, proceeds from the sales of property and equipment and receivables, proceeds of equity offerings, future increases in the Company's debt allocated to the CarMax Group and cash generated by operations will be sufficient to fund the CarMax Group's capital expenditures and operations. Management also intends to complete a shelf registration of common stock for future acquisitions and other business initiatives.

Market Risk

The Company manages the installment loan portfolio of First North American Credit Corporation ("FNACC"). Portions of this portfolio are securitized and, therefore, are not presented on the Group's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the Company has managed with matched funding and interest rate swaps.

Many of the automobiles that CarMax sells are financed through FNACC. All receivables represent fixed-rate installment loans with a principal weighted average life of approximately 20 months. Total principal outstanding at May 31, 1998, and February 28, 1998, was as follows:

(Amounts in millions)                        May 31                  Feb. 28
----------------------------------------------------------------------------
Fixed APR..............................      $  378                  $   297

Financing for these receivables is achieved through bank conduit securitizations which, in turn, issue floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at May 31, 1998, and February 28, 1998, and related interest rates were as follows:

(Amounts in millions)                        May 31                  Feb. 28
----------------------------------------------------------------------------
Floating-rate securitizations
   synthetically altered to fixed......     $  273                    $  224
Floating-rate securitizations..........         72                        44
Held by the Company:
   For investment......................         27                        23
   For sale............................          6                         6
                                            --------------------------------
Total .................................   $    378                   $   297
                                          ==================================

Because of the programs in place to manage interest rate exposure relating to its installment loan portfolio, the Company expects to experience relatively little impact as interest rates fluctuate in the future.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and requires that an entity recognize those items as either assets or liabilities and measure them at fair value. The Company has not determined the impact of SFAS No. 133 on its financial position, results of operations or cash flows.

In April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 is effective for fiscal years beginning after December 15, 1998. It requires costs of start-up activities, including organization and pre-opening costs to be expensed as incurred. The Company has not determined the impact of SOP 98-5 on its financial position, results of operations or cash flows.

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new retail concepts. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1998 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1998.

                                             PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

          (c) On June 5, 1998, the Company issued 32,344 shares of unregistered Circuit City Group Common Stock to the Goldberg Company, Inc ("Goldberg"), pursuant to an asset purchase agreement between Goldberg and the Company. The shares were issued to Goldberg pursuant to Section 4(2) of the Securities Act of 1933. The transaction did not involve any general solicitation or general advertising, and the shares were issued solely to Goldberg. The Company received $1,461,545 worth of assets of Goldberg in consideration for issuance of the shares. The shares were subsequently registered for resale on a form S-3 that became effective June 18, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The annual meeting of the Company's shareholders was held on June 16, 1998.

          (c)       (i)        At such annual meeting,  the  shareholders of the
                               Company  elected  Richard  N.  Cooper;  Robert S.
                               Jepson, Jr.; Richard L. Sharp and Alan L. Wurtzel as directors for three-year terms. The elections were approved by the following votes:


================================================================================
     Directors                      For                       Withheld
================================================================================
Richard N. Cooper                68,294,380                   19,367,389
--------------------------------------------------------------------------------
Robert S. Jepson, Jr.            75,895,313                   11,766,456
--------------------------------------------------------------------------------
Richard L. Sharp                 75,890,279                   11,771,490
--------------------------------------------------------------------------------
Alan L. Wurtzel                  75,884,079                   11,777,690
================================================================================


                    (ii) At such annual meeting, the shareholders of the Company voted against a shareholder proposal that sought to require the Board of Directors to issue a policy committing the Company to a more diverse Board, including a program of steps and a time line. This proposal was voted down by the following votes:


================================================================================
Shareholder                                                            Broker
Proposal        For               Against           Abstain          Non-Votes
================================================================================
             7,683,514          68,585,713         2,387,630         9,004,910
================================================================================


Item 6.      Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      (27)     Financial Data Schedule

              (b)     Reports on Form 8-K
                      None

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


                                      CIRCUIT CITY STORES, INC.




                                      By:   s/Richard L. Sharp
                                            Richard L. Sharp
                                            Chairman of the Board and
                                            Chief Executive Officer



                                      By:   s/Michael T. Chalifoux
                                            Michael T. Chalifoux
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Corporate Secretary



                                     By:    s/Philip J. Dunn
                                            Philip J. Dunn
                                            Vice President, Treasurer,
                                            Corporate Controller and
                                            Chief Accounting Officer




July 15, 1998