Form 10-Q
period 1998-08-31
CIRCUIT CITY STORES INC
filed 1998-10-15
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 1998

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

            Yes    X                                        No
                 -----                                          -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                     Class                                            Outstanding at September 30,1998
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                     100,332,163
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                            22,787,278


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 33.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            Page
                                                                                             No.
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Financial Statements:

                     Consolidated Balance Sheets -
                     August 31, 1998 and February 28, 1998                                   4

                     Consolidated Statements of Earnings -
                     Three Months and Six Months Ended August 31, 1998 and 1997              5

                     Consolidated Statements of Cash Flows -
                     Six Months Ended August 31, 1998 and 1997                               6

                     Notes to Consolidated Financial Statements                              7

                  Circuit City Group Financial Statements:

                     Circuit City Group Balance Sheets -
                     August 31, 1998 and February 28, 1998                                  15

                     Circuit City Group Statements of Earnings -
                     Three Months and Six Months Ended August 31, 1998 and 1997             16

                     Circuit City Group Statements of Cash Flows -
                     Six Months Ended August 31, 1998 and 1997                              17

                     Notes to Circuit City Group Financial Statements                       18

                  CarMax Group Financial Statements:

                     CarMax Group Balance Sheets -
                     August 31, 1998 and February 28, 1998                                  24

                     CarMax Group Statements of Operations -
                     Three Months and Six Months Ended August 31, 1998 and 1997             25

                     CarMax Group Statements of Cash Flows -
                     Six Months Ended August 31, 1998 and 1997                              26

                     Notes to CarMax Group Financial Statements                             27

      Item 2.     Management's Discussion and Analysis:

                     Circuit City Stores, Inc. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                       10

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                       20

                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                       29

                                  Page 2 of 34


PART II.             OTHER INFORMATION

      Item 6.        Exhibits and Reports on Form 8-K                                       33



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                         Aug. 31, 1998         Feb. 28, 1998
                                                                                         -------------         -------------
                                                                                          (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                               $       93,570        $     116,612
Net accounts receivable                                                                        607,584              598,035
Inventory                                                                                    1,557,054            1,410,545
Deferred income taxes                                                                           12,149                   --
Prepaid expenses and other current assets                                                       42,473               21,157
                                                                                        --------------        -------------

Total current assets                                                                         2,312,830            2,146,349

Property and equipment, net                                                                  1,053,118            1,048,434
Other assets                                                                                    27,238               36,918
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    3,393,186        $   3,231,701
                                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                                                  $        1,392        $       1,301
Accounts payable                                                                               861,361              765,391
Short-term debt                                                                                 21,932                5,976
Accrued expenses and other current liabilities                                                 128,015              132,802
Accrued income taxes                                                                             1,879                   --
Deferred income taxes                                                                               --                  356
                                                                                        --------------        -------------

Total current liabilities                                                                    1,014,579              905,826

Long-term debt, excluding current installments                                                 423,344              424,292
Deferred revenue and other liabilities                                                         132,370              145,107
Deferred income taxes                                                                           28,722               26,437
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,599,015            1,501,662
                                                                                        --------------        -------------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
     175,000,000 shares authorized; 100,164,000 shares
     issued and outstanding as of August 31, 1998                                               50,082               49,641
CarMax Group common stock, $0.50 par value;
     175,000,000 shares authorized; 22,754,000 shares
     issued and outstanding as of August 31, 1998                                               11,377               11,102
Capital in excess of par value                                                                 557,147              530,763
Retained earnings                                                                            1,175,565            1,138,533
                                                                                        --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                                   1,794,171            1,730,039
                                                                                        --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    3,393,186        $   3,231,701
                                                                                        ==============        =============

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Six Months Ended
                                                                     August 31,                           August 31,
                                                              1998               1997              1998               1997
                                                         --------------     -------------      -------------     --------------

Net sales and operating revenues                         $    2,517,154     $    2,020,572     $   4,788,244     $    3,877,476

Cost of sales, buying and warehousing                         1,945,482          1,548,143         3,712,058          2,986,769
                                                         --------------     --------------     -------------     --------------

Gross profit                                                    571,672            472,429         1,076,186            890,707
                                                         --------------     --------------     -------------     --------------

Selling, general and administrative expenses                    514,613            422,472           991,582            814,340

Interest expense                                                  6,314              5,624            13,645             11,915
                                                         --------------     --------------     -------------     --------------

Total expenses                                                  520,927            428,096         1,005,227            826,255
                                                         --------------     --------------     -------------     --------------

Earnings before income taxes                                     50,745             44,333            70,959             64,452

Provision for income taxes                                       19,283             16,847            26,964             24,492
                                                         --------------     --------------     -------------     --------------

Net earnings                                             $       31,462     $       27,486     $      43,995     $       39,960
                                                         ==============     ==============     =============     ==============

Net earnings (loss) attributable to:
    Circuit City Group common stock                      $       32,147     $       27,879     $      45,416     $       40,628
    CarMax Group common stock                                      (685)              (393)           (1,421)              (668)
                                                         --------------     --------------     -------------     --------------
                                                         $       31,462     $       27,486     $      43,995     $       39,960
                                                         ==============     ==============     =============     ==============
Weighted average common shares:
    Circuit City Group:
       Basic                                                     99,095             98,040            98,893             97,874
                                                         ==============     ==============     =============     ==============
       Diluted                                                  100,423             99,171           100,185             99,045
                                                         ==============     ==============     =============     ==============
    CarMax Group                                                 22,580             21,895            22,461             21,878
                                                         ==============     ==============     =============     ==============

Net earnings (loss) per share:
    Circuit City Group:
       Basic                                             $         0.32     $         0.28     $        0.46     $         0.42
                                                         ==============     ==============     =============     ==============
       Diluted                                           $         0.32     $         0.28     $        0.45     $         0.41
                                                         ==============     ==============     =============     ==============
    CarMax Group                                         $        (0.03)    $       (0.02)     $       (0.06)    $        (0.03)
                                                         ==============     =============      =============     ==============

Dividends paid per common share:
    Circuit City Group common stock                      $        0.035     $        0.035     $       0.070     $        0.070
                                                         ==============     ==============     =============     ==============
    CarMax Group common stock                            $           --     $           --     $          --     $           --
                                                         ==============     ==============     =============     ==============


See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                   Six Months Ended
                                                                                                      August 31,
                                                                                               1998                 1997
                                                                                          ------------          -----------
Operating Activities:
Net earnings                                                                               $    43,995          $    39,960
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                                               68,364               61,894
    Loss on sales of property and equipment                                                      1,126                  450
    Provision for deferred income taxes                                                        (10,220)               5,961
    Decrease in deferred revenue and other liabilities                                         (12,737)             (22,515)
    Increase in net accounts receivable                                                         (9,549)             (35,389)
    Increase in inventory, prepaid expenses
       and other current assets                                                               (167,825)             (46,026)
    Decrease in other assets                                                                     9,580                7,882
    Increase in accounts payable, accrued expenses and
       other current liabilities, and accrued income taxes                                      93,062               74,857
                                                                                           -----------          -----------
Net cash provided by operating activities                                                       15,796               87,074
                                                                                           -----------          -----------

Investing Activities:
Purchases of property and equipment                                                           (209,046)            (284,848)
Proceeds from sales of property and equipment                                                  134,972              161,412
                                                                                           -----------          -----------
Net cash used in investing activities                                                          (74,074)            (123,436)
                                                                                           -----------          -----------

Financing Activities:
Proceeds from issuance of short-term debt, net                                                  15,956                7,864
Principal payments on long-term debt                                                              (857)              (4,840)
Issuances of Circuit City Group common stock, net                                               25,425                6,350
Issuances of CarMax Group common stock, net                                                      1,675                   (5)
Dividends paid on Circuit City Group common stock                                               (6,963)              (6,880)
                                                                                           -----------          -----------
Net cash provided by financing activities                                                       35,236                2,489
                                                                                           -----------          -----------

Decrease in cash and cash equivalents                                                          (23,042)             (33,873)
Cash and cash equivalents at beginning of year                                                 116,612              202,643
                                                                                           -----------          -----------
Cash and cash equivalents at end of period                                                 $    93,570          $   168,770
                                                                                           ===========          ===========


See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     Circuit City Stores, Inc. and its subsidiaries (the "Company") has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track separately the performance of the Circuit City store-related operations, a retained interest in the CarMax Group, and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group and including the Company's investment in Digital Video Express, LP and related operations ("Divx")). The CarMax Group Common Stock is intended to track separately the performance of the CarMax operations. The Circuit City Group held a 76.8 percent interest in the CarMax Group at August 31, 1998; a 77.3 percent interest at February 28, 1998; and a 77.4 percent interest at August 31, 1997.

     Notwithstanding the attribution of the Company's assets and liabilities (including contingent liabilities) and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their respective financial statements, holders of Circuit City Group Stock and holders of CarMax Group Stock are shareholders of the Company and subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the consolidated financial statements included herein should be read in conjunction with the financial statements of each group and with the notes to the consolidated and group financial statements included in the Company's 1998 annual report to shareholders.

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

4.   Net Earnings (Loss) per Share

     On December 15, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Prior period net earnings per share data has been restated in accordance with SFAS No. 128. Reconciliations of the numerator and denominator of basic and diluted net earnings (loss) per share are presented below:

                                                                         Three Months Ended                 Six Months Ended
     (Amounts in thousands                                                   August 31,                        August 31,
     except per share data)                                            1998            1997              1998            1997
     --------------------------------------------------------------------------------------------------------------------------

     Circuit City Group:
     Weighted average common shares.............................       99,095          98,040            98,893          97,874
     Dilutive potential common shares:
        Options.................................................          993             819               975             860
        Restricted stock........................................          335             312               317             311
                                                                  ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares........................      100,423          99,171           100,185          99,045
                                                                  ===========================       ===========================

     Income available to common shareholders....................  $    32,147     $    27,879       $    45,416     $    40,628
     Basic net earnings per share...............................  $      0.32     $      0.28       $      0.46     $      0.42
     Diluted net earnings per share.............................  $      0.32     $      0.28       $      0.45     $      0.41

     CarMax Group:
     Weighted average common shares.............................       22,580          21,895            22,461          21,878
                                                                  ===========================       ===========================

     Loss available to common shareholders......................  $       685     $       393       $     1,421     $       668
     Net loss per share.........................................  $      0.03     $      0.02       $      0.06     $      0.03

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month and six-month periods ended August 31, 1998, options to purchase 1,000,000 shares of Circuit City Group Stock at $59.00 per share were outstanding and not included in the calculation. For the three-month and the six-month periods ended August 31, 1997, options to purchase 1,018,297 shares ranging from $36.88 to $59.00 per share were outstanding and not included in the calculation.

     The CarMax Group had no diluted net loss per share because the Group had net losses for the periods presented.

5.   Gain or Loss on Securitizations

     For transfers that qualify as sales, the Company recognizes gains or losses as a component of the Company's finance operations. The net gain on sales of receivables for the Circuit City Group's finance operation was $500,000 for the second quarter of this fiscal year compared with a net gain of $4.0 million for the same period last fiscal year. Amortization of prior period gains on securitizations for the Circuit City Group's finance operation exceeded current period gains by $500,000 for the six-month period ended August 31, 1998, compared with a net gain of $9.1 million for the six-month period ended August 31, 1997. The net gain on sales of receivables for the CarMax Group's finance operation was $2.2 million for the second quarter of this fiscal year compared with a net gain of $1.0 million for the same period last fiscal year. The net gain on sales of receivables for the CarMax Group's finance operation totaled $4.8 million for the six-month period ended August 31, 1998, compared with a net gain of $1.9 million for the six-month period ended August 31, 1997.

                                  Page 8 of 34
6.   Interest Rate Swaps

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to its finance operation. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $2.8 million at August 31, 1998, compared with a loss of $1.9 million at February 28, 1998.

     On behalf of the CarMax Group, the Company, during the quarter, entered into a 40-month amortizing swap with a notional amount of approximately $97 million related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was approximately $343 million at August 31, 1998, and $224 million at February 28, 1998. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the second quarter of fiscal 1999 were $2.52 billion, an increase of 25 percent from $2.02 billion in the same period last year. For the six months ended August 31, 1998, total sales were $4.79 billion, a 23 percent increase from $3.88 billion for the same period last year. For the Circuit City Group, the total sales increase reflects strong sales of consumer electronics, especially in areas such as DirecTV, big-screen televisions and wireless communications; major appliances; and personal computers, in part because of effective inventory management through the Windows 98 product transition. The continued geographic growth of Circuit City Superstores also contributed to the total sales increase. For the CarMax Group, total sales remain below expectations and reflect the intensity of the new-car promotions with which CarMax must compete and decreases in average retail prices. Strong new-car sales for CarMax early in the quarter resulted in low inventory of key models prior to the introduction of new-model-year vehicles and thus weakened new-car sales for CarMax as the quarter ended. The CarMax Group sales increase is attributable to the addition of 12 store locations since the second quarter of last fiscal year.

Comparable store sales changes for the second quarter and first six months of fiscal years 1999 and 1998 were as follows:

                       ----------------------------------------- --------------------------- ---------------------------
                                        FY 99                           2nd Quarter                  Six Months
                       ----------------------------------------- --------------------------- ---------------------------
                           JUN           JUL           AUG          FY 99         FY 98         FY 99         FY 98
------------------------------------ ------------- ------------- ------------- ------------- ------------- -------------
Circuit City Group          6%            9%            4%            6%           (2%)           5%           (2%)
------------------------------------ ------------- ------------- ------------- ------------- ------------- -------------
CarMax Group                2%            5%           (6%)           0%            9%            0%           11%
------------------------------------ ------------- ------------- ------------- ------------- ------------- -------------

The Circuit City Group's comparable store sales increase for the second quarter and six months ended August 31, 1998, reflects higher-than-anticipated sales across all product categories, but especially strong sales in personal computers. The unchanged CarMax comparable store sales reflect lower-than-anticipated used-car sales at some locations caused in part by the intense promotional environment in the new-car industry. Decreases in average retail prices resulted from an increased mix of ValueMax vehicles in addition to an overall decrease in CarMax retails. CarMax new-car sales were strong through the first five months of the fiscal year, partially offsetting the used-car comparable sales shortfall.

During the quarter, the Circuit City Group opened two stores in the New York metropolitan market and one store in each of the following markets: Odessa, Texas; Fort Smith, Ark.; Fayetteville, Ark.; Clarksville, Tenn.; Los Angeles, Calif.; Tulsa, Okla.; and Jensen Beach, Fla. During the remainder of the fiscal year, the Circuit City Group plans to open approximately 36 additional Superstore locations.

During the quarter, the CarMax Group opened its fourth store in Chicago, Ill., and its first store in San Antonio, Texas. In July 1998, CarMax announced that it has agreed to acquire the Toyota franchise rights now owned by Laurel Automotive Group, Inc. in Laurel, Md.; Mauro Auto Mall, Inc., a Kenosha, Wis.-based dealer that operates 10 new-car franchises and a used-vehicle center from a multi-showroom auto mall; and the Nissan franchise rights now owned by Nissan of Greenville in Greenville, S.C. Each of the acquisitions is subject to manufacturer approvals. Earlier this year, CarMax and Nissan Motor Corporation USA signed a framework agreement that allows CarMax to own and operate Nissan franchises throughout the United States. The Greenville acquisition is subject to manufacturer approval consistent with the terms of that agreement. CarMax and Toyota Motor Sales, U.S.A., Inc. are in discussions aimed at establishing a framework agreement to cover the Laurel acquisition and similar acquisitions. The Mauro Auto Mall facilities include separate new-car showrooms for its BMW, Cadillac, Chevrolet, Ford, Jeep, Mitsubishi, Nissan, Subaru, Toyota and Volvo franchises. Not including these new-car locations, CarMax plans to open approximately five additional locations by the end of fiscal 1999.

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.7 percent of sales in both the second quarter of fiscal 1999 and fiscal 1998. Third-party warranty revenue rose to 4.5 percent of sales in this year's second quarter from 3.7 percent in the same period last year. The increase reflects the conversion of stores in 10 additional states to third-party warranty sales in June 1998. The total extended warranty revenue that is reported in total sales was 5.1 percent of sales in this year's second quarter versus 4.9 percent in the second quarter of last year.

For the CarMax Group, gross dollar sales from all extended warranty programs were 4.3 percent of sales in the second quarter of fiscal 1999 and 3.5 percent in the second quarter of fiscal 1998. The increase in the second quarter is attributable to pricing adjustments and a higher penetration rate achieved by extending warranty coverage to more vehicles. Third-party warranty revenue increased to 2.0 percent of sales in this year's second quarter from 1.2 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 2.0 percent of sales in this year's second quarter versus 1.3 percent in the second quarter of last year.

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

Cost of Sales, Buying and Warehousing

The gross profit margin was 22.7 percent of sales in the second quarter of fiscal 1999 compared with 23.4 percent of sales in the same period last year. For the six months ended August 31, 1998, the gross profit margin was 22.5 percent compared with 23.0 percent for the same period last year. The change in the gross profit margin reflects an increase in the CarMax Group's sales contribution. Because CarMax operates with lower gross profit margins than the Circuit City Group, the increased sales contribution from CarMax decreases the Company's overall gross profit margin.

For the Circuit City Group, the gross profit margin decreased to 24.8 percent of sales in the second quarter from 25.0 percent in the same period last year. The gross profit margin was 24.5 percent of sales for the first six months of both fiscal 1999 and fiscal 1998. The decrease in the gross profit margin for the quarter primarily reflects the impact of strong personal computer sales, which generally have below average margins, partly offset by ongoing improvements in inventory management and a better sales mix within the various product categories.

For the CarMax Group, the gross profit margin increased to 11.5 percent of sales in the second quarter of fiscal 1999 from 9.1 percent for the same period last year. For the six months ended August 31, 1998, the gross profit margin was 11.5 percent compared with 9.2 percent for the same period last year. The increase in the gross profit margin reflects the elimination of centralized reconditioning facilities and better inventory management at all facilities; pricing adjustments on documentation fees, financing and extended service plans; and the contribution from consumer electronic accessory sales.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expense ratio was 20.4 percent in the second quarter of fiscal 1999 compared with 20.9 percent for the same period last year. For the six-month period ended August 31, 1998, the Company's selling, general and administrative expense ratio was 20.7 percent compared with
21.0 percent for the same period last year. The change in selling, general and administrative expenses reflects an increase in the CarMax Group's sales contribution. Because CarMax operates with lower selling, general and administrative expenses than the Circuit City Group, the increased sales contribution from the CarMax Group decreases the Company's overall selling, general and administrative expense ratio.

For the Circuit City Group, the selling, general and administrative expense ratio decreased to 22.0 percent of sales in the second quarter of fiscal 1999 from 22.1 percent of sales for the same period last year. For the first six months of both fiscal years, the expense ratio was 22.2 percent of sales.

The decrease in the Circuit City Group's expense ratio for the second quarter reflects the expense leverage created by the comparable store sales increase and a higher-than-expected contribution from the Company's finance operation, partially offset by an increase in selling, general and administrative expenses for Digital Video Express, LP. The investment in Divx added approximately 83 basis points to the expense ratio during the second quarter of fiscal 1999 compared with approximately 25 basis points for the same period last year. For the six months ended August 31, 1998, the Company's investment in Divx added approximately 75 basis points to the expense ratio compared with approximately 27 basis points for the same period last year.

The CarMax Group's selling, general and administrative expense ratio was 12.4 percent of sales in the second quarter of fiscal 1999 compared with 10.4 percent of sales for the same period last year. For the six-month period ended August 31, 1998, the expense ratio was 12.7 percent of sales compared with 10.3 percent in the same period last year. The quarter and six-month increase reflects the sales shortfall and a higher number of immature large-sized stores. Going forward, virtually all new stores, including those opening in Los Angeles next fiscal year, will be based on smaller prototypes. These stores should accommodate CarMax's industry-leading sales volumes while also improving the productivity of fixed expenses.

Liquidity and Capital Resources

At August 31, 1998, total assets were $3.39 billion. Inventory increased $146.5 million to support new and planned store openings for both the Circuit City Group and the CarMax Group and to support the Labor Day holiday weekend for the Circuit City Group.

To support new store expansion and the purchase of inventory, accounts payable increased $96.0 million from the end of fiscal 1998.

The Company's finance operation, included in the Circuit City Group, has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of August 31, 1998, the master trust program had a total program capacity of $925 million. The Company's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of August 31, 1998, the bankcard master trust program had a total program capacity of $2.0 billion. As of August 31, 1998, the Company also had an asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group, that allowed the transfer of up to $400 million in auto loan receivables. The program capacity was increased to $475 million following the end of the second quarter. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Company generally expects to continue its existing long-term capitalization strategy for the balance of the current fiscal year. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases and proceeds of equity offerings. Securitization transactions will be used to finance growth in credit card and auto loan receivables. After discussions with various banks, management also believes that it can secure a favorable financing program for CarMax inventory.

On June 8, 1998, San Francisco, Calif., and Richmond, Va., became the first two markets to sell DVD players equipped with the Divx enhancement and movie titles on Divx discs. Approximately 30 movie titles were available at launch. Divx's national launch began September 25, 1998, and more than 150 titles were available. In addition to Circuit City locations, Divx products are available through the good guys!, Ultimate Electronics, Inc. and all U.S. stores of the Future Shop Ltd. Management continues to explore various financing options for Divx with a focus on those that would limit dilution of returns for Circuit City stockholders and reduce future losses attributable to Circuit City. The Company remains in discussions with a number of entities, but has not obtained any acceptable commitments to date. If additional funding is not secured before the end of the fiscal year, management estimates that Divx will reduce the Circuit City Group's net earnings by approximately 45 cents per share during the second half of the fiscal year.

At August 31, 1998, the Company maintained $360 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

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

As of August 31, 1998, the private-label and bankcard portfolios managed by the Circuit City Group had not changed significantly since February 28, 1998. However, as part of CarMax's growth, the auto installment loan portfolio has increased.

Many of the automobiles that CarMax sells are financed through FNACC. All receivables represent fixed-rate installment loans with a principal weighted average life of approximately 20 months. Total principal outstanding at August 31, and February 28, 1998, was as follows:

(Amounts in millions)                        August 31              February 28
-------------------------------------------------------------------------------

Fixed APR...............................      $  448                  $   297


Financing for these receivables is achieved through bank conduit securitizations which, in turn, issue floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at August 31, and February 28, 1998 were as follows:

(Amounts in millions)                        August 31              February 28
-------------------------------------------------------------------------------

Floating-rate securitizations
   synthetically altered to fixed.......      $  343                  $   224
Floating-rate securitizations...........          52                       44
Held by the Company:
   For investment.......................          31                       23
   For sale.............................          22                        6
                                              -------------------------------
Total .................................       $  448                  $   297
                                              ===============================

Because of the programs in place to manage interest rate exposure relating to its consumer loan portfolios, the Company expects to experience relatively little impact as interest rates fluctuate in the future.

Year 2000

The Year 2000 issue arises because many computer programs use two digits rather than four to define the applicable year. Using two digits to define dates after January 1, 2000, could result in a system failure or miscalculations that cause disruption of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

In fiscal 1997, the Company began a Year 2000 date conversion project to address necessary code changes, testing and implementation for its systems. This project includes internally developed information technology systems, purchased and leased software, embedded systems, and electronic data interchange transaction processing. The Company has employed both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The Company has completed approximately 72 percent of its remediation and testing efforts of its internally developed systems. The Company expects that the remaining renovation and replacement work, including system testing, will be completed by March 1999 and enterprise-level testing will be completed by approximately July 1999.

The Company has identified its key third-party business partners and is coordinating with them to address potential Year 2000 issues. Year 2000 questionnaires were sent to these entities to monitor their progress and to minimize any adverse consequences that might result if an entity is not Year 2000 compliant. Responses have been received from approximately 65 percent of these partners with no major potential problems identified. Risk assessment, readiness evaluation, and action plans related to these third parties are expected to be completed by December 1998. Upon completion of these steps, the Company will begin developing contingency plans. However, if certain vendors are unable to provide product in a timely basis, due to their own Year 2000 issues, the Company anticipates other vendors will be able to deliver similar goods.

Since the project began, the Company has spent $8.5 million, including $5.2 million in the current fiscal year. The remaining cost of the Year 2000 project is estimated at $7.9 million. These costs are in addition to the normal budget for information systems and are being funded through operating cash flows. Because CarMax's computer systems were developed in recent years, management believes the CarMax Group will incur no material costs related to the Year 2000 issue.

As a component of its Year 2000 project, the Company is assessing the consequences if its Year 2000 initiative is not completed on schedule or its remediation efforts are not successful. Upon completion of this assessment, the Company will begin contingency planning.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, the Company can make no assurance that its efforts will be fully effective or that the Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

In April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 is effective for fiscal years beginning after December 15, 1998. It requires costs of start-up activities, including organization and pre-opening costs to be expensed as incurred. The Company does not expect SOP 98-5 to have a material impact on its financial position, annual results of operations or cash flows.

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new businesses and risks associated with Year 2000 issues. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1998 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1998.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                                         Aug. 31, 1998         Feb. 28, 1998
                                                                                         -------------         -------------
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $       74,762        $      90,200
Net accounts receivable                                                                        518,200              537,169
Merchandise inventory                                                                        1,376,220            1,266,575
Deferred income taxes                                                                           10,964                   --
Prepaid expenses and other current assets                                                       39,238               19,798
                                                                                        --------------        -------------

Total current assets                                                                         2,019,384            1,913,742

Property and equipment, net                                                                    812,706              834,347
Inter-Group Interest in the CarMax Group                                                       272,979              278,239
Other assets                                                                                    24,260               35,290
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    3,129,329        $   3,061,618
                                                                                        ==============        =============

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                                                  $        1,392        $       1,301
Accounts payable                                                                               807,934              714,171
Short-term debt                                                                                 16,115                5,591
Accrued expenses and other current liabilities                                                 121,077              129,198
Accrued income taxes                                                                             1,879                   --
                                                                                        --------------        -------------

Total current liabilities                                                                      948,397              850,261

Long-term debt, excluding current installments                                                 315,926              396,906
Deferred revenue and other liabilities                                                         126,274              139,841
Deferred income taxes                                                                           27,023               26,278
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,417,620            1,413,286

GROUP EQUITY                                                                                 1,711,709            1,648,332
                                                                                        --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                                                      $    3,129,329        $   3,061,618
                                                                                        ==============        =============

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Six Months Ended
                                                                     August 31,                           August 31,
                                                              1998               1997              1998               1997
                                                         --------------     -------------      -------------     --------------

Net sales and operating revenues                         $    2,117,123     $    1,814,139     $   4,041,850     $    3,493,489

Cost of sales, buying and warehousing                         1,591,653          1,360,580         3,051,762          2,638,281
                                                         --------------     --------------     -------------     --------------

Gross profit                                                    525,470            453,559           990,088            855,208
                                                         --------------     --------------     -------------     --------------

Selling, general and administrative expenses                    464,867            401,049           896,918            774,749

Interest expense                                                  4,998              5,325            12,080             11,150
                                                         --------------     --------------     -------------     --------------

Total expenses                                                  469,865            406,374           908,998            785,899
                                                         --------------     --------------     -------------     --------------

Earnings before income taxes and
    Inter-Group Interest in the CarMax Group                     55,605             47,185            81,090             69,309

Provision for income taxes                                       21,178             17,959            30,915             26,386
                                                         --------------     --------------     -------------     --------------

Earnings before Inter-Group Interest
    in the CarMax Group                                          34,427             29,226            50,175             42,923

Net loss related to Inter-Group
    Interest in the CarMax Group                                  2,280              1,347             4,759              2,295
                                                         --------------     --------------     -------------     --------------

Net earnings                                             $       32,147     $       27,879     $      45,416     $       40,628
                                                         ==============     ==============     =============     ==============

Weighted average common shares:
    Basic                                                        99,095             98,040            98,893             97,874
                                                         ==============     ==============     =============     ==============
    Diluted                                                     100,423             99,171           100,185             99,045
                                                         ==============     ==============     =============     ==============

Net earnings per share:
    Basic                                                $         0.32     $         0.28     $        0.46     $         0.42
                                                         ==============     ==============     =============     ==============
    Diluted                                              $         0.32     $         0.28     $        0.45     $         0.41
                                                         ==============     ==============     =============     ==============

Dividends paid per common share                          $        0.035     $        0.035     $       0.070     $        0.070
                                                         ==============     ==============     =============     ==============


See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Six Months Ended
                                                                                                     August 31,
                                                                                             1998                  1997
                                                                                         -------------         ------------
Operating Activities:
Net earnings                                                                             $      45,416         $     40,628
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Net loss related to Inter-Group Interest in the CarMax Group                                 4,759                2,295
    Depreciation and amortization                                                               64,043               59,992
    Loss on sales of property and equipment                                                      1,126                  450
    Provision for deferred income taxes                                                        (10,219)               6,203
    Decrease in deferred revenue and other liabilities                                         (13,567)             (23,029)
    Decrease (increase) in net accounts receivable                                              18,969              (17,822)
    (Increase) decrease in merchandise inventory, prepaid
       expenses and other current assets                                                      (129,085)               3,898
    Decrease in other assets                                                                    11,030                7,842
    Increase in accounts payable, accrued expenses and
       other current liabilities, and accrued income taxes                                      87,521               48,538
                                                                                         -------------         ------------
Net cash provided by operating activities                                                       79,993              128,995
                                                                                         -------------         ------------

Investing Activities:
Purchases of property and equipment                                                           (115,178)            (171,245)
Proceeds from sales of property and equipment                                                   71,650              120,310
Issuance of inter-group note receivable, net                                                        --             (123,911)
                                                                                         -------------         ------------
Net cash used in investing activities                                                          (43,528)            (174,846)
                                                                                         -------------         ------------

Financing Activities:
Increase in inter-group payable, net                                                                --               49,859
Increase in allocated short-term debt, net                                                      10,524                7,864
Decrease in allocated long-term debt, net                                                      (80,889)              (4,840)
Equity issuances, net                                                                           25,425                6,350
Dividends paid                                                                                  (6,963)              (6,880)
                                                                                         -------------         ------------
Net cash (used in) provided by financing activities                                            (51,903)              52,353
                                                                                         -------------         ------------

(Decrease) increase in cash and cash equivalents                                               (15,438)               6,502
Cash and cash equivalents at beginning of year                                                  90,200               32,222
                                                                                         -------------         ------------
Cash and cash equivalents at end of period                                               $      74,762         $     38,724
                                                                                         =============         ============



See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements


1.   Basis of Presentation

     Circuit City Stores, Inc. and its subsidiaries (the "Company") has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track separately the performance of the Circuit City store-related operations, a retained interest in the CarMax Group, and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group and including the Company's investment in Digital Video Express, LP and related operations). The CarMax Group Common Stock is intended to track separately the performance of the CarMax operations. The Circuit City Group held a
     76.8 percent interest in the CarMax Group at August 31, 1998; a 77.3 percent interest at February 28, 1998; and a 77.4 percent interest at August 31, 1997.

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

4.   Net Earnings per Share

     On December 15, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Prior period net earnings per share data has been restated in accordance with SFAS No. 128. Reconciliations of the numerator and denominator of basic and diluted net earnings per share are presented below:

                                                                         Three Months Ended                 Six Months Ended
     (Amounts in thousands                                                   August 31,                        August 31,
     except per share data)                                            1998            1997              1998            1997
     --------------------------------------------------------------------------------------------------------------------------

     Weighted average common shares.............................       99,095          98,040            98,893          97,874
     Dilutive potential common shares:
        Options.................................................          993             819               975             860
        Restricted stock........................................          335             312               317             311
                                                                  ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares........................      100,423          99,171           100,185          99,045
                                                                  ===========================       ===========================

     Income available to common shareholders....................  $    32,147     $    27,879       $    45,416     $    40,628
     Basic net earnings per share...............................  $      0.32     $      0.28       $      0.46     $      0.42
     Diluted net earnings per share.............................  $      0.32     $      0.28       $      0.45     $      0.41

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month and six-month periods ended August 31, 1998, options to purchase 1,000,000 shares of Circuit City Group Stock at $59.00 per share were outstanding and not included in the calculation. For the three-month and six-month periods ended August 31, 1997, options to purchase 1,018,297 shares ranging from $36.88 to $59.00 per share were outstanding and not included in the calculation.

5.   Gain or Loss on Securitizations

     For transfers that qualify as sales, the Company recognizes gains or losses as a component of the Company's finance operations. The net gain on sales of receivables for the Circuit City Group's finance operation was $500,000 for the second quarter of this fiscal year compared with a net gain of $4.0 million for the same period last fiscal year. Amortization of prior period gains on securitizations for the Circuit City Group's finance operation exceeded current period gains by $500,000 for the six-month period ended August 31, 1998, compared with a net gain of $9.1 million for the six-month period ended August 31, 1997.

6.   Interest Rate Swaps

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to its finance operation. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $2.8 million at August 31, 1998, compared with a loss of $1.9 million at February 28, 1998.

                                     ITEM 2.

             CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the second quarter of fiscal 1999 were $2.12 billion, an increase of 17 percent from $1.81 billion in the same period last year. For the six months ended August 31, 1998, total sales were $4.04 billion, an increase of 16 percent from $3.49 billion in the same period last year. The total sales increase reflects strong sales of consumer electronics, especially in areas such as DirecTV, big-screen televisions and wireless communications; major appliances; and personal computers, in part because of effective inventory management through the Windows 98 product transition. The continued geographic growth of Circuit City Superstores also contributed to the total sales increase.

The percentage changes in Circuit City comparable store sales for the second quarter and first six months of fiscal years 1999 and 1998 were as follows:

 ------------ ------------ ------------- ------------ ------------ ------------ ----------
                 FY 99                         2nd Quarter                Six Months
 ------------ ------------ ------------- ------------ ------------ ------------ ----------
     JUN          JUL          AUG          FY 99        FY 98        FY 99        FY 98
 ------------ ------------ ------------- ------------ ------------ ------------ -----------
     6%           9%            4%           6%          (2%)          5%          (2%)
 ------------ ------------ ------------- ------------ ------------ ------------ -----------

The comparable store sales increase for the second quarter and six months ended August 31, 1998, reflects higher-than-anticipated sales across all product categories, but especially strong sales in personal computers.

During the quarter, the Circuit City Group opened two stores in the New York metropolitan market and one store in each of the following markets: Odessa, Texas; Fort Smith, Ark.; Fayetteville, Ark.; Clarksville, Tenn.; Los Angeles, Calif.; Tulsa, Okla.; and Jensen Beach, Fla. During the remainder of the fiscal year, the Circuit City Group plans to open approximately 36 additional Superstore locations.

The table below details Circuit City retail units:

    ====================================================================================================================
                                         Stores Open At End of Quarter               Estimate
                                  ---------------------------------------------
                                      Aug. 31, 1998         Aug. 31, 1997         Feb. 28, 1999        Feb. 28, 1998
    ====================================================================================================================
      Superstore
    --------------------------------------------------------------------------------------------------------------------
        "D" Superstore                      116                    103                  116                   114
    --------------------------------------------------------------------------------------------------------------------
        "C" Superstore                      289                    278                  298                   289
    --------------------------------------------------------------------------------------------------------------------
        "B" Superstore                       75                     59                   86                    72
    --------------------------------------------------------------------------------------------------------------------
        "A" Superstore                       34                     20                   50                    25
    --------------------------------------------------------------------------------------------------------------------
      Electronics-Only                        4                      4                    4                     4
    --------------------------------------------------------------------------------------------------------------------
      Circuit City Express                   50                     52                   48                    52
    =====================================================================================================================
      TOTAL                                 568                    516                  602                   556
    =====================================================================================================================

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.7 percent of sales in both the second quarter of fiscal 1999 and fiscal 1998. Third-party warranty revenue rose to 4.5 percent of sales in this year's second quarter from 3.7 percent in the same period last year. The increase reflects the conversion of stores in 10 additional states to third-party warranty sales in June 1998. The total extended warranty revenue that is reported in total sales was 5.1 percent of sales in this year's second quarter versus 4.9 percent in the second quarter of last year.

The percentage of merchandise sales represented by each category is listed below:

        ==========================================================================================
                                           2nd Quarter                         Six  Months
                                  -----------------------------      -----------------------------
                                  Fiscal 1999       Fiscal 1998      Fiscal 1999       Fiscal 1998
        ==========================================================================================
        TV                             16%               16%               17%               16%
        ------------------------------------------------------------------------------------------
        VCR/Camcorders                 13                14                13                14
        ------------------------------------------------------------------------------------------
        Audio                          15                16                15                17
        ------------------------------------------------------------------------------------------
        Home Office                    26                23                26                24
        ------------------------------------------------------------------------------------------
        Appliances                     19                19                18                18
        ------------------------------------------------------------------------------------------
        Other                          11                12                11                11
        ==========================================================================================
         TOTAL                        100%              100%              100%              100%
        ==========================================================================================

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

Cost of Sales, Buying and Warehousing

For the quarter ended August 31, 1998, the gross profit margin decreased to 24.8 percent of sales from 25.0 percent in the same period last year. The gross profit margin was 24.5 percent of sales for the first six months of both fiscal 1999 and fiscal 1998. The decrease in the gross profit margin for the quarter primarily reflects the impact of strong personal computer sales, which generally have below average margins, offset by ongoing improvements in inventory management and a better sales mix within the various product categories.

Selling, General and Administrative Expenses

The Group's selling, general and administrative expense ratio decreased to 22.0 percent of sales in the second quarter of fiscal 1999 from 22.1 percent of sales for the same period last year. For the first six months of both fiscal years, the expense ratio was 22.2 percent of sales.

The decrease in the expense ratio for the second quarter reflects the expense leverage created by the comparable store sales increase and a higher-than-expected contribution from the Company's finance operation, partially offset by an increase in selling, general and administrative expenses for Digital Video Express, LP. The investment in Divx added approximately 83 basis points to the expense ratio during the second quarter of fiscal 1999 compared with approximately 25 basis points for the same period last year. For the six months ended August 31, 1998, the Company's investment in Divx added approximately 75 basis points to the expense ratio compared with approximately 27 basis points for the same period last year.

Earnings Before the Inter-Group Interest in the CarMax Group

For the second quarter, earnings before the Inter-Group Interest in the CarMax Group increased 18 percent to $34.4 million in fiscal 1999 compared with $29.2 million in fiscal 1998. For the six-month period, earnings before the Inter-Group Interest in the CarMax Group were $50.2 million, an increase of 17 percent from $42.9 million for the same period last year.

The results for both years include the Company's investment in Divx. Excluding the Company's investment in Divx and the Group's retained interest in the CarMax Group, Circuit City's consumer electronics business earnings for the second quarter increased 44 percent to $46.1 million from $32.0 million for the same period last year. The consumer electronics business produced earnings per share of 46 cents in the second quarter this year compared with 32 cents for the same period last year. Excluding the Company's investment in Divx and the Group's retained interest in the CarMax Group, Circuit City's consumer electronics business earnings for the six months ended August 31, 1998, increased 44 percent to $69.9 million from $48.7 million in last year's first half. For the six-month period ended August 31, 1998, the consumer electronics business produced earnings per share of 70 cents compared with 49 cents for the same period last year.

Net Loss Related to the Inter-Group Interest in the CarMax Group

During the second quarter, the net loss attributable to the Circuit City Group's Inter-Group Interest in the CarMax Group was $2.3 million compared with a net loss of $1.3 million for the same period last year.

For the six-month period ending August 31, 1998, the net loss attributable to the Circuit City Group's Inter-Group Interest in the CarMax Group was $4.8 million compared with $2.3 million for the same period last year.

Net Earnings

Net earnings for the quarter ended August 31, 1998, increased 15 percent to $32.1 million from $27.9 million in the same period last year. Net earnings per share increased 14 percent to 32 cents from 28 cents for the same period last year.

For the six months ended August 31, 1998, net earnings increased 12 percent to $45.4 million from $40.6 million in the same period last year. Net earnings per share increased 10 percent to 45 cents from 41 cents for the same period last year.

Liquidity and Capital Resources

Total assets at August 31, 1998, were $3.13 billion. Merchandise inventory increased $109.6 million to support new and planned store openings and the Labor Day holiday weekend. The $21.6 million decrease in property and equipment reflects sale-leaseback transactions entered into during the first quarter of the fiscal year, partially offset by purchases of property and equipment for new locations.

To support new store expansion and the purchase of inventory, accounts payable increased $93.8 million from the end of fiscal 1998.

The Company's finance operation, included in the Circuit City Group, has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of August 31, 1998, the master trust program had a total program capacity of $925 million. The Company's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of August 31, 1998, the bankcard master trust program had a total program capacity of $2.0 billion. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the Circuit City Group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At August 31, 1998, the Company also maintained $360 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

Management believes that proceeds from sales of property and equipment and receivables, future increases in the Company's debt allocated to the Circuit City Group and cash generated by operations will be sufficient to fund the Circuit City Group's capital expenditures and operations.

On June 8, 1998, San Francisco, Calif., and Richmond, Va., became the first two markets to sell DVD players equipped with the Divx enhancement and movie titles on Divx discs. Approximately 30 movie titles were available at launch. Divx's national launch began September 25, 1998, and more than 150 titles were available. In addition to Circuit City locations, Divx products are available through the good guys!, Ultimate Electronics, Inc. and all U.S. stores of the Future Shop Stores, Ltd. Management continues to explore various financing options for Divx with a focus on those that would limit dilution of returns for Circuit City stockholders and reduce future losses attributable to Circuit City. The Company remains in discussions with a number of entities, but has not obtained any acceptable commitments to date. If additional funding is not obtained before the end of the fiscal year, management estimates that Divx will reduce the Circuit City Group's net earnings by approximately 45 cents per share during the second half of the fiscal year.

Year 2000

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Year 2000 issue and its impact on the Group's financial statements.

Recent Accounting Pronouncements

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Recent Accounting Pronouncements and their impact on the Group's financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new concepts and risks associated with Year 2000 issues.
Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1998 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1998.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                                         Aug. 31, 1998         Feb. 28, 1998
                                                                                         -------------         -------------
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                                 $     18,808          $    26,412
Net accounts receivable                                                                         89,384               60,866
Inventory                                                                                      180,834              143,970
Deferred income taxes                                                                            1,185                   --
Prepaid expenses and other current assets                                                        3,235                1,359
                                                                                          ------------          -----------

Total current assets                                                                           293,446              232,607

Property and equipment, net                                                                    240,412              214,087
Other assets                                                                                     2,978                1,628
                                                                                          ------------          -----------

TOTAL ASSETS                                                                              $    536,836          $   448,322
                                                                                          ============          ===========

LIABILITIES AND GROUP EQUITY
Current liabilities:
Accounts payable                                                                          $     53,427          $    51,220
Short-term debt                                                                                  5,817                  385
Deferred income taxes                                                                               --                  370
Accrued expenses and other current liabilities                                                   6,938                3,604
                                                                                          ------------          -----------

Total current liabilities                                                                       66,182               55,579

Long-term debt                                                                                 107,418               27,386
Deferred revenue and other liabilities                                                           6,096                5,266
Deferred income taxes                                                                            1,699                  145
                                                                                          ------------          -----------

TOTAL LIABILITIES                                                                              181,395               88,376

GROUP EQUITY                                                                                   355,441              359,946
                                                                                          ------------          -----------

TOTAL LIABILITIES AND GROUP EQUITY                                                        $    536,836          $   448,322
                                                                                          ============          ===========

See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                  Three Months Ended                    Six Months Ended
                                                                      August 31,                           August 31,
                                                               1998               1997               1998              1997
                                                           ------------       -----------        -----------       ------------

Net sales and operating revenues                           $    400,031       $   206,433        $   746,394       $    383,987

Cost of sales                                                   353,829           187,563            660,296            348,488
                                                           ------------       -----------        -----------       ------------

Gross profit                                                     46,202            18,870             86,098             35,499
                                                           ------------       -----------        -----------       ------------

Selling, general and administrative expenses                     49,746            21,423             94,664             39,591

Interest expense                                                  1,316               299              1,565                765
                                                           ------------       -----------        -----------       ------------

Total expenses                                                   51,062            21,722             96,229             40,356
                                                           ------------       -----------        -----------       ------------

Loss before income tax benefit                                    4,860             2,852             10,131              4,857

Income tax benefit                                                1,895             1,112              3,951              1,894
                                                           ------------       -----------        -----------       ------------

Net loss                                                   $      2,965       $     1,740        $     6,180       $      2,963
                                                           ============       ===========        ===========       ============

Net loss attributable to:

    Circuit City Group common stock                        $      2,280       $     1,347        $     4,759       $      2,295
    CarMax Group common stock                                       685               393              1,421                668
                                                           ------------       -----------        -----------       ------------
                                                           $      2,965       $     1,740        $     6,180       $      2,963
                                                           ============       ===========        ===========       ============

Weighted average common shares                                   22,580            21,895             22,461             21,878
                                                           ============       ===========        ===========       ============

Net loss per share                                         $       0.03       $      0.02        $      0.06       $       0.03
                                                           ============       ===========        ===========       ============

Dividends paid per common share                            $         --       $        --        $        --       $         --
                                                           ============       ===========        ===========       ============


See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                    Six Months Ended
                                                                                                       August 31,
                                                                                              1998                  1997
                                                                                          ------------          -----------
Operating Activities:
Net loss                                                                                 $      (6,180)        $     (2,963)
Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                                                4,321                1,902
    Provision for deferred income taxes                                                             (1)                (242)
    Increase in deferred revenue and other liabilities                                             830                  514
    Increase in net accounts receivable                                                        (28,518)             (17,567)
    Increase in inventory, prepaid expenses
       and other current assets                                                                (38,740)             (49,924)
    (Increase) decrease in other assets                                                         (1,450)                  40
    Increase in accounts payable and accrued expenses
       and other current liabilities                                                             5,541               26,319
                                                                                         -------------         ------------
Net cash used in operating activities                                                          (64,197)             (41,921)
                                                                                         -------------         ------------

Investing Activities:
Purchases of property and equipment                                                            (93,868)            (113,603)
Proceeds from sales of property and equipment                                                   63,322               41,102
Increase in inter-group receivable, net                                                             --              (49,859)
                                                                                         -------------         ------------
Net cash used in investing activities                                                          (30,546)            (122,360)
                                                                                         -------------         ------------

Financing Activities:
Increase in allocated short-term debt, net                                                       5,432                   --
Increase in allocated long-term debt, net                                                       80,032                   --
Issuance of inter-group note payable, net                                                           --              123,911
Equity issuances, net                                                                            1,675                   (5)
                                                                                         -------------         ------------
Net cash provided by financing activities                                                       87,139              123,906
                                                                                         -------------         ------------

Decrease in cash and cash equivalents                                                           (7,604)             (40,375)
Cash and cash equivalents at beginning of year                                                  26,412              170,421
                                                                                         -------------         ------------
Cash and cash equivalents at end of period                                               $      18,808         $    130,046
                                                                                         =============         ============


See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Notes to Group Financial Statements


1.   Basis of Presentation

     Circuit City Stores, Inc. and its subsidiaries (the "Company") has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track separately the performance of the Circuit City store-related operations, a retained interest in the CarMax Group, and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group and including the Company's investment in Digital Video Express, LP and related operations). The CarMax Group Common Stock is intended to track separately the performance of the CarMax operations. The Circuit City Group held a
     76.8 percent interest in the CarMax Group at August 31, 1998; a 77.3 percent interest at February 28, 1998; and a 77.4 percent interest at August 31, 1997.

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

4.   Net Loss per Share

     On December 15, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Prior period net loss per share data has been restated in accordance with SFAS No. 128. The calculation of net loss per share is presented below:

                                                                  Three Months Ended                Six Months Ended
     (Amounts in thousands                                            August 31,                        August 31,
     except per share data)                                      1998            1997              1998            1997
     --------------------------------------------------------------------------------------------------------------------

     Weighted average common shares.......................       22,580          21,895            22,461          21,878
                                                            ===========================       ===========================

     Loss available to common shareholders................  $       685     $       393       $     1,421     $       668
     Net loss per share...................................  $      0.03     $      0.02       $      0.06     $      0.03

     The CarMax Group had no diluted net loss per share because the Group had net losses for the periods presented.

5.   Gain or Loss on Securitizations

     For transfers that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. The net gain on sales of receivables for the CarMax Group's finance operation was $2.2 million for the second quarter of this fiscal year compared with a net gain of $1.0 million for the same period last fiscal year. The net gain on sales of receivables for the CarMax Group's finance operation totaled $4.8 million for the six-month period ended August 31, 1998, compared with a net gain of $1.9 million for the six-month period ended August 31, 1997.

6.   Interest Rate Swaps

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $2.8 million at August 31, 1998, compared with a loss of $1.9 million at February 28, 1998.

     On behalf of the CarMax Group, the Company, during the quarter, entered into a 40-month amortizing swap with a notional amount of approximately $97 million related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was approximately $343 million at August 31, 1998, and $224 million at February 28, 1998. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

                                     ITEM 2.

                CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the second quarter of fiscal 1998 were $400.0 million, an increase of 94 percent from $206.4 million in the same period last year. For the six months ended August 31, 1998, total sales were $746.4 million, an increase of 94 percent from $384.0 million in the same period last year. Total sales remain below expectations and reflect the intensity of the new-car promotions with which CarMax must compete and decreases in average retail prices. Strong new-car sales for CarMax early in the quarter resulted in low inventory of key models prior to the introduction of new-model-year vehicles and thus weakened new-car sales for CarMax as the quarter ended. The total sales increase is attributable to the addition of 12 store locations since the second quarter of last fiscal year.

CarMax comparable store sales changes for the second quarter and first six months of fiscal years 1999 and 1998 were as follows:

    ================================= =========================== ============================
                 FY 99                       2nd Quarter                  Six Months
    ================================= =========================== ============================
        JUN         JUL        AUG        FY 99         FY 98         FY 99          FY 98
    ----------- ----------- --------- ------------ -------------- ------------- --------------
         2%          5%        (6%)        0%            9%             0%            11%
    ----------- ----------- --------- ------------ -------------- ------------- --------------

The unchanged CarMax comparable store sales reflect lower-than-anticipated used-car sales at some locations caused in part by the intense promotional environment in the new-car industry. Decreases in average retail prices resulted from an increased mix of ValueMax vehicles in addition to an overall decrease in CarMax retails. CarMax new-car sales were strong through the first five months of the fiscal year, partially offsetting the used-car comparable sales shortfall.

During the quarter, the CarMax Group opened its fourth store in Chicago, Ill., and its first store in San Antonio, Texas. In July 1998, CarMax announced that it has agreed to acquire the Toyota franchise rights now owned by Laurel Automotive Group, Inc. in Laurel, Md.; Mauro Auto Mall, Inc., a Kenosha, Wis.-based dealer that operates 10 new-car franchises and a used-vehicle center from a multi-showroom auto mall; and the Nissan franchise rights now owned by Nissan of Greenville in Greenville, S.C. Each of the acquisitions is subject to manufacturer approvals. Earlier this year, CarMax and Nissan Motor Corporation USA signed a framework agreement that allows CarMax to own and operate Nissan franchises throughout the United States. The Greenville acquisition is subject to manufacturer approval consistent with the terms of that agreement. CarMax and Toyota Motor Sales, U.S.A., Inc. are in discussions aimed at establishing a framework agreement to cover the Laurel acquisition and similar acquisitions. The Mauro Auto Mall facilities include separate new-car showrooms for its BMW, Cadillac, Chevrolet, Ford, Jeep, Mitsubishi, Nissan, Subaru, Toyota and Volvo franchises. Not including these new-car locations, CarMax plans to open approximately five additional locations by the end of fiscal 1999.

The table below details CarMax retail units:

      ==================================================================================================================
                                        Stores Open At End of Quarter              Estimate
                                      ----------------------------------         -------------
                                      Aug. 31, 1998        Aug. 31, 1997         Feb. 28, 1999        Feb. 28, 1998
      ==================================================================================================================
        "C" Superstore                      8                    2                     8                     5
      ------------------------------------------------------------------------------------------------------------------
        "B" Superstore                      6                    3                     6                     5
      ------------------------------------------------------------------------------------------------------------------
        "A" Superstore                      9                    6                    14                     8
      ==================================================================================================================
      TOTAL                                23                   11                    28                    18
      ==================================================================================================================

For the CarMax Group, gross dollar sales from all extended warranty programs were 4.3 percent of sales in the second quarter of fiscal 1999 and 3.5 percent in the second quarter of fiscal 1998. The increase in the second quarter is attributable to pricing adjustments and a higher penetration rate achieved by extending warranty coverage to more vehicles. Third-party warranty revenue increased to 2.0 percent of sales in this year's second quarter from 1.2 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 2.0 percent of sales in this year's second quarter versus 1.3 percent in the second quarter of last year.

CarMax's operations, in common with other retailers in general, are subject to seasonal influences. Historically, CarMax stores have experienced more of their net sales in the first two quarters of the fiscal year. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales

The gross profit margin increased to 11.5 percent of sales in the second quarter of fiscal 1999 from 9.1 percent for the same period last year. For the six months ended August 31, 1998, the gross profit margin was 11.5 percent compared with 9.2 percent for the same period last year. The increase in the gross profit margin reflects the elimination of centralized reconditioning facilities and better inventory management at all facilities; pricing adjustments on documentation fees, financing and extended service plans; and the contribution from consumer electronic accessory sales.

Selling, General and Administrative Expenses

The CarMax Group's selling, general and administrative expense ratio was 12.4 percent of sales in the second quarter of fiscal 1999 compared with 10.4 percent of sales for the same period last year. For the six-month period ended August 31, 1998, the expense ratio was 12.7 percent of sales compared with 10.3 percent in the same period last year. The quarter and six-month increase reflects the sales shortfall and a higher number of immature large-sized stores. Going forward, virtually all new stores, including those opening in Los Angeles next fiscal year, will be based on smaller prototypes. These stores should accommodate CarMax's industry-leading sales volumes while also improving the productivity of fixed expenses.

Interest Expense

Interest expense increased to 0.3 percent of sales in the second quarter of fiscal 1999 compared with 0.1 percent of sales for the same period last year. For the six-month period interest expense was 0.2 percent of sales in both fiscal years. In fiscal 1999, interest expense primarily was incurred on allocated debt used to fund store expansion and working capital. In fiscal 1998, interest expense primarily was incurred on an inter-group note used to finance inventory.

Net Loss

During the second quarter, the CarMax Group incurred a net loss of $3.0 million versus a net loss of $1.7 million for the same period last year. The net loss attributable to the CarMax Group Common Stock was 3 cents per share for the second quarter of fiscal 1999 compared with a net loss of 2 cents per share for the same period last year.

The net loss for the six-month period ended August 31, 1998, was $6.2 million compared with $3.0 million for the same period last year. The net loss attributable to the CarMax Group Common Stock was 6 cents per share this year compared with 3 cents per share last year.

Liquidity and Capital Resources

Total assets at August 31, 1998, were $536.8 million, an increase of $88.5 million, or 19.7 percent, from $448.3 million at February 28, 1998. The largest contributor to the asset increase was a $36.9 million increase in inventory to support new stores opened during the quarter and planned openings for the third quarter. Net accounts receivable increased by $28.5 million, reflecting an increase in auto loans.

As of August 31, 1998, the Company had an asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group, that allowed the transfer of up to $400 million in auto loan receivables. The program capacity was increased to $475 million following the end of the second quarter. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the CarMax Group to fund operating deficits and to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables, proceeds of equity offerings and sale-leasebacks of real estate. At August 31, 1998, the Company also maintained $360 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

Management believes that the establishment of a favorable inventory financing program for CarMax, proceeds from the sales of property and equipment and receivables, proceeds of equity offerings, future increases in the Company's debt allocated to the CarMax Group and cash generated by operations will be sufficient to fund the CarMax Group's capital expenditures and operations.

Market Risk

The Company manages the installment loan portfolio of First North American Credit Corporation ("FNACC"). Portions of this portfolio are securitized and, therefore, are not presented on the Group's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the Company has managed with matched funding and interest rate swaps.

Many of the automobiles that CarMax sells are financed through FNACC. All receivables represent fixed-rate installment loans with a principal weighted average life of approximately 20 months. Total principal outstanding at August 31, and February 28, 1998, was as follows:

(Amounts in millions)                        August 31              February 28
-------------------------------------------------------------------------------
Fixed APR...............................      $  448                  $   297

Financing for these receivables is achieved through bank conduit securitizations which, in turn, issue floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at August 31, and February 28, 1998 were as follows:

(Amounts in millions)                        August 31              February 28
-------------------------------------------------------------------------------
Floating-rate securitizations
   synthetically altered to fixed.......      $  343                  $   224
Floating-rate securitizations...........          52                       44
Held by the Company:
   For investment.......................          31                       23
   For sale.............................          22                        6
                                              -------------------------------
Total .................................       $  448                  $   297
                                              ===============================

Because of the programs in place to manage interest rate exposure relating to its installment loan portfolio, the Company expects to experience relatively little impact as interest rates fluctuate in the future.

Year 2000

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Year 2000 issue and its impact on the Group's financial statements.

Recent Accounting Pronouncements

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Recent Accounting Pronouncements and their impact on the Group's financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new retail concepts and risks associated with Year 2000 issues. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1998 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1998.

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




October 15, 1998