Form 10-Q
period 1998-11-30
CIRCUIT CITY STORES INC
filed 1999-01-08
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 1998

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

                      Yes    X                              No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                     Class                                          Outstanding at December 31,1998
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                  100,460,351
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                         22,880,060


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 34.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            Page
                                                                                             No.
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Financial Statements:

                     Consolidated Balance Sheets -
                     November 30, 1998 and February 28, 1998                                 4

                     Consolidated Statements of Earnings -
                     Three Months and Nine Months Ended November 30, 1998 and 1997           5

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended November 30, 1998 and 1997                            6

                     Notes to Consolidated Financial Statements                              7

                  Circuit City Group Financial Statements:

                     Circuit City Group Balance Sheets -
                     November 30, 1998 and February 28, 1998                                15

                     Circuit City Group Statements of Earnings -
                     Three Months and Nine Months Ended November 30, 1998 and 1997          16

                     Circuit City Group Statements of Cash Flows -
                     Nine Months Ended November 30, 1998 and 1997                           17

                     Notes to Circuit City Group Financial Statements                       18

                  CarMax Group Financial Statements:

                     CarMax Group Balance Sheets -
                     November 30, 1998 and February 28, 1998                                24

                     CarMax Group Statements of Operations -
                     Three Months and Nine Months Ended November 30, 1998 and 1997          25

                     CarMax Group Statements of Cash Flows -
                     Nine Months Ended November 30, 1998 and 1997                           26

                     Notes to CarMax Group Financial Statements                             27

      Item 2.     Management's Discussion and Analysis:

                     Circuit City Stores, Inc. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                       10

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                       20

                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                       30

                                  Page 2 of 35


PART II.             OTHER INFORMATION

      Item 6.        Exhibits and Reports on Form 8-K                                       34

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                         Nov. 30, 1998         Feb. 28, 1998
                                                                                          (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                               $      118,005        $     116,612
Net accounts receivable                                                                        631,237              598,035
Inventory                                                                                    2,204,933            1,410,545
Prepaid expenses and other current assets                                                       59,972               21,157
                                                                                        --------------        -------------

Total current assets                                                                         3,014,147            2,146,349

Property and equipment, net                                                                  1,089,174            1,048,434
Other assets                                                                                    39,148               36,918
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    4,142,469        $   3,231,701
                                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                                                  $        2,706        $       1,301
Accounts payable                                                                             1,144,356              765,391
Short-term debt                                                                                462,996                5,976
Accrued expenses and other current liabilities                                                 118,801              132,802
Deferred income taxes                                                                            9,977                  356
                                                                                        --------------        -------------

Total current liabilities                                                                    1,738,836              905,826

Long-term debt, excluding current installments                                                 426,844              424,292
Deferred revenue and other liabilities                                                         133,933              145,107
Deferred income taxes                                                                           30,802               26,437
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            2,330,415            1,501,662
                                                                                        --------------        -------------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
     175,000,000 shares authorized; 100,428,000 shares
     issued and outstanding as of November 30, 1998                                             50,214               49,641
CarMax Group common stock, $0.50 par value;
     175,000,000 shares authorized; 22,840,000 shares
     issued and outstanding as of November 30, 1998                                             11,420               11,102
Capital in excess of par value                                                                 564,115              530,763
Retained earnings                                                                            1,186,305            1,138,533
                                                                                        --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                                   1,812,054            1,730,039
                                                                                        --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    4,142,469        $   3,231,701
                                                                                        ==============        =============

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    November 30,                         November 30,
                                                              1998               1997              1998               1997
                                                         --------------     --------------     -------------     --------------

Net sales and operating revenues                         $    2,612,896     $    2,144,219     $   7,401,140     $    6,021,695

Cost of sales, buying and warehousing                         2,020,791          1,662,466         5,732,849          4,649,235
                                                         --------------     --------------     -------------     --------------

Gross profit                                                    592,105            481,753         1,668,291          1,372,460
                                                         --------------     --------------     -------------     --------------

Selling, general and administrative expenses                    561,416            455,641         1,552,998          1,269,981

Interest expense                                                  7,714              6,857            21,359             18,772
                                                         --------------     --------------     -------------     --------------

Total expenses                                                  569,130            462,498         1,574,357          1,288,753
                                                         --------------     --------------     -------------     --------------

Earnings before income taxes                                     22,975             19,255            93,934             83,707

Provision for income taxes                                        8,731              7,318            35,695             31,810
                                                         --------------     --------------     -------------     --------------

Net earnings                                             $       14,244     $       11,937     $      58,239     $       51,897
                                                         ==============     ==============     =============     ==============

Net earnings (loss) attributable to:
    Circuit City Group common stock                      $       15,945     $       14,012     $      61,361     $       54,640
    CarMax Group common stock                                    (1,701)            (2,075)           (3,122)            (2,743)
                                                         --------------     --------------     -------------     --------------

                                                         $       14,244     $       11,937     $      58,239     $       51,897
                                                         ==============     ==============     =============     ==============

Weighted average common shares:
    Circuit City Group:
       Basic                                                     99,308             98,133            99,030             97,960
                                                         ==============     ==============     =============     ==============
       Diluted                                                  100,361             99,340           100,243             99,143
                                                         ==============     ==============     =============     ==============
    CarMax Group                                                 22,692             22,098            22,537             21,951
                                                         ==============     ==============     =============     ==============

Net earnings (loss) per share:
    Circuit City Group:
       Basic                                             $         0.16     $         0.14     $        0.62     $         0.56
                                                         ==============     ==============     =============     ==============
       Diluted                                           $         0.16     $         0.14     $        0.61     $         0.55
                                                         ==============     ==============     =============     ==============
    CarMax Group                                         $        (0.07)    $       (0.09)     $       (0.14)    $        (0.12)
                                                         ==============     =============      =============     ==============

Dividends paid per common share:
    Circuit City Group common stock                      $        0.035     $        0.035     $       0.105     $        0.105
                                                         ==============     ==============     =============     ==============
    CarMax Group common stock                            $           --     $           --     $          --     $           --
                                                         ==============     ==============     =============     ==============

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                   Nine Months Ended
                                                                                                     November 30,
                                                                                              1998                 1997
                                                                                         -------------         ------------
Operating Activities:
Net earnings                                                                             $      58,239         $     51,897
Adjustments to reconcile net earnings to net cash
    used in operating activities:
    Depreciation and amortization                                                              100,022               92,947
    Loss on sales of property and equipment                                                      1,412                1,450
    Provision for deferred income taxes                                                         13,986               13,843
    Changes in operating  assets and  liabilities, net
       of effects from business acquisition:
       Decrease in deferred revenue and other liabilities                                      (11,174)             (32,916)
       Increase in net accounts receivable                                                     (33,202)             (20,949)
       Increase in inventory, prepaid expenses
       and other current assets                                                               (831,550)            (625,939)
       Decrease (increase) in other assets                                                       8,550               (7,455)
       Increase in accounts payable, accrued expenses and
       other current liabilities                                                               365,482              262,209
                                                                                         -------------         ------------
Net cash used in operating activities                                                         (328,235)            (264,913)
                                                                                         -------------         ------------

Investing Activities:
Cash used in business acquisition                                                               (7,557)                  --
Purchases of property and equipment                                                           (301,479)            (438,080)
Proceeds from sales of property and equipment                                                  159,429              202,080
                                                                                         -------------         ------------
Net cash used in investing activities                                                         (149,607)            (236,000)
                                                                                         -------------         ------------

Financing Activities:
Proceeds from issuance of short-term debt, net                                                 456,502              382,263
Principal payments on long-term debt                                                            (1,043)              (5,999)
Issuances of Circuit City Group common stock, net                                               31,916                9,162
Issuances of CarMax Group common stock, net                                                      2,327                   74
Dividends paid on Circuit City Group common stock                                              (10,467)             (10,335)
                                                                                         -------------         ------------
Net cash provided by financing activities                                                      479,235              375,165
                                                                                         -------------         ------------

Increase (decrease) in cash and cash equivalents                                                 1,393             (125,748)
Cash and cash equivalents at beginning of year                                                 116,612              202,643
                                                                                         -------------         ------------
Cash and cash equivalents at end of period                                               $     118,005         $     76,895
                                                                                         =============         ============



See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The Company, which is comprised of Circuit City Stores, Inc. and its subsidiaries, has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track separately the performance of the Circuit City store-related operations, a retained interest in the CarMax Group, and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group and including the Company's investment in Digital Video Express, LP and related operations ("Divx")). The CarMax Group Common Stock is intended to track separately the performance of the CarMax operations. The Circuit City Group held a 76.8 percent interest in the CarMax Group at November 30, 1998 and a 77.3 percent interest at February 28, 1998, and November 30, 1997.

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

2.   Accounting Policies

     The consolidated financial statements of the Company conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments
     (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

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

4.   Net Earnings (Loss) per Share

     Reconciliations of the numerator and denominator of basic and diluted net earnings (loss) per share are presented below:

                                                         Three Months Ended                Nine Months Ended
     (Amounts in thousands                                  November 30,                      November 30,
     except per share data)                            1998            1997              1998            1997
     ----------------------------------------------------------------------------------------------------------

     Circuit City Group:
     Weighted average common shares..............      99,308          98,133            99,030          97,960
     Dilutive potential common shares:
        Options..................................         497             927               816             882
        Restricted stock.........................         556             280               397             301
                                                  ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares.........     100,361          99,340           100,243          99,143
                                                  ===========================       ===========================

     Income available to common shareholders..... $    15,945     $    14,012       $    61,361     $    54,640
     Basic net earnings per share................ $      0.16     $      0.14       $      0.62     $      0.56
     Diluted net earnings per share.............. $      0.16     $      0.14       $      0.61     $      0.55

     CarMax Group:
     Weighted average common shares..............      22,692          22,098            22,537          21,951
                                                  ===========================       ===========================

     Loss available to common shareholders....... $     1,701     $     2,075       $     3,122     $     2,743
     Net loss per share.......................... $      0.07     $      0.09       $      0.14     $      0.12

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month and nine-month periods ended November 30, 1998, options to purchase 2,007,000 shares of Circuit City Group Stock ranging from $34.50 to $59.00 per share were outstanding and not included in the calculation. For the three-month and the nine-month periods ended November 30, 1997, options to purchase 1,000,000 shares of Circuit City Group Stock at $59.00 per share were outstanding and not included in the calculation.

     The CarMax Group had no diluted net loss per share because the Group had net losses for the periods presented.

5.   Gain on Securitizations

     For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of the Company's finance operations. The net gain on sales of receivables for the Circuit City Group's finance operation was $1.2 million for the third quarter of this fiscal year compared with a net gain of $7.0 million for the same period last fiscal year. For the nine-month period ended November 30, 1998, the net gain on the sale of receivables for the Circuit City Group's finance operation was $700,000 compared with a net gain of $16.1 million for the same period last year. The net gain on sales of receivables for the CarMax Group's finance operation was $2.7 million for the third quarter of this fiscal year compared with a net gain of $1.1 million for the same period last fiscal year. The net gain on sales of receivables for the CarMax Group's finance operation totaled $7.5 million for the nine-month period ended November 30, 1998, compared with a net gain of $3.0 million for the nine-month period ended November 30, 1997.

6.   Interest Rate Swaps

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to its finance operation. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $3.4 million at November 30, 1998, compared with a loss of $1.9 million at February 28, 1998.

     On behalf of the CarMax Group, the Company entered into 40-month amortizing swaps related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was $311 million at November 30, 1998, and $224 million at February 28, 1998. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

7.   Business Acquisition

     On November 20, 1998, the CarMax Group completed the acquisition of the Toyota franchise rights and the related assets of Laurel Automotive Group, Inc. for $12.6 million, which was financed through available cash resources and the issuance of a $5 million promissory note to the seller. This acquisition has been accounted for under the purchase method and the results of the operations of the acquired franchise have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net tangible assets acquired was allocated to goodwill, which is being amortized on a straight-line basis over 15 years, and to a covenant not to compete, which is being amortized on a straight-line basis over five years. Both goodwill and the covenant not to compete are included in other assets on the balance sheet. Unaudited pro forma information related to this acquisition is not included as the impact of this acquisition is not deemed to be material.

8.   Subsequent Event

     On December 8, 1998, the CarMax Group completed the acquisition of the franchise rights and the related assets of Mauro Auto Mall, Inc. for $28.1 million, which was financed through available cash resources and the issuance of a $5 million promissory note to the seller. The Mauro Auto Mall, Inc. is a Kenosha, Wis.-based multi-showroom new-car auto mall. This acquisition has been accounted for under the purchase method. The excess of the purchase price over the fair value of the net tangible assets acquired was allocated to goodwill, which is being amortized on a straight-line basis over 15 years, and to a covenant not to compete, which is being amortized on a straight-line basis over five years.

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the third quarter of fiscal 1999 were $2.61 billion, an increase of 22 percent from $2.14 billion for the same period last year. For the nine months ended November 30, 1998, total sales were $7.40 billion, a 23 percent increase from $6.02 billion for the same period last year. For the Circuit City Group, the total and comparable store sales increases have been led by personal computers, but also include strong sales in areas such as DirecTV, wireless communications, digital camcorders, audio and VCRs. The continued geographic growth of Circuit City Superstores also contributed to the total sales increase. For the CarMax Group, used-car sales remain sluggish reflecting the high incentives being offered on new cars and the challenge of building consumer awareness in a number of newer, multi-store markets. New-car sales at CarMax's Chrysler franchise locations strengthened as the quarter progressed, reflecting a stronger inventory position by mid-quarter and new incentives during the last week of November. The CarMax Group total sales increase is attributable to the addition of 12 store locations since the third quarter of last fiscal year.

Comparable store sales changes for the third quarter and first nine months of fiscal years 1999 and 1998 were as follows:

                   ----------------------------------------- --------------------------- ---------------------------
                                    FY 99                           3rd Quarter                 Nine Months
                   ----------------------------------------- --------------------------- ---------------------------
                       SEP           OCT           NOV           FY99         FY 98         FY 99         FY 98
-------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Circuit City Group     11%            7%            8%            9%           (2%)           6%           (2%)
-------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
CarMax Group           (3%)          (2%)          (7%)          (4%)           4%           (2%)           9%
-------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

During the quarter, the Circuit City Group opened a total of 19 stores. The Group added five stores in the New York City metropolitan market, including its first store in Manhattan; opened two stores in Indianapolis, Ind.; and opened one store in each of the following markets: Anniston, Ala.; Lake Charles, La.; Atlanta, Ga.; Brunswick, Ga.; Charlotte, N.C.; Paducah, Ky.; Philadelphia, Penn.; Harrisburg, Penn.; Pittsburgh, Penn.; Utica, N.Y.; Traverse City, Mich.; and Phoenix, Ariz. During the remainder of the fiscal year, the Circuit City Group plans to open four additional Superstore locations.

During the quarter, the CarMax Group added stores in Dulles, Va., and White Marsh, Md. These stores give CarMax three used-car superstore locations in the Washington, D.C./Baltimore, Md., market. In early November, the Company announced that Mitsubishi Motor Sales of America, Inc. had granted CarMax two new-car franchise points to be operated from the Dulles, Va., and Laurel, Md., superstores. Late in the quarter, CarMax also completed the previously announced agreement to acquire the Toyota franchise rights and the related assets of Laurel Automotive Group, Inc. Early in the fourth quarter, CarMax completed another previously announced acquisition of the franchise rights and the related assets of Mauro Auto Mall, Inc., a Kenosha, Wis.-based multi-showroom auto mall. The CarMax Group anticipates opening two additional used-car locations during the remainder of the fiscal year.

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.4 percent of sales in the third quarter of both fiscal years. Third-party warranty revenue rose to 4.2 percent of sales in this year's third quarter from 3.5 percent in the same period last year. The increase reflects the conversion of stores in 10 additional states to third-party warranty sales in June 1998. The total extended warranty revenue that is reported in total sales was 4.7 percent of sales in this year's third quarter versus 4.5 percent in the third quarter of last fiscal year.

For the CarMax Group, gross dollar sales from all extended warranty programs were 4.5 percent of sales in the third quarter of fiscal 1999 compared with 3.8 percent in the same period last year. The increase in the third quarter is attributable to pricing adjustments and a higher penetration rate achieved by extending warranty coverage to more vehicles. Third-party warranty revenue increased to 2.0 percent of sales in this year's third quarter from 1.4 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 2.1 percent of sales in this year's third quarter versus 1.5 percent in last year's third quarter.

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

Cost of Sales, Buying and Warehousing

The gross profit margin was 22.7 percent of sales in the third quarter of fiscal 1999 compared with 22.5 percent of sales in the same period last year. For the nine months ended November 30, 1998, the gross profit margin was 22.5 percent compared with 22.8 percent for the same period last year.

For the Circuit City Group, the gross profit margin increased to 24.4 percent of sales in the third quarter from 24.3 percent in the same period last year. The gross profit margin was 24.4 percent of sales for the first nine months of both fiscal years. The increase in the third quarter gross profit margin reflects a more profitable sales mix within the product categories and a continuous improvement process applied to inventory management, partially offset by the strength of the personal computer business and the lower gross margins produced by that business.

For the CarMax Group, the gross profit margin increased to 11.5 percent of sales in the third quarter of fiscal 1999 from 6.8 percent for the same period last year. For the nine months ended November 30, 1998, the gross profit margin was
11.5 percent compared with 8.3 percent for the same period last year. The increase in the gross profit margin reflects the impact of the profit improvement plan that was initiated at the end of last fiscal year and better inventory management compared with last year. Last year's especially low gross margins reflected the inventory mark downs caused by the under performance of new stores and low introductory prices on new-model year vehicles.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expense ratio was 21.5 percent in the third quarter of fiscal 1999 compared with 21.2 percent for the same period last year. For the nine-month period ended November 30, 1998, the Company's selling, general and administrative expense ratio was 21.0 percent compared with 21.1 percent for the same period last year.

For the Circuit City Group, the selling, general and administrative expense ratio increased to 22.6 percent of sales in the third quarter of fiscal 1999 from 22.2 percent of sales for the same period last year. For the first nine months of fiscal 1999 the selling, general and administrative expense ratio increased to 22.3 percent of sales from 22.2 percent for the same period last year.

The increase in the Circuit City Group's expense ratio reflects the impact of the Company's investment in Digital Video Express, LP, partially offset by the expense leverage created by the sales increase and by an increased contribution from the Group's finance operation. The investment in Divx added 120 basis points to the expense ratio during the third quarter of fiscal 1999 compared with 43 basis points for the same period last year. For the nine months ended November 30, 1998, the Company's investment in Divx added 91 basis points to the expense ratio compared with 32 basis points for the same period last year.

The CarMax Group's selling, general and administrative expense ratio was 14.5 percent of sales in the third quarter of fiscal 1999 compared with 13.2 percent of sales for the same period last year. For the nine-month period ended November 30, 1998, the expense ratio was 13.2 percent of sales compared with 11.4 percent in the same period last year. The third quarter and nine-month increases reflect the below-plan sales.

Liquidity and Capital Resources

At November 30, 1998, total assets were $4.14 billion. Inventory increased $794.4 million to support new store openings for both the Circuit City Group and the CarMax Group and to support the Christmas shopping season for the Circuit City Group. To support new store expansion and the purchase of inventory, accounts payable increased $379.0 million from the end of fiscal 1998.

The Company's finance operation, included in the Circuit City Group, has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of November 30, 1998, the master trust program had a total program capacity of $1.4 billion. The Company's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of November 30, 1998, the bankcard master trust program had a total program capacity of $1.8 billion. As of
November 30, 1998, the Company also had an asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group, that allowed the transfer of up to $475 million in auto loan receivables. The program capacity was increased to $575 million following the end of the third quarter. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Company generally expects to continue its existing long-term capitalization strategy for the balance of the current fiscal year. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases, proceeds of equity offerings and other equity issuances. Securitization transactions will be used to finance growth in credit card and auto loan receivables. Management also believes that it can implement a financing program for CarMax inventory.

Early in the quarter, the national roll out of DVD players equipped with the Divx feature began with the introduction of the RCA brand player. In late November and early December, ProScan and Panasonic players became available. More than 250 titles are available through 62 retailers with a total of approximately 800 stores. Management continues to explore various financing options for Divx with a focus on those that would limit dilution of returns for Circuit City stockholders and reduce future losses attributable to Circuit City. The Company remains in discussions with a number of entities, but has not obtained any acceptable commitments to date.

On November 20, 1998, the CarMax Group completed the acquisition of the Toyota franchise rights and the related assets of Laurel Automotive Group, Inc. for $12.6 million, which was financed through available cash resources and the issuance of a $5 million promissory note to the seller. In addition, on December 8, 1998, the CarMax Group acquired the franchise rights and the related assets of Mauro Auto Mall, Inc. for $28.1 million, which was financed through available cash resources and a $5 million promissory note to the seller.

At November 30, 1998, the Company maintained $370 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

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

As of November 30, 1998, the private-label and bankcard portfolios managed by the Circuit City Group had not changed significantly since February 28, 1998. However, as part of CarMax's growth, the auto installment loan portfolio has increased.

Many of the automobiles that CarMax sells are financed through FNACC. All receivables represent fixed-rate installment loans with a principal weighted average life of approximately 20 months. Total principal outstanding at November 30 and February 28, 1998, was as follows:

(Amounts in millions)                   November 30             February 28
---------------------------------------------------------------------------

Fixed APR...........................      $  516                  $   297

Financing for these receivables is achieved through bank conduit securitizations which, in turn, issue floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at November 30 and February 28, 1998, were as follows:

(Amounts in millions)                    November 30             February 28
----------------------------------------------------------------------------

Floating-rate securitizations
   synthetically altered to fixed....      $  311                  $   224
Floating-rate securitizations........         150                       44
Held by the Company:
   For investment....................          34                       23
   For sale..........................          21                        6
                                           -------------------------------
Total ..............................      $   516                 $    297
                                           ===============================

Because of the programs in place to manage interest rate exposure relating to its consumer loan portfolios, the Company expects to experience relatively little impact as interest rates fluctuate in the future.

Year 2000

The Year 2000 issue arises because many computer programs use two digits rather than four to define the applicable year. Using two digits to define dates after January 1, 2000, could result in a system failure or miscalculations that cause disruption of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition to computer systems, any equipment with embedded systems that involve date sensitive functions are at risk if two digits have been used rather than four. Embedded systems are specialized microchips used to control, monitor or assist the operation of electrical equipment.

In fiscal 1997, the Company began a Year 2000 date conversion project to address necessary code changes, testing and implementation for its systems. This project includes internally developed information technology systems, purchased and leased software and hardware, embedded systems, and electronic data interchange transaction processing. The Company has employed both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The Company has completed approximately 87 percent of its remediation, forward-date testing, and production implementation efforts of its internally developed and externally purchased systems. The Company expects that the remaining renovation, including system testing and production implementation will be essentially completed by March 1999. Replacement work and enterprise-level testing is scheduled to be completed by approximately July 1999.

With regard to embedded systems, the Company has identified approximately 200 distinct makes and models used for environmental controls, fire detection and monitoring, burglar detection and monitoring, elevators, office equipment and uninterruptable power supplies. As of December 1998, approximately 95 percent of these embedded systems are believed to be Year 2000 compliant. The remaining five percent are expected to be compliant by the end of the first quarter of fiscal year 2000, except for some low impact embedded systems that will be left untested because the cost of compliance testing is believed to far exceed the risk/cost of an outage.

The Company has also identified its key third-party business partners and is coordinating with them to address potential Year 2000 issues. Year 2000 questionnaires were sent to these entities to monitor their progress and to minimize any adverse consequences that might result if an entity is not Year 2000 compliant. Responses have been received from approximately 80 percent of these partners with no major potential problems identified. Risks and business impacts have been assigned to all vendor products and services. Current action statements and contingency plans have been developed by the business areas for products and services believed to be at high or medium risk of non-compliance.

Since the project began, the Company has expensed $11.3 million, including $8.0 million in the current fiscal year. The remaining cost of the Year 2000 project is estimated at $5.3 million. These costs are in addition to the normal budget for information systems and are being funded through operating cash flows. Because CarMax's computer systems were developed in recent years, the Company does not expect the CarMax Group to incur any material costs related to the Year 2000 issue.

With respect to Year 2000 risks, the Company believes it has identified all critical areas and is in the process of developing contingency plans and conducting end-to-end testing for those critical areas identified. Critical is defined as any business process or application whose failure would result in a material financial, legal or operational impact. If the Company's remediation efforts and the remediation efforts of third-parties failed (which the Company believes is the most reasonably likely worst case scenario), the Company's contingency plans include performing certain processes manually while working to assess and correct any errors in the current systems; and possibly changing suppliers. These plans are intended to enable the Company to continue to operate even if a degree of business interruption occurs at year 2000. However, the Company believes that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information.

The costs of the project and the dates on which the Company plans to complete its Year 2000 modifications are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, the Company can make no assurance that its efforts will be fully effective or that the Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and requires that an entity recognize those items as either assets or liabilities and measure them at fair value. The Company has not determined the impact of SFAS No. 133 on its financial position, results of operations or cash flows.

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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                                         Nov. 30, 1998         Feb. 28, 1998
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $      112,378        $      90,200
Net accounts receivable                                                                        532,195              537,169
Merchandise inventory                                                                        2,030,623            1,266,575
Prepaid expenses and other current assets                                                       56,615               19,798
                                                                                        --------------        -------------

Total current assets                                                                         2,731,811            1,913,742

Property and equipment, net                                                                    835,677              834,347
Inter-Group Interest in the CarMax Group                                                       267,850              278,239
Other assets                                                                                    24,451               35,290
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    3,859,789        $   3,061,618
                                                                                        ==============        =============

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                                                  $        1,456        $       1,301
Accounts payable                                                                             1,092,180              714,171
Short-term debt                                                                                397,396                5,591
Accrued expenses and other current liabilities                                                 109,161              129,198
Deferred income taxes                                                                            6,304                   --
                                                                                        --------------        -------------

Total current liabilities                                                                    1,606,497              850,261

Long-term debt, excluding current installments                                                 365,711              396,906
Deferred revenue and other liabilities                                                         127,466              139,841
Deferred income taxes                                                                           28,973               26,278
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            2,128,647            1,413,286

GROUP EQUITY                                                                                 1,731,142            1,648,332
                                                                                        --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                                                      $    3,859,789        $   3,061,618
                                                                                        ==============        =============

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    November 30,                         November 30,
                                                              1998               1997              1998               1997
                                                         --------------     --------------     -------------     --------------

Net sales and operating revenues                         $    2,266,956     $    1,917,133     $   6,308,806     $    5,410,622

Cost of sales, buying and warehousing                         1,714,611          1,450,737         4,766,373          4,089,018
                                                         --------------     --------------     -------------     --------------

Gross profit                                                    552,345            466,396         1,542,433          1,321,604
                                                         --------------     --------------     -------------     --------------

Selling, general and administrative expenses                    511,427            425,631         1,408,345          1,200,380

Interest expense                                                  5,925              6,525            18,005             17,675
                                                         --------------     --------------     -------------     --------------

Total expenses                                                  517,352            432,156         1,426,350          1,218,055
                                                         --------------     --------------     -------------     --------------

Earnings before income taxes and
    Inter-Group Interest in the CarMax Group                     34,993             34,240           116,083            103,549

Provision for income taxes                                       13,418             13,162            44,333             39,548
                                                         --------------     --------------     -------------     --------------

Earnings before Inter-Group Interest
    in the CarMax Group                                          21,575             21,078            71,750             64,001

Net loss related to Inter-Group
    Interest in the CarMax Group                                  5,630              7,066            10,389              9,361
                                                         --------------     --------------     -------------     --------------

Net earnings                                             $       15,945     $       14,012     $      61,361     $       54,640
                                                         ==============     ==============     =============     ==============

Weighted average common shares:
    Basic                                                        99,308             98,133            99,030             97,960
                                                         ==============     ==============     =============     ==============
    Diluted                                                     100,361             99,340           100,243             99,143
                                                         ==============     ==============     =============     ==============

Net earnings per share:
    Basic                                                $         0.16     $         0.14     $        0.62     $         0.56
                                                         ==============     ==============     =============     ==============
    Diluted                                              $         0.16     $         0.14     $        0.61     $         0.55
                                                         ==============     ==============     =============     ==============

Dividends paid per common share                          $        0.035     $        0.035     $       0.105     $        0.105
                                                         ==============     ==============     =============     ==============

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                 Nine Months Ended
                                                                                                    November 30,
                                                                                             1998                  1997
                                                                                         -------------         ------------
Operating Activities:
Net earnings                                                                             $      61,361         $     54,640
Adjustments to reconcile net earnings to net cash
    used in operating activities:
    Net loss related to Inter-Group Interest in the CarMax Group                                10,389                9,361
    Depreciation and amortization                                                               93,348               89,577
    Loss on sales of property and equipment                                                      1,412                1,450
    Provision for deferred income taxes                                                          8,999               12,247
    Decrease in deferred revenue and other liabilities                                         (12,375)             (33,547)
    Decrease in net accounts receivable                                                          4,974                2,763
    Increase in merchandise inventory, prepaid expenses
       and other current assets                                                               (800,865)            (576,834)
    Decrease (increase) in other assets                                                         10,839               (7,535)
    Increase in accounts payable, accrued expenses and
       other current liabilities                                                               358,490              252,387
                                                                                         -------------         ------------
Net cash used in operating activities                                                         (263,428)            (195,491)
                                                                                         -------------         ------------

Investing Activities:
Purchases of property and equipment                                                           (177,048)            (272,402)
Proceeds from sales of property and equipment                                                   80,958              160,978
Issuance of inter-group note receivable, net                                                        --             (123,697)
                                                                                         -------------         ------------
Net cash used in investing activities                                                          (96,090)            (235,121)
                                                                                         -------------         ------------

Financing Activities:
Increase in inter-group payable, net                                                                --               88,934
Increase in allocated short-term debt, net                                                     391,287              382,263
Decrease in allocated long-term debt, net                                                      (31,040)              (5,999)
Equity issuances, net                                                                           31,916                9,162
Dividends paid                                                                                 (10,467)             (10,335)
                                                                                         -------------         ------------
Net cash provided by financing activities                                                      381,696              464,025
                                                                                         -------------         ------------

Increase in cash and cash equivalents                                                           22,178               33,413
Cash and cash equivalents at beginning of year                                                  90,200               32,222
                                                                                         -------------         ------------
Cash and cash equivalents at end of period                                               $     112,378         $     65,635
                                                                                         =============         ============

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements

1.   Basis of Presentation

     The Company, which is comprised of Circuit City Stores, Inc. and its subsidiaries, has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track separately the performance of the Circuit City store-related operations, a retained interest in the CarMax Group, and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group and including the Company's investment in Digital Video Express, LP and related operations). The CarMax Group Common Stock is intended to track separately the performance of the CarMax operations. The Circuit City Group held a 76.8 percent interest in the CarMax Group at November 30, 1998 and a 77.3 percent interest at February 28, 1998, and November 30, 1997.

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

2.   Accounting Policies

     The Circuit City Group has accounted for its interest in the CarMax Group in a manner similar to the equity method of accounting. Generally accepted accounting principles require that the CarMax Group be consolidated with the Circuit City Group. Except for the effects of not consolidating the Circuit City Group and the CarMax Group, the financial statements of the Circuit City Group conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

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

4.   Net Earnings per Share

     Reconciliations of the numerator and denominator of basic and diluted net earnings per share are presented below:

                                                              Three Months Ended                 Nine Months Ended
     (Amounts in thousands                                       November 30,                      November 30,
     except per share data)                                 1998            1997              1998            1997
     -------------------------------------------------------------------------------------------------------------

     Weighted average common shares..................       99,308          98,133            99,030          97,960
     Dilutive potential common shares:
        Options......................................          497             927               816             882
        Restricted stock.............................          556             280               397             301
                                                       ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares.............      100,361          99,340           100,243          99,143
                                                       ===========================       ===========================

     Income available to common shareholders.........  $    15,945     $    14,012       $    61,361     $    54,640
     Basic net earnings per share....................  $      0.16     $      0.14       $      0.62     $      0.56
     Diluted net earnings per share..................  $      0.16     $      0.14       $      0.61     $      0.55

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month and nine-month periods ended November 30, 1998, options to purchase 2,007,000 shares of Circuit City Group Stock ranging from $34.50 to $59.00 per share were outstanding and not included in the calculation. For the three-month and nine-month periods ended November 30, 1997, options to purchase 1,000,000 shares of Circuit City Group Stock at $59.00 per share were outstanding and not included in the calculation.

5.   Gain on Securitizations

     For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of the Company's finance operations. The net gain on sales of receivables for the Circuit City Group's finance operation was $1.2 million for the third quarter of this fiscal year compared with a net gain of $7.0 million for the same period last fiscal year. For the nine-month period ended November 30, 1998, the net gain on the sale of receivables for the Circuit City Group's finance operation was $700,000 compared with a net gain of $16.1 million for the same period last year.

6.   Interest Rate Swaps

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to its finance operation. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $3.4 million at November 30, 1998, compared with a loss of $1.9 million at February 28, 1998.

                                     ITEM 2.

             CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the third quarter of fiscal 1999 were $2.27 billion, an increase of 18 percent from $1.92 billion in the same period last year. For the nine months ended November 30, 1998, total sales were $6.31 billion, an increase of 17 percent from $5.41 billion in the same period last year. For the Circuit City Group, the total and comparable store sales increases have been led by personal computers, but also include strong sales in areas such as DirecTV, wireless communications, digital camcorders, audio and VCRs. The continued geographic growth of Circuit City Superstores also contributed to the total sales increase.

The percentage changes in Circuit City comparable store sales for the third quarter and first nine months of fiscal years 1999 and 1998 were as follows:

--------------------------------------- ------------------------- -------------------------
                FY 99                         3rd Quarter               Nine Months
--------------------------------------- ------------------------- -------------------------
    SEP          OCT          NOV          FY 99        FY 98        FY 99        FY 98
--------------------------------------- ------------------------- -------------------------
    11%          7%            8%           9%          (2%)          6%          (2%)
--------------------------------------- ------------------------- -------------------------

During the quarter, the Circuit City Group opened a total of 19 stores. The Group added five stores in the New York City metropolitan market, including its first store in Manhattan; opened two stores in Indianapolis, Ind.; and opened one store in each of the following markets: Anniston, Ala.; Lake Charles, La.; Atlanta, Ga.; Brunswick, Ga.; Charlotte, N.C.; Paducah, Ky.; Philadelphia, Penn.; Harrisburg, Penn.; Pittsburgh, Penn.; Utica, N.Y.; Traverse City, Mich.; and Phoenix, Ariz. During the remainder of the fiscal year, the Circuit City Group plans to open four additional Superstore locations.

The table below details Circuit City retail units:

                              Stores Open At End of Quarter               Estimate
                       ---------------------------------------------
                           Nov. 30, 1998         Nov. 30, 1997         Feb. 28, 1999        Feb. 28, 1998
-------------------------------------------------------------------------------------------------------------
Superstore

  "D" Superstore                 118                    110                  118                   114
                       --------------        ---------------        -------------        --------------
  "C" Superstore                 294                    292                  294                   289
                       --------------        ---------------        -------------        --------------
  "B" Superstore                  78                     69                   82                    72
                       --------------        ---------------        -------------        --------------
  "A" Superstore                  43                     22                   43                    25
                       --------------        ---------------        -------------        --------------
Electronics-Only                   4                      4                    3                     4
                       --------------        ---------------        -------------        --------------
Circuit City Express              50                     52                   48                    52
-------------------------------------------------------------------------------------------------------------
TOTAL                            587                    549                  588                   556
=============================================================================================================

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.4 percent of sales in the third quarter of both fiscal years. Third-party warranty revenue rose to 4.2 percent of sales in this year's third quarter from 3.5 percent in the same period last year. The increase reflects the conversion of stores in 10 additional states to third-party warranty sales in June 1998. The total extended warranty revenue that is reported in total sales was 4.7 percent of sales in this year's third quarter versus 4.5 percent in the third quarter of last fiscal year.

The percentage of merchandise sales represented by each category is listed below:

                                     3rd Quarter                        Nine  Months
                            Fiscal 1999       Fiscal 1998      Fiscal 1999       Fiscal 1998
                         ----------------------------------  ----------------------------------
TV                              19%               20%              17%               18%
-----------------------------------------------------------------------------------------------
VCR/Camcorders                  12                12               13                13
-----------------------------------------------------------------------------------------------
Audio                           15                16               15                16
-----------------------------------------------------------------------------------------------
Home Office                     28                24               27                24
-----------------------------------------------------------------------------------------------
Appliances                      15                17               17                18
-----------------------------------------------------------------------------------------------
Other                           11                11               11                11
===============================================================================================
 TOTAL                         100%              100%             100%              100%
===============================================================================================

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

Cost of Sales, Buying and Warehousing

For the quarter ended  November 30, 1998,  the gross profit margin  increased to
24.4 percent of sales from 24.3 percent in the same period last year. The gross profit margin was 24.4 percent of sales for the first nine months of both fiscal years. The increase in the third quarter gross profit margin reflects a more profitable sales mix within the product categories and a continuous improvement process applied to inventory management, partially offset by the strength of the personal computer business and the lower gross margins produced by that business.

Selling, General and Administrative Expenses

The Group's selling, general and administrative expense ratio increased to 22.6 percent of sales in the third quarter of fiscal 1999 from 22.2 percent of sales for the same period last year. For the first nine months of fiscal 1999 the selling, general and administrative expense ratio increased to 22.3 percent of sales from 22.2 percent for the same period last year.

The increase in the Circuit City Group's expense ratio reflects the impact of the Company's investment in Digital Video Express, LP, partially offset by the expense leverage created by the sales increase and by an increased contribution from the Group's finance operation. The investment in Divx added 120 basis points to the expense ratio during the third quarter of fiscal 1999 compared with 43 basis points for the same period last year. For the nine months ended November 30, 1998, the Company's investment in Divx added 91 basis points to the expense ratio compared with 32 basis points for the same period last year.

Earnings Before the Inter-Group Interest in the CarMax Group

For the third quarter, earnings before the Inter-Group Interest in the CarMax Group increased to $21.6 million in fiscal 1999 compared with $21.1 million in fiscal 1998. For the nine-month period, earnings before the Inter-Group Interest in the CarMax Group were $71.8 million compared with $64.0 million for the same period last year. The results for both years include the Company's investment in Divx.

Excluding the Company's investment in Divx and the Group's retained interest in the CarMax Group, earnings for the Circuit City consumer electronics business for the third quarter increased 46 percent to $38.3 million from $26.2 million for the same period last year. The consumer electronics business produced earnings per share of 38 cents in the third quarter this year compared with 26 cents for the same period last year. Excluding the Company's investment in Divx and the Group's retained interest in the CarMax Group, earnings for the Circuit City consumer electronics business for the nine months ended November 30, 1998, increased 44 percent to $108.2 million from $74.9 million in same period last year. For the nine-month period ended November 30, 1998, the consumer electronics business produced earnings per share of $1.08 compared with 75 cents for the same period last year.

Net Loss Related to the Inter-Group Interest in the CarMax Group

During the third quarter, the net loss attributable to the Circuit City Group's Inter-Group Interest in the CarMax Group was $5.6 million compared with a net loss of $7.1 million for the same period last year.

For the nine-month period ending November 30, 1998, the net loss attributable to the Circuit City Group's Inter-Group Interest in the CarMax Group was $10.4 million compared with $9.4 million for the same period last year.

Net Earnings

Net earnings for the quarter ended November 30, 1998, increased 14 percent to $15.9 million from $14.0 million in the same period last year. Net earnings per share increased 14 percent to 16 cents from 14 cents for the same period last year.

For the nine months ended November 30, 1998, net earnings increased 12 percent to $61.4 million from $54.6 million in the same period last year. Net earnings per share increased 11 percent to 61 cents from 55 cents for the same period last year.

Liquidity and Capital Resources

Total assets at November 30, 1998, were $3.86 billion. Merchandise inventory increased $764.0 million to support new store openings and the Christmas shopping season. To support new store expansion and the purchase of inventory, accounts payable increased $378.0 million from the end of fiscal 1998.

The Company's finance operation, included in the Circuit City Group, has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of November 30, 1998, the master trust program had a total program capacity of $1.4 billion. The Company's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of November 30, 1998, the bankcard master trust program had a total program capacity of $1.8 billion. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the Circuit City Group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At November 30, 1998, the Company also maintained $370 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

Management believes that proceeds from sales of property and equipment and receivables, future increases in the Company's debt allocated to the Circuit City Group, proceeds of equity offerings, other equity issuances and cash generated by operations will be sufficient to fund the Circuit City Group's capital expenditures and operations.

Early in the quarter, the national roll out of DVD players equipped with the Divx feature began with the introduction of the RCA brand player. In late November and early December, ProScan and Panasonic players became available. More than 250 titles are available through 62 retailers with a total of approximately 800 stores. Management continues to explore various financing options for Divx with a focus on those that would limit dilution of returns for Circuit City stockholders and reduce future losses attributable to Circuit City. The Company remains in discussions with a number of entities, but has not obtained any acceptable commitments to date.

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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                                         Nov. 30, 1998         Feb. 28, 1998
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                                 $      5,627          $    26,412
Net accounts receivable                                                                         99,042               60,866
Inventory                                                                                      174,310              143,970
Prepaid expenses and other current assets                                                        3,357                1,359
                                                                                          ------------          -----------

Total current assets                                                                           282,336              232,607

Property and equipment, net                                                                    253,497              214,087
Other assets                                                                                    14,697                1,628
                                                                                          ------------          -----------

TOTAL ASSETS                                                                              $    550,530          $   448,322
                                                                                          ============          ===========

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long term debt                                                    $      1,250          $        --
Accounts payable                                                                                52,176               51,220
Short-term debt                                                                                 65,600                  385
Accrued expenses and other current liabilities                                                   9,640                3,604
Deferred income taxes                                                                            3,673                  370
                                                                                          ------------          -----------

Total current liabilities                                                                      132,339               55,579

Long-term debt, excluding current installments                                                  61,133               27,386
Deferred revenue and other liabilities                                                           6,467                5,266
Deferred income taxes                                                                            1,829                  145
                                                                                          ------------          -----------

TOTAL LIABILITIES                                                                              201,768               88,376

GROUP EQUITY                                                                                   348,762              359,946
                                                                                          ------------          -----------

TOTAL LIABILITIES AND GROUP EQUITY                                                        $    550,530          $   448,322
                                                                                          ============          ===========

See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                  Three Months Ended                    Nine Months Ended
                                                                     November 30,                         November 30,
                                                               1998               1997             1998                1997
                                                           ------------       -----------     --------------       ------------

Net sales and operating revenues                           $    345,940       $   227,086     $    1,092,334       $    611,073

Cost of sales                                                   306,180           211,729            966,476            560,217
                                                           ------------       -----------     --------------       ------------

Gross profit                                                     39,760            15,357            125,858             50,856
                                                           ------------       -----------     --------------       ------------

Selling, general and administrative expenses                     49,989            30,010            144,653             69,601

Interest expense                                                  1,789               332              3,354              1,097
                                                           ------------       -----------     --------------       ------------

Total expenses                                                   51,778            30,342            148,007             70,698
                                                           ------------       -----------     --------------       ------------

Loss before income tax benefit                                   12,018            14,985             22,149             19,842

Income tax benefit                                                4,687             5,844              8,638              7,738
                                                           ------------       -----------     --------------       ------------

Net loss                                                   $      7,331       $     9,141     $       13,511       $     12,104
                                                           ============       ===========     ==============       ============

Net loss attributable to:

    Circuit City Group common stock                        $      5,630       $     7,066     $       10,389       $      9,361
    CarMax Group common stock                                     1,701             2,075              3,122              2,743
                                                           ------------       -----------     --------------       ------------
                                                           $      7,331       $     9,141     $       13,511       $     12,104
                                                           ============       ===========     ==============       ============

Weighted average common shares                                   22,692            22,098             22,537             21,951
                                                           ============       ===========     ==============       ============

Net loss per share                                         $       0.07       $      0.09     $         0.14       $       0.12
                                                           ============       ===========     ==============       ============

Dividends paid per common share                            $         --       $        --     $           --       $         --
                                                           ============       ===========     ==============       ============

See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                    Nine Months Ended
                                                                                                      November 30,
                                                                                             1998                  1997
                                                                                         -------------         ------------
Operating Activities:
Net loss                                                                                 $     (13,511)        $    (12,104)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                                6,674                3,370
    Provision for deferred income taxes                                                          4,987                1,596
    Changes in operating  assets and  liabilities, net
       of effects from business acquisition:
       Increase in deferred revenue and other liabilities                                        1,201                  631
       Increase in net accounts receivable                                                     (38,176)             (23,712)
       Increase in inventory, prepaid expenses
       and other current assets                                                                (30,685)             (49,105)
       (Increase) decrease in other assets                                                      (2,289)                  80
       Increase in accounts payable, accrued expenses
       and other current liabilities                                                             6,992                9,822
                                                                                         -------------         ------------
Net cash used in operating activities                                                          (64,807)             (69,422)
                                                                                         -------------         ------------

Investing Activities:
Cash used in business acquisition                                                               (7,557)                  --
Purchases of property and equipment                                                           (124,431)            (165,678)
Proceeds from sales of property and equipment                                                   78,471               41,102
Increase in inter-group receivable, net                                                            --               (88,934)
                                                                                         -------------         ------------
Net cash used in investing activities                                                          (53,517)            (213,510)
                                                                                         -------------         ------------

Financing Activities:
Increase in allocated short-term debt, net                                                      65,215                   --
Increase in allocated long-term debt, net                                                       29,997                   --
Issuance of inter-group note payable, net                                                           --              123,697
Equity issuances, net                                                                            2,327                   74
                                                                                         -------------         ------------
Net cash provided by financing activities                                                       97,539              123,771
                                                                                         -------------         ------------

Decrease in cash and cash equivalents                                                          (20,785)            (159,161)
Cash and cash equivalents at beginning of year                                                  26,412              170,421
                                                                                         -------------         ------------
Cash and cash equivalents at end of period                                               $       5,627         $     11,260
                                                                                         =============         ============

See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Notes to Group Financial Statements


1.   Basis of Presentation

     The Company, which is comprised of Circuit City Stores, Inc. and its subsidiaries, has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track separately the performance of the Circuit City store-related operations, a retained interest in the CarMax Group, and all other businesses in which the Company may be engaged (other than those comprising the CarMax Group and including the Company's investment in Digital Video Express, LP and related operations). The CarMax Group Common Stock is intended to track separately the performance of the CarMax operations. The Circuit City Group held a 76.8 percent interest in the CarMax Group at November 30, 1998 and a 77.3 percent interest at February 28, 1998, and November 30, 1997.

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

2.   Accounting Policies

     The financial statements of the CarMax Group conform to generally accepted accounting principles. The interim period financial statements are
     unaudited;   however,  in  the  opinion  of  management,   all  adjustments
     (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

3.   Accounting for Costs of Computer Software

     Effective March 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires certain software development costs to be capitalized. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in the development of internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software are to be capitalized. The adoption of this SOP did not have a material effect on the CarMax Group's financial position, results of operations or cash flows.

4.   Net Loss per Share

     The calculation of net loss per share is presented below:

                                                              Three Months Ended                 Nine Months Ended
     (Amounts in thousands                                       November 30,                      November 30,
     except per share data)                                 1998            1997              1998            1997
     -------------------------------------------------------------------------------------------------------------

     Weighted average common shares..................       22,692          22,098            22,537          21,951
                                                       ===========================       ===========================

     Loss available to common shareholders...........  $     1,701     $     2,075       $     3,122     $     2,743
     Net loss per share..............................  $      0.07     $      0.09       $      0.14     $      0.12

     The CarMax Group had no diluted net loss per share because the Group had net losses for the periods presented.

5.   Gain on Securitizations

     For transfers of receivables that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. The net gain on sales of receivables for the CarMax Group's finance operation was $2.7 million for the third quarter of this fiscal year compared with a net gain of $1.1 million for the same period last fiscal year. The net gain on sales of receivables for the CarMax Group's finance operation totaled $7.5 million for the nine-month period ended November 30, 1998, compared with a net gain of $3.0 million for the nine-month period ended November 30, 1997.

6.   Interest Rate Swaps

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $3.4 million at November 30, 1998, compared with a loss of $1.9 million at February 28, 1998.

     On behalf of the CarMax Group, the Company entered into 40-month amortizing swaps related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was $311 million at November 30, 1998, and $224 million at February 28, 1998. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

7.   Business Acquisition

     On November 20, 1998, the CarMax Group completed the acquisition of the Toyota franchise rights and the related assets of Laurel Automotive Group, Inc. for $12.6 million, which was financed through available cash resources and the issuance of a $5 million promissory note to the seller. This acquisition has been accounted for under the purchase method and the results of the operations of the acquired franchise have been included in the CarMax Group financial statements since the date of acquisition. The excess of the purchase price over the fair value of the net tangible assets acquired was allocated to goodwill, which is being amortized on a straight-line basis over 15 years, and to a covenant not to compete, which is being amortized on a straight-line basis over five years. Both goodwill and the covenant not to compete are included in other assets on the balance sheet. Unaudited pro forma information related to this acquisition is not included as the impact of this acquisition is not deemed to be material.

8.    Subsequent Event

     On December 8, 1998, the CarMax Group completed the acquisition of the franchise rights and the related assets of Mauro Auto Mall, Inc. for $28.1 million, which was financed through available cash resources and the issuance of a $5 million promissory note to the seller. The Mauro Auto Mall, Inc. is a Kenosha, Wis.-based multi-showroom new-car auto mall. This acquisition has been accounted for under the purchase method. The excess of the purchase price over the fair value of the net tangible assets acquired was allocated to goodwill, which is being amortized on a straight-line basis over 15 years, and to a covenant not to compete, which is being amortized on a straight-line basis over five years.

                                     ITEM 2.

                CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the third quarter of fiscal 1998 were $345.9 million, an increase of 52 percent from $227.1 million in the same period last year. For the nine months ended November 30, 1998, total sales were $1.09 billion, an increase of 79 percent from $611.1 million in the same period last year. CarMax's used-car sales remain sluggish, reflecting the high incentives being offered on new cars and the challenge of building consumer awareness in a number of newer, multi-store markets. New-car sales at CarMax's Chrysler franchise locations strengthened as the quarter progressed, reflecting a stronger inventory position by mid-quarter and new incentives during the last week of November. The CarMax Group total sales increase is attributable to the addition of 12 store locations since the third quarter of last fiscal year.

CarMax comparable store sales changes for the third quarter and first nine months of fiscal years 1999 and 1998 were as follows:

---------------------------------------- -------------------------- --------------------------
                 FY 99                          3rd Quarter                Nine Months
---------------------------------------- -------------------------- --------------------------
     SEP           OCT          NOV          FY 99         FY 98        FY 99         FY 98
---------------------------------------- -------------------------- --------------------------
     (3%)         (2%)          (7%)          (4%)          4%           (2%)           9%
---------------------------------------- -------------------------- --------------------------

During the quarter, the CarMax Group added stores in Dulles, Va., and White Marsh, Md. These stores give CarMax three used-car superstore locations in the Washington, D.C./Baltimore, Md., market. In early November, the Company announced that Mitsubishi Motor Sales of America, Inc. had granted CarMax two new-car franchise points to be operated from the Dulles, Va., and Laurel, Md., superstores. Late in the quarter, CarMax also completed the previously announced agreement to acquire the Toyota franchise rights and the related assets of Laurel Automotive Group, Inc. Early in the fourth quarter, CarMax completed another previously announced acquisition of the franchise rights and the related assets of Mauro Auto Mall, Inc., a Kenosha, Wis.-based multi-showroom auto mall. The CarMax Group anticipates opening two additional used-car locations during the remainder of the fiscal year.

The table below details CarMax retail units:

                         Stores Open At End of Quarter              Estimate
                       Nov. 30, 1998        Nov. 30, 1997         Feb. 28, 1999        Feb. 28, 1998
---------------------------------------------------------------------------------------------------------
  "C" Superstore             8                    4                     8                     5
                   ------------          -----------          ------------          ------------
  "B" Superstore             6                    3                     6                     5
                   ------------          -----------          ------------          ------------
  "A" Superstore            11                    7                    13                     8
                   ------------          -----------          ------------          ------------
  Other                      1                   --                     2                    --
=========================================================================================================
TOTAL                       26                   14                    29                    18
=========================================================================================================

For the CarMax Group, gross dollar sales from all extended warranty programs were 4.5 percent of sales in the third quarter of fiscal 1999 compared with 3.8 percent in the same period last year. The increase in the third quarter is attributable to pricing adjustments and a higher penetration rate achieved by extending warranty coverage to more vehicles. Third-party warranty revenue increased to 2.0 percent of sales in this year's third quarter from 1.4 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 2.1 percent of sales in this year's third quarter versus 1.5 percent in last year's third quarter.

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

Cost of Sales

The CarMax Group's gross profit margin increased to 11.5 percent of sales in the third quarter of fiscal 1999 from 6.8 percent for the same period last year. For the nine months ended November 30, 1998, the gross profit margin was 11.5 percent compared with 8.3 percent for the same period last year. The increase in the gross profit margin reflects the impact of the profit improvement plan that was initiated at the end of last fiscal year and better inventory management compared with last year. Last year's especially low gross margins reflected the inventory mark downs caused by the under performance of new stores and low introductory prices on new-model year vehicles.

Selling, General and Administrative Expenses

The CarMax Group's selling, general and administrative expense ratio was 14.5 percent of sales in the third quarter of fiscal 1999 compared with 13.2 percent of sales for the same period last year. For the nine-month period ended November 30, 1998, the expense ratio was 13.2 percent of sales compared with 11.4 percent in the same period last year. The third quarter and nine-month increases reflect the below-plan sales.

Interest Expense

Interest expense increased to 0.5 percent of sales in the third quarter of fiscal 1999 compared with 0.2 percent of sales for the same period last year. For the nine-month period ended November 30, 1998, interest expense was 0.3 percent of sales compared with 0.2 percent for the same period last year. In fiscal 1999, interest expense primarily was incurred on allocated debt used to fund store expansion and working capital. In fiscal 1998, interest expense primarily was incurred on an inter-group note used to finance inventory.

Net Loss

During the third quarter, the CarMax Group incurred a net loss of $7.3 million versus a net loss of $9.1 million for the same period last year. The net loss attributable to the CarMax Group Common Stock was 7 cents per share for the third quarter of fiscal 1999 compared with a net loss of 9 cents per share for the same period last year.

The net loss for the nine-month period ended November 30, 1998, was $13.5 million compared with $12.1 million for the same period last year. The net loss attributable to the CarMax Group Common Stock was 14 cents per share this year compared with 12 cents per share last year.

Liquidity and Capital Resources

Total assets at November 30, 1998, were $550.5 million, an increase of $102.2 million, or 23 percent, from $448.3 million at February 28, 1998. Inventory increased $30.3 million to support new stores opened. Net accounts receivable increased by $38.2 million, reflecting an increase in auto loans.

As of November 30, 1998, the Company had an asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group, that allowed the transfer of up to $475 million in auto loan receivables. The program capacity was increased to $575 million following the end of the third quarter. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

On November 20, 1998, the CarMax Group completed the acquisition of the Toyota franchise rights and the related assets of Laurel Automotive Group, Inc. for $12.6 million, which was financed through available cash resources and the issuance of a $5 million promissory note to the seller. In addition, on December 8, 1998, the CarMax Group acquired the franchise rights and the related assets of Mauro Auto Mall, Inc. for $28.1 million, which was financed through available cash resources and a $5 million promissory note to the seller.

The Group relies on the Company's external debt allocated to the CarMax Group to fund operating deficits and to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables, proceeds of equity offerings and sale-leasebacks of real estate. At November 30, 1998, the Company also maintained $370 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

Management believes that the establishment of an inventory financing program for CarMax, proceeds from the sales of property and equipment and receivables, proceeds of equity offerings, other equity issuances, future increases in the Company's debt allocated to the CarMax Group and cash generated by operations will be sufficient to fund the CarMax Group's capital expenditures and operations.

Market Risk

The Company manages the installment loan portfolio of First North American Credit Corporation ("FNACC"). Portions of this portfolio are securitized and, therefore, are not presented on the Group's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the Company has managed with matched funding and interest rate swaps.

Many of the automobiles that CarMax sells are financed through FNACC. All receivables represent fixed-rate installment loans with a principal weighted average life of approximately 20 months. Total principal outstanding at November 30 and February 28, 1998, was as follows:

(Amounts in millions)                       November 30             February 28
-------------------------------------------------------------------------------
Fixed APR...............................      $  516                  $   297

Financing for these receivables is achieved through bank conduit securitizations which, in turn, issue floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at November 30 and February 28, 1998, were as follows:

(Amounts in millions)                       November 30             February 28
-------------------------------------------------------------------------------
Floating-rate securitizations
   synthetically altered to fixed.......      $  311                  $   224
Floating-rate securitizations...........         150                       44
Held by the Company:
   For investment.......................          34                       23
   For sale.............................          21                        6
                                              -------------------------------
Total .................................       $  516                  $   297
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

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      (3)       Articles of Incorporation and Bylaws

                               (I)   Amended    and    Restated    Articles   of
                                     Incorporation  of  the  Company,  effective
                                     February 3, 1997, are filed herewith.

                               (I)  (a) Articles of Amendment  to the  Company's
                                        Amended   and   Restated   Articles   of
                                        Incorporation, effective April 28, 1998, are filed herewith.

                               (II)  Bylaws  of  the   Company  as  amended  and
                                     restated   October  13,  1998,   are  filed
                                     herewith.

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




January 8, 1999