Form 10-K
period 1999-02-28
CIRCUIT CITY STORES INC
filed 1999-05-25
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                                                                Name of Each Exchange
             Title of Each Class                                                                on Which Registered
Circuit City Stores, Inc.-Circuit City Group Common Stock, Par Value $0.50                     New York Stock Exchange
Circuit City Stores, Inc.-CarMax Group Common Stock, Par Value $0.50                           New York Stock Exchange

Rights to Purchase Preferred Stock,
Series E, Par Value $20.00                                                                     New York Stock Exchange
Series F, Par Value $20.00                                                                     New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

           On April 30, 1999, the Company had outstanding 101,159,903 Circuit City Group common shares and 23,326,533 CarMax Group common shares. The aggregate market value of the common shares held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was $6,221,334,034 for the Circuit City Group and $104,969,399 for the CarMax Group based upon the closing price of these shares as reported by the New York Stock Exchange on April 30, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the following documents are incorporated by reference in Parts I, II, III and IV of this Form 10-K Report: (1) Pages 23 through 81 of the Company's Annual Report to Shareholders for the fiscal year ended February 28, 1999, (Parts I, II and IV) and (2) "Item One-Election of Directors," "Beneficial Ownership of Securities," "Executive Compensation," "Employment Agreements and Change-in-Control Arrangements," "Compensation of Directors" and "Section 16(a) Compliance" in the May 12, 1999, Proxy Statement, furnished to shareholders of the Company in connection with the 1999 Annual Meeting of such shareholders (Part III).

                                TABLE OF CONTENTS
Item                                                                                                    Page

PART I

1.   Business                                                                                             3

2.   Properties                                                                                          10

3.   Legal Proceedings                                                                                   12

4.   Submission of Matters to a Vote of Security Holders                                                 12

     Executive Officers of the Company                                                                   12

PART II

5.   Market for the Company's Common Equity and Related Stockholder Matters                              13

6.   Selected Financial Data                                                                             13

7.   Management's Discussion and Analysis of Results of Operations and Financial Condition               14

7a.  Quantitative and Qualitative Disclosure about Market Risk                                           14

8.   Financial Statements and Supplementary Data                                                         14

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                14

PART III

10.  Directors and Executive Officers of the Company                                                     14

11.  Executive Compensation                                                                              15

12.  Security Ownership of Certain Beneficial Owners and Management                                      15

13.  Certain Relationships and Related Transactions                                                      15

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     15

                                     PART I

Item 1.    Business.

           Circuit City Stores, Inc. was incorporated under the laws of Virginia in 1949. Its corporate headquarters is located at 9950 Mayland Drive, Richmond, Va. Its retail operations consist of Circuit City Superstores, Circuit City electronics-only stores and mall-based Circuit City Express stores. Certain of Circuit City Stores, Inc. subsidiaries operate CarMax Auto Superstores, a used- and new-car retail business. In addition, as of February 28, 1999, Circuit City Stores, Inc. owned approximately 75 percent of Digital Video Express. The Company has been allocated 100 percent of the losses since inception. Digital Video Express primarily is engaged in the business of replicating and distributing specially encrypted DVD discs at wholesale. The Company has wholly owned finance operations that provide consumer revolving credit and automobile installment loans.

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

           The  Circuit  City  Group  Common  Stock is  intended  to  track  the performance of the Circuit City store-related operations, the Company's investment in Digital Video Express and the Group's retained interest in the CarMax Group. The CarMax Group Common Stock is intended to track the performance of the CarMax operations.

           Notwithstanding the attribution of the Company's assets and liabilities (including contingent liabilities) and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their respective financial statements, holders of Circuit City Group Common Stock and holders of CarMax Group Common Stock are shareholders of the Company and continue to be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the change in the equity structure of the Company does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements should be read in conjunction with the financial statements of each Group.

           In this document, the following terms and definitions are used:

           The Company refers to Circuit City Stores, Inc. and subsidiaries, which includes Circuit City retail stores and related operations, the CarMax retail stores and related operations, and the Company's investment in Digital Video Express.

           Circuit City refers to the retail operations bearing the Circuit City name and to all related operations such as product service and its finance operation.

           Circuit City Group refers to the Circuit City operations, the Company's investment in Digital Video Express and the retained interest in the CarMax Group.

           CarMax Group and CarMax refer to retail locations bearing the CarMax name and to all related operations such as its finance operation.

Circuit City Group:

           This section describes the Circuit City business and the Company's investment in Digital Video Express. It excludes the retained interest in the CarMax business, which is discussed separately beginning on page 7. Divx is discussed in more detail at the end of the Circuit City Group section on page 6.

           General. Circuit City is a leading national retailer of brand-name consumer electronics, personal computers, major appliances and entertainment software. It sells video equipment, including televisions, digital satellite systems, video cassette recorders, camcorders and digital video disc players; audio equipment, including home stereo systems, compact disc players, tape recorders and tape players; mobile electronics, including car stereo systems and security systems; home office products, including personal computers, printers, peripherals, software and facsimile machines; other consumer electronics products, including cellular phones, telephones and portable audio and video products; major appliances, including washers, dryers, refrigerators, microwave ovens and ranges; and entertainment software.

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

           Expansion. As of April 30, 1999, Circuit City operated 590 retail locations throughout the United States. Circuit City has established its presence in virtually all of the nation's top 100 markets and will continue adding to the existing store base as attractive market opportunities arise. In fiscal 2000, Circuit City expects to open approximately 35 additional Superstores and remodel another 50 to include its most recent merchandising
innovations.   Management   estimates  that  it  has  the  opportunity  to  open
approximately 250 additional stores. Circuit City's goal is to maximize profitability in each market it serves by capturing large market shares that produce high sales volumes across a broad merchandise mix.

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

           Although suggested retail prices are established by the corporate merchandising department, each store manager is responsible for shopping the local competition on a regular basis and is empowered to adjust retail prices to meet in-market conditions. As part of its competitive strategy, Circuit City advertises low prices and provides customers with a low-price guarantee. Circuit City will beat any price from a local store stocking the same new item, available for sale with a manufacturer's warranty and in a factory-sealed box. In most cases, if a customer finds a lower price, including Circuit City's own sale price, within 30 days, Circuit City will refund 110 percent of the difference to the customer.

           Suppliers. During fiscal 1999, Circuit City's 10 largest suppliers accounted for approximately 55 percent of merchandise purchased. Circuit City's major suppliers include Sony Electronics, Thomson, Panasonic, Whirlpool, Compaq, JVC, Packard Bell, Hewlett Packard, IBM, and Maytag. Brand-name advertised products are sold by all of Circuit City's retail locations. Circuit City has no significant long-term contracts for the purchase of merchandise.

           In the past, Circuit City has not experienced any continued or ongoing difficulty obtaining satisfactory sources of supply and believes that adequate sources of supply exist for the types of merchandise sold in its stores.

           Advertising. The Circuit City Group relies on considerable amounts of advertising to maintain high levels of consumer awareness. Advertising expenditures were 4.5 percent of sales in fiscal 1999, 4.6 percent of sales in fiscal 1998 and 4.8 percent of sales in fiscal 1997. Circuit City is generally one of the largest newspaper advertisers in the markets that it serves. Circuit City primarily uses print advertising, including multi-page vehicles and run-of-press newspaper ads, for Superstore and electronics-only store advertising. Circuit City emphasizes the use of multi-page vehicles to allow a more extensive presentation of the broad selection of products and price ranges it carries. These multi-page vehicles are generally distributed in newspapers. Circuit City advertisements are regularly seen in USA Today and on top-rated sports and entertainment programs.

           Competition. From mid-fiscal 1996 through fiscal 1998, a lack of significant product introductions resulted in lower average retail prices and weak sales throughout the industry. This industry weakness resulted in a highly competitive climate, and a significant number of regional competitors closed stores. In fiscal 1999, the industry began to emerge from this period of declining sales. Despite the improvement, the consumer electronics industry remains highly competitive. Circuit City's primary competitors are large specialty, discount or warehouse retailers with generally lower levels of service.

           Circuit City uses selection, service and pricing to differentiate itself from the competition. As part of its competitive strategy, Circuit City Superstores offer a broad selection of top-quality merchandise that includes 3,200 to 4,000 brand-name items (excluding entertainment software), depending on the selling square footage of the Superstore. Professionally trained sales counselors, convenient credit options, factory-authorized product repair, home delivery, installation centers for automotive electronics, exchange and no-lemon policies, reflect a strong commitment to customer service. Circuit City strives to maintain highly competitive prices and offers customers the low-price guarantee previously described.

           Customer Satisfaction. Extensive market research is conducted to measure Circuit City's customer service record and to refine its consumer offer. Over 375,000 customer surveys were conducted last year to track satisfaction among Circuit City's existing customers. These surveys, conducted from customer transaction records, measure satisfaction with all points of interaction, including sales counselors, cashiers, warehouse staff, Roadshop installers, home delivery personnel and product service specialists. Quick feedback enables management to identify issues that need to be addressed, ensuring that store and individual performance remain focused on providing the highest possible level of customer service.

           Training. Circuit City staffs its Superstores with commissioned sales counselors, support personnel (cashiers and stockpersons), a store manager, one or more sales managers and an operations manager. New sales counselors complete an in-market training program focused on product knowledge, customer service and store operations. These programs also provide experienced Associates with ongoing training in new technologies and merchandising opportunities. In addition, every month sales counselors are required to test their knowledge of important products through Training Tracker, an online test administration program. Market training facilities are utilized for classroom sessions taught by professional trainers, and a state-of-the-art, in-house video studio produces video-based training materials. Formalized training for store, sales and operations managers focuses on human resource management, sales management and critical operating procedures. Individual development plans address personal training needs, giving Associates advancement opportunity.

           Consumer Credit. Because consumer electronics, personal computers and major appliances represent relatively large purchases for the average consumer, Circuit City's business is affected by consumer credit availability, which varies with the state of the economy and the location of a particular store. In fiscal 1999, approximately 15 percent of Circuit City's total sales were made through its private-label credit card and 45 percent through third-party credit sources.

           In  fiscal  1991,  the  Company  established  a credit  card  finance operation to issue its private-label credit card. The credit card finance operation is located in Kennesaw, Ga. This credit program enhances customer service with increased credit availability, on-line links between the stores and the credit operation and better control over customer interactions. Interfacing the finance operation with Circuit City's point-of-sale (POS) system has produced a rapid customer credit approval process. A customer's application can be electronically scored, and qualified customers can generally receive approval in under one minute. In addition to increased credit availability, the
private-label   credit  card  program  provides  Circuit  City  with  additional marketing opportunities, including direct mail campaigns to credit card customers and special financing programs for promotions. The finance operation's credit extension, customer service and collection operations are fully automated with state-of-the-art technology to maintain a high level of profitability and customer service. This technology aids its collection philosophy of contacting cardholders in the preliminary days of delinquency to resolve any past due status.

           The credit card finance operation also manages a bankcard portfolio. Receivables generated by both the private-label credit card and bankcard programs are sold to non-affiliated entities under asset securitization programs.

           Systems. Circuit City's in-store POS system maintains an on-line record of all transactions and allows management to track performance by region, store and individual sales counselor. The information gathered by the system supports automatic replenishment of in-store inventory from the regional distribution centers and is incorporated into product buying decisions. The POS system is interfaced with the finance operation's credit approval system. In the stores, electronic signature capture for all credit card purchases, bar-code scanning for product returns and repairs, automatic price tag printing for price changes and computerized home delivery scheduling enhance Circuit City's customer service, eliminating time-consuming administrative tasks for store Associates and reducing costs through smoother store-level execution.

           Circuit City's Customer Service Information System maintains an on-line history of customer purchases and enables sales counselors to better assist customers with purchases by ensuring that new products can be integrated with existing products in the home. This system also facilitates product returns and product repair.

           Distribution. At April 30, 1999, Circuit City operated nine automated electronics distribution centers. These centers are designed to serve stores within a 500-mile range. They utilize conveyor systems and laser bar-code scanners to reduce labor requirements, prevent inventory damage and maintain inventory control. Circuit City also operates smaller distribution centers handling primarily appliances and larger electronics products. Management believes that the use of the distribution centers enables it to efficiently distribute a broad selection of merchandise to its stores, reduce inventory requirements at individual stores, benefit from volume purchasing and maintain accounting control. Circuit City also operates an automated, centralized distribution center for entertainment software. Most of Circuit City's store merchandise is distributed through its distribution centers.

           Service. Circuit City offers service and repair for nearly all the products it sells. Customers also are able to purchase extended warranty plans on most of the merchandise Circuit City sells.

           At April 30, 1999, Circuit City had 38 regional, factory-authorized repair facilities. To meet customer needs, merchandise that requires service or repair usually is moved by truck from the stores to the nearest regional service facility and is returned to the customer at the store after repair. Circuit City also has in-home technicians who service large items not conveniently carried to a store.

           Extended warranty plans provide coverage beyond the normal manufacturer's warranty period, usually with terms of coverage (including the manufacturer's warranty period) between 12 and 60 months. Circuit City sells two extended warranty programs on behalf of unrelated third parties that provide these plans for merchandise sold by Circuit City and other retailers. One of these programs is sold in most major markets and features in-home service for personal computer products. The second program covers consumer electronics and major appliances and is also sold in most major markets. In states where third-party warranty sales are not permitted, Circuit City sells its own extended warranty.

           Seasonality. Like many retail businesses, the Circuit City Group's sales are greater in the fourth quarter of the fiscal year than in other periods of the fiscal year because of holiday buying patterns. A corresponding pre-seasonal inventory build-up is associated with this sales volume. This increased sales volume results in a lower ratio of fixed costs to sales and a higher ratio of operating income to sales in the fourth fiscal quarter. Circuit City Group's sales for the fourth fiscal quarter (which includes the Christmas season) were $3,029,343,000 in fiscal 1999, $2,585,969,000 in fiscal 1998 and
$2,282,625,000 in fiscal 1997. Fourth quarter sales represented approximately 32 percent of total sales in fiscal 1999, 1998 and 1997.

           Divx. The Divx system includes DVD players with the Divx feature and Divx discs. Divx offers the consumer a convenient no-return, rental-like system. For a suggested retail price of $4.49, consumers get high-quality digital picture and sound, plus a more convenient, flexible, viewing time than offered by VHS or DVD rental or by pay-per-view. Consumers buy Divx discs whenever it is convenient to shop. Unlike video rentals, the Divx viewing period begins not when consumers leave the store, but when they first insert the disc into their player and push play. After that point, consumers have a 48-hour window in which they can watch the movie as many times as they want. Unlike pay-per-view, the consumer can rewind, scan or pause the movie or even finish watching it the next day. And, in contrast to video rental, the movie never has to be returned, which eliminates all late fees and allows consumers to build an inexpensive home library. Subsequent two-day viewing periods cost only about $3.25, and selected favorite movies can be converted to unlimited viewing for play on any Divx-equipped player registered to their account. On a regular basis, the Divx-equipped player uses the phone connection to automatically transfer viewing information to the Divx billing system. Payment is made through the customer's credit or debit card. This entire process takes place with no customer involvement, and the call never interferes with normal phone usage. No phone connection is ever required during movie play.

           After passing key technological tests and securing agreements with consumer electronics manufacturers and major motion picture studios, the Company introduced the Divx concept in September 1997. Digital Video Express has secured agreements with major movie studios to provide titles. At April 30, 1999, approximately 440 titles were available, with up to 40 titles being added each month. The system was launched in two markets in June 1998 with Zenith-Inteq brand players. National roll out began in late September 1998 with the introduction of the RCA brand player. The addition of ProScan and Panasonic players gave Divx four brand selections by early December. JVC, Pioneer, Harman Kardon and Kenwood have announced plans to manufacture DVD players with the Divx feature in fiscal 2000. Divx-equipped players and Divx discs were available in approximately 800 retail stores at the end of fiscal 1999.

           In April 1998, Divx opened its Customer Satisfaction Center in Rocky Mount, N.C. This center assists Divx customers with the registration of their players and provides general help and trouble-shooting on any customer issues. In May 1998, Divx opened a distribution center in Jackson, Tenn. That center distributes Divx discs to retailers and directly to customers ordering through DivxFlix, its on-line store at www.divx.com. In January 1999, Divx launched an on-line retail distribution program, called divxwholesale.com for Divx discs. This program allows smaller retailers to quickly and efficiently order new Divx inventory.

           In May 1995, the Company agreed to invest $30.0 million in Divx. That commitment was increased to $130.0 million in September 1997. Although that commitment was fulfilled during fiscal 1999, the Company continues to fund the operations of Divx as management continues to explore various financing options. As of February 28, 1999, the Company owned approximately 75 percent of the partnership and has been allocated 100 percent of the losses since inception. The Company allocates its investment in Divx to the Circuit City Group. As of February 28, 1999, the Company had funded approximately $207 million for the operations of Divx.

CarMax Group:

           General. In 1993, CarMax pioneered the used-car Superstore concept when it opened its first location in Richmond, Va. In fiscal 1998 and fiscal 1999, CarMax continued the first phase of its national roll out plan. CarMax allows customers to purchase vehicles the same way they can buy virtually every other retail product, with friendly service and non-negotiated low prices. CarMax purchases and sells used vehicles at each of its stores. CarMax reconditions vehicles at most of its stores and sells new vehicles at nine of its locations under sales and service agreements with DaimlerChrysler, Nissan, Mitsubishi, Toyota, Ford, Chevrolet, Cadillac, Subaru and BMW.

           Expansion. As of April 30, 1999, CarMax operated 32 store locations, including 29 used-car superstores and 17 new-car franchises. In fiscal 1999, CarMax began testing a hub/satellite operating process. Under the hub/satellite process, a satellite store shares reconditioning, purchasing and business office operations with a nearby hub store. The consumer offer is identical in both the hub and satellite stores. In fiscal 2000, management will focus on improving profitability in existing multi-store markets through the addition of satellite stores and new-car franchises. CarMax expects to open three additional used-car superstores, including one with a new-car franchise in fiscal 2000.

           Merchandising. Each CarMax location features a broad selection of top-quality domestic and import used cars and trucks, with a wide range of prices appealing to a large range of potential customers. CarMax's selection covers the most popular brands, such as Ford, General Motors, Chrysler, Toyota, Honda, Nissan and Mitsubishi and specialty brands like Lexus and BMW. To appeal to the vast array of consumer preferences and budgets, CarMax offers its used vehicles under two programs - the CarMax program and the ValuMax program. CarMax used cars are generally in the current model year through five years old with fewer than 60,000 miles and range in price from $6,000 to $30,000. Through the ValuMax program, CarMax sells high-quality used vehicles that are either older or have higher mileage and generally range in price from $3,000 to $18,000. To ensure that CarMax quality standards are maintained, vehicles under both programs undergo a comprehensive, certified quality inspection by CarMax service technicians. CarMax backs its commitment to quality with a five-day or 250-mile, money-back guarantee and a limited warranty.

           Most CarMax used cars are priced below retail book value. For new cars, CarMax's goal is to be competitive with the lowest available price in the market. All customers receive the same low price with no negotiating required. CarMax has extended its "no-haggle" philosophy to every stage of the vehicle transaction, including trade-ins, financing rates, extended warranty pricing and low vehicle documentation fees. CarMax has replaced the traditional "trade-in" transaction with a process in which trained CarMax buyers appraise any vehicle and provide the vehicle's owner with a written guaranteed cash offer that is good for seven days or 300 miles. The appraisal process is available to everyone, whether or not the individual is purchasing a vehicle from CarMax. In conjunction with Circuit City's in-store Roadshops, CarMax sells electronic accessories at its store locations.

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

           New-car inventory for the franchise locations is provided under the terms of the sales and service agreements with DaimlerChrysler, Nissan, Mitsubishi, Toyota, Ford, Chevrolet, Cadillac, Subaru and BMW.

           Reconditioning. An integral part of CarMax's used-car consumer offer is the reconditioning process. In fiscal 1998, management closed its centralized reconditioning facilities after experience proved that in-store reconditioning is more efficient and produces a higher quality vehicle for the consumer. In-market reconditioning by trained CarMax service technicians provides direct accountability to the customer, eliminates potential transportation damage to the vehicle and reduces transportation costs.

           Advertising. Television and radio advertisements are designed to enhance consumer awareness of the CarMax name and key components of the CarMax offer. These advertisements are distinctly different from those placed by most auto dealers. Newspaper ads promote CarMax's selection and price leadership, targeting consumers with immediate purchase intentions. Advertising expenditures were 3.4 percent of sales in fiscal 1999 and 1998 and 2.3 percent of sales in fiscal 1997. Although markets were fully stored in fiscal 1999, advertising did not decline as a percentage of sales as originally anticipated. In fiscal 1999, new-car manufacturers intensified their promotional activities throughout the year resulting in sales below CarMax's expectations in all markets. The impact of lower sales resulting from the intense new-car competition substantially offsets the anticipated leverage of having more fully stored markets in fiscal 1999. During fiscal 1998, expansion left CarMax with five markets that were partially stored for much of the second half of the year. Because these new markets were not completely stored, initial advertising levels were below those of a fully stored market. While this approach worked successfully for the Atlanta entry three years ago, it did not create sufficient consumer awareness to drive expected levels of consumer traffic in fiscal 1998. As a consequence, CarMax instituted stepped-up awareness building campaigns in the third quarter of fiscal 1998 and advertising expense as a percentage of sales was above the fiscal 1997 level.

           Franchises. CarMax operates new-car dealerships under separate franchise or dealer agreements with DaimlerChrysler, Nissan, Mitsubishi, Toyota, Ford, Chevrolet, Cadillac, Subaru and BMW. The agreements generally grant CarMax the right to sell the manufacturer's brand of vehicles and provide related parts and services within a specified market area. The designation of specified market areas generally does not guarantee exclusivity within a specified territory. The agreements govern the relationship between the dealership and the manufacturer and generally impose certain operational requirements and restrictions. These requirements include inventory levels, working capital, monthly financial reporting, signage and cooperation with marketing strategies. A manufacturer may terminate a dealer agreement under certain circumstances, including a change in ownership without prior manufacturer approval, failure to maintain adequate customer satisfaction ratings or a material breach or other provisions of the agreement. CarMax has also entered into framework agreements with several major vehicle manufacturers. These agreements generally contain provisions relating to the acquisition, ownership structure, management and operation of a dealership franchised by such manufacturers.

           There  are  also  various   federal  and  state  laws  governing  the
relationship between automotive dealerships and vehicle manufacturers which might affect CarMax. These laws include statutes prohibiting manufacturers from terminating or failing to renew franchise agreements without proper cause and unreasonably withholding approval for proposed ownership changes.

           Competition. The $650 billion used- and new-car retail business is highly competitive. In the used-vehicle market, CarMax competes with existing franchised and independent dealers, rental companies and private parties. Many franchised new-car dealerships also have increased their focus on the used-vehicle market. Part of CarMax's business strategy is to position itself as a low-price operator in the industry. In fiscal 1999, CarMax's used-car sales were negatively impacted by an intensely competitive new-car industry and insufficient customer traffic in a number of multi-store metropolitan markets.

           In the new-vehicle market, CarMax competes with other franchised dealers offering vehicles produced by the same or other manufacturers and with auto brokers and leasing companies. As is typical of such arrangements, CarMax's existing franchise agreements do not guarantee exclusivity within a specified territory. Aggressive discounting by manufacturers of new cars, which typically occurs in the fall during the close-out of prior year models, may result in lower retail sales prices and margins for used vehicles during such discounting. In fiscal 1999, CarMax's new-car sales were strong resulting in part from the highly promotional climate in the new-car industry.

           Customer Satisfaction. The elements of the CarMax offer are designed to create a customer-friendly experience. The "no-haggle" pricing allows the sales consultant to focus solely on the customer's needs. CarMax sales personnel play a significant role in ensuring a customer-friendly sales process. All sales consultants, including both full- and part-time employees, are compensated solely on a commission basis. The amount of the commission is a fixed dollar amount per vehicle sold. The entire purchase process, including a test-drive and financing, can be completed in less than one hour. Extensive market research is conducted to measure CarMax's customer service record and to refine its consumer offer.

           Training. All of CarMax's Associates complete an initial orientation program entitled "The CarMax Way." This program is designed to ensure that all CarMax Associates deliver on its mission statement, which is to provide all customers with great quality cars at great prices with exceptional customer service. At the completion of fiscal 1999, the 30 location general managers averaged almost three years of CarMax experience and 12 years of prior management experience. Each store has eight to 18 inventory buyers. Each buyer undergoes a 12- to 24- month apprenticeship under the tutelage of an experienced buyer and appraises thousands of cars before making his or her first independent purchase. All sales consultants complete three weeks of additional training and receive ongoing training as new products and services become available. Most of CarMax's service technicians are ASE-certified, the industry standard for technician training.

           Consumer Credit. CarMax provides prime financing for its customers' vehicle purchases through its finance operation or Bank of America. In addition, Chrysler Financial, BMW Financial, Ford Motor Credit, General Motors Acceptance, Mitsubishi Motors Credit, Nissan Motors Acceptance, Subaru American Credit and Toyota Motor Credit provide prime financing to customers purchasing new vehicles at applicable CarMax locations. Sub-prime financing is provided by TransSouth Financial at all CarMax locations and Franklin Acceptance on a regional basis, with no financial recourse to CarMax. Sales consultants use AutoMation(R) to electronically submit financing applications and receive responses from multiple lenders, generally in less than eight minutes.

           Systems. AutoMation(R) is a unique, proprietary and enterprise-wide inventory management and sales system. Using a touch screen, CarMax customers can electronically search the inventory for cars that meet their specific needs. AutoMation(R) displays a color picture of the car and generates a vehicle information sheet for customer reference. After the selection process is complete, financing applications are submitted electronically and purchase and title forms are systematically generated, reducing customer wait time. The inventory management system includes bar codes on each vehicle and each on-site parking place. Daily scanning tracks movement of vehicles on the lot. An electronic gate helps track test drives for vehicles and sales consultants. This combination of systems allows inventory and sales performance to be closely monitored, enabling management to quickly resolve any issues.

           Service. During fiscal 1998, CarMax completed the roll out of retail repair service to all locations. In fiscal 2000, CarMax intends to expand its retail service operations as its customer base expands. Extended warranty sales prior to July 1997 include third-party contracts and CarMax's own extended warranty contracts. In most states, CarMax sells warranties on behalf of an unrelated third party and has no contractual liability to the customer under the warranty programs. In states where third-party warranty sales are not permitted, CarMax has sold its own extended warranty. CarMax expects to continue selling this warranty where state law restricts third-party warranty sales. Contracts usually have terms of coverage between 12 and 72 months.

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

Employees:

           On April 30, 1999, the Company had 33,484 hourly and salaried employees and 20,946 sales employees working on a commission basis. None of the Company's employees are subject to a collective bargaining agreement. Additional personnel are employed during peak selling seasons. The Circuit City Group accounted for 30,000 of the Company's hourly and salaried employees and 19,362 of the Company's sales employees working on a commission basis. The CarMax Group accounted for 3,484 of the Company's hourly and salaried employees and 1,584 of the Company's sales employees working on a commission basis.

Item 2.    Properties.

           At April 30, 1999, the Company's Circuit City retail operations were conducted in 590 locations. The Company operates four Circuit City Superstore formats with square footage and merchandise assortments tailored to population and volume expectations for specific trade areas. The "D" format was developed to serve the most populous trade areas. At the end of fiscal 1999, selling space in the "D" format averaged approximately 23,000 square feet with total square footage averaging 43,042. The "C" format constitutes the largest percent of the store base. At the end of fiscal 1999 selling square footage in this format averaged 15,000 square feet with total square footage for all "C" stores averaging 34,036. The "B" format is often located in smaller markets or in trade areas that are on the fringes of larger metropolitan markets. At the end of fiscal 1999, selling space in these stores averaged approximately 12,500 square feet with an average total square footage of 26,651. The "B" stores offer a broad merchandise assortment that maximizes return on investment in these lower volume areas. The "A" format serves the least populated trade areas. Selling space in these stores averaged approximately 9,500 square feet at the end of fiscal 1999, and total square footage averaged 19,558. The "A" stores feature a layout, staffing levels and merchandise assortment that creates high productivity in the smallest markets.

           The Company's 48 mall-based Circuit City Express stores are located in regional malls, are approximately 2,000 to 3,000 square feet in size and specialize in leading-edge technology.


           The Company's CarMax operations were conducted in 32 locations as of April 30, 1999. In larger, metropolitan markets, CarMax has begun testing a hub/satellite operating process. Under the hub/satellite process, a satellite store shares reconditioning, purchasing and business office operations with a nearby hub store. The consumer offer is identical in both the hub and satellite stores. Prototypical satellite stores are expected to be approximately 12,000 square feet on four-to-six acre sites. CarMax opened one prototypical satellite store late in fiscal 1999. All other fiscal 1999 satellite stores are larger stores and are therefore classified by size, with "C" stores representing the largest store format. Going forward, management expects primarily to open smaller format "A" stores and satellite stores. In fiscal 1999, two locations were reclassed from "B" stores to "A" stores. The "Other" category in the following table under the CarMax Group includes two prototype satellite stores and three stand-alone, new-car stores.

           The following table summarizes the Company's Circuit City and CarMax stores as of April 30, 1999:

                                             Circuit City Group                                  CarMax Group
                         ----------------------------------------------------------    ---------------------------------
                                Superstores         Electronics -  Mall                   Superstores
                         ------------------------                                       -------------
                         D       C      B      A        Only      Stores      Total     C     B      A      Other  Total
                         -       -      -      -        ----      ------      -----     --------------      -----  -----
Alabama                  1       4      -      1         -           1          7       -     -      -        -       -
Arizona                  2       6      2      -         -           1         11       -     -      -        -       -
Arkansas                 -       2      -      2         -           -          4       -     -      -        -       -
California              16      52     11      2         -           4         85       -     -      -        -       -
Colorado                 5       2      1      2         -           -         10       -     -      -        -       -
Connecticut              3       3      1      -         -           1          8       -     -      -        -       -
Delaware                 -       2      -      -         -           1          3       -     -      -        -       -
District of Columbia     -       -      -      -         -           1          1       -     -      -        -       -
Florida                  5      23      8      1         -           1         38       1     2      3        1       7
Georgia                  4       7      5      -         -           3         19       1     -      2        -       3
Hawaii                   1       -      -      -         -           -          1       -     -      -        -       -
Idaho                    1       -      -      1         -           -          2       -     -      -        -       -
Illinois                 6      19      4      -         -           4         33       3     -      1        -       4
Indiana                  1       5      3      4         -           -         13       -     -      -        -       -
Kansas                   1       3      -      -         -           -          4       -     -      -        -       -
Kentucky                 -       5      -      1         -           -          6       -     -      -        -       -
Louisiana                -       5      -      2         -           1          8       -     -      -        -       -
Maine                    -       -      1      -         -           -          1       -     -      -        -       -
Maryland                 1      12      2      -         -           4         19       1     -      1        2       4
Massachusetts            1       9      3      -         -           6         19       -     -      -        -       -
Michigan                 8       6      5      3         -           1         23       -     -      -        -       -
Minnesota                1       7      1      -         -           1         10       -     -      -        -       -
Mississippi              -       1      -      -         -           -          1       -     -      -        -       -
Missouri                 1       9      1      -         -           1         12       -     -      -        -       -
Nebraska                 1       1      -      -         -           -          2       -     -      -        -       -
Nevada                   1       3      -      -         -           -          4       -     -      -        -       -
New Hampshire            -       4      -      -         -           2          6       -     -      -        -       -
New Jersey               1       6      2      -         -           -          9       -     -      -        -       -
New Mexico               1       -      -      -         -           -          1       -     -      -        -       -
New York                11       7      4      3         -           2         27       -     -      -        -       -
North Carolina           6       5      4      2         -           2         19       -     -      2        -       2
Ohio                     7      12      5      -         -           3         27       -     -      -        -       -
Oklahoma                 -       2      1      1         -           -          4       -     -      -        -       -
Oregon                   2       5      -      1         -           -          8       -     -      -        -       -
Pennsylvania             2      12      3      2         -           2         21       -     -      -        -       -
Rhode Island             -       1      -      -         -           -          1       -     -      -        -       -
South Carolina           2       4      1      -         -           1          8       -     -      1        -       1
Tennessee                4       5      1      3         -           -         13       -     -      -        -       -
Texas                    7      27      4      7         -           2         47       2     2      3        -       7
Utah                     5       -      -      -         -           -          5       -     -      -        -       -
Vermont                  -       -      1      -         -           -          1       -     -      -        -       -
Virginia                 2      13      5      5         -           3         28       -     -      2        -       2
Washington               4       3      3      1         -           -         11       -     -      -        -       -
West Virginia            -       -      1      -         2           -          3       -     -      -        -       -
Wisconsin                4       2      1      -         -           -          7       -     -      -        2       2
                       ------------------------------------------------------------------------------------------------
                       118     294     84     44         2          48        590       8     4     15        5      32
                       ================================================================================================

           Of the stores open at April 30, 1999, the Company owns four Circuit City store locations and five CarMax store locations. The Company leases the remaining 586 Circuit City locations and 27 CarMax locations. During fiscal 2000, the Company anticipates entering into sale-leaseback transactions for one of the Circuit City locations and for all of the CarMax locations that were owned by the Company and open as of April 30, 1999.

           For information with respect to obligations for Circuit City leases, see note 10 of the Notes to Circuit City Group Financial Statements on page 60 of the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference. For information with respect to obligations for CarMax leases, see note 12 of the Notes to CarMax Group Financial Statements on page 78 of the Company's 1999 Annual Report to Stockholders, which is incorporated herein by reference.

           The Company owns a 388,000-square-foot consumer electronics/appliance distribution center in Doswell, Va., and a 387,000-square-foot consumer electronics/appliance distribution center in Atlanta, Ga. These distribution centers have been financed with Industrial Development Revenue Bonds.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1999.

Executive Officers of the Company.

           The following table identifies the present executive officers of the Company. The Company is not aware of any family relationship between any executive officers of the Company or any executive officer and any director of the Company. All executive officers are generally elected annually and serve for one year or until their successors are elected and qualify. The next general election of officers will occur in June 1999.

           Name                       Age                 Office

    Richard L. Sharp                  52          Chairman of the Board and
                                                  Chief Executive Officer
    W. Alan McCollough                49          President and
                                                  Chief Operating Officer
    Richard S. Birnbaum               46          Executive Vice President
                                                  Operations
    Michael T. Chalifoux              52          Executive Vice President,
                                                  Chief Financial Officer and
                                                  Corporate Secretary
    Dennis J. Bowman                  45          Senior Vice President and
                                                  Chief Information Officer
    W. Stephen Cannon                 47          Senior Vice President and
                                                  General Counsel
    John A. Fitzsimmons               56          Senior Vice President
                                                  Administration
    John W. Froman                    45          Senior Vice President
                                                  Merchandising
    W. Austin Ligon                   48          Senior Vice President
                                                  Automotive
    Gary Mierenfeld                   47          Senior Vice President
                                                  Distribution and National Service
    Jeffrey S. Wells                  53          Senior Vice President
                                                  Human Resources

                                 Page 12 of 18

           Mr. Sharp is a director and a member of the Company's executive committee. He joined the Company in 1982 as executive vice president and was elected president in 1984, chief executive officer in 1986 and chairman of the board in 1994.

           Mr. McCollough joined the Company in 1987 as general manager of corporate operations. He was elected assistant vice president in 1989, vice president and Central Division president in 1991, senior vice president - merchandising in 1994 and president and chief operating officer in 1997.

           Mr. Birnbaum joined the Company in 1972. He was elected vice president in 1985, Central Division president in 1986, senior vice president - marketing in 1991 and executive vice president - operations in 1994.

           Mr. Chalifoux is a director and a member of the Company's executive committee. He joined the Company in 1983 as corporate controller and was elected vice president and chief financial officer in 1988. He was elected senior vice president in 1991, corporate secretary in 1993 and executive vice president in 1998.

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

           Mr. Froman joined the Company in 1986 as a store manager and general manager in training. In 1987, he was promoted to general manager and in 1989 was named assistant vice president. He was promoted to director of corporate operations in 1990 and in 1992 added the title of vice president. In 1994, he was elected president of the Company's Central Division and in 1997 was named senior vice president - merchandising.

           Mr. Ligon joined the Company in 1990 as vice president - corporate planning and communications. He was elected senior vice president - corporate planning and communications in 1991, senior vice president - corporate planning and automotive in 1994 and senior vice president-automotive and CarMax president in 1996.

           Mr. Mierenfeld joined the Company in 1993 as vice president - distribution. He was elected senior vice president - distribution and national service in 1999.

           Mr. Wells joined the Company in 1996 as senior vice president - human resources. Prior to joining the Company, he had served as a senior vice president of Toys "R" Us, Inc. since 1992.

                                     Part II

           With the exception of the information incorporated by reference from the 1999 Annual Report to Stockholders in Item 2 of Part I and Items 5, 6, 7, 7a and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 1999 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.

           Incorporated herein by reference is the information appearing under the heading "Common Stock" on page 81 of the Company's 1999 Annual Report to Stockholders.

           As of April 30, 1999, there were 8,296 shareholders of record of the Circuit City Group common stock and 543 shareholders of record of the CarMax Group common stock.

Item 6.    Selected Financial Data.

           Incorporated herein by reference is the information appearing under the heading "Reported Historical Information" on page 23 of the Company's 1999 Annual Report to Stockholders.

                                 Page 13 of 18

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

           Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 23 through 29 for Circuit City Stores, Inc., pages 46 through 49 for the Circuit City Group, and pages 64 through 67 for the CarMax Group of the Company's 1999 Annual Report to Stockholders.

Item 7a.   Quantitative and Qualitative Disclosure about Market Risk.

           Incorporated herein by reference is the information appearing under the sub-heading "Market Risk" on page 27 for Circuit City Stores, Inc., page 49 for the Circuit City Group and page 67 for the CarMax Group of the Company's 1999 Annual Report to Stockholders.

Item 8.    Financial Statements and Supplementary Data.

           Incorporated herein by reference is the information appearing under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report," on pages 30 through 45 of the Company's 1999 Annual Report to Stockholders.

           Incorporated herein by reference is the information appearing under the headings "Circuit City Group Statements of Earnings," "Circuit City Group Balance Sheets," "Circuit City Group Statements of Cash Flows," "Circuit City Group Statements of Group Equity," "Notes to Circuit City Group Financial Statements," and "Independent Auditors' Report," on pages 50 through 63 of the Company's 1999 Annual Report to Stockholders.

           Incorporated herein by reference is the information appearing under the headings "CarMax Group Statements of Operations," "CarMax Group Balance Sheets," "CarMax Group Statements of Cash Flows," "CarMax Group Statements of Group Equity (Deficit)," "Notes to CarMax Group Financial Statements," and "Independent Auditors' Report," on pages 68 through 80 of the Company's 1999 Annual Report to Stockholders.

           Incorporated herein by reference is the information appearing under the heading "Quarterly Financial Data (Unaudited)" on page 44 for Circuit City Stores, Inc., page 63 for the Circuit City Group and page 80 for the CarMax Group of the Company's 1999 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.
                                    Part III

           With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11 and 12 of Part III of this Form 10-K, the Company's Proxy Statement dated May 12, 1999, is not to be deemed filed as a part of this Report.

Item 10.   Directors and Executive Officers of the Company.

           The information  concerning the Company's  directors required by this
Item is incorporated by reference to the section entitled "Item One - Election of Directors" appearing on pages 2 through 4 of the Company's Proxy Statement dated May 12, 1999.

           The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Company" appearing on pages 12 and 13.

           The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Compliance" appearing on page 16 of the Company's Proxy Statement dated May 12, 1999.



                                 Page 14 of 18


Item 11.   Executive Compensation.

           The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation," "Employment Agreements and Change-in-Control Arrangements," and "Compensation of Directors," appearing on pages 8 through 10 and pages 15 through 16 of the Company's Proxy Statement dated May 12, 1999.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Securities" appearing on pages 5 through 7 of the Company's Proxy Statement dated May 12, 1999.

Item 13.  Certain Relationships and Related Transactions.

           None.
                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as part of this Report:

           1.  Financial  Statements.  The  following  Financial  Statements  of
               Circuit City Stores,  Inc., the Circuit City Group and the CarMax
               Group, and the related notes to Financial Statements and the Independent Auditors' Reports are incorporated by reference to pages 30 through 45 for Circuit City Stores, Inc., pages 50 through 63 for the Circuit City Group, and pages 68 through 80 for the CarMax Group of the Company's 1999 Annual Report to
               Shareholders:

               Consolidated  Statements of Earnings for the fiscal years ended February 28, 1999, 1998 and 1997.

               Circuit City Group Statements of Earnings for the fiscal years ended February 28, 1999, 1998 and 1997.

               CarMax Group Statements of Operations for the fiscal years ended February 28, 1999, 1998 and 1997.

               Consolidated Balance Sheets at February 28, 1999 and 1998.

               Circuit City Group Balance Sheets at February 28, 1999 and 1998.

               CarMax Group Balance Sheets at February 28, 1999 and 1998.

               Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1999, 1998 and 1997.

               Circuit City Group Statements of Cash Flows for the fiscal years ended February 28, 1999, 1998 and 1997.

               CarMax Group  Statements of Cash Flows for the fiscal years ended February 28, 1999,  1998 and 1997.

               Consolidated  Statements of Stockholders' Equity for the fiscal years ended February  28, 1999, 1998 and 1997.

               Circuit  City  Group  Statements  of Group  Equity for the fiscal years ended February 28, 1999, 1998 and 1997.

               CarMax Group  Statements of Group Equity (Deficit) for the fiscal years ended February 28, 1999, 1998 and 1997.

               Notes to Consolidated Financial Statements.

               Notes to Circuit City Group Financial Statements.

               Notes to CarMax Group Financial Statements.

               Independent Auditors' Report, Circuit City Stores, Inc.

                                 Page 15 of 18

               Independent Auditors' Report, Circuit City Group.

               Independent Auditors' Report, CarMax Group.

           2. Financial Statement Schedule. The following financial statement schedules of Circuit City Stores, Inc., Circuit City Group and CarMax Group for the fiscal years ended February 28, 1999, 1998 and 1997, are filed as part of this Report and should be read in conjunction with the Financial Statements of Circuit City Stores, Inc., Circuit City Group and CarMax Group.

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




May 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                               Title                                         Date

Michael T. Chalifoux*                       Director                                    May 25, 1999
Michael T. Chalifoux

Richard N. Cooper*                          Director                                    May 25, 1999
Richard N. Cooper

Barbara S. Feigin*                          Director                                    May 25, 1999
Barbara S. Feigin

James F. Hardymon*                          Director                                    May 25, 1999
James F. Hardymon

Robert S. Jepson Jr.*                      Director                                     May 25, 1999
Robert S. Jepson Jr.

Hugh G. Robinson*                           Director                                    May 25, 1999
Hugh G. Robinson

Walter J. Salmon*                           Director                                    May 25, 1999
Walter J. Salmon

Mikael Salovaara*                           Director                                    May 25, 1999
Mikael Salovaara

s/ Richard L. Sharp                         Director                                    May 25, 1999
Richard L. Sharp

John W. Snow*                               Director                                    May 25, 1999
John W. Snow

Edward Villanueva*                          Director                                    May 25, 1999
Edward Villanueva

Alan L. Wurtzel*                            Director                                    May 25, 1999
Alan L. Wurtzel

By: s/ Richard L. Sharp
Richard L. Sharp,
Attorney-In-Fact

*The original powers of attorney authorizing Richard L. Sharp and Michael T. Chalifoux, or either of them, to sign this annual report on behalf of certain directors and officers of the Company are included as Exhibit 24.

                                                                            S-1
                                                    Schedule II

                                    CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                  Valuation and Qualifying Accounts and Reserves
                                               (Amounts in thousands)

                                       Balance at           Charged           Charge-offs          Balance at
                                        Beginning             to                 less               End of
        Description                      of Year            Income            Recoveries             Year

Circuit City Stores, Inc.:

Year ended February 28, 1997:
Allowance for doubtful accounts         $ 10,025            $  8,773          $  (3,402)          $  15,396
                                        ========            ========          =========           =========

Year ended February 28, 1998:
Allowance for doubtful accounts         $ 15,396            $  8,464          $  (5,554)          $  18,306
                                        ========            ========          =========           =========

Year ended February 28, 1999:
Allowance for doubtful accounts         $ 18,306            $  3,918          $  (5,942)          $  16,282
                                        ========            ========          =========           =========


Circuit City Group:

Year ended February 28, 1997:
Allowance for doubtful accounts         $  9,580            $  6,817          $  (2,863)          $  13,534
                                        ========            ========          =========           =========

Year ended February 28, 1998:
Allowance for doubtful accounts         $ 13,534            $  5,616          $  (4,627)          $  14,523
                                        ========            ========          =========           =========

Year ended February 28, 1999:
Allowance for doubtful accounts         $ 14,523            $  1,374          $  (4,828)          $  11,069
                                        ========            ========          =========           =========


CarMax Group:

Year ended February 28, 1997:
Allowance for doubtful accounts         $    445            $  1,956          $    (539)          $   1,862
                                        ========            ========          =========           =========

Year ended February 28, 1998:
Allowance for doubtful accounts         $  1,862            $  2,848          $    (927)          $   3,783
                                        ========            ========          =========           =========

Year ended February 28, 1999:
Allowance for doubtful accounts         $  3,783            $  2,544          $  (1,114)          $   5,213
                                        ========            ========          =========           =========

          Independent Auditors' Report on Financial Statement Schedule



         The Board of Directors
         Circuit City Stores, Inc.:


         Under date of April 2, 1999, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 28, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended February 28, 1999, as contained in the February 28, 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended February 28, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related Circuit City Stores, Inc. financial statement schedule as listed in
         Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




         s/KPMG LLP



         Richmond, Virginia
         April 2, 1999


                                                                             S-2

          Independent Auditors' Report on Financial Statement Schedule



         The Board of Directors
         Circuit City Stores, Inc.:


         Under date of April 2, 1999, we reported on the balance sheets of the Circuit City Group as of February 28, 1999 and 1998, and the related statements of earnings, group equity and cash flows for each of the fiscal years in the three-year period ended February 28, 1999, as contained in the February 28, 1999 annual report to stockholders. Our report dated April 2, 1999 includes a qualification related to the effects of not consolidating the CarMax Group with the Circuit City Group as required by generally accepted accounting principles. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Circuit City Stores, Inc. for the year ended February 28, 1999. In connection with our audits of the aforementioned financial statements, we also have audited the related Circuit City Group financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, except for the effects of not consolidating the CarMax Group with the Circuit City Group as discussed in the preceding paragraph, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




         s/KPMG LLP



         Richmond, Virginia
         April 2, 1999

          Independent Auditors' Report on Financial Statement Schedule



         The Board of Directors
         Circuit City Stores, Inc.:


         Under date of April 2, 1999, we reported on the balance sheets of the CarMax Group as of February 28, 1999 and 1998, and the related statements of operations, group equity (deficit) and cash flows for each of the fiscal years in the three-year period ended February 28, 1999, as contained in the February 28, 1999 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Circuit City Stores, Inc. for the year ended February 28, 1999. In connection with our audits of the aforementioned financial statements, we also have audited the related CarMax Group financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




         s/KPMG LLP



         Richmond, Virginia
         April 2, 1999

                            Circuit City Stores, Inc.


                           Annual Report on Form 10-K


                                INDEX TO EXHIBITS


(3)    Articles of Incorporation and Bylaws


                  (a) Amended and Restated Articles of Incorporation of the Company, effective February 3, 1997, filed as Exhibit 3(I) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, (File No. 1-5767) are expressly incorporated herein by this reference.


                  (b) Articles of Amendment to the Company's Amended and Restated Articles of Incorporation, effective April 28, 1998, filed as Exhibit 3(I)(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, (File No. 1-5767) are expressly incorporated herein by this reference.


                  (c) Bylaws of the Company, as amended and restated October 13, 1998, filed as Exhibit 3(II) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998, (File No. 1-5767) are expressly incorporated herein by this reference.


(4)    Instruments Defining the Rights of Security Holders, Including Indentures


                  (a) First Amended and Restated Rights Agreement dated as of February 16, 1999, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent, filed as
                           Exhibit 1 to the Company's Form 8-A/A filed on May 7, 1999, is expressly incorporated herein by this reference.


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


                  (d) Second Amendment to Term Loan Agreement dated August 21, 1996, to the $100,000,000 term loan agreement dated July 28, 1994, between the Company, The Long-Term Credit Bank of Japan, Limited, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (e) $175,000,000 term loan agreement dated May 26, 1995, between the Company, LTCB Trust Company, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

                  (f) First Amendment to Term Loan Agreement dated October 24, 1995, to the $175,000,000 term loan agreement dated May 26, 1995, between the Company, LTCB Trust Company, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (g) $130,000,000 term loan agreement dated June 14, 1996, between the Company, Royal Bank of Canada, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


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


(10)     Material Contracts*


                  (a) The Company's Amended and Restated 1989 Non-Employee Directors Stock Option Plan, filed as Exhibit A to the Company's Definitive Proxy Statement dated May 9, 1997, for the Annual Meeting of Stockholders held on June 17, 1997, is expressly incorporated herein by this reference.


                  (b) Amendments adopted June 17, 1997, to the Company's Amended and Restated 1989 Non-Employee Directors Stock Option Plan filed as Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997 is expressly incorporated herein by this reference.


                  (c) The Company's 1994 Stock Incentive Plan, as amended as of January 24, 1997, filed as Annex III to the Company's Definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (d) Letter agreement and non-compete agreement dated January 30, 1996, (revised February 12, 1996), between  the  Company  and Alan L.  Wurtzel  filed as
                           Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (e)      Employment  agreement between the Company and Richard
                           L. Sharp dated October 17, 1986, and amendment dated August 1, 1989, to the employment agreement, filed as
                           Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (f) Employment agreement dated June 1, 1988, between the Company and John A. Fitzsimmons, filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1989, (File No. 1-5767) is expressly incorporated herein by this reference.

                  (g) Amendment dated August 1, 1989, to employment agreement dated June 1, 1988, between the Company and John A. Fitzsimmons, filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (h) Employment agreement dated May 25, 1989, between the Company and Michael T. Chalifoux, filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (i) Employment agreement dated April 24, 1995, between the Company and W. Alan McCollough filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, (File No. 1-5767), is expressly incorporated herein by this reference.


                  (j) Amended and restated employment agreement dated May 12, 1995, between the Company and Richard S. Birnbaum filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (k) The Company's Annual Performance-Based Bonus Plan, as amended as of January 24, 1997, filed as Annex IV to the Company's Definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (l) Program for deferral of director compensation implemented October 1995 filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995, (Filed No. 1-5767) is expressly incorporated herein by this reference.


                  (m) Benefit Restoration Plan, effective February 28, 1999, is filed herewith.

(13)     Annual Report to Stockholders


(21)     Subsidiaries of the Company


(23)     Consents of Experts and Counsel


         Consent of KPMG LLP to Incorporation by Reference of Independent Auditors' Reports into the Company's Registration Statements on Form S-8.


(24)     Powers of Attorney


(27)     Financial Data Schedule


* All contracts listed under Exhibit 10 are management contracts, compensatory plans or arrangements of the Company required to be filed as an exhibit.