Form 10-Q
period 1999-05-31
CIRCUIT CITY STORES INC
filed 1999-07-15
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended May 31, 1999

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

         Yes    X                                                      No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                     Class                                            Outstanding at June 30, 1999
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                   202,834,088*
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                          23,576,733

*Shares issued and outstanding for the Circuit City Group have been adjusted to reflect a two-for-one stock split as discussed in the notes to the accompanying consolidated and group financial statements.

An Index is included on Page 2 and a separate Index for Exhibits is included on Page 36.



                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                Page
                                                                                                 No.
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Financial Statements:

                     Consolidated Balance Sheets -
                     May 31, 1999 and February 28, 1999                                          4

                     Consolidated Statements of Operations -
                     Three Months Ended May 31, 1999 and 1998                                    5

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 1999 and 1998                                    6

                     Notes to Consolidated Financial Statements                                  7

                  Circuit City Group Financial Statements:

                     Circuit City Group Balance Sheets -
                     May 31, 1999 and February 28, 1999                                         17

                     Circuit City Group Statements of Operations -
                     Three Months Ended May 31, 1999 and 1998                                   18

                     Circuit City Group Statements of Cash Flows -
                     Three Months Ended May 31, 1999 and 1998                                   19

                     Notes to Circuit City Group Financial Statements                           20

                  CarMax Group Financial Statements:

                     CarMax Group Balance Sheets -
                     May 31, 1999 and February 28, 1999                                         27

                     CarMax Group Statements of Operations -
                     Three Months Ended May 31, 1999 and 1998                                   28

                     CarMax Group Statements of Cash Flows -
                     Three Months Ended May 31, 1999 and 1998                                   29

                     Notes to CarMax Group Financial Statements                                 30

      Item 2.     Management's Discussion and Analysis:

                     Circuit City Stores, Inc. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                           12

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                           23

                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                           32

                                  Page 2 of 37

PART II.             OTHER INFORMATION

      Item 4.        Submission of Matters to a Vote of Security Holders                        35

      Item 6.        Exhibits and Reports on Form 8-K                                           36


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                         May 31, 1999          Feb. 28, 1999
                                                                                         ------------          -------------
                                                                                          (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                               $       77,113        $     265,880
Net accounts receivable                                                                        586,534              574,316
Inventory                                                                                    1,613,671            1,517,675
Deferred income taxes                                                                           14,418                   --
Prepaid expenses and other current assets                                                       76,122               36,644
                                                                                        --------------        -------------

Total current assets                                                                         2,367,858            2,394,515

Property and equipment, net                                                                    992,423            1,005,773
Other assets                                                                                    52,502               44,978
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    3,412,783        $   3,445,266
                                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                                                  $      177,733        $       2,707
Accounts payable                                                                               801,913              799,733
Short-term debt                                                                                 11,955                8,016
Accrued expenses and other current liabilities                                                 170,134              143,585
Deferred income taxes                                                                               --                9,764
                                                                                        --------------        -------------

Total current liabilities                                                                    1,161,735              963,805

Long-term debt, excluding current installments                                                 250,855              426,585
Deferred revenue and other liabilities                                                         152,120              112,085
Deferred income taxes                                                                           17,149               37,661
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,581,859            1,540,136
                                                                                        --------------        -------------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
   350,000,000 shares authorized; 202,440,000 shares
   issued and outstanding as of May 31, 1999*                                                  101,220               50,410
CarMax Group common stock, $0.50 par value;
   175,000,000 shares authorized; 23,398,000 shares
   issued and outstanding as of May 31, 1999                                                    11,699               11,558
Capital in excess of par value                                                                 542,263              575,686
Retained earnings                                                                            1,175,742            1,267,476
                                                                                        --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                                   1,830,924            1,905,130
                                                                                        --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    3,412,783        $   3,445,266
                                                                                        ==============        =============

     *Shares issued and outstanding for the Circuit City Group have been adjusted to reflect a two-for-one stock split as discussed in Note 10. See accompanying notes to consolidated financial statements.


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)
                                                                                                 Three Months Ended
                                                                                                       May 31,
Continuing operations:                                                                       1999                  1998
                                                                                        --------------        -------------
    Net sales and operating revenues                                                    $    2,690,982        $   2,271,061
    Cost of sales, buying and warehousing                                                    2,088,255            1,766,153
                                                                                        --------------        -------------
    Gross profit                                                                               602,727              504,908
                                                                                        --------------        -------------
    Selling, general and administrative expenses                                               529,581              464,346
    Interest expense                                                                             5,332                7,331
                                                                                        --------------        -------------
    Total expenses                                                                             534,913              471,677
                                                                                        --------------        -------------
    Earnings from continuing operations before income taxes                                     67,814               33,231
    Provision for income taxes                                                                  25,770               12,628
                                                                                        --------------        -------------
Earnings from continuing operations                                                             42,044               20,603
Discontinued operations:
    Loss from discontinued operations of Divx, less income tax
     benefit of $9,938 and $4,946                                                              (16,215)              (8,070)
    Loss on disposal of Divx, including provision of $3,000 for losses during phase-out period, less income tax benefit
     of $69,886                                                                               (114,025)                  --
                                                                                        --------------        -------------
Loss from discontinued operations                                                             (130,240)              (8,070)
                                                                                        --------------        -------------
Net (loss) earnings                                                                     $      (88,196)       $      12,533
                                                                                        ==============        =============
Net earnings (loss) attributed to:
    Circuit City Group common stock:
     Continuing Operations                                                              $       41,398        $      21,339
     Discontinued Operations                                                                  (130,240)              (8,070)
    CarMax Group common stock                                                                      646                 (736)
                                                                                        --------------        -------------
                                                                                        $      (88,196)       $      12,533
                                                                                        ==============        =============
Weighted average common shares:
    Circuit City Group:
       Basic*                                                                                  200,466              197,382
                                                                                        ==============        =============
       Diluted*                                                                                203,470              199,894
                                                                                        ==============        =============
    CarMax Group:
       Basic                                                                                    23,150               22,341
                                                                                        ==============        =============
       Diluted                                                                                  25,470                   --
                                                                                        ==============        =============
Net earnings (loss) per share:
    Circuit City Group:
       Basic:
        Continuing operations*                                                          $         0.21        $        0.11
                                                                                        ==============        =============
        Discontinued operations*                                                        $        (0.65)       $       (0.04)
                                                                                        ==============        =============
        Net (loss) earnings*                                                            $        (0.44)       $        0.07
                                                                                        ==============        =============
       Diluted:
        Continuing operations*                                                          $         0.20        $        0.11
                                                                                        ==============        =============
        Discontinued operations*                                                        $        (0.64)       $       (0.04)
                                                                                        ==============        =============
        Net (loss) earnings*                                                            $        (0.44)       $        0.07
                                                                                        ==============        =============
    CarMax Group:
       Basic                                                                            $         0.03        $       (0.03)
                                                                                        ==============        =============
       Diluted                                                                          $         0.03        $          --
                                                                                        ==============        =============
Dividends paid per common share:
    Circuit City Group common stock*                                                    $       0.0175        $      0.0175
                                                                                        ==============        =============
    CarMax Group common stock                                                           $           --        $          --
                                                                                        ==============        =============
*Shares, earnings per share and dividends per share calculations for the Circuit
City Group have been adjusted to reflect a two-for-one  stock split as discussed in Note 10. See accompanying notes to consolidated financial statements.


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)


                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1999                  1998
                                                                                        --------------        -------------
Operating Activities:
Net (loss) earnings                                                                     $      (88,196)       $      12,533
Adjustments to reconcile net (loss) earnings to net
    cash used in operating activities of continuing operations:
    Loss from discontinued operations                                                           16,215                8,070
    Loss on disposal of discontinued operations                                                114,025                   --
    Depreciation and amortization                                                               34,090               32,097
    Loss on sales of property and equipment                                                        541                  810
    Provision for deferred income taxes                                                           (695)             (12,124)
    Decrease in deferred revenue and other liabilities                                         (10,965)              (6,931)
    Increase in net accounts receivable                                                        (12,389)              (3,252)
    Increase in inventory                                                                     (103,062)             (64,398)
    Increase in prepaid expenses and other current assets                                      (19,968)              (6,778)
    (Increase) decrease in other assets                                                         (1,067)               3,259
    Decrease in accounts payable, accrued expenses and
       other current liabilities, and accrued income taxes                                     (30,036)             (15,377)
                                                                                        --------------        -------------
Net cash used in operating activities of continuing operations                                (101,507)             (52,091)
                                                                                        --------------        -------------

Investing Activities:
Cash used in business acquisitions                                                             (31,278)                  --
Purchases of property and equipment                                                            (57,349)            (103,700)
Proceeds from sales of property and equipment                                                   17,087              133,998
                                                                                        --------------        -------------
Net cash (used in) provided by investing activities of
    continuing operations                                                                      (71,540)              30,298
                                                                                        --------------        -------------

Financing Activities:
Proceeds from issuance of short-term debt, net                                                   3,939                  341
Principal payments on long-term debt                                                              (704)                (660)
Issuances of Circuit City Group common stock, net                                               16,448               14,386
Issuances of CarMax Group common stock, net                                                      1,080                1,127
Dividends paid on Circuit City Group common stock                                               (3,538)              (3,469)
                                                                                        --------------        -------------
Net cash provided by financing activities of continuing operations                              17,225               11,725
                                                                                        --------------        -------------

Cash used in discontinued operations                                                           (32,945)             (20,771)
                                                                                        --------------        -------------

Decrease in cash and cash equivalents                                                         (188,767)             (30,839)
Cash and cash equivalents at beginning of year                                                 265,880              116,612
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $       77,113        $      85,773
                                                                                        ==============        =============


See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The Company, which is comprised of Circuit City Stores, Inc. and its subsidiaries, has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which is discontinued (see Note 9). The CarMax Group Common Stock is intended to track the performance of the CarMax operations. The Circuit City Group held a 76.3 percent interest in the CarMax Group at May 31, 1999, a 76.6 percent interest at February 28, 1999, and a 77.1 percent interest at May 31, 1998.

     Notwithstanding the attribution of the Company's assets and liabilities (including contingent liabilities) and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their financial statements, holders of Circuit City Stock and holders of CarMax Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and in the Company's 1999 annual report to shareholders.

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

3.   Accounting for the Costs of Start-Up Activities

     Effective March 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities, including organization and pre-opening costs, to be expensed as incurred. Prior to fiscal 2000, Circuit City capitalized pre-opening costs for new store locations. Beginning in the month after the store opened for business, the pre-opening costs were amortized over the remainder of the current fiscal year. Management has determined that SOP 98-5 does not have a material impact on the Company's financial position, annual results of operations or cash flows.

4.   Net Earnings (Loss) per Share

     Reconciliations of the numerator and denominator of basic and diluted net earnings (loss) per share are presented below:

     (Amounts  in thousands                                             May 31,
     except per share data)                                    1999              1998
     -----------------------------------------------------------------------------------
     Circuit City Group:
     Weighted average common shares.....................       200,466           197,382
     Dilutive potential common shares:
        Options.........................................         2,188             1,916
        Restricted stock................................           816               596
                                                          ------------------------------
     Weighted average common shares and
        dilutive potential common shares................       203,470           199,894
                                                          ==============================

     Income from continuing operations..................  $     41,398     $      21,339
     Loss from discontinued operations..................      (130,240)           (8,070)
                                                          ------------------------------
     Income available to common shareholders............  $    (88,842)    $      13,269
                                                          ==============================

     Basic net earnings (loss) per share:
        Continuing operations...........................  $       0.21      $       0.11
        Discontinued operations.........................         (0.65)            (0.04)
                                                          ------------------------------
        Net (loss) earnings per share...................  $      (0.44)     $       0.07
                                                          ==============================
     Diluted net earnings (loss) per share:
        Continuing operations...........................  $       0.20      $       0.11
        Discontinued operations.........................         (0.64)            (0.04)
                                                          ------------------------------
        Net (loss) earnings per share...................  $      (0.44)     $       0.07
                                                          ==============================

     CarMax Group:
     Weighted average common shares.....................        23,150            22,341
     Dilutive potential common shares:
        Options.........................................         2,130                --
        Restricted stock................................           190                --
                                                          ------------------------------
     Weighted average common shares and
        dilutive potential common shares................        25,470            22,341
                                                          ==============================

     Income (loss) available to common shareholders.....  $        646     $        (736)
     Basic net earnings (loss) per share................  $       0.03     $       (0.03)
     Diluted net earnings per share.....................  $       0.03     $          --

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month period ended May 31, 1999, options to purchase 4,800 shares of Circuit City Group Stock at $34.63 per share were outstanding and not included in the calculation. For the three-month period ended May 31, 1998, options to purchase 2,000,000 shares of Circuit City Group Stock at $29.50 per share were outstanding and not included in the calculation.

     Shares and per share data for the Circuit City Group have been adjusted to reflect a two-for-one stock split as discussed in Note 10.

     For the three-month period ended May 31, 1999, options to purchase 646,173 shares of CarMax Group Stock at prices ranging from $6.25 to $16.31 per share were outstanding and not included in the calculation. For the three-month period ended May 31, 1998, the CarMax Group had no diluted net loss per share because the Group had a net loss for that period.

5.   Gain or Loss on Securitizations

     For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of the Company's finance operations. Amortization of prior period gains on securitizations for the Circuit City Group's finance operation exceeded current period gains by $1.7 million for the three month period ended May 31, 1999, and $1 million for the same period last fiscal year. The net gain on sales of receivables for the CarMax Group's finance operation was $1.7 million for the first quarter of this fiscal year compared with $2.6 million for the same period last fiscal year.

6.   Interest Rate Swaps

     In October 1994, the Company entered into five-year interest rate swap agreements with notional amounts totaling $300 million relating to a public issuance of securities by the master trust. These swaps were entered into as part of the sales of receivables and are included in the gain or loss on sales of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $1.85 million at May 31, 1999, compared with a loss of $2.20 million at February 28, 1999.

     On behalf of the CarMax Group, the Company entered into 40-month amortizing swaps related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was $452 million at May 31, 1999, and $499 million at February 28, 1999. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.


7.   Business Acquisitions

     During the first quarter, CarMax acquired the franchise rights and related assets of five new-car dealerships for an aggregate cost of $31.3 million. The acquisitions were financed through available cash resources. Costs in excess of the fair value of the net tangible assets acquired (primarily inventory) have been recorded as goodwill and covenants not to compete. These acquisitions were accounted for under the purchase method, and the results of the operations of the acquired franchises have been included in the accompanying consolidated financial statements since the date of acquisition. Pro-forma information related to these acquisitions is not included as the impact of these acquisitions on the accompanying consolidated financial statements is not deemed to be material.

8.   Operating Segment Information

     The Company conducts business in two operating segments: Circuit City and CarMax. These segments are identified and managed by the Company based on the different products and services offered by each. Circuit City refers to the retail operations bearing the Circuit City name and to all related operations such as the Circuit City Group's finance operation. This segment is engaged in the business of selling brand-name consumer electronics, personal computers, major appliances and entertainment software. CarMax refers to the used- and new-car retail locations bearing the CarMax name and to all related operations such as its finance operation. Divx is no longer included as an operating segment because it was discontinued on June 16, 1999. Prior year financial information has been adjusted to reflect this change. Financial information for these segments for the first quarter of fiscal 2000 and the first quarter of fiscal 1999 is presented on the following page.


     Quarter Ended May 31, 1999
                                                                                                  Total Operating
     (Amounts in thousands)                             Circuit City             CarMax              Segments
     --------------------------------------------------------------------------------------------------------------
     Revenues from external customers................ $      2,204,919     $       486,063       $        2,690,982
     Interest expense................................            3,649               1,683                    5,332
     Depreciation and amortization..................            31,455               2,635                   34,090
     Earnings from continuing operations
          before income taxes........................           63,405               4,409                   67,814
     Provision for income taxes......................           24,094               1,676                   25,770
     Earnings from continuing operations.............           39,311               2,733                   42,044
     Total assets.................................... $      2,710,736     $       658,886       $        3,369,622

     Quarter Ended May 31, 1998
                                                                                                  Total Operating
     (Amounts in thousands)                             Circuit City             CarMax              Segments
     --------------------------------------------------------------------------------------------------------------
     Revenues from external customers................ $      1,924,698     $       346,363       $        2,271,061
     Interest expense................................            7,082                 249                    7,331
     Depreciation and amortization..................            30,027               2,070                   32,097
     Earnings (loss) from continuing operations
          before income taxes........................           38,502              (5,271)                  33,231
     Provision (benefit) for income taxes............           14,684              (2,056)                  12,628
     Earnings (loss) from continuing operations......           23,818              (3,215)                  20,603
     Total assets.................................... $      2,697,158     $       491,493       $        3,188,651

     Earnings from continuing operations and total assets for Circuit City exclude the Inter-Group Interest in the CarMax Group and the discontinued Divx operations as discussed in Note 9.

9.   Loss from Discontinued Operations

     On June 16, 1999, Digital Video Express announced that it will cease marketing of the Divx home video system and discontinue operations, but existing, registered customers will be able to view discs during a two-year phase-out period. The operating results of Divx for the quarter ended May 31, 1999, and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items on both the consolidated and the Circuit City Group statements of operations.

     For the quarter ended May 31, 1999, the after-tax loss from the discontinued Divx operations totaled $16.2 million compared with $8.1 million in the prior year. The after-tax loss on the disposal of the Divx business totaled $114.0 million in this year's first quarter. The loss on the disposal includes a provision of $3.0 million, after tax, for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination cost, employee severance and benefit costs and other contractual commitments.

     Including the impact from discontinued operations, the net loss for Circuit City Stores, Inc. was $88.2 million in this year's first quarter compared with net earnings of $12.5 million in last year's first quarter.

     The net (liabilities) assets of the discontinued Divx operations reflected in the accompanying consolidated balance sheet as of May 31, 1999, and February 28, 1999, are comprised of the following:

     (Amounts in thousands)                                    May 31, 1999     Feb. 28, 1999
     ----------------------------------------------------------------------------------------
     Current deferred tax asset............................... $    19,304      $         --
     Other current assets.....................................       1,227            25,630
     Property and equipment, net..............................       3,250            23,589
     Non-current deferred tax asset...........................      19,380                --
     Other assets.............................................          --             7,895
     Current liabilities......................................     (79,764)          (23,126)
     Non-current deferred tax liability.......................          --            (3,397)
     Other liabilities........................................     (51,000)               --
                                                               -----------------------------
     Net (liabilities) assets of discontinued operations...... $   (87,603)      $    30,591
                                                               =============================

10.  Subsequent Event

     On June 15, 1999, following the approval by the Company's shareholders of an increase in the authorized Circuit City Group Common Stock, the board of directors declared a two-for-one split of the outstanding Circuit City Group Common Stock. Stockholders of record at the close of business on June 30, 1999, were entitled to participate in the stock split, which was payable in the form of a 100 percent stock dividend. The distribution date is July 15, 1999. As of May 31, 1999, the company had approximately 101 million shares of Circuit City Group Common Stock outstanding; following the split approximately 202 million shares were outstanding. The effect of the split is presented retroactively with stockholders' equity at May 31, 1999, by transferring the par value for the additional shares issued from the capital in excess of par value account to the common stock accounts. The share, earnings per share and dividends per share calculations included in the accompanying consolidated financial statements reflect the Circuit City Group two-for-one stock split.

11.  Reclassifications

     The Company has reclassified its prior year financial statements to present the operating results of Divx as a discontinued operation.

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the first quarter of fiscal 2000 were $2.69 billion, an increase of 19 percent from $2.27 billion for the same period last year. The Circuit City Group produced strong sales growth across all major product categories, including personal computers; consumer electronics, especially new digital technologies and fully featured products; and major appliances. Circuit City's total sales growth also reflects continued store expansion, including additions to existing markets and entries into new markets. For the CarMax Group, the first quarter sales growth reflects a used-car sales trend that improved as the quarter progressed and continued strength in new-car comparable store sales. The addition of 14 store locations since the first quarter of last fiscal year and additional new-car franchises produced the CarMax Group total sales increase.

Comparable store sales changes for the first quarters of fiscal years 2000 and 1999 were as follows:

 ===================== ======================================== =======================
                                        FY 00                          1st Quarter
                       ======================================== =======================
                            MAR          APR           MAY          FY00         FY99
 --------------------- ------------ ------------- ------------- ------------ ----------
 Circuit City Group         9%           11%           8%            9%            4%
 --------------------- ------------ ------------- ------------- ------------ ----------
 CarMax Group              (11%)          1%           0%           (3%)          (1%)
 --------------------- ------------ ------------- ------------- ------------ ----------

During the quarter, the Circuit City Group opened a total of nine stores. The Group opened its 11th store in the Detroit market, its 26th store in the New York metropolitan market, and entered the markets of Clarksburg, W.Va., Cheyenne, Wyo., Johnstown, Pa., Biloxi, Miss., Terre Haute, Ind., and Wheeling, W.Va. During the remainder of the fiscal year, the Circuit City Group plans to open approximately 25 Superstore locations.

During the quarter, CarMax completed the acquisition of five franchises, including Fairway Chrysler Plymouth Jeep, Inc., which is operating as a stand-alone franchise in Orlando, Fla.; and Prince Chrysler Plymouth Jeep Company and LAX Dodge, Inc., both of which are operating as stand-alone franchises in the Los Angeles market. CarMax also acquired Hilltop Chrysler-Plymouth, Inc. and the Jeep franchise rights of Red Bird Jeep-Eagle in the Dallas/Ft. Worth market. These franchises have been combined into a single CarMax Chrysler-Plymouth-Jeep store that is also the second Dallas location operating as a used-vehicle satellite store. The CarMax Group anticipates opening two used-car locations during the remainder of the fiscal year.

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.5 percent of sales in the first quarter of fiscal 2000 and 5.8 percent of sales in the first quarter of fiscal 1999. The decline reflects the impact of lower average retail prices on consumer demand for the related warranties in many categories and increased sales of some products that carry lower warranty penetration rates. Third-party warranty revenue rose to 4.4 percent of sales in this year's first quarter from 4.3 percent in the same period last year. The increase reflects the conversion of stores in 13 additional states to third-party warranty sales since the first quarter of last year. The total extended warranty revenue that is reported in total sales was
4.8 percent of sales in this year's first quarter versus 5.1 percent in the first quarter of last fiscal year. The gross profit margins on products sold with extended warranties are higher than the gross profit margins on products sold without extended warranties.

For the CarMax Group, gross dollar sales from all extended warranty programs were 3.9 percent of sales in the first quarter of fiscal 2000 compared with 4.2 percent in the same period last year. The increase in sales of new vehicles, which already include their own extended warranties and thus carry lower warranty penetration rates, contributed to the decline. Third-party warranty revenue decreased to 1.7 percent of sales in this year's first quarter from 1.9 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.8 percent of sales in this year's first quarter versus 2.0 percent in last year's first quarter.

The Company's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Circuit City Group has realized more of its net sales and net earnings in the final fiscal quarter, which includes the December holiday selling season, than in any other fiscal quarter. CarMax stores, however, have experienced more of their net sales in the first two quarters of the fiscal year. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales, Buying and Warehousing

The gross profit margin was 22.4 percent of sales in the first quarter of fiscal 2000 compared with 22.2 percent in the same period last year.

For the Circuit City Group, the gross profit margin increased to 24.5 percent of sales in the first quarter from 24.2 percent in the same period last year. The margin increase reflects the strong sales of more profitable new technologies and fully featured products as well as continued improvements in inventory management.

For the CarMax Group, the gross profit margin increased to 12.8 percent of sales in the first quarter of fiscal 2000 from 11.5 percent for the same period last year. The profit improvement plan, which includes the addition of electronic accessory sales, increased retail service sales and pricing adjustments, led to the better margin.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expense ratio was 19.7 percent in the first quarter of fiscal 2000 compared with 20.4 percent for the same period last year.

For the Circuit City Group, the selling, general and administrative expense ratio was 21.5 percent of sales in the first quarter of fiscal 2000 compared with 21.8 percent for the same period last year. The improvement in the expense ratio reflects the increase in comparable store sales.

The CarMax Group's selling, general and administrative expense ratio improved to
11.5 percent of sales in the first quarter of fiscal 2000 compared with 12.9 percent of sales for the same period last year. The significantly lower expense ratio reflects leverage achieved from the total sales volume and effective cost controls, including more efficient advertising programs, improved store staffing ratios and tightly managed corporate overhead.

Interest Expense

     Interest expense decreased to 0.2 percent of sales in the first quarter of fiscal 2000 compared with 0.3 percent of sales for the same period last year.

For the Circuit City Group, interest expense decreased to 0.2 percent of sales in the first quarter of fiscal 2000 compared with 0.4 percent of sales for the same period last year. The decrease is a result of the reduction in the Circuit City Group's allocation of pooled debt.

For the CarMax Group, interest expense increased to 0.4 percent of sales in the first quarter of fiscal 2000 compared with 0.1 percent of sales for the same period last year. The increase is a result of the rise in CarMax's allocation of pooled debt.

Loss from Discontinued Operations

On June 16, 1999, Digital Video Express announced that it will cease marketing of the Divx home video system and discontinue operations, but existing, registered customers will be able to view discs during a two-year phase-out period. The operating results of Divx for the quarter ended May 31, 1999, and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after taxes, on both the consolidated and the Circuit City Group statements of earnings.

For the quarter ended May 31, 1999, the after-tax loss from the discontinued Divx operations totaled $16.2 million compared with $8.1 million in the prior year. The after-tax loss on the disposal of the Divx business totaled $114.0 million in this year's first quarter. The loss on the disposal includes a provision of $3.0 million, after tax, for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination cost, employee severance and benefit costs and other contractual commitments.

Including the impact from discontinued operations, the net loss for Circuit City Stores, Inc. was $88.2 million in this year's first quarter compared with net earnings of $12.5 million in last year's first quarter.

Liquidity and Capital Resources

At May 31, 1999, total assets were $3.4 billion. Inventory increased $96.0 million to support store openings for both the Circuit City Group and the CarMax Group. To support store construction and the purchase of inventory, accounts payable increased $2.2 million from the end of fiscal 1999.

At May 31, 1999, $175.0 million of long-term debt was reclassified to short-term debt, as it becomes due in May 2000. While the Company has the ability to refinance this amount, the current intention is to fund the debt through existing working capital.

The Circuit City Group's finance operation has a master trust securitization facility for its private-label card which allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of May 31, 1999, the master trust program had a total program capacity of $1.60 billion. The Circuit City Group's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of May 31, 1999, the bankcard master trust program had a total program capacity of $1.75 billion. As of May 31, 1999, the Company also had an asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group, that allowed the transfer of up to $700 million in auto loan receivables. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Company generally expects to continue its existing long-term capitalization strategy for the balance of the current fiscal year. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases, proceeds of equity offerings and other equity issuances. Securitization transactions will be used to finance growth in credit card and auto loan receivables. In late fiscal 1999, management established a financing program for CarMax inventory which is renewable annually; however, as of May 31, 1999, CarMax had not yet used this program.

At May 31, 1999, the Company maintained $370 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

Market Risk

The Company manages the private-label and bankcard revolving loan portfolios of the Circuit City Group's finance operation and the installment loan portfolio of the CarMax Group's finance operation. Portions of these portfolios are securitized and, therefore, are not presented on the Company's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the Company has managed with matched funding and interest rate swaps.

As of May 31, 1999, the private-label and bankcard portfolios managed by the Circuit City Group had not changed significantly since February 28, 1999. However, as a result of CarMax's growth, the auto installment loan portfolio has increased.

Total principal outstanding for fixed-rate automobile loans at May 31 and February 28, 1999, was as follows:

(Amounts in millions)                       May 31                February 28
-----------------------------------------------------------------------------
Fixed APR.............................      $675                     $592

Financing for these receivables is achieved through bank conduit securitizations which, in turn, issue floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at May 31 and February 28, 1999, were as follows:

(Amounts in millions)                       May 31                February 28
-----------------------------------------------------------------------------

Floating-rate securitizations
   synthetically altered to fixed.....    $    452                  $   500
Floating-rate securitizations.........         160                       39
Held by the Company:
   For investment.....................          43                       38
   For sale...........................          20                       15
                                          ---------------------------------
Total ................................    $    675                  $   592
                                          =================================

Because programs are in place to manage interest rate exposure relating to the consumer loan portfolios, the Company expects to experience relatively little impact as interest rates fluctuate in the future.

Year 2000

The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness Disclosure Act. The Year 2000 issue arises because many computer programs use two digits rather than four to define the applicable year. Using two digits to define dates on or after January 1, 2000, could result in a system failure or miscalculations that cause disruption of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition to computer systems, any equipment with embedded systems that involve date-sensitive functions is at risk if two digits have been used rather than four. Embedded systems are specialized microchips used to control, monitor or assist the operation of electrical equipment.

In fiscal 1997, the Company began a Year 2000 date conversion project to address necessary code changes, testing and implementation for its systems. This project includes internally developed information technology systems, purchased and leased software and hardware, embedded systems and electronic data interchange transaction processing. The Company has employed both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The Company has completed its remediation, forward-date testing, and production implementation efforts of its internally developed and externally purchased systems. Replacement work and enterprise-level testing is scheduled to be essentially completed by the end of July 1999.

With regard to embedded systems, the Company has identified approximately 200 distinct makes and models used for environmental controls, fire detection and monitoring, burglar detection and monitoring, elevators, office equipment and uninterruptable power supplies. Approximately 98 percent of these embedded systems are believed to be capable of appropriate function in Year 2000. The remaining 2 percent are expected to be confirmed Year 2000 functional by the end of July 1999, except for some low-impact embedded systems that will be left untested because the cost of testing is believed to far exceed the risk/cost of an outage.

The Company also has identified its key third-party operational business partners and is coordinating with them to address potential Year 2000 issues. Year 2000 questionnaires were sent to these entities to monitor their progress and to minimize any adverse consequences that might result to the operation of Circuit City's business if such an entity is not Year 2000 functional. Responses have been received from approximately 96 percent of these partners with no major potential problems identified. Risks and business impacts have also been assigned to the vendor products and services believed to be significant to the Company's operations. Current action statements and contingency plans have been developed by the business areas for products and services believed to be at high or medium Year 2000 risk.

Since the project began, the Company has expensed $14.8 million, including $1.6 million in fiscal 2000. The remaining cost of the Year 2000 project is estimated at $1.8 million. These costs are in addition to the normal budget for information systems and are being funded through operating cash flows. Because CarMax's
                                 Page 15 of 37

computer systems were developed in recent years, the Company does not expect the CarMax Group to incur any material costs related to the Year 2000 issue.

With respect to Year 2000 risks, the Company believes it has identified all critical areas and is in the process of developing contingency plans and conducting end-to-end testing for those critical areas identified. Critical is defined as any business process or application failure that would result in a material financial, legal or operational impact. If the Company's remediation efforts and the remediation efforts of third parties fail (which the Company believes is the most reasonably likely worst case scenario), the Company's contingency plans include performing certain processes manually while working to assess and correct any errors in the current systems and possibly changing suppliers. Several areas within the Company have adopted mandatory attendance policies for certain managers and staff for the days surrounding the millennium change in order to assure adequate and appropriate managerial and other response to address any Year 2000 related problem that may arise and can be handled by manual intervention. These plans are intended to enable the Company to continue to operate even if a degree of business interruption occurs at Year 2000. However, the Company believes that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information.

The costs of the project and the dates on which the Company plans to complete its Year 2000 modifications are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers. Although the Company believes that its Year 2000 program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, the Company can make no assurance that its efforts will be fully effective or that the Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

Regarding products sold by the Circuit City stores, the Company believes that the vendors that supply products to Circuit City for resale are solely responsible for the Year 2000 functionality of those products. Circuit City has encouraged its merchandise vendors to disclose any potential effect that the Year 2000 change might have on their products. Circuit City also encourages its customers by way of in-store notices and its Internet home page to contact the manufacturers directly for specific, up-to-date information on individual products.

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new businesses and risks associated with Year 2000 issues. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1999 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1999.

                                 Page 16 of 37


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                                         May 31, 1999          Feb. 28, 1999
                                                                                         ------------          -------------
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $       62,889        $     248,201
Net accounts receivable                                                                        458,843              476,952
Merchandise inventory                                                                        1,351,921            1,292,215
Deferred income taxes                                                                           22,788                   --
Prepaid expenses and other current assets                                                       75,183               36,024
                                                                                        --------------        -------------

Total current assets                                                                         1,971,624            2,053,392

Property and equipment, net                                                                    777,863              801,827
Inter-Group Interest in the CarMax Group                                                       262,646              260,758
Other assets                                                                                    12,780               18,849
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    3,024,913        $   3,134,826
                                                                                        ==============        =============

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                                                  $       94,606        $       1,457
Accounts payable                                                                               725,519              739,895
Short-term debt                                                                                  4,806                3,411
Accrued expenses and other current liabilities                                                 152,068              135,029
Deferred income taxes                                                                               --                2,090
                                                                                        --------------        -------------

Total current liabilities                                                                      976,999              881,882

Long-term debt, excluding current installments                                                 139,495              286,865
Deferred revenue and other liabilities                                                         146,600              107,070
Deferred income taxes                                                                           12,477               33,536
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,275,571            1,309,353

GROUP EQUITY                                                                                 1,749,342            1,825,473
                                                                                        --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                                                      $    3,024,913        $   3,134,826
                                                                                        ==============        =============

See accompanying notes to group financial statements.


                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1999                  1998
                                                                                        --------------        -------------
Continuing operations:
    Net sales and operating revenues                                                    $    2,204,919        $   1,924,698
    Cost of sales, buying and warehousing                                                    1,664,188            1,459,686
                                                                                        --------------        -------------

    Gross profit                                                                               540,731              465,012
                                                                                        --------------        -------------

    Selling, general and administrative expenses                                               473,677              419,428
    Interest expense                                                                             3,649                7,082
                                                                                        --------------        -------------

    Total expenses                                                                             477,326              426,510
                                                                                        --------------        -------------

    Earnings from continuing operations before income taxes
       and Inter-Group Interest in the CarMax Group                                             63,405               38,502
    Provision for income taxes                                                                  24,094               14,684
                                                                                        --------------        -------------

    Earnings from continuing operations before Inter-Group
       Interest in the CarMax Group                                                             39,311               23,818

    Net earnings (loss) related to the Inter-Group Interest
       in the CarMax Group                                                                       2,087               (2,479)
                                                                                        --------------        -------------

Earnings from continuing operations                                                             41,398               21,339

Discontinued operations:
    Loss from discontinued operations of Divx, less income tax
     benefit of $9,938 and $4,946                                                              (16,215)              (8,070)
    Loss on disposal of Divx, including provision of $3,000 for losses during phase-out period, less income tax benefit
     of $69,886                                                                               (114,025)                  --
                                                                                        --------------        -------------

Loss from discontinued operations                                                             (130,240)              (8,070)
                                                                                        --------------        -------------

Net (loss) earnings                                                                     $      (88,842)       $      13,269
                                                                                        ==============        =============

Weighted average common shares:
       Basic*                                                                                  200,466              197,382
                                                                                        ==============        =============
       Diluted*                                                                                203,470              199,894
                                                                                        ==============        =============

Net earnings (loss) per share:
    Basic:
     Continuing operations*                                                             $         0.21        $        0.11
                                                                                        ==============        =============
     Discontinued operations*                                                           $        (0.65)       $       (0.04)
                                                                                        ==============        =============
     Net (loss) earnings*                                                               $        (0.44)       $        0.07
                                                                                        ==============        =============
    Diluted:
     Continuing operations*                                                             $         0.20        $        0.11
                                                                                        ==============        =============
     Discontinued operations*                                                           $        (0.64)       $       (0.04)
                                                                                        ==============        =============
     Net (loss) earnings*                                                               $        (0.44)       $        0.07
                                                                                        ==============        =============

Dividends paid per common share*                                                        $       0.0175        $      0.0175
                                                                                        ==============        =============

*Shares, earnings per share and dividends per share calculations have been adjusted to reflect a two-for-one stock split as discussed in Note 8. See accompanying notes to group financial statements.



                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1999                  1998
                                                                                        --------------        -------------
Operating Activities:
Net (loss) earnings                                                                     $      (88,842)       $      13,269
Adjustments to reconcile net (loss) earnings to net
    cash used in operating activities of continuing operations:
    Loss from discontinued operations                                                           16,215                8,070
    Loss on disposal of discontinued operations                                                114,025                   --
    Net (earnings) loss related to Inter-Group Interest
       in the CarMax Group                                                                      (2,087)               2,479
    Depreciation and amortization                                                               31,455               30,027
    Loss on sales of property and equipment                                                        541                  810
    Provision for deferred income taxes                                                         (1,938)             (12,024)
    Decrease in deferred revenue and other liabilities                                         (11,470)              (7,282)
    Decrease in net accounts receivable                                                         17,938                6,486
    Increase in merchandise inventory                                                          (83,151)             (12,482)
    Increase in prepaid expenses and other current assets                                      (19,649)              (4,622)
    (Increase) decrease in other assets                                                         (1,515)               3,509
    Decrease in accounts payable, accrued expenses
       and other current liabilities, and accrued income taxes                                 (56,102)             (34,205)
                                                                                        --------------        -------------
Net cash used in operating activities of continuing operations                                 (84,580)              (5,965)
                                                                                        --------------        -------------


Investing Activities:
Purchases of property and equipment                                                            (43,317)             (49,391)
Proceeds from sales of property and equipment                                                   15,446               70,676
                                                                                        --------------        -------------
Net cash (used in) provided by investing activities of
       continuing operations                                                                   (27,871)              21,285
                                                                                        --------------        -------------


Financing Activities:
Increase (decrease) in allocated short-term debt, net                                            1,395                  (86)
Decrease in allocated long-term debt, net                                                      (54,221)             (25,329)
Equity issuances, net                                                                           16,448               14,386
Dividends paid                                                                                  (3,538)              (3,469)
                                                                                        --------------        -------------
Net cash used in financing activities of continuing operations                                 (39,916)             (14,498)
                                                                                        --------------        -------------

Cash used in discontinued operations                                                           (32,945)             (20,771)
                                                                                        --------------        -------------

Decrease in cash and cash equivalents                                                         (185,312)             (19,949)
Cash and cash equivalents at beginning of year                                                 248,201               90,200
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $       62,889        $      70,251
                                                                                        ==============        =============

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements

1.   Basis of Presentation

     The Company, which is comprised of Circuit City Stores, Inc. and its subsidiaries, has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Group's retained interest in the CarMax Group, and the Company's investment in Digital Video Express, which is discontinued (see Note 7). The CarMax Group Common Stock is intended to track the performance of the CarMax operations. The Circuit City Group held a 76.3 percent interest in the CarMax Group at May 31, 1999, a 76.6 percent interest at February 28, 1999, and a 77.1 percent interest at May 31, 1998.

     Notwithstanding the attribution of the Company's assets and liabilities (including contingent liabilities) and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their financial statements, holders of Circuit City Stock and holders of CarMax Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and in the Company's 1999 annual report to shareholders.

2.   Accounting Policies

     The consolidated financial statements of the Circuit City Group conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

3.   Accounting for the Costs of Start-Up Activities

     Effective March 1, 1999, the Circuit City Group adopted the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities, including organization and pre-opening costs, to be expensed as incurred. Prior to fiscal 2000, Circuit City capitalized pre-opening costs for new store locations. Beginning in the month after the store opened for business, the pre-opening costs were amortized over the remainder of the current fiscal year. Management has determined that SOP 98-5 does not have a material impact on the Group's financial position, annual results of operations or cash flows.

4.   Net Earnings (Loss) per Share

     Reconciliations of the numerator and denominator of basic and diluted net earnings per share are presented below:

     (Amounts  in thousands                                   May 31,
     except per share data)                           1999             1998
     -------------------------------------------------------------------------

     Weighted average common shares..........        200,466           197,382
     Dilutive potential common shares:
        Options..............................          2,188             1,916
        Restricted stock.....................            816               596
                                                ------------------------------
     Weighted average common shares and
        dilutive potential common shares.....        203,470           199,894
                                                ==============================

     Income from continuing operations.......   $     41,398     $      21,339
     Loss from discontinued operations.......       (130,240)           (8,070)
                                                ------------------------------
     Income available to common shareholders.   $    (88,842)    $      13,269
                                                ==============================

     Basic net earnings (loss) per share:
        Continuing operations................   $      0.21      $       0.11
        Discontinued operations..............         (0.65)            (0.04)
                                                -----------------------------
        Net (loss) earnings per share........   $     (0.44)     $       0.07
                                                =============================
     Diluted net earnings (loss) per share:
        Continuing operations................   $      0.20      $       0.11
        Discontinued operations..............         (0.64)            (0.04)
                                                -----------------------------
        Net (loss) earnings per share........   $     (0.44)     $       0.07
                                                =============================

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month period ended May 31, 1999, options to purchase 4,800 shares of Circuit City Group Stock at $34.63 per share were outstanding and not included in the calculation. For the three-month period ended May 31, 1998, options to purchase 2,000,000 shares of Circuit City Group Stock at $29.50 per share were outstanding and not included in the calculation.

     All share and per share data have been adjusted to reflect a two-for-one stock split as discussed in Note 8.

5.   Gain or Loss on Securitizations

     For transfers of receivables that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. Amortization of prior period gains on securitizations for the Circuit City Group's finance operation exceeded current period gains by $1.7 million for the three month period ended May 31, 1999 and $1 million for the same period last fiscal year.

6.   Interest Rate Swaps

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to the Circuit City Group's finance operation. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $1.85 million at May 31, 1999, compared with a loss of $2.20 million at February 28, 1999.


7.   Loss from Discontinued Operations

     On June 16, 1999, Digital Video Express announced that it will cease marketing of the Divx home video system and discontinue operations, but existing, registered customers will be able to view discs during a two-year phase-out period. The operating results of Divx for the quarter ended May 31, 1999, and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items on both the consolidated and the Circuit City Group statements of operations.

     For the quarter ended May 31, 1999, the after-tax loss from the discontinued Divx operations totaled $16.2 million compared with $8.1 million in the prior year. The after-tax loss on the disposal of the Divx business totaled $114.0 million in this year's first quarter. The loss on the disposal includes a provision of $3.0 million, after tax, for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination cost, employee severance and benefit costs and other contractual commitments.

     Including the impact from discontinued operations, the net loss for the Circuit City Group was $88.8 million in this year's first quarter compared with net earnings of $13.3 million in last year's first quarter.

     The net (liabilities) assets of the discontinued Divx operations reflected in the accompanying Group balance sheet as of May 31, 1999, and February 28, 1999, are comprised of the following:

     (Amounts in thousands)                                    May 31, 1999     Feb. 28, 1999
     ----------------------------------------------------------------------------------------
     Current deferred tax asset............................... $    19,304      $         --
     Other current assets.....................................       1,227            25,630
     Property and equipment, net..............................       3,250            23,589
     Non-current deferred tax asset...........................      19,380                --
     Other assets.............................................          --             7,895
     Current liabilities......................................     (79,764)          (23,126)
     Non-current deferred tax liability.......................          --            (3,397)
     Other liabilities........................................     (51,000)               --
                                                               -----------------------------
     Net (liabilities) assets of discontinued operations...... $   (87,603)      $    30,591
                                                               =============================

8.   Subsequent Event

     On June 15, 1999, following the approval by the Company's shareholders of an increase in the authorized Circuit City Group Common Stock, the board of directors declared a two-for-one split of the outstanding Circuit City Group Common Stock. Stockholders of record at the close of business on June 30, 1999, were entitled to participate in the stock split, which was payable in the form of a 100 percent stock dividend. The distribution date is July 15, 1999. As of May 31, 1999, the company had approximately 101 million shares of Circuit City Group Common Stock outstanding; following the split approximately 202 million shares were outstanding. The effect of the split is presented retroactively with stockholders' equity at May 31, 1999, by transferring the par value for the additional shares issued from the capital in excess of par value account to the common stock accounts. The share, earnings per share and dividends per share calculations included in the accompanying Group financial statements reflect the Circuit City Group two-for-one stock split.

9.   Reclassifications

     The Company has reclassified its prior year financial statements to present the operating results of Divx as a discontinued operation.

                                     ITEM 2.

             CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the first quarter of fiscal 2000 were $2.20 billion, an increase of 15 percent from $1.92 billion for the same period last year. The total and comparable store sales increases were led by strong growth across all major product categories, including personal computers; consumer electronics, especially new digital technologies and fully featured products; and major appliances. Circuit City's total sales growth also reflects continued store expansion, including additions to existing markets and entries into new markets.

Circuit City's comparable store sales changes for the first quarter of fiscal years 2000 and 1999 were as follows:

       ======================================= =========================
                       FY 00                         1st Quarter
       ======================================= =========================
           MAR          APR          MAY          FY00         FY99
       ------------ ------------ ------------- ------------ ------------
           9%           11%           8%           9%           4%
       ------------ ------------ ------------- ------------ ------------

During the quarter, the Circuit City Group opened a total of nine stores. The Group opened its 11th store in the Detroit market, its 26th store in the New York metropolitan market, and entered the markets of Clarksburg, W.Va., Cheyenne, Wyo., Johnstown, Pa., Biloxi, Miss., Terre Haute, Ind., and Wheeling, W.Va. During the remainder of the fiscal year, the Circuit City Group plans to open approximately 25 Superstore locations.

The table below details Circuit City retail units:

=========================================================================================================
                          Stores Open At End of Quarter               Estimate
                       -----------------------------------
                       May 31, 1999           May 31, 1998         Feb. 29, 2000        Feb. 28, 1999
=========================================================================================================
Superstore
---------------------------------------------------------------------------------------------------------
  "D" Superstore             118                    115                  118                   118
---------------------------------------------------------------------------------------------------------
  "C" Superstore             294                    288                  295                   294
---------------------------------------------------------------------------------------------------------
  "B" Superstore              84                     73                  102                    82
---------------------------------------------------------------------------------------------------------
  "A" Superstore              50                     29                   57                    43
---------------------------------------------------------------------------------------------------------
Electronics-Only               2                      4                    0                     2
---------------------------------------------------------------------------------------------------------
Circuit City Express          46                     52                   46                    48
=========================================================================================================
TOTAL                        594                    561                  618                   587
=========================================================================================================

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.5 percent of sales in the first quarter of fiscal 2000 and 5.8 percent of sales in the first quarter of fiscal 1999. The decline reflects the impact of lower average retail prices on consumer demand for the related warranties in many categories and increased sales of some products that carry lower warranty penetration rates. Third-party warranty revenue rose to 4.4 percent of sales in this year's first quarter from 4.3 percent in the same period last year. The increase reflects the conversion of stores in 13 additional states to third-party warranty sales since the first quarter of last year. The total extended warranty revenue that is reported in total sales was
4.8 percent of sales in this year's first quarter versus 5.1 percent in the first quarter of last fiscal year. The gross profit margins on products sold with extended warranties are higher than the gross profit margins on products sold without extended warranties.

The percentage of merchandise sales represented by each category is listed below:

        =======================================================
                                       1st Quarter
                           ====================================
                              Fiscal 2000       Fiscal 1999
        =======================================================
        -------------------------------------------------------
        TV                        19%               17%
        -------------------------------------------------------
        VCR/Camcorders            13                13
        -------------------------------------------------------
        Audio                     15                16
        -------------------------------------------------------
        Home Office               26                26
        -------------------------------------------------------
        Appliances                16                17
        -------------------------------------------------------
        Other                     11                11
        -------------------------------------------------------
         TOTAL                   100%              100%
        =======================================================

Circuit City's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Group has realized more of its net sales and net earnings in the final fiscal quarter, which includes the December holiday selling season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales, Buying and Warehousing

For the quarter ended May 31, 1999, the gross profit margin increased to 24.5 percent of sales from 24.2 percent in the same period last year. The margin increase reflects the strong sales of more profitable new technologies and fully featured products as well as continued improvements in inventory management.

Selling, General and Administrative Expenses

The Group's selling, general and administrative expense ratio was 21.5 percent of sales in the first quarter of fiscal 2000, down from 21.8 percent in the first quarter of fiscal 1999. The improvement in the expense ratio reflects the increase in comparable store sales.

Interest Expense

Interest expense decreased to 0.2 percent of sales in the first quarter of fiscal 2000 compared with 0.4 percent of sales for the same period last year. The decrease is a result of the reduction in the Circuit City Group's allocation of pooled debt.

Earnings Before Inter-Group Interest in the CarMax Group

Excluding the retained interest in the CarMax Group, earnings from continuing operations for the Circuit City Group for the first quarter increased 65 percent to $39.3 million from $23.8 million for the same period last year. The earnings per share from continuing operations of the Circuit City Group rose 58 percent to 19 cents in the first quarter this year compared with 12 cents for the same period last year.

Net Earnings Related to Inter-Group Interest in the CarMax Group

During the first quarter, the net earnings attributed to the Circuit City Group's Inter-Group Interest in the CarMax Group were $2.1 million compared with a net loss of $2.5 million for the same period last year.

Earnings from Continuing Operations

Earnings from continuing operations for the quarter ended May 31, 1999, increased 94 percent to $41.4 million from $21.3 million in the same period last year. Earnings per share from continuing operations increased 82 percent to 20 cents from 11 cents for the same period last year.

Loss from Discontinued Operations

On June 16, 1999, Digital Video Express announced that it will cease marketing of the Divx home video system and discontinue operations, but existing, registered customers will be able to view discs during a two-year phase-out period. The operating results of Divx for the quarter ended May 31, 1999, and the loss on the disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after taxes, on both the consolidated and the Circuit City Group statements of earnings.

For the quarter ended May 31, 1999, the after-tax loss from the discontinued Divx operations totaled $16.2 million compared with $8.1 million in the prior year. The after-tax loss on the disposal of the Divx business totaled $114.0 million in this year's first quarter. The loss on the disposal includes a provision of $3.0 million, after tax, for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination cost, employee severance and benefit costs and other contractual commitments.

Including the impact from discontinued operations, the net loss for the Circuit City Group was $88.8 million in this year's first quarter compared with net earnings of $13.3 million in last year's first quarter.

Liquidity and Capital Resources

Total assets at May 31, 1999, were $3.0 billion. Merchandise inventory increased $59.7 million to support new store openings. Accounts payable decreased $14.4 million from the end of fiscal 1999.

At May 31, 1999, $175.0 million of long-term debt was reclassified to short-term debt, as it becomes due in May 2000. While the Company has the ability to refinance this amount, the current intention is to fund the debt through existing working capital. At May 31, 1999, $93.1 million of the debt was allocated to the Circuit City Group.

The Circuit City Group's finance operation has a master trust securitization facility for its private-label card which allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of May 31, 1999, the master trust program had a total program capacity of $1.60 billion. The Circuit City Group's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of May 31, 1999, the bankcard master trust program had a total program capacity of $1.75 billion. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the Circuit City Group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At May 31, 1999, the Company also maintained $370 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

Management believes that proceeds from sales of property and equipment and receivables, future increases in the Company's debt allocated to the Circuit City Group, proceeds of equity offerings, other equity issuances and cash generated by operations will be sufficient to fund the Circuit City Group's capital expenditures and operations.

Market Risk

The Company manages the private-label and bankcard revolving loan portfolios of the Circuit City Group's finance operation. Portions of these portfolios are securitized and, therefore, are not presented on the Circuit City Group's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the Company has managed with matched funding and interest rate swaps.

As of May 31, 1999, the private-label and bankcard portfolios managed by the Circuit City Group had not changed significantly since February 28, 1999.

Year 2000

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Year 2000 issue and its impact on the Group's financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new businesses and risks associated with Year 2000 issues. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1999 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1999.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                    May 31, 1999          Feb. 28, 1999
                                                                    ------------          -------------
                                                                     (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                            $     14,224          $    17,679
Net accounts receivable                                                   127,691               97,364
Inventory                                                                 261,750              225,460
Prepaid expenses and other current assets                                     939                  620
                                                                     ------------          -----------

Total current assets                                                      404,604              341,123

Property and equipment, net                                               214,560              203,946
Other assets                                                               39,722               26,129
                                                                     ------------          -----------

TOTAL ASSETS                                                         $    658,886          $   571,198
                                                                     ============          ===========

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long term debt                               $     83,127          $     1,250
Accounts payable                                                           76,394               59,838
Short-term debt                                                             7,149                4,605
Accrued expenses and other current liabilities                             18,066                8,556
Deferred income taxes                                                       8,370                7,674
                                                                     ------------          -----------

Total current liabilities                                                 193,106               81,923

Long-term debt, excluding current installments                            111,360              139,720
Deferred revenue and other liabilities                                      5,520                5,015
Deferred income taxes                                                       4,672                4,125
                                                                     ------------          -----------

TOTAL LIABILITIES                                                         314,658              230,783

GROUP EQUITY                                                              344,228              340,415
                                                                     ------------          -----------

TOTAL LIABILITIES AND GROUP EQUITY                                   $    658,886          $   571,198
                                                                     ============          ===========

See accompanying notes to group financial statements.


                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                       Three Months Ended
                                                                             May 31,
                                                                   1999                  1998
                                                               ------------          -----------

Net sales and operating revenues                               $    486,063          $   346,363

Cost of sales                                                       424,067              306,467
                                                               ------------          -----------

Gross profit                                                         61,996               39,896
                                                               ------------          -----------

Selling, general and administrative expenses                         55,904               44,918

Interest expense                                                      1,683                  249
                                                               ------------          -----------

Total expenses                                                       57,587               45,167
                                                               ------------          -----------

Earnings (loss) before income taxes                                   4,409               (5,271)

Income tax provision (benefit)                                        1,676               (2,056)
                                                               ------------          -----------

Net earnings (loss)                                            $      2,733          $    (3,215)
                                                               ============          ===========

Net earnings (loss) attributed to:

    Circuit City Group common stock                            $      2,087          $    (2,479)
    CarMax Group common stock                                           646                 (736)
                                                               ------------          -----------
                                                               $      2,733          $    (3,215)
                                                               ============          ===========

Weighted average common shares:
    Basic                                                            23,150               22,341
                                                               ============          ===========
    Diluted                                                          25,470                   --
                                                               ============          ===========

Net earnings (loss) per share:
    Basic                                                      $       0.03         $      (0.03)
                                                               ============         ============
    Diluted                                                    $       0.03         $         --
                                                               ============         ============



Dividends paid per common share                                $         --         $         --
                                                               ============         ============


See accompanying notes to group financial statements.


                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                 Three Months Ended
                                                                                                       May 31,
                                                                                             1999                   1998
                                                                                          ------------          -----------

Operating Activities:
Net earnings (loss)                                                                     $        2,733        $      (3,215)
Adjustments to reconcile net earnings (loss) to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                                                                2,635                2,070
    Provision for deferred income taxes                                                          1,243                 (100)
    Changes in operating  assets and  liabilities,  net of effects from business acquisitions:
       Increase in deferred revenue and other liabilities                                          505                  351
       Increase in net accounts receivable                                                     (30,327)              (9,738)
       Increase in inventory                                                                   (19,911)             (51,916)
       Increase in prepaid expenses and other current assets                                      (319)              (2,156)
       Decrease (increase) in other assets                                                         448                 (250)
       Increase in accounts payable, accrued expenses and other
          current liabilities, and accrued income taxes                                         26,066               18,828
                                                                                        --------------        -------------
Net cash used in operating activities                                                          (16,927)             (46,126)
                                                                                        --------------        -------------


Investing Activities:
Cash used in business acquisitions                                                             (31,278)                  --
Purchases of property and equipment                                                            (14,032)             (54,309)
Proceeds from sales of property and equipment                                                    1,641               63,322
                                                                                        --------------        -------------
Net cash (used in) provided by investing activities                                            (43,669)               9,013
                                                                                        --------------        -------------


Financing Activities:
Increase in allocated short-term debt, net                                                       2,544                  427
Increase in allocated long-term debt, net                                                       53,517               24,669
Equity issuances, net                                                                            1,080                1,127
                                                                                        --------------        -------------
Net cash provided by financing activities                                                       57,141               26,223
                                                                                        --------------        -------------

Decrease in cash and cash equivalents                                                           (3,455)             (10,890)
Cash and cash equivalents at beginning of year                                                  17,679               26,412
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $       14,224        $      15,522
                                                                                        ==============        =============


See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Notes to Group Financial Statements


1.   Basis of Presentation

     The Company, which is comprised of Circuit City Stores, Inc. and its subsidiaries, has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which is discontinued. The CarMax Group Common Stock is intended to track the performance of the CarMax operations. The Circuit City Group held a 76.3 percent interest in the CarMax Group at May 31, 1999, a 76.6 percent interest at February 28, 1999, and a 77.1 percent interest at May 31, 1998.

     Notwithstanding the attribution of the Company's assets and liabilities (including contingent liabilities) and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their financial statements, holders of Circuit City Stock and holders of CarMax Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and in the Company's 1999 annual report to shareholders.

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

3.   Accounting for the Costs of Start-Up Activities

     Effective March 1, 1999, the CarMax Group adopted the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities, including organization and pre-opening costs, to be expensed as incurred. Management has determined that SOP 98-5 does not have a material impact on the Group's financial position, annual results of operations or cash flows.

4.    Net Earnings (Loss) per Share

     The calculation of net earnings (loss) per share is presented below:

     (Amounts  in thousands                                             May 31,
     except per share data)                                      1999             1998
     ------------------------------------------------------------------------------------

     Weighted average common shares....................          23,150            22,341
     Dilutive potential common shares:
        Options........................................           2,130                --
        Restricted stock...............................             190                --
                                                           ------------------------------
     Weighted average common shares and
        dilutive potential common shares...............          25,470            22,341
                                                           ==============================

     Income (loss) available to common shareholders....    $        646     $        (736)
     Basic net earnings (loss) per share...............    $       0.03     $       (0.03)
     Diluted net earnings per share....................    $       0.03     $          --

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month period ended May 31, 1999, options to purchase 646,173 shares of CarMax Group Stock at prices ranging from $6.25 to $16.31 per share were outstanding and not included in the calculation. For the three-month period ended May 31, 1998, the CarMax Group had no diluted net loss per share because the Group had a net loss for that period.

5.   Gain on Securitizations

     For transfers of receivables that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. The net gain on sales of receivables for the CarMax Group's finance operation was $1.7 million for the first quarter of this fiscal year compared with $2.6 million for the same period last fiscal year.

6.   Interest Rate Swaps

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $1.85 million at May 31, 1999, compared with a loss of $2.20 million at February 28, 1999.

     On behalf of the CarMax Group, the Company entered into 40-month amortizing swaps related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was $452 million at May 31, 1999, and $499 million at February 28, 1999. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

7.   Business Acquisitions

     During the first quarter, CarMax acquired the franchise rights and related assets of five new-car dealerships for an aggregate cost of $31.3 million. The acquisitions were financed through available cash resources. Costs in excess of the fair value of the net tangible assets acquired (primarily inventory) have been recorded as goodwill and covenants not to compete. These acquisitions were accounted for under the purchase method and the results of the operations of the acquired franchises have been included in the accompanying Group financial statements since the date of acquisition. Pro-forma information related to these acquisitions is not included as the impact of these acquisitions on the accompanying Group financial statements is not deemed to be material.

                                     ITEM 2.

                CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Total sales for the CarMax Group rose 40 percent for the quarter ended May 31,1999, to $486.1 million from $346.3 million in last year's first quarter. CarMax's first quarter sales growth reflects a used-car sales trend that improved as the quarter progressed and continued strength in new-car comparable store sales. The addition of 14 store locations since the first quarter of last fiscal year and additional new-car franchises produced the Group's total sales increase.

CarMax's comparable store sales changes for the first quarter of fiscal years 2000 and 1999 were as follows:

 ======================================== ========================
                  FY 00                          1st Quarter
 ======================================== ========================

      MAR           APR          MAY           FY00         FY99
  ------------- ------------ ------------- ------------- ---------
     (11%)          1%            0%           (3%)         (1%)
  ------------- ------------ ------------- ------------- ---------

During the quarter, CarMax completed the acquisition of five franchises, including Fairway Chrysler Plymouth Jeep, Inc., which is operating as a stand-alone franchise in Orlando, Fla.; and Prince Chrysler Plymouth Jeep Company and LAX Dodge, Inc., both of which are operating as stand-alone franchises in the Los Angeles market. CarMax also acquired Hilltop Chrysler-Plymouth, Inc. and the Jeep franchise rights of Red Bird Jeep-Eagle in the Dallas/Ft. Worth market. These franchises have been combined into a single CarMax Chrysler-Plymouth-Jeep store that is also the second Dallas location operating as a used-vehicle satellite store. The CarMax Group anticipates opening two used-car locations during the remainder of the fiscal year.

The table below details CarMax retail units:

=========================================================================================================================
                                        Stores Open At End of Quarter              Estimate
                                      ----------------------------------
                                      May 31, 1999          May 31, 1998         Feb. 29, 2000         Feb. 28, 1999
=========================================================================================================================
  "C" and "B" Stores                       12                   12                    13                    12
-------------------------------------------------------------------------------------------------------------------------
  "A" Stores                               15                    9                    16                    15
-------------------------------------------------------------------------------------------------------------------------
  Prototype Satellite Stores                3                    -                     3                     2
-------------------------------------------------------------------------------------------------------------------------
  Stand-alone New-car Stores                5                    -                     5                     2
=========================================================================================================================
TOTAL                                      35                   21                    37                    31
=========================================================================================================================


For the CarMax Group, gross dollar sales from all extended warranty programs were 3.9 percent of sales in the first quarter of fiscal 2000 compared with 4.2 percent in the same period last year. The increase in sales of new vehicles, which already include their own extended warranties and thus carry lower warranty penetration rates, contributed to the decline. Third-party warranty revenue decreased to 1.7 percent of sales in this year's first quarter from 1.9 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.8 percent of sales in this year's first quarter versus 2.0 percent in last year's first quarter.

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

Cost of Sales

The CarMax Group's gross profit margin increased to 12.8 percent of sales in the first quarter of fiscal 2000 from 11.5 percent for the same period last year. The profit improvement plan, which includes the addition of electronic accessory sales, increased retail service sales and pricing adjustments, led to the better margin.

Selling, General and Administrative Expenses

The CarMax Group's selling, general and administrative expense ratio was 11.5 percent of sales in the first quarter of fiscal 2000 compared with 12.9 percent of sales for the same period last year. The significantly lower expense ratio reflects leverage achieved from the total sales volume and effective cost controls, including more efficient advertising programs, improved store staffing ratios and tightly managed corporate overhead.

Interest Expense

Interest expense increased to 0.4 percent of sales in the first quarter of fiscal 2000 compared with 0.1 percent of sales for the same period last year. The increase is a result of the rise in CarMax's allocation of pooled debt.

Net Earnings (Loss)

During the first quarter, the CarMax Group reported net earnings of $2.7 million versus a net loss of $3.2 million for the same period last year. The net earnings attributed to the CarMax Group Common Stock were three cents per share for the first quarter of fiscal 2000 compared with a net loss of three cents per share for the same period last year.

Liquidity and Capital Resources

Total assets at May 31, 1999, were $658.9 million, an increase of $87.7 million, or 15 percent, from $571.2 million at February 28, 1999. Inventory increased $36.3 million to support new stores. Net accounts receivable increased by $30.3 million, reflecting an increase in auto loans.

At May 31, 1999, $175.0 million of long-term debt was reclassified to short-term debt, as it becomes due in May 2000. While the Company has the ability to refinance this amount, the current intention is to fund the debt through existing working capital. At May 31, 1999, $81.9 million of the debt was allocated to the CarMax Group.

As of May 31, 1999, the Company had an asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group, that allowed the transfer of up to $700 million in auto loan receivables. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the CarMax Group to fund operating deficits and to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables, proceeds of equity offerings and sale-leasebacks of real estate. At May 31, 1999, the Company also maintained $370 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

In late fiscal 1999, management established an inventory financing program for CarMax which is renewable annually; however, as of May 31, 1999, CarMax had not yet used this program. Management believes that proceeds from the sales of property and equipment and receivables, proceeds of equity offerings, other equity issuances, future increases in the Company's debt allocated to the CarMax Group and cash generated by operations will be sufficient to fund the CarMax Group's capital expenditures and operations.

Market Risk

The Company manages the installment loan portfolio of the CarMax Group's finance operation. Portions of this portfolio are securitized and, therefore, are not presented on the Group's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the Company has managed with matched funding and interest rate swaps.

Total principal outstanding for fixed-rate automobile loans at May 31 and February 28, 1999, was as follows:

(Amounts in millions)                         May 31                February 28
-------------------------------------------------------------------------------
Fixed APR.............................         $675                    $592

Financing for these receivables is achieved through bank conduit securitizations which, in turn, issue floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at May 31 and February 28, 1999, were as follows:

(Amounts in millions)                         May 31                February 28
-------------------------------------------------------------------------------

Floating-rate securitizations
   synthetically altered to fixed.......    $    452                  $     500
Floating-rate securitizations...........         160                         39
Held by the Company:
   For investment.......................          43                         38
   For sale.............................          20                         15
                                            -----------------------------------
Total ..................................    $    675                  $     592
                                            ===================================

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

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new businesses and risks associated with Year 2000 issues. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's 1999 SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1999.

                           PART II. OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

             (a) The annual meeting of the Company's shareholders was held June 15, 1999.

             (c)    (i)        At the annual  meeting,  the  shareholders of the
                               Company  elected  James  F.  Hardymon,   Hugh  G.
                               Robinson, Mikael Salovaara and John W. Snow as directors for three-year terms and Walter J.
                               Salmon to a two-year term. The elections were approved by the following votes:

==============================================================================
          Directors                       For                       Withheld
==============================================================================
James F. Hardymon                     88,996,606                    749,996
------------------------------------------------------------------------------
Hugh G. Robinson                      89,349,300                    397,302
------------------------------------------------------------------------------
Walter J. Salmon                      89,345,053                    401,550
------------------------------------------------------------------------------
Mikael Salovaara                      89,364,550                    382,053
------------------------------------------------------------------------------
John W. Snow                          89,352,873                    393,730
==============================================================================

                   (ii) At the annual meeting, the shareholders of the Company approved an amendment to the Articles of Incorporation to increase the authorized Circuit City Group Common Stock from 175,000,000 shares to 350,000,000 shares. This proposal was approved by the following votes:

================================================================================
Amendment to                                                            Broker
Articles of          For            Against           Abstain         Non-Votes
Incorporation
--------------------------------------------------------------------------------
                  87,482,460        2,066,942          197,201            0
================================================================================

                   (iii) At the annual meeting, the shareholders of the Company approved an amendment to the 1994 Stock Incentive Plan. This proposal was approved by the following votes:

================================================================================
Amendment to                                                           Broker
1994 Stock          For             Against           Abstain         Non-Votes
Incentive Plan
--------------------------------------------------------------------------------
                 70,727,321        10,519,715          287,322         8,212,245
================================================================================

                    (iv) At the annual meeting, the shareholders of the Company voted against a shareholder proposal regarding a report on employment practices. This proposal was voted down by the following votes:

================================================================================
Shareholder                                                            Broker
Proposal        For               Against           Abstain          Non-Votes
--------------------------------------------------------------------------------
            11,473,182          65,948,993         4,162,885         8,161,541
================================================================================



Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      (3)       Articles of Incorporation and Bylaws

                               (i)   Amended    and    Restated    Articles   of
                                     Incorporation  of  the  Company,  effective
                                     February 3, 1997, are filed herewith.

                               (ii) Articles of Amendment to the Company's Amended and Restated Articles of Incorporation, effective April 28, 1998, are filed herewith.

                               (iii) Articles  of  Amendment  to  the  Company's
                                     Amended    and    Restated    Articles   of
                                     Incorporation, effective June 22, 1999, are filed herewith.

                      (10)     Amendment   effective   June  15,   1999  to  the
                               Company's 1994 Stock Incentive Plan, as amended, is filed herewith.

                      (27)     Financial Data Schedule

              (b)     Reports on Form 8-K

                      The Company filed a Current Report on Form 8-K, dated June 17, 1999, in which it reported, under Item 5, the discontinuation of its Digital Video Express operations.

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


                             CIRCUIT CITY STORES, INC.




                             By:   s/Richard L. Sharp
                                   Richard L. Sharp
                                   Chairman of the Board and
                                   Chief Executive Officer



                             By:   s/Michael T. Chalifoux
                                   Michael T. Chalifoux
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Corporate Secretary



                             By:   s/Philip J. Dunn
                                   Philip J. Dunn
                                   Senior Vice President, Treasurer,
                                   Corporate Controller and
                                   Chief Accounting Officer




July 15, 1999