Form 10-Q/A
period 1999-05-31
CIRCUIT CITY STORES INC
filed 1999-07-21
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A


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

*Shares issued and outstanding for the Circuit City Group have been adjusted to reflect a two-for-one stock split with record date June 30, 1999, paid on July 15, 1999.

The registrant hereby amends the following exhibit of its Form 10-Q for the quarterly period of May 31, 1999.

         Exhibits:

               Exhibit 3(i)(b), Articles of Amendment to the Company's Amended and Restated Articles of Incorporation, effective April 28, 1998, filed herewith, replaces Exhibit 3(ii) previously filed with the Form 10-Q.

               Amended and Restated Articles of Incorporation of the Company, effective February 3, 1997, re-filed herewith.

               Articles of  Amendment  to the  Company's  Amended  and  Restated
               Articles of Incorporation, effective June 22, 1999, re-filed herewith.

                                       1

                          PART II. OTHER INFORMATION

      Item 6.        Exhibits and Reports on Form 8-K

                     (3)      Articles of Incorporation and Bylaws

                             (i)(a)   Amended   and    Restated    Articles   of
                                      Incorporation  of the  Company,  effective
                                      February 3, 1997, filed herewith.

                             (i)(b) Articles of Amendment to the Company's Amended and Restated Articles of Incorporation, effective April 28, 1998, filed herewith.

                             (i)(c) Articles of Amendment to the Company's Amended and Restated Articles of Incorporation, effective June 22, 1999, filed herewith.

                                      2

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




July 21, 1999

                                       3