Form 10-Q
period 1999-08-31
CIRCUIT CITY STORES INC
filed 1999-10-15
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 1999

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

                     Yes    X                 No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                         Class                                                        Outstanding at September 30, 1999
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                    203,346,662
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                           23,960,463

An Index is included on Page 2 and a separate Index for Exhibits is included on Page 37.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                             Page
                                                                                              No.
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Financial Statements:

                     Consolidated Balance Sheets -
                     August 31, 1999, and February 28, 1999                                   4

                     Consolidated Statements of Operations -
                     Three Months and Six Months Ended August 31, 1999, and 1998              5

                     Consolidated Statements of Cash Flows -
                     Six Months Ended August 31, 1999, and 1998                               6

                     Notes to Consolidated Financial Statements                               7

                  Circuit City Group Financial Statements:

                     Circuit City Group Balance Sheets -
                     August 31, 1999, and February 28, 1999                                  18

                     Circuit City Group Statements of Operations -
                     Three Months and Six Months Ended August 31, 1999, and 1998             19

                     Circuit City Group Statements of Cash Flows -
                     Six Months Ended August 31, 1999, and 1998                              20

                     Notes to Circuit City Group Financial Statements                        21

                  CarMax Group Financial Statements:

                     CarMax Group Balance Sheets -
                     August 31, 1999, and February 28, 1999                                  28

                     CarMax Group Statements of Operations -
                     Three Months and Six Months Ended August 31, 1999, and 1998             29

                     CarMax Group Statements of Cash Flows -
                     Six Months Ended August 31, 1999, and 1998                              30

                     Notes to CarMax Group Financial Statements                              31

      Item 2.     Management's Discussion and Analysis:

                     Circuit City Stores, Inc. Management's Discussion and
                     Analysis of Financial Condition and Results of Operations               12

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                        24

                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                        33

                        Page 2 of 38


PART II.             OTHER INFORMATION

      Item 6.        Exhibits and Reports on Form 8-K                                        37

                                     3 of 38

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                        Aug. 31, 1999         Feb. 28, 1999
                                                                        -------------         -------------
                                                                         (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                               $      241,492        $     265,880
Net accounts receivable                                                        556,168              574,316
Inventory                                                                    1,791,767            1,517,675
Prepaid expenses and other current assets                                       71,912               36,644
                                                                        --------------        -------------

Total current assets                                                         2,661,339            2,394,515

Property and equipment, net                                                  1,005,894            1,005,773
Other assets                                                                    49,509               44,978
                                                                        --------------        -------------

TOTAL ASSETS                                                            $    3,716,742        $   3,445,266
                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                                  $      177,760        $       2,707
Accounts payable                                                             1,041,555              799,733
Short-term debt                                                                  5,487                8,016
Accrued expenses and other current liabilities                                 141,093              143,585
Deferred income taxes                                                           13,242                9,764
                                                                        --------------        -------------

Total current liabilities                                                    1,379,137              963,805

Long-term debt, excluding current installments                                 250,585              426,585
Deferred revenue and other liabilities                                         137,844              112,085
Deferred income taxes                                                           28,263               37,661
                                                                        --------------        -------------

TOTAL LIABILITIES                                                            1,795,829            1,540,136
                                                                        --------------        -------------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
     350,000,000 shares authorized; 203,272,000 shares
     issued and outstanding as of August 31, 1999                              101,636               50,410
CarMax Group common stock, $0.50 par value;
     175,000,000 shares authorized; 23,848,000 shares
     issued and outstanding as of August 31, 1999                               11,924               11,558
Capital in excess of par value                                                 560,694              575,686
Retained earnings                                                            1,246,659            1,267,476
                                                                        --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                   1,920,913            1,905,130
                                                                        --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $    3,716,742        $   3,445,266
                                                                        ==============        =============

See accompanying notes to consolidated financial statements.



                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Six Months Ended
                                                                     August 31,                           August 31,
                                                              1999               1998               1999               1998
                                                         --------------     --------------     -------------     --------------
Net sales and operating revenues                         $    2,958,394     $    2,517,827     $   5,649,376     $    4,788,888
Cost of sales, buying and warehousing                         2,290,111          1,945,003         4,378,366          3,711,156
                                                         --------------     --------------     -------------     --------------
Gross profit                                                    668,283            572,824         1,271,010          1,077,732
                                                         --------------     --------------     -------------     --------------
Selling, general and administrative expenses                    542,913            497,012         1,072,494            961,358
Interest expense                                                  5,262              6,314            10,594             13,645
                                                         --------------     --------------     -------------     --------------
Total expenses                                                  548,175            503,326         1,083,088            975,003
                                                         --------------     --------------     -------------     --------------
Earnings from continuing operations
    before income taxes                                         120,108             69,498           187,922            102,729
Provision for income taxes                                       45,641             26,410            71,411             39,038
                                                         --------------     --------------     -------------     --------------
Earnings from continuing operations                              74,467             43,088           116,511             63,691
                                                         --------------     --------------     -------------     --------------
Discontinued operations:
    Loss from discontinued operations of Divx,
     less income tax benefit                                         --            (11,626)          (16,215)           (19,696)
    Loss on disposal of Divx, including
     provision for losses during phase-out
     period, less income tax benefit                                 --                 --          (114,025)                --
                                                         --------------     --------------     -------------     --------------
Loss from discontinued operations                                    --            (11,626)         (130,240)           (19,696)
                                                         --------------     --------------     -------------     --------------
Net earnings (loss)                                      $       74,467     $       31,462     $     (13,729)    $       43,995
                                                         ==============     ==============     =============     ==============
Net earnings (loss) attributed to:
    Circuit City Group common stock:
       Continuing operations                             $       73,692     $       43,773     $     115,090     $       65,112
       Discontinued operations                                       --            (11,626)         (130,240)           (19,696)
    CarMax Group common stock                                       775               (685)            1,421             (1,421)
                                                         --------------     --------------     -------------     --------------
                                                         $       74,467     $       31,462     $     (13,729)    $       43,995
                                                         ==============     ==============     =============     ==============
Weighted average common shares:
    Circuit City Group:
       Basic                                                    201,315            198,190           200,890            197,786
                                                         ==============     ==============     =============     ==============
       Diluted                                                  204,551            200,847           204,011            200,370
                                                         ==============     ==============     =============     ==============
    CarMax Group:
       Basic                                                     23,522             22,580            23,336             22,461
                                                         ==============     ==============     =============     ==============
       Diluted                                                   25,673             22,580            25,571             22,461
                                                         ==============     ==============     =============     ==============
Net earnings (loss) per share:
    Circuit City Group:
       Basic:
         Continuing operations                           $         0.37     $         0.22     $        0.57     $         0.33
                                                         ==============     ==============     =============     ==============
         Discontinued operations                         $           --     $        (0.06)    $       (0.65)    $        (0.10)
                                                         ==============     ==============     =============     ==============
         Net earnings (loss)                             $         0.37     $         0.16     $       (0.08)    $         0.23
                                                         ==============     ==============     =============     ==============
       Diluted:
         Continuing operations                           $         0.36     $         0.22     $        0.56     $         0.33
                                                         ==============     ==============     =============     ==============
         Discontinued operations                         $           --     $        (0.06)    $       (0.64)    $   =    (0.10)
                                                         ==============     ==============     =============     ==============
         Net earnings (loss)                             $         0.36     $         0.16     $       (0.08)    $         0.23
                                                         ==============     ==============     =============     ==============
    CarMax Group:
       Basic                                             $         0.03     $        (0.03)    $        0.06     $        (0.06)
                                                         ==============     ==============     =============     ==============
       Diluted                                           $         0.03     $        (0.03)    $        0.06     $        (0.06)
                                                         ==============     ==============     =============     ==============
Dividends paid per common share:
    Circuit City Group common stock                      $       0.0175     $       0.0175     $       0.035     $        0.035
                                                         ==============     ==============     =============     ==============
    CarMax Group common stock                            $           --     $           --     $          --     $           --
                                                         ==============     ==============     =============     ==============



See accompanying notes to consolidated financial statements.






                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)


                                                                                                  Six Months Ended
                                                                                                     August 31,
                                                                                             1999                  1998
                                                                                        --------------        -------------
Operating Activities:
Net (loss) earnings                                                                     $      (13,729)       $      43,995
Adjustments to reconcile net (loss) earnings to net
    cash provided by operating activities of continuing operations:
    Loss from discontinued operations                                                           16,215               19,696
    Loss on disposal of discontinued operations                                                114,025                   --
    Depreciation and amortization                                                               67,706               67,181
    Loss on sales of property and equipment                                                        621                1,126
    Provision for deferred income taxes                                                          3,321              (10,220)
    Decrease in deferred revenue and other liabilities                                         (20,241)             (12,737)
    Decrease (increase) in net accounts receivable                                              18,225               (7,605)
    Increase in inventory                                                                     (289,394)            (139,982)
    Decrease (increase) in prepaid expenses and other current assets                            18,014               (8,447)
    (Increase) decrease in other assets                                                           (282)               2,309
    Increase in accounts payable, accrued expenses and
       other current liabilities                                                               213,796               85,839
                                                                                        --------------        -------------
Net cash provided by operating activities of continuing operations                             128,277               41,155
                                                                                        --------------        -------------

Investing Activities:
Cash used in business acquisitions                                                             (34,849)                  --
Purchases of property and equipment                                                           (128,997)            (197,929)
Proceeds from sales of property and equipment                                                   44,344              134,972
                                                                                        --------------        -------------
Net cash used in investing activities of continuing operations                                (119,502)             (62,957)
                                                                                        --------------        -------------

Financing Activities:
(Payments on) proceeds from issuance of short-term debt, net                                    (2,529)              15,956
Principal payments on long-term debt                                                              (947)                (857)
Issuances of Circuit City Group common stock, net                                               34,020               25,425
Issuances of CarMax Group common stock, net                                                      2,580                1,675
Dividends paid on Circuit City Group common stock                                               (7,088)              (6,963)
                                                                                        --------------        -------------
Net cash provided by financing activities of continuing operations                              26,036               35,236
                                                                                        --------------        -------------

Cash used in discontinued operations                                                           (59,199)             (36,476)
                                                                                        --------------        -------------

Decrease in cash and cash equivalents                                                          (24,388)             (23,042)
Cash and cash equivalents at beginning of year                                                 265,880              116,612
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $      241,492        $      93,570
                                                                                        ==============        =============

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The Company, which is comprised of Circuit City Stores, Inc. and its subsidiaries, has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which is discontinued (see Note 10). The CarMax Group Common Stock is intended to track the performance of the CarMax operations. The Circuit City Group held a 76.0 percent interest in the CarMax Group at August 31, 1999, a 76.6 percent interest at February 28, 1999, and a 76.8 percent interest at August 31, 1998.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their financial statements, holders of Circuit City Stock and holders of CarMax Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and in the Company's 1999 annual report to shareholders.

2.   Accounting Policies

     The consolidated financial statements of the Company conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

3.   Accounting for the Costs of Start-Up Activities

     Effective March 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities, including organization and pre-opening costs, to be expensed as incurred. Prior to fiscal 2000, Circuit City capitalized pre-opening costs for new store locations. Beginning in the month after the store opened for business, the pre-opening costs were amortized over the remainder of that fiscal year. Management has determined that SOP 98-5 does not have a material impact on the Company's financial position, annual results of operations or cash flows.

4.   Prepaid Expenses and Other Current Assets

     Income taxes receivable, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, were $47,090,000 at August 31, 1999, and $7,143,000 at February 28, 1999.

5.   Net Earnings (Loss) per Share

     Reconciliations of the numerator and denominator of basic and diluted net earnings (loss) per share are presented below:

                                                                   Three Months Ended                 Six Months Ended
     (Amounts in thousands                                             August 31,                        August 31,
     except per share data)                                      1999            1998              1999            1998
     --------------------------------------------------------------------------------------------------------------------

     Circuit City Group:
     Weighted average common shares.......................      201,315         198,190           200,890         197,786
     Dilutive potential common shares:
        Options...........................................        2,366           1,986             2,278           1,950
        Restricted stock..................................          870             671               843             634
                                                            ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares..................      204,551         200,847           204,011         200,370
                                                            ===========================       ===========================

     Income from continuing operations....................  $    73,692     $    43,773       $   115,090     $    65,112
     Loss from discontinued operations....................           --         (11,626)         (130,240)        (19,696)
                                                            ---------------------------       ---------------------------
     Income (loss) available to common shareholders.......  $    73,692     $    32,147       $   (15,150)    $    45,416
                                                            ===========================       ===========================

     Basic net earnings (loss) per share:
        Continuing operations.............................  $      0.37     $      0.22       $      0.57      $     0.33
        Discontinued operations...........................           --           (0.06)            (0.65)          (0.10)
                                                            ---------------------------        --------------------------
        Net earnings (loss) per share.....................  $      0.37     $      0.16       $     (0.08)    $      0.23
                                                            ===========================       ===========================
     Diluted net earnings (loss) per share:
        Continuing operations.............................  $      0.36     $      0.22       $      0.56     $      0.33
        Discontinued operations...........................           --           (0.06)            (0.64)          (0.10)
                                                            ---------------------------       ---------------------------
        Net earnings (loss) per share.....................  $      0.36     $      0.16       $     (0.08)    $      0.23
                                                            ===========================       ===========================

     CarMax Group:
     Weighted average common shares.......................       23,522          22,580            23,336          22,461
     Dilutive potential common shares:
        Options...........................................        1,997              --             2,063              --
        Restricted stock..................................          154              --               172              --
                                                            ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares..................       25,673          22,580            25,571          22,461
                                                            ===========================       ===========================

     Income (loss) available to common shareholders.......  $       775     $      (685)      $     1,421     $    (1,421)
     Basic net earnings (loss) per share..................  $      0.03     $     (0.03)      $      0.06     $     (0.06)
     Diluted net earnings (loss) per share................  $      0.03     $     (0.03)      $      0.06     $     (0.06)


     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month and six-month periods ended August 31, 1998, options to purchase 2,000,000 shares of Circuit City Group Stock at $29.50 per share were outstanding and not included in the calculation.

     For the three-month and six-month periods ended August 31, 1999, options to purchase 1,655,871 shares of CarMax Group Stock at prices ranging from $6.06 to $16.31 per share were outstanding and not included in the calculation.

6.   Gain or Loss on Securitizations

     For transfers that qualify as sales, the Company recognizes gains or losses as a component of the Company's finance operations. Amortization of prior-period gains on securitizations for the Circuit City Group's finance operation exceeded current-period gains by $200,000 compared with a net gain of $500,000 for the same period last fiscal year. Amortization of prior-period gains on securitizations for the Circuit City Group's finance operation exceeded current-period gains by $1.9 million for the six-month period ended August 31, 1999, compared with $500,000 for the six-month period ended August 31, 1998. The net gain on sales of receivables for the CarMax Group's finance operation was $931,000 for the second quarter of this fiscal year compared with $2.2 million for the same period last fiscal year. The net gain on sales of receivables for the CarMax Group's finance operation totaled $2.7 million for the six-month period ended August 31, 1999, compared with $4.8 million for the six-month period ended August 31, 1998.

7.   Interest Rate Swaps

     In October 1994, the Company entered into five-year interest rate swap agreements with notional amounts totaling $300 million relating to a public issuance of securities by the master trust. These swaps were entered into as part of the sales of receivables and are included in the gain or loss on sales of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $1.04 million at August 31, 1999, compared with a loss of $2.20 million at February 28, 1999.

     On behalf of the CarMax Group, during the quarter the Company entered into a 40-month amortizing swap with a notional amount of approximately $150 million related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was $553 million at August 31, 1999, and $500 million at February 28, 1999. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

8.   Business Acquisitions

     During the second quarter, CarMax acquired the Nissan franchise rights and related assets of one new-car dealership for an aggregate cost of $3.6 million. The acquisition was financed through available cash resources. Costs in excess of the fair value of the acquired net tangible assets, primarily inventory, have been recorded as goodwill and covenants not to compete. The acquisition was accounted for under the purchase method, and the results of the operations of the acquired franchise have been included in the accompanying consolidated financial statements since the date of acquisition. Pro-forma information related to the acquisition is not included since the impact of the acquisition on the accompanying consolidated financial statements is not deemed to be material.

9.   Operating Segment Information

     The Company conducts business in two operating segments: Circuit City and CarMax. These segments are identified and managed by the Company based on the different products and services offered by each. Circuit City refers to the retail operations bearing the Circuit City name and to all related operations such as the Circuit City Group's finance operation. This segment is engaged in the business of selling brand-name consumer electronics, personal computers, major appliances and entertainment software. CarMax refers to the used- and new-car retail locations bearing the CarMax name and to all related operations such as the CarMax Group's finance operation. Divx is no longer included as an operating segment because it was discontinued on June 16, 1999. Prior-year financial information has been adjusted to reflect this change. Financial information for these segments for the three- and six-month periods ended August 31, 1999, and 1998, is presented on the following page.

Three Months Ended August 31, 1999
                                                                                             Total Operating
(Amounts in thousands)                              Circuit City             CarMax              Segments
---------------------------------------------------------------------------------------------------------------
Revenues from external customers................. $      2,422,667     $       535,727       $        2,958,394
Interest expense.................................            2,615               2,647                    5,262
Depreciation and amortization....................           29,444               4,172                   33,616
Earnings from continuing operations
     before income taxes.........................          114,893               5,215                  120,108
Provision for income taxes.......................           43,659               1,982                   45,641
Earnings from continuing operations..............           71,234               3,233                   74,467
Total assets..................................... $      2,974,900     $       732,410       $        3,707,310

Three Months Ended August 31, 1998
                                                                                             Total Operating
(Amounts in thousands)                              Circuit City             CarMax              Segments
---------------------------------------------------------------------------------------------------------------
Revenues from external customers................. $      2,117,796     $       400,031       $        2,517,827
Interest expense.................................            4,998               1,316                    6,314
Depreciation and amortization....................           32,833               2,251                   35,084
Earnings (loss) from continuing operations
     before income taxes.........................           74,358              (4,860)                  69,498
Provision (benefit) for income taxes.............           28,305              (1,895)                  26,410
Earnings (loss) from continuing operations.......           46,053              (2,965)                  43,088
Total assets..................................... $      2,801,217     $       536,836       $        3,338,053

Six Months Ended August 31, 1999
                                                                                             Total Operating
(Amounts in thousands)                              Circuit City             CarMax              Segments
---------------------------------------------------------------------------------------------------------------
Revenues from external customers................. $      4,627,586     $     1,021,790       $        5,649,376
Interest expense.................................            6,264               4,330                   10,594
Depreciation and amortization....................           60,899               6,807                   67,706
Earnings from continuing operations
     before income taxes.........................          178,298               9,624                  187,922
Provision for income taxes.......................           67,753               3,658                   71,411
Earnings from continuing operations..............          110,545               5,966                  116,511
Total assets..................................... $      2,974,900     $       732,410       $        3,707,310

Six Months Ended August 31, 1998
                                                                                              Total Operating
(Amounts in thousands)                              Circuit City             CarMax               Segments
---------------------------------------------------------------------------------------------------------------
Revenues from external customers................. $      4,042,494     $       746,394       $        4,788,888
Interest expense.................................           12,080               1,565                   13,645
Depreciation and amortization....................           62,860               4,321                   67,181
Earnings (loss) from continuing operations
     before income taxes.........................          112,860             (10,131)                 102,729
Provision (benefit) for income taxes.............           42,989              (3,951)                  39,038
Earnings (loss) from continuing operations.......           69,871              (6,180)                  63,691
Total assets..................................... $      2,801,217     $       536,836       $        3,338,053


     Earnings from continuing operations and total assets for Circuit City exclude: (1) the Inter-Group Interest in the CarMax Group and (2) the discontinued Divx operations discussed in Note 10.

10.  Loss from Discontinued Operations

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after tax, on the consolidated and the Circuit City Group statements of operations for the periods presented.

     For the quarter ended August 31, 1999, the discontinued Divx operations had no impact on the earnings of Circuit City Stores, Inc. Results for the second quarter of last year include a loss of $11.6 million after an income tax benefit of $7.1 million related to the Divx operations. For the six months ended August 31, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million, compared with $19.7 million after an income tax benefit of $12.0 million in the prior year. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in the six-month period ended August 31, 1999. The loss on the disposal includes a provision of $3.0 million, after tax, for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination cost, employee severance and benefit costs and other contractual commitments.

     The net liabilities or assets of the discontinued Divx operations reflected in the accompanying consolidated balance sheet as of August 31, 1999, and February 28, 1999, are comprised of the following:

     (Amounts in thousands)                                           Aug. 31, 1999        Feb. 28, 1999
     -----------------------------------------------------------------------------------------------------
     Other current assets......................................... $           338       $          25,630
     Property and equipment, net..................................           3,250                  23,589
     Noncurrent deferred tax asset................................           5,844                      --
     Other assets.................................................              --                   7,895
     Current liabilities..........................................         (48,660)                (23,126)
     Noncurrent deferred tax liability............................              --                  (3,397)
     Other liabilities............................................         (46,000)                     --
                                                                   ---------------------------------------
     Net (liabilities) assets of discontinued operations.......... $       (85,228)      $          30,591
                                                                   =======================================


11.  Stock Split

     On June 15, 1999, following the approval by the Company's shareholders of an increase in the authorized Circuit City Group Common Stock, the board of directors declared a two-for-one split of the outstanding Circuit City Group Common Stock. Stockholders of record at the close of business on June 30, 1999, were entitled to participate in the stock split, which was payable in the form of a 100 percent stock dividend. The distribution date was July 15, 1999. The split was effected by transferring the par value for the additional shares issued from the capital in excess of par value account to the common stock accounts at May 31, 1999. The share, earnings per share and dividends per share calculations included in the accompanying consolidated financial statements reflect the Circuit City Group two-for-one stock split.

12.  Reclassifications

     The Company has reclassified its prior-year financial statements to present the operating results of Divx as a discontinued operation.

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the second quarter of fiscal 2000 were $2.96 billion, an increase of 17 percent from $2.52 billion for the same period last year. For the six months ended August 31, 1999, total sales were $5.65 billion, an 18 percent increase from $4.79 billion for the same period last year. Throughout the second quarter, the Circuit City Group continued to see strong consumer demand across virtually all major product categories. In addition to the strong product demand, the Circuit City Group's total sales growth includes continued expansion of its Superstore in new and existing markets. For the CarMax Group, used-car sales trends were consistent with the first quarter results. New-car sales remained strong. The addition of 13 store locations since the second quarter of last fiscal year and additional new-car franchises produced the CarMax Group total sales increase.

Comparable store sales changes for the second quarter and first six months of fiscal years 2000 and 1999 were as follows:

============================================================================================
                               FY 00                  2nd Quarter            Six Months
                     -------------------------- ---------------------  ---------------------
                        JUN     JUL     AUG        FY 00      FY 99       FY 00     FY 99
----------------------------------------------- ---------- ----------   --------- ----------
Circuit City Group       8%     15%      6%         10%         6%          9%        5%
----------------------------------------------- ---------- ----------   --------- ----------
CarMax Group           (13%)    (3%)    (2%)        (6%)        0%         (5%)       0%
============================================================================================

During the quarter, the Circuit City Group opened a total of five stores. The second quarter expansion included Superstores in Johnstown, Pa.; Atlanta, Ga.; Panama City, Fla.; Indianapolis, Ind.; and New York, N.Y. During the remainder of the fiscal year, the Circuit City Group plans to add approximately 22 Superstores.

During the quarter, CarMax opened one used-car superstore, located in Nashville, Tenn. Early in the quarter, the company purchased the Nissan franchise rights held by Town & Country Pontiac Nissan, Inc. in Perryhall, Md., and added the franchise to its White Marsh, Md., superstore. On September 1, 1999, CarMax opened a used-car superstore in Duarte, Calif. The CarMax Group anticipates opening two used-car satellite locations and a new facility for its Laurel Toyota franchise adjacent to the Laurel, Md., superstore during the remainder of the fiscal year.

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.6 percent of sales in the second quarter of fiscal 2000 and 5.7 percent of sales in the second quarter of fiscal 1999. Third-party warranty revenue declined to 4.3 percent of sales in this year's second quarter from 4.5 percent in the same period last year. The declines in gross dollar sales and third-party warranty revenue reflect the impact of lower average retail prices on consumer demand for the related warranties in many categories and increased sales of some products that carry lower warranty penetration rates. The total extended warranty revenue that is reported in total sales was 4.5 percent of sales in this year's second quarter versus 5.1 percent in the second quarter of last fiscal year.

For the CarMax Group, gross dollar sales from all extended warranty programs were 3.7 percent of sales in the second quarter of fiscal 2000 compared with 4.4 percent in the same period last year. The increase in sales of new vehicles, which already include manufacturer-provided warranties and thus carry lower warranty penetration rates, contributed to the decline. Third-party warranty revenue decreased to 1.6 percent of sales in this year's second quarter from 2.0 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.6 percent of sales in this year's second quarter versus 2.0 percent in last year's second quarter.

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

Cost of Sales, Buying and Warehousing

The gross profit margin was 22.6 percent of sales in the second quarter of fiscal 2000 compared with 22.8 percent in the same period last year. For the six months ended August 31, 1999, the gross profit margin was 22.5 percent, unchanged from the same period last year.

For the Circuit City Group, the gross profit margin increased to 25.0 percent of sales in the second quarter from 24.9 percent in the same period last year. For the six months ended August 31, 1999, the gross profit margin was 24.7 percent compared with 24.5 percent for the same period last year. The margin reflects the combined impact of the merchandise sales mix, improvements in inventory management and a competitive pricing and promotional environment.

For the CarMax Group, the gross profit margin increased to 11.9 percent of sales in the second quarter of fiscal 2000 from 11.5 percent for the same period last year. For the six months ended August 31, 1999, the gross profit margin was 12.3 percent compared with 11.5 percent for the same period last year. CarMax's profit improvement plan, which includes better inventory management, increased retail service sales, pricing adjustments and the addition of consumer electronics accessory sales produced the margin increase.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expense ratio was 18.4 percent in the second quarter of fiscal 2000 compared with 19.7 percent for the same period last year. For the six-month period ended August 31, 1999, the Company's selling, general, and administrative expense ratio was 19.0 percent compared with 20.1 percent for the same period last year.

For the Circuit City Group, the selling, general and administrative expense ratio was 20.1 percent of sales in the second quarter of fiscal 2000 compared with 21.1 percent for the same period last year. For the six-month period ended August 31, 1999, the expense ratio was 20.8 percent compared with 21.4 percent for the same period last year. The comparable store sales growth was a primary contributor to the improved expense ratio.

The CarMax Group's selling, general and administrative expense ratio improved to
10.4 percent of sales in the second quarter of fiscal 2000 compared with 12.4 percent of sales for the same period last year. For the six-month period ended August 31, 1999, the expense ratio was 10.9 percent compared with 12.7 percent for the same period last year. The expense leverage generated by the total sales increase and effective cost controls that include more efficient advertising programs, improved store staffing ratios and tightly managed corporate overhead reduced the expense ratio.

Interest Expense

Interest expense was 0.2 percent of sales in the second quarter of fiscal 2000, unchanged from the same period last year. For the six-month period ended August 31, 1999, interest expense decreased to 0.2 percent of sales compared with 0.3 percent of sales for the same period last year.

For the Circuit City Group, interest expense decreased to 0.2 percent of sales in the second quarter of fiscal 2000 compared with 0.3 percent of sales for the same period last year. For the six-month period ended August 31, 1999, interest expense decreased to 0.1 percent of sales compared with 0.3 percent of sales for the same period last year. The decrease is a result of the reduction in the Circuit City Group's allocation of pooled debt.

For the CarMax Group, interest expense increased to 0.5 percent of sales in the second quarter of fiscal 2000 compared with 0.3 percent of sales for the same period last year. For the six-month period ended August 31, 1999, interest expense increased to 0.4 percent of sales compared with 0.2 percent of sales for the same period last year. The increase is a result of the rise in CarMax's allocation of pooled debt.

Earnings from Continuing Operations

Earnings from continuing operations for Circuit City Stores, Inc. were $74.5 million in this year's second quarter compared with $43.1 million in last year's second quarter. For the six-month period ended August 31, 1999, earnings from continuing operations for Circuit City Stores, Inc. were $116.5 million compared with $63.7 million for the same period last year.

For the Circuit City Group, earnings from continuing operations for the quarter ended August 31, 1999, increased 68 percent to $73.7 million from $43.8 million in the same period last year. Earnings from continuing operations for the six months ended August 31, 1999, increased 77 percent to $115.1 million from $65.1 million in the same period last year. Management expects full-year earnings growth for the Circuit City business of at least 30 percent.

For the second quarter, the CarMax Group reported earnings from continuing operations of $3.2 million versus a loss from continuing operations of $3.0 million for the same period last year. The net earnings for the six-month period ended August 31, 1999, were $6.0 million compared with a loss of $6.2 million for the same period last year. For the second quarter, the earnings attributed to the CarMax Group stock were $775,000, compared with a loss attributed to the CarMax Group stock of $685,000 for the same period last year. For the six-month period ended August 31, 1999, the earnings attributed to the CarMax Group stock were $1.4 million, compared with a loss attributed to the CarMax Group stock of $1.4 million for the same period last year. CarMax's first-half performance reinforces management's expectation for an improved full-year performance in the modest loss to break-even range. Rather than expand in the Los Angeles market, CarMax will for the foreseeable future continue to focus on improving profitability in existing markets, especially the multi-store markets in Florida, Texas and Illinois. The Group expects to open additional satellite stores and new-car franchises integrated with used-car superstores, but plans limited, if any, expansion into new markets.

Loss from Discontinued Operations

On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after tax, on the consolidated and the Circuit City Group statements of operations for the periods presented.

For the quarter ended August 31, 1999, the discontinued Divx operations had no impact on the earnings of Circuit City Stores, Inc. Results for the second quarter of last year include a loss of $11.6 million after an income tax benefit of $7.1 million related to the Divx operations. For the six months ended August 31, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million, compared with $19.7 million after an income tax benefit of $12.0 million in the prior year. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in the six-month period ended August 31, 1999. The loss on the disposal includes a provision of $3.0 million, after tax, for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination cost, employee severance and benefit costs and other contractual commitments.

Net Earnings (Loss)

Net earnings for Circuit City Stores, Inc. were $74.5 million in this year's second quarter compared with $31.5 million in last year's second quarter. For the six-month period ended August 31, 1999, the net loss for Circuit City Stores, Inc. was $13.7 million compared with net earnings of $44.0 million for the same period last year.

Liquidity and Capital Resources

At August 31, 1999, total assets were $3.7 billion. Inventory increased $274.1 million to support anticipated sales growth and new and future store openings for both the Circuit City Group and the CarMax Group. To support store construction and the purchase of inventory, accounts payable have increased $241.8 million from the end of fiscal 1999.

During the first half of the fiscal year, $175.0 million of long-term debt due in May 2000 was reclassified to short-term debt. While the Company has the ability to refinance this amount, the current intention is to pay the debt using existing working capital.

The Circuit City Group's finance operation has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of August 31, 1999, the master trust program had a total program capacity of $1.60 billion. The Circuit City Group's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of August 31, 1999, the bankcard master trust program had a total program capacity of $1.75 billion. As of August 31, 1999, the Company's asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group, allowed for the transfer of up to $700 million in auto loan receivables. The Company anticipates that it will be able to expand its securitization programs to meet future needs through private placement and the public market.

The Company generally expects to continue its existing long-term capitalization strategy for the balance of the current fiscal year. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases and proceeds of equity issuances. Securitization transactions will be used to finance growth in credit card and auto loan receivables. In late fiscal 1999, management established a CarMax inventory financing program that is renewable annually; however, as of August 31, 1999, CarMax had not yet used this program.

At August 31, 1999, the Company maintained $365 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

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

As of August 31, 1999, the Circuit City Group's private-label and bankcard portfolios had not changed significantly since February 28, 1999. However, as a result of CarMax's growth, that Group's auto installment loan portfolio has increased.

Total principal outstanding for fixed-rate automobile loans at August 31 and February 28, 1999, was as follows:

(Amounts in millions)               August 31      February 28
--------------------------------------------------------------
Fixed APR......................       $ 779          $ 592

Financing for these receivables is achieved through bank conduit securitizations that, in turn, issue floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at August 31 and February 28, 1999, were as follows:

(Amounts in millions)                      August 31              February 28
-----------------------------------------------------------------------------

Floating-rate securitizations
   synthetically altered to fixed.....       $ 553                   $ 500
Floating-rate securitizations.........         142                      39
Held by the Company:
   For investment.....................          48                      38
   For sale...........................          36                      15
                                            ---------------------------------
Total ................................       $ 779                   $ 592
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

In fiscal 1997, the Company began a Year 2000 date conversion project to address necessary code changes, testing and implementation for its systems. This project includes internally developed information technology systems, purchased and leased software and hardware, embedded systems and electronic data interchange transaction processing. The Company believes it has identified all critical areas. Critical is defined as any business process or application failure that would result in a material financial, legal or operational impact. The Company has employed both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The Company has completed its remediation, forward-date testing, and production implementation efforts of its internally developed and externally purchased systems. Replacement work and enterprise-level testing for all systems and equipment is complete. However, the Company will continue to re-test its systems and equipment through the end of calendar 1999.

With regard to embedded systems, the Company has identified 204 distinct makes and models used for environmental controls, fire detection and monitoring, burglar detection and monitoring, elevators, office equipment and uninterruptable power supplies. All of these embedded systems have been vendor certified as capable of appropriate function in Year 2000 or are no longer in use by the Company.

The Company also has identified its key third-party operational business partners and is coordinating with them to address potential Year 2000 issues. Year 2000 questionnaires were sent to these entities to monitor their progress and to minimize any adverse consequences that might result to the operation of Circuit City's business if such an entity is not Year 2000 functional. Responses have been received from approximately 98 percent of these partners with no major potential problems identified. Risks and business impacts also have been assigned to the vendor products and services believed to be significant to the Company's operations. Current action statements and contingency plans have been developed by the business areas for products and services believed to be at high or medium Year 2000 risk.

Since the project began, the Company has expensed $15.4 million in project costs, including $2.2 million in fiscal 2000. The remaining cost of the Year 2000 project is estimated at $800,000. These costs are in addition to the normal budget for information systems and are being funded through operating cash flows. The CarMax computer systems were developed in recent years, and have not required significant remediation.

Therefore, the Company does not expect the CarMax Group to incur any material costs related to the Year 2000 issue.

The Company expects that no significant business disruption will occur as a result of Year 2000 issues; however possible consequences if the Company's remediation efforts or the remediation efforts of third parties fail include, but are not limited to, loss of communications links with certain store locations, delays in receipt of inventory, loss of electric power, inability to process transactions, send purchase orders or engage in similar normal business activities. The Company's contingency plans include performing certain processes manually while working to assess and correct any errors in the current systems and possibly changing suppliers. Several areas within the Company have adopted mandatory attendance policies for certain managers and staff for the days surrounding the millennium change in order to assure adequate and appropriate managerial and other response to address any Year 2000 related problem that may arise and can be handled by manual intervention. These plans are intended to enable the Company to continue to operate even if a degree of business interruption occurs at Year 2000. However, the Company believes that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information.

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

Regarding products sold by the Circuit City stores, the Company believes that the vendors who supply products to Circuit City for resale are solely responsible for the Year 2000 functionality of those products. Circuit City has encouraged its merchandise vendors to disclose any potential effect that the Year 2000 change might have on their products. Circuit City also encourages its customers by way of in-store notices and its Y2K discussion on its Internet site to contact the manufacturers directly for specific, up-to-date information on individual products. To the extent that the Company becomes involved in any consumer initiated Y2K-related litigation, it may benefit from the "Y2K Act" signed into law by the President of the United States in July 1999. The Act contains several provisions that should reduce the potential exposure of retailers to costs associated with involvement in any such litigation.

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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                Aug. 31, 1999         Feb. 28, 1999
                                                                -------------         -------------
                                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                       $      205,782        $     248,201
Net accounts receivable                                                412,609              476,952
Merchandise inventory                                                1,505,745            1,292,215
Prepaid expenses and other current assets                               70,885               36,024
                                                                --------------        -------------

Total current assets                                                 2,195,021            2,053,392

Property and equipment, net                                            780,367              801,827
Inter-Group Interest in the CarMax Group                               265,141              260,758
Other assets                                                             8,944               18,849
                                                                --------------        -------------

TOTAL ASSETS                                                    $    3,249,473        $   3,134,826
                                                                ==============        =============

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                          $       73,047        $       1,457
Accounts payable                                                       941,137              739,895
Short-term debt                                                          1,035                3,411
Accrued expenses and other current liabilities                         126,494              135,029
Deferred income taxes                                                    4,983                2,090
                                                                --------------        -------------

Total current liabilities                                            1,146,696              881,882

Long-term debt, excluding current installments                         110,854              286,865
Deferred revenue and other liabilities                                 131,787              107,070
Deferred income taxes                                                   23,043               33,536
                                                                --------------        -------------

TOTAL LIABILITIES                                                    1,412,380            1,309,353

GROUP EQUITY                                                         1,837,093            1,825,473
                                                                --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                              $    3,249,473        $   3,134,826
                                                                ==============        =============

See accompanying notes to group financial statements.




                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Six Months Ended
                                                                     August 31,                           August 31,
                                                              1999               1998              1999               1998
                                                         --------------     --------------     -------------     --------------
Net sales and operating revenues                         $    2,422,667     $    2,117,796     $   4,627,586     $    4,042,494
Cost of sales, buying and warehousing                         1,818,164          1,591,174         3,482,352          3,050,860
                                                         --------------     --------------     -------------     --------------
Gross profit                                                    604,503            526,622         1,145,234            991,634
                                                         --------------     --------------     -------------     --------------

Selling, general and administrative expenses                    486,995            447,266           960,672            866,694
Interest expense                                                  2,615              4,998             6,264             12,080
                                                         --------------     --------------     -------------     --------------
Total expenses                                                  489,610            452,264           966,936            878,774
                                                         --------------     --------------     -------------     --------------

Earnings from continuing operations before
    income taxes and the Inter-Group
    Interest in the CarMax Group                                114,893             74,358           178,298            112,860
Provision for income taxes                                       43,659             28,305            67,753             42,989
                                                         --------------     --------------     -------------     --------------

Earnings from continuing operations
    before Inter-Group Interest in the
    CarMax Group                                                 71,234             46,053           110,545             69,871

Net earnings (loss) related to the Inter-
    Group Interest in the CarMax Group                            2,458             (2,280)            4,545             (4,759)
                                                         --------------     --------------     -------------     --------------

Earnings from continuing operations                              73,692             43,773           115,090             65,112
                                                         --------------     --------------     -------------     --------------

Discontinued operations:
    Loss from discontinued operations of Divx,
     less income tax benefit                                         --            (11,626)          (16,215)           (19,696)
    Loss on disposal of Divx, including
     provision for losses during phase-out
     period, less income tax benefit                                 --                 --          (114,025)                --
                                                         --------------     --------------     -------------     --------------

Loss from discontinued operations                                    --            (11,626)         (130,240)           (19,696)
                                                         --------------     --------------     -------------     --------------

Net earnings (loss)                                      $       73,692     $       32,147     $     (15,150)    $       45,416
                                                         ==============     ==============     =============     ==============

Weighted average common shares:

    Basic:                                                      201,315            198,190           200,890            197,786
                                                         ==============     ==============     =============     ==============
    Diluted:                                                    204,551            200,847           204,011            200,370
                                                         ==============     ==============     =============     ==============

Net earnings (loss) per share:

    Basic:

       Continuing operations                             $        0.37      $         0.22     $        0.57      $        0.33
                                                         =============      ==============     =============      =============
       Discontinued operations                           $          --      $        (0.06)    $       (0.65)     $       (0.10)
                                                         =============      ==============     =============      =============
       Net earnings (loss)                               $        0.37      $         0.16     $       (0.08)     $        0.23
                                                         =============      ==============     =============      =============

    Diluted:

       Continuing operations                             $        0.36      $         0.22     $        0.56      $        0.33
                                                         =============      ==============     =============      =============
       Discontinued operations                           $          --      $        (0.06)    $       (0.64)     $       (0.10)
                                                         =============      ==============     =============      =============
       Net earnings (loss)                               $        0.36      $         0.16     $       (0.08)     $        0.23
                                                         =============      ==============     =============      =============

Dividends paid per common share                          $      0.0175      $       0.0175     $       0.035      $       0.035
                                                         =============      ==============     =============      =============

See accompanying notes to group financial statements.




                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Six Months Ended
                                                                                                     August 31,
                                                                                             1999                  1998
                                                                                        --------------        -------------
Operating Activities:
Net (loss) earnings                                                                     $      (15,150)       $      45,416
Adjustments to reconcile net (loss) earnings to net
    cash provided by operating activities of continuing operations:
    Loss from discontinued operations                                                           16,215               19,696
    Loss on disposal of discontinued operations                                                114,025                   --
    Net (earnings) loss related to Inter-Group Interest
       in the CarMax Group                                                                      (4,545)               4,759
    Depreciation and amortization                                                               60,899               62,860
    Loss on sales of property and equipment                                                        621                1,126
    Provision for deferred income taxes                                                          1,641              (10,219)
    Decrease in deferred revenue and other liabilities                                         (21,283)             (13,567)
    Decrease in net accounts receivable                                                         64,420               20,913
    Increase in merchandise inventory                                                         (247,055)            (103,118)
    Decrease (increase) in prepaid expenses and other current assets                            18,421               (6,571)
    (Increase) decrease in other assets                                                           (703)               3,759
    Increase in accounts payable, accrued expenses
       and other current liabilities                                                           167,173               80,298
                                                                                        --------------        -------------
Net cash provided by operating activities of continuing operations                             154,679              105,352
                                                                                        --------------        -------------


Investing Activities:
Purchases of property and equipment                                                           (100,738)            (104,061)
Proceeds from sales of property and equipment                                                   42,704               71,650
                                                                                        --------------        -------------
Net cash used in investing activities of continuing operations                                 (58,034)             (32,411)
                                                                                        --------------        -------------


Financing Activities:
(Decrease) increase in allocated short-term debt, net                                           (2,376)              10,524
Decrease in allocated long-term debt, net                                                     (104,421)             (80,889)
Equity issuances, net                                                                           34,020               25,425
Dividends paid                                                                                  (7,088)              (6,963)
                                                                                        --------------        -------------
Net cash used in financing activities of continuing operations                                 (79,865)             (51,903)
                                                                                        --------------        -------------

Cash used in discontinued operations                                                           (59,199)             (36,476)
                                                                                        --------------        --------------

Decrease in cash and cash equivalents                                                          (42,419)             (15,438)
Cash and cash equivalents at beginning of year                                                 248,201               90,200
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $      205,782        $      74,762
                                                                                        ==============        =============


See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements

1.   Basis of Presentation

     The Company, which is comprised of Circuit City Stores, Inc. and its subsidiaries, has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Group's retained interest in the CarMax Group, and the Company's investment in Digital Video Express, which is discontinued (see Note 8). The CarMax Group Common Stock is intended to track the performance of the CarMax operations. The Circuit City Group held a 76.0 percent interest in the CarMax Group at August 31, 1999, a 76.6 percent interest at February 28, 1999, and a 76.8 percent interest at August 31, 1998.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their financial statements, holders of Circuit City Stock and holders of CarMax Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and in the Company's 1999 annual report to shareholders.

2.   Accounting Policies

     The financial statements of the Circuit City Group conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

3.   Accounting for the Costs of Start-Up Activities

     Effective March 1, 1999, the Circuit City Group adopted the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities, including organization and pre-opening costs, to be expensed as incurred. Prior to fiscal 2000, Circuit City capitalized pre-opening costs for new store locations. Beginning in the month after the store opened for business, the pre-opening costs were amortized over the remainder of that fiscal year. Management has determined that SOP 98-5 does not have a material impact on the Group's financial position, annual results of operations or cash flows.

4.   Prepaid Expenses and Other Current Assets

     Income taxes receivable, which are included in prepaid expenses and other current assets in the accompanying Group balance sheets, were $47,090,000 at August 31, 1999, and $7,143,000 at February 28, 1999.

5.   Net Earnings (Loss) per Share

     Reconciliations of the numerator and denominator of basic and diluted net earnings per share are presented below:

                                                                Three Months Ended                 Six Months Ended
     (Amounts in thousands                                          August 31,                        August 31,
     except per share data)                                   1999            1998              1999            1998
     -----------------------------------------------------------------------------------------------------------------

     Weighted average common shares....................      201,315         198,190           200,890         197,786
     Dilutive potential common shares:
        Options........................................        2,366           1,986             2,278           1,950
        Restricted stock...............................          870             671               843             634
                                                         ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares...............      204,551         200,847           204,011         200,370
                                                         ===========================       ===========================

     Income from continuing operations.................  $    73,692     $    43,773       $   115,090     $    65,112
     Loss from discontinued operations.................           --         (11,626)         (130,240)        (19,696)
                                                         ---------------------------       ---------------------------
     Income (loss) available to common shareholders....  $    73,692     $    32,147       $   (15,150)    $    45,416
                                                         ===========================       ===========================

     Basic net earnings (loss) per share:
        Continuing operations..........................  $      0.37     $      0.22       $      0.57      $     0.33
        Discontinued operations........................           --           (0.06)            (0.65)          (0.10)
                                                         ---------------------------       ---------------------------
        Net earnings (loss) per share..................  $      0.37     $      0.16       $     (0.08)     $     0.23
                                                         ===========================       ===========================
     Diluted net earnings (loss) per share:
        Continuing operations..........................  $      0.36     $      0.22       $      0.56      $     0.33
        Discontinued operations........................           --           (0.06)            (0.64)          (0.10)
                                                         ---------------------------       ---------------------------
        Net earnings (loss) per share..................  $      0.36     $      0.16       $     (0.08)     $     0.23
                                                         ===========================       ===========================

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month and six-month periods ended August 31, 1998, options to purchase 2,000,000 shares of Circuit City Group Stock at $29.50 per share were outstanding and not included in the calculation.

6.   Gain or Loss on Securitizations

     For transfers that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. Amortization of prior-period gains on securitizations for the Circuit City Group's finance operation exceeded current-period gains by $200,000 compared with a net gain of $500,000 for the same period last fiscal year. Amortization of prior-period gains on securitizations for the Circuit City Group's finance operation exceeded current-period gains by $1.9 million for the six-month period ended August 31, 1999, compared with $500,000 for the six-month period ended August 31, 1998.

7.   Interest Rate Swaps

     On behalf of the Circuit City Group, the Company entered into five-year interest rate swaps in October 1994, with notional amounts totaling $300 million related to the Circuit City Group's finance operation. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $1.04 million at August 31, 1999, compared with a loss of $2.20 million at February 28, 1999.

8.   Loss from Discontinued Operations

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after tax, on the consolidated and the Circuit City Group statements of operations for the periods presented.

     For the quarter ended August 31, 1999, the discontinued Divx operations had no impact on the earnings of the Circuit City Group. Results for the second quarter of last year include a loss of $11.6 million after an income tax benefit of $7.1 million related to the Divx operations. For the six months ended August 31, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million, compared with $19.7 million after an income tax benefit of $12.0 million in the prior year. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in the six-month period ended August 31, 1999. The loss on the disposal includes a provision of $3.0 million, after tax, for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination cost, employee severance and benefit costs and other contractual commitments.

     The net liabilities or assets of the discontinued Divx operations reflected in the accompanying Group balance sheet as of August 31, 1999, and February 28, 1999, are comprised of the following:

     (Amounts in thousands)                                        Aug. 31, 1999    Feb. 28, 1999
     --------------------------------------------------------------------------------------------
     Other current assets......................................    $       338       $     25,630
     Property and equipment, net...............................          3,250             23,589
     Noncurrent deferred tax asset.............................          5,844                 --
     Other assets..............................................             --              7,895
     Current liabilities......................................         (48,660)           (23,126)
     Noncurrent deferred tax liability........................              --             (3,397)
     Other liabilities........................................         (46,000)                --
                                                                   ------------------------------
     Net (liabilities) assets of discontinued operations.......    $   (85,228)      $     30,591
                                                                   ==============================

9.   Stock Split

     On June 15, 1999, following the approval by the Company's shareholders of an increase in the authorized Circuit City Group Common Stock, the board of directors declared a two-for-one split of the outstanding Circuit City Group Common Stock. Stockholders of record at the close of business on June 30, 1999, were entitled to participate in the stock split, which was payable in the form of a 100 percent stock dividend. The distribution date was July 15, 1999. The split was effected by transferring the par value for the additional shares issued from the capital in excess of par value account to the common stock accounts at May 31, 1999. The share, earnings per share and dividends per share calculations included in the accompanying consolidated financial statements reflect the Circuit City Group two-for-one stock split.

10.  Reclassifications

     The Company has reclassified its prior year financial statements to present the operating results of Divx as a discontinued operation.

                                     ITEM 2.

             CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the second quarter of fiscal 2000 were $2.42 billion, an increase of 14 percent from $2.12 billion for the same period last year. For the six months ended August 31, 1999, total sales were $4.63 billion, an increase of 15 percent from $4.04 billion in the same period last year. The total and comparable store sales increases reflect strong consumer demand across virtually all major product categories. In addition to the strong product demand, Circuit City's total sales growth includes continued expansion of its Superstore in new and existing markets.

Circuit City's comparable store sales changes for the second quarter and first six months of fiscal years 2000 and 1999 were as follows:


   =============================================================================
               FY 00                   2nd Quarter              Six Months
   ----------------------------  ----------------------   ======================
       JUN     JUL     AUG          FY 00      FY 99         FY 00       FY 99
   ----------------------------  ---------- -----------   ----------  ----------
        8%     15%      6%           10%         6%            9%         5%
   ----------------------------  ---------- -----------   ----------  ----------


During the quarter, the Circuit City Group opened a total of five stores. The second quarter expansion included Superstores in Johnstown, Pa.; Atlanta, Ga.; Panama City, Fla.; Indianapolis, Ind.; and New York, N.Y. During the remainder of the fiscal year, the Circuit City Group plans to add approximately 22 Superstores.


The table below details Circuit City retail units:

===============================================================================================================
                               Stores Open At End of Quarter               Estimate
                            -----------------------------------
                            Aug. 31, 1999         Aug. 31, 1998         Feb. 29, 2000        Feb. 28, 1999
===============================================================================================================
  Superstore
---------------------------------------------------------------------------------------------------------------
  "D" Superstore                  118                    116                  118                   118
---------------------------------------------------------------------------------------------------------------
  "C" Superstore                  293                    289                  297                   294
---------------------------------------------------------------------------------------------------------------
  "B" Superstore                   88                     75                  102                    82
---------------------------------------------------------------------------------------------------------------
  "A" Superstore                   52                     34                   56                    43
---------------------------------------------------------------------------------------------------------------
Electronics-Only                    2                      4                    0                     2
---------------------------------------------------------------------------------------------------------------
Circuit City Express               46                     50                   45                    48
---------------------------------------------------------------------------------------------------------------
TOTAL                             599                    568                  618                   587
---------------------------------------------------------------------------------------------------------------

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.6 percent of sales in the second quarter of fiscal 2000 and 5.7 percent of sales in the second quarter of fiscal 1999. Third-party warranty revenue declined to 4.3 percent of sales in this year's second quarter from 4.5 percent in the same period last year. The declines in gross dollar sales and third-party warranty revenue reflect the impact of lower average retail prices on consumer demand for the related warranties in many categories and increased sales of some products that carry lower warranty penetration rates. The total extended warranty revenue that is reported in total sales was 4.5 percent of sales in this year's second quarter versus 5.1 percent in the second quarter of last fiscal year.

The percentage of merchandise sales represented by each category is listed below:


============================================================================================
                                2nd Quarter                         Six  Months
                       ---------------------------------------------------------------------

                       Fiscal 2000       Fiscal 1999      Fiscal 2000       Fiscal 1999
--------------------------------------------------------------------------------------------
TV                          17 %              16 %             18 %              17 %
--------------------------------------------------------------------------------------------
VCR/Camcorders              12                13               12                13
--------------------------------------------------------------------------------------------
Audio                       14                15               15                15
--------------------------------------------------------------------------------------------
Home Office                 28                26               27                26
--------------------------------------------------------------------------------------------
Appliances                  18                19               17                18
--------------------------------------------------------------------------------------------
Other                       11                11               11                11
--------------------------------------------------------------------------------------------
 TOTAL                     100 %             100 %            100 %             100 %
--------------------------------------------------------------------------------------------


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

Cost of Sales, Buying and Warehousing

For the quarter ended August 31, 1999, the gross profit margin increased to 25.0 percent of sales from 24.9 percent in the same period last year. The gross profit margin was 24.7 percent of sales for the first six months of fiscal 2000 compared with 24.5 percent for the same period last year. The margin reflects the combined impact of the merchandise sales mix, improvements in inventory management and a competitive pricing and promotional environment.

Selling, General and Administrative Expenses

The Group's selling, general and administrative expense ratio was 20.1 percent of sales in the second quarter of fiscal 2000, down from 21.1 percent in the second quarter of fiscal 1999. For the first six months of fiscal 2000, the expense ratio was 20.8 percent compared with 21.4 percent for the same period last year. The comparable store sales growth was a primary contributor to the improved expense ratio.

Interest Expense

Interest expense decreased to 0.2 percent of sales in the second quarter of fiscal 2000 compared with 0.3 percent of sales for the same period last year. For the six months ended August 31, 1999, interest expense decreased to 0.1 percent of sales compared with 0.3 percent for the same period last year. The decrease is a result of the reduction in the Circuit City Group's allocation of pooled debt.

Earnings Before Inter-Group Interest in the CarMax Group

Excluding the retained interest in the CarMax Group, earnings from continuing operations for the Circuit City Group for the second quarter increased 54 percent to $71.2 million from $46.1 million for the same period last year. For the six-month period, earnings before the Inter-Group Interest in the CarMax Group were $110.5 million, an increase of 58 percent from $69.9 million for the same period last year. Excluding CarMax, the earnings per share from continuing operations of the Circuit City Group rose 52 percent to 35 cents in the second quarter this year compared with 23 cents for the same period last year. For the six-month period ended August 31, 1999, the earnings per share from continuing operations of the Circuit City Group before the

Inter-Group Interest in the CarMax Group rose 54 percent to 54 cents compared with 35 cents for the same period last year. Management expects full-year earnings growth for the Circuit City business of at least 30 percent.

Net Earnings Related to Inter-Group Interest in the CarMax Group

During the second quarter, the net earnings attributed to the Circuit City Group's Inter-Group Interest in the CarMax Group were $2.5 million compared with a net loss of $2.3 million for the same period last year. For the first six months of fiscal 2000, net earnings attributed to the Circuit City Group's Inter-Group Interest in the CarMax Group were $4.5 million compared with a net loss of $4.8 million for the same period last year.

Earnings from Continuing Operations

Earnings from continuing operations for the quarter ended August 31, 1999, increased 68 percent to $73.7 million from $43.8 million in the same period last year. Earnings from continuing operations for the six months ended August 31, 1999, increased 77 percent to $115.1 million from $65.1 million in the same period last year. Earnings per share from continuing operations in the second quarter of fiscal 2000 increased 64 percent to 36 cents from 22 cents for the same period last year. Earnings per share from continuing operations in the first six months of fiscal 2000 increased 70 percent to 56 cents from 33 cents for the same period last year.

Loss from Discontinued Operations

On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after tax, on the consolidated and the Circuit City Group statements of operations for the periods presented.

For the quarter ended August 31, 1999, the discontinued Divx operations had no impact on the earnings of the Circuit City Group. Results for the second quarter of last year include a loss of $11.6 million after an income tax benefit of $7.1 million related to the Divx operations. For the six months ended August 31, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million, compared with $19.7 million after an income tax benefit of $12.0 million in the prior year. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in the six-month period ended August 31, 1999. The loss on the disposal includes a provision of $3.0 million, after tax, for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination cost, employee severance and benefit costs and other contractual commitments.

Net Earnings (Loss)

Net earnings for the Circuit City Group were $73.7 million in this year's second quarter compared with $32.1 million in last year's second quarter. For the six-month period ended August 31, 1999, the net loss for the Circuit City Group was $15.2 million compared with net earnings of $45.4 million for the same period last year.

Liquidity and Capital Resources

Total assets at August 31, 1999, were $3.2 billion. Merchandise inventory increased $213.5 million to support anticipated sales and new and future store openings. Accounts payable have increased $201.2 million since the end of fiscal 1999.

During the first half of the fiscal year, $175.0 million of long-term debt due in May 2000 was reclassified to short-term debt. While the Company has the ability to refinance this amount, the current intention is to pay the debt using existing working capital. At August 31, 1999, $71.5 million of the debt was allocated to the Circuit City Group.

The Circuit City Group's finance operation has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of August 31, 1999, the master trust program had a total program capacity of $1.60 billion. The Circuit City Group's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of August 31, 1999, the bankcard master trust program had a total program capacity of $1.75 billion. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the Circuit City Group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At August 31, 1999, the Company also maintained $365 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

Management believes that proceeds from sales of property and equipment and receivables, future increases in the Company's debt allocated to the Circuit City Group, proceeds of equity issuances and cash generated by operations will be sufficient to fund the Circuit City Group's capital expenditures and operations.

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

As of August 31, 1999, the Circuit City Group's private-label and bankcard portfolios had not changed significantly since February 28, 1999.

Year 2000

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Year 2000 issue and its impact on the Circuit City Group's financial statements.

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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                              Aug. 31, 1999         Feb. 28, 1999
                                                              -------------         -------------
                                                               (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                      $     35,710          $    17,679
Net accounts receivable                                             143,559               97,364
Inventory                                                           286,022              225,460
Prepaid expenses and other current assets                             1,027                  620
                                                               ------------          -----------

Total current assets                                                466,318              341,123

Property and equipment, net                                         225,527              203,946
Other assets                                                         40,565               26,129
                                                               ------------          -----------

TOTAL ASSETS                                                   $    732,410          $   571,198
                                                               ============          ===========

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long term debt                         $    104,713          $     1,250
Accounts payable                                                    100,418               59,838
Short-term debt                                                       4,452                4,605
Accrued expenses and other current liabilities                       14,599                8,556
Deferred income taxes                                                 8,259                7,674
                                                               ------------          -----------

Total current liabilities                                           232,441               81,923

Long-term debt, excluding current installments                      139,731              139,720
Deferred revenue and other liabilities                                6,057                5,015
Deferred income taxes                                                 5,220                4,125
                                                               ------------          -----------

TOTAL LIABILITIES                                                   383,449              230,783

GROUP EQUITY                                                        348,961              340,415
                                                               ------------          -----------

TOTAL LIABILITIES AND GROUP EQUITY                             $    732,410          $   571,198
                                                               ============          ===========

See accompanying notes to group financial statements.




                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)


                                                                  Three Months Ended                    Six Months Ended
                                                                      August 31,                           August 31,
                                                               1999               1998               1999              1998
                                                           ------------       -----------        -----------       ------------

Net sales and operating revenues                           $    535,727       $   400,031        $ 1,021,790       $    746,394

Cost of sales                                                   471,947           353,829            896,014            660,296
                                                           ------------       -----------        -----------       ------------

Gross profit                                                     63,780            46,202            125,776             86,098
                                                           ------------       -----------        -----------       ------------

Selling, general and administrative expenses                     55,918            49,746            111,822             94,664

Interest expense                                                  2,647             1,316              4,330              1,565
                                                           ------------       -----------        -----------       ------------

Total expenses                                                   58,565            51,062            116,152             96,229
                                                           ------------       -----------        -----------       ------------

Earnings (loss) before income taxes                               5,215            (4,860)             9,624            (10,131)

Income tax provision (benefit)                                    1,982            (1,895)             3,658             (3,951)
                                                           ------------       -----------        -----------       ------------

Net earnings (loss)                                        $      3,233       $    (2,965)       $     5,966       $     (6,180)
                                                           ============       ===========        ===========       ============

Net earnings (loss) attributed to:

    Circuit City Group common stock                        $      2,458       $    (2,280)       $     4,545       $     (4,759)
    CarMax Group common stock                                       775              (685)             1,421             (1,421)
                                                           ------------       -----------        -----------       ------------
                                                           $      3,233       $    (2,965)       $     5,966       $     (6,180)
                                                           ============       ===========        ===========       ============

Weighted average common shares:

    Basic                                                        23,522            22,580             23,336             22,461
                                                           ============       ===========        ===========       ============
    Diluted                                                      25,673            22,580             25,571             22,461
                                                           ============       ===========        ===========       ============

Net earnings (loss) per share:

    Basic                                                  $       0.03       $     (0.03)       $      0.06       $      (0.06)
                                                           ============       ===========        ===========       ============
    Diluted                                                $       0.03       $     (0.03)       $      0.06       $      (0.06)
                                                           ============       ===========        ============      ============

Dividends paid per common share                            $         --       $        --        $        --       $         --
                                                           ============       ===========        ===========       ============


See accompanying notes to group financial statements.



                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Six Months Ended
                                                                                                     August 31,
                                                                                            1999                   1998
                                                                                        --------------        -------------

Operating Activities:
Net earnings (loss)                                                                     $        5,966        $      (6,180)
Adjustments to reconcile net earnings (loss) to net
    cash used in operating activities:
    Depreciation and amortization                                                                6,807                4,321
    Provision for deferred income taxes                                                          1,680                   (1)
    Changes in operating  assets and  liabilities,  net of effects from business acquisitions:
       Increase in deferred revenue and other liabilities                                        1,042                  830
       Increase in net accounts receivable                                                     (46,195)             (28,518)
       Increase in inventory                                                                   (42,339)             (36,864)
       Increase in prepaid expenses and other current assets                                      (407)              (1,876)
       Decrease (increase) in other assets                                                         421               (1,450)
       Increase in accounts payable, accrued expenses and other
          current liabilities                                                                   46,623                5,541
                                                                                        --------------        -------------
Net cash used in operating activities                                                          (26,402)             (64,197)
                                                                                        --------------        --------------


Investing Activities:
Cash used in business acquisitions                                                             (34,849)                  --
Purchases of property and equipment                                                            (28,259)             (93,868)
Proceeds from sales of property and equipment                                                    1,640               63,322
                                                                                        --------------        -------------
Net cash used in investing activities                                                          (61,468)             (30,546)
                                                                                        --------------        -------------


Financing Activities:
(Decrease) increase in allocated short-term debt, net                                             (153)               5,432
Increase in allocated long-term debt, net                                                      103,474               80,032
Equity issuances, net                                                                            2,580                1,675
                                                                                        --------------        -------------
Net cash provided by financing activities                                                      105,901               87,139
                                                                                        --------------        -------------

Increase (decrease) in cash and cash equivalents                                                18,031               (7,604)
Cash and cash equivalents at beginning of year                                                  17,679               26,412
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $       35,710        $      18,808
                                                                                        ==============        =============


See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Notes to Group Financial Statements


1.   Basis of Presentation

     The Company, which is comprised of Circuit City Stores, Inc. and its subsidiaries, has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which is discontinued. The CarMax Group Common Stock is intended to track the performance of the CarMax operations. The Circuit City Group held a 76.0 percent interest in the CarMax Group at August 31, 1999, a 76.6 percent interest at February 28, 1999, and a 76.8 percent interest at August 31, 1998.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their financial statements, holders of Circuit City Stock and holders of CarMax Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and in the Company's 1999 annual report to shareholders.

2.   Accounting Policies

     The financial statements of the CarMax Group conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

3.   Accounting for the Costs of Start-Up Activities

     Effective March 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities, including organization and pre-opening costs, to be expensed as incurred. Prior to fiscal 2000, Circuit City capitalized pre-opening costs for new store locations. Beginning in the month after the store opened for business, the pre-opening costs were amortized over the remainder of that fiscal year. Management has determined that SOP 98-5 does not have a material impact on the Company's financial position, annual results of operations or cash flows.

4.   Net Earnings (Loss) per Share

     The calculation of net earnings (loss) per share is presented below:

                                                                   Three Months Ended                 Six Months Ended
     (Amounts in thousands                                             August 31,                        August 31,
     except per share data)                                      1999            1998              1999            1998
     --------------------------------------------------------------------------------------------------------------------

     Weighted average common shares.......................       23,522          22,580            23,336          22,461
     Dilutive potential common shares:
        Options...........................................        1,997              --             2,063              --
        Restricted stock..................................          154              --               172              --
                                                            ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares..................       25,673          22,580            25,571          22,461
                                                            ===========================       ===========================

     Income (loss) available to common shareholders.......  $       775     $      (685)       $    1,421     $    (1,421)
     Basic net earnings (loss) per share..................  $      0.03     $     (0.03)       $     0.06     $     (0.06)
     Diluted net earnings (loss) per share................  $      0.03     $     (0.03)       $     0.06     $     (0.06)

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month and six-month periods ended August 31, 1999, options to purchase 1,655,871 shares of CarMax Group Stock at prices ranging from $6.06 to $16.31 per share were outstanding and not included in the calculation.

5.   Gain or Loss on Securitizations

     For transfers that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. The net gain on sales of receivables for the CarMax Group's finance operation was $931,000 for the second quarter of this fiscal year compared with $2.2 million for the same period last fiscal year. The net gain on sales of receivables for the CarMax Group's finance operation totaled $2.7 million for the six-month period ended August 31, 1999, compared with $4.8 million for the six-month period ended August 31, 1998.

6.   Interest Rate Swaps

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $1.04 million at August 31, 1999, compared with a loss of $2.20 million at February 28, 1999.

     On behalf of the CarMax Group, during the quarter the Company entered into a 40-month amortizing swap with a notional amount of approximately $150 million related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was $553 million at August 31, 1999, and $500 million at February 28, 1999. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

7.   Business Acquisitions

     During the second quarter, CarMax acquired the Nissan franchise rights and related assets of one new-car dealership for an aggregate cost of $3.6 million. The acquisition was financed through available cash resources. Costs in excess of the fair value of the acquired net tangible assets, primarily inventory, have been recorded as goodwill and covenants not to compete. The acquisition was accounted for under the purchase method and the results of the operations of the acquired franchise have been included in the accompanying Group financial statements since the date of acquisition. Pro-forma information related to the acquisition is not included as the impact of the acquisition on the accompanying Group financial statements is not deemed to be material.

                                     ITEM 2.

                CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Total sales for the CarMax Group rose 34 percent for the quarter ended August 31, 1999, to $535.7 million from $400.0 million in last year's second quarter. For the six months ended August 31, 1999, total sales were $1.02 billion, an increase of 37 percent from $746.4 million in the same period last year. Used-car sales trends were consistent with the first quarter results. New-car sales remained strong. The addition of 13 store locations since the second quarter of last fiscal year and additional new-car franchises produced the Group's total sales increase.

CarMax's comparable store sales changes for the second quarter and first six months of fiscal years 2000 and 1999 were as follows:

================================================================================
            FY 00                    2nd Quarter               Six Months
------------------------------ ------------------------ ------------------------
    JUN      JUL       AUG        FY 00      FY 99         FY 00          FY 99
--------------------------------------------------------------------------------
   (13%)     (3%)      (2%)       (6%)         0%           (5%)           0%
--------------------------------------------------------------------------------

During the quarter, CarMax opened one used-car superstore, located in Nashville, Tenn. Early in the quarter, the company purchased the Nissan franchise rights held by Town & Country Pontiac Nissan, Inc. in Perryhall, Md., and added that franchise to its White Marsh, Md., superstore. On September 1, 1999, CarMax opened a used-car superstore in Duarte, Calif. The CarMax Group anticipates opening two used-car satellite locations and a new facility for its Laurel Toyota franchise adjacent to the Laurel, Md., superstore during the remainder of the fiscal year.

The table below details CarMax retail units:

===============================================================================================================================
                                              Stores Open At End of Quarter              Estimate
                                        -------------------------------------------
                                           Aug. 31, 1999         Aug. 31, 1998        Feb. 29, 2000         Feb. 28, 1999
-------------------------------------------------------------------------------------------------------------------------------
  "C" and "B" Stores                             12                   14                    13                    12
-------------------------------------------------------------------------------------------------------------------------------
  "A" Stores                                     16                    9                    16                    15
-------------------------------------------------------------------------------------------------------------------------------
  Prototype Satellite Stores                      3                    0                     5                     2
-------------------------------------------------------------------------------------------------------------------------------
  Stand-Alone New-Car Stores                      5                    0                     6                     2
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                                            36                   23                    40                    31
===============================================================================================================================

The table below details CarMax franchises:

==========================================================================================================================
                                               Franchises Open At End of
                                                        Quarter                       Estimate
                                          ----------------------------------
                                          Aug. 31, 1999        Aug. 31, 1998        Feb. 29, 2000        Feb. 28, 1999
==========================================================================================================================
  Integrated New-Car Franchises                    8                    2                     8                   6
--------------------------------------------------------------------------------------------------------------------------
  Stand-Alone New-Car Franchises                  13                    0                    12                  10
--------------------------------------------------------------------------------------------------------------------------
TOTAL                                             21                    2                    20                  16
==========================================================================================================================


For the CarMax Group, gross dollar sales from all extended warranty programs were 3.7 percent of sales in the second quarter of fiscal 2000 compared with 4.4 percent in the same period last year. The increase in sales of new vehicles, which already include manufacturer-provided warranties and thus carry lower warranty penetration rates, contributed to the decline. Third-party warranty revenue decreased to 1.6 percent of sales in this year's second quarter from 2.0 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.6 percent of sales in this year's second quarter versus 2.0 percent in last year's second quarter.

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

Cost of Sales

The CarMax Group's gross profit margin increased to 11.9 percent of sales in the second quarter of fiscal 2000 from 11.5 percent for the same period last year. For the six months ended August 31, 1998, the gross profit margin was 12.3 percent compared with 11.5 percent for the same period last year. CarMax's profit improvement plan, which includes better inventory management, increased retail service sales, pricing adjustments and the addition of consumer electronics accessory sales produced the improved gross margin.

Selling, General and Administrative Expenses

The CarMax Group's selling, general and administrative expense ratio was 10.4 percent of sales in the second quarter of fiscal 2000 compared with 12.4 percent of sales for the same period last year. For the six-month period ended August 31, 1999, the expense ratio was 10.9 percent of sales compared with 12.7 percent in the same period last year. The expense leverage generated by the total sales increase and effective cost controls that include more efficient advertising programs, improved store staffing ratios and tightly managed corporate overhead reduced the expense ratio.

Interest Expense

Interest expense increased to 0.5 percent of sales in the second quarter of fiscal 2000 compared with 0.3 percent of sales for the same period last year. For the six-month period ended August 31, 1999, interest expense was 0.4 percent compared with 0.2 percent for the same period last year. The increase reflects a rise in CarMax's allocation of pooled debt.

Net Earnings (Loss)

For the second quarter, the CarMax Group reported net earnings of $3.2 million versus a net loss of $3.0 million for the same period last year. For the second quarter, the net earnings attributed to the CarMax Group stock were $775,000, compared with a net loss attributed to the CarMax Group stock of $685,000 for the same period last year. The net earnings per share attributed to the CarMax Group Common Stock were three cents for the second quarter of fiscal 2000 compared with a net loss per share of three cents for the same period last year.

The net earnings for the six-month period ended August 31, 1999, were $6.0 million compared with a net loss of $6.2 million for the same period last year. For the six-month period ended August 31, 1999, the net earnings attributed to the CarMax Group stock were $1.4 million, compared with a net loss attributed to the CarMax Group stock of $1.4 million for the same period last year. The net earnings per share attributed to the CarMax Group were six cents for the first half of fiscal 2000 compared with a net loss per share of six cents for the same period last year. CarMax's first-half performance reinforces management's expectation for an improved full-year performance in the modest loss to break-even range. Rather than expand in the Los Angeles market, CarMax will for the foreseeable future continue to focus on improving profitability in existing markets, especially the multi-store markets in Florida, Texas and Illinois. The Group expects to open additional satellite stores and new-car franchises integrated with used-car superstores, but plans limited, if any, expansion into new markets.

Liquidity and Capital Resources

Total assets at August 31, 1999, were $732.4 million, an increase of $161.2 million, or 28 percent, from $571.2 million at February 28, 1999. Inventory increased $60.6 million to support new stores. Net accounts receivable increased by $46.2 million, reflecting an increase in auto loans.

During the first half of the fiscal year, $175.0 million of long-term debt due in May 2000 was reclassified to short-term debt. While the Company has the ability to refinance this amount, the current intention is to pay the debt using existing working capital. Payment of corporate debt will not necessarily result in a reduction of CarMax Group allocated debt (see Note 1). At August 31, 1999, $103.5 million of the debt was allocated to the CarMax Group.

As of August 31, 1999, the Company's asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group, allowed for the transfer of up to $700 million in auto loan receivables. The Company anticipates that it will be able to expand its securitization programs to meet future needs through private placement and the public market.

The Group relies on the Company's external debt allocated to the CarMax Group to fund operating deficits and to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables, proceeds of equity offerings and sale-leasebacks of real estate. At August 31, 1999, the Company also maintained $365 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

In late fiscal 1999, management established a CarMax inventory financing program that is renewable annually; however, as of August 31, 1999, CarMax had not yet used this program. Management believes that proceeds from the sales of property and equipment and receivables, proceeds of equity offerings, other equity issuances, future increases in the Company's debt allocated to the CarMax Group and cash generated by operations will be sufficient to fund the CarMax Group's capital expenditures and operations.

Market Risk

The Company manages the installment loan portfolio of the CarMax Group's finance operation. Portions of this portfolio are securitized and, therefore, are not presented on the Group's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the Company has managed with matched funding and interest rate swaps.

Total principal outstanding for fixed-rate automobile loans at August 31 and February 28, 1999, was as follows:

(Amounts in millions)                        August 31            February 28
-----------------------------------------------------------------------------
Fixed APR..............................    $     779               $      592

Financing for these receivables is achieved through bank conduit securitizations that, in turn, issue floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at August 31 and February 28, 1999, were as follows:

(Amounts in millions)                        August 31            February 28
-----------------------------------------------------------------------------

Floating-rate securitizations
   synthetically altered to fixed.......    $    553                $     500
Floating-rate securitizations...........         142                       39
Held by the Company:
   For investment.......................          48                       38
   For sale.............................          36                       15
                                            ---------------------------------
Total .................................     $    779                $     592
                                            =================================



Because of the programs in place to manage interest rate exposure relating to its installment loan portfolio, the Company expects to experience relatively little impact as interest rates fluctuate in the future.

Year 2000

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Year 2000 issue and its impact on the CarMax Group's financial statements.

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




October 15, 1999