Form 10-Q
period 1999-11-30
CIRCUIT CITY STORES INC
filed 2000-01-14
CIK 104599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended November 30, 1999

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

               Yes    X                                         No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                    Class                                            Outstanding at December 31, 1999


Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                    203,555,653
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                           24,141,509

An Index is included on Page 2 and a separate Index for Exhibits is included on Page 38.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                               Page
                                                                                                No.

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Financial Statements:

                     Consolidated Balance Sheets -
                     November 30, 1999, and February 28, 1999                                    4

                     Consolidated Statements of Earnings -
                     Three Months and Nine Months Ended November 30, 1999, and 1998              5

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended November 30, 1999, and 1998                               6

                     Notes to Consolidated Financial Statements                                  7

                  Circuit City Group Financial Statements:

                     Circuit City Group Balance Sheets -
                     November 30, 1999, and February 28, 1999                                   18

                     Circuit City Group Statements of Earnings -
                     Three Months and Nine Months Ended November 30, 1999, and 1998             19

                     Circuit City Group Statements of Cash Flows -
                     Nine Months Ended November 30, 1999, and 1998                              20

                     Notes to Circuit City Group Financial Statements                           21

                  CarMax Group Financial Statements:

                     CarMax Group Balance Sheets -
                     November 30, 1999, and February 28, 1999                                   29

                     CarMax Group Statements of Operations -
                     Three Months and Nine Months Ended November 30, 1999, and 1998             30

                     CarMax Group Statements of Cash Flows -
                     Nine Months Ended November 30, 1999, and 1998                              31

                     Notes to CarMax Group Financial Statements                                 32

      Item 2.     Management's Discussion and Analysis:

                     Circuit City Stores, Inc. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                           12

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                           24

                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                           34

                                  Page 2 of 39

PART II.             OTHER INFORMATION

      Item 5.        Other Information                                                          38

      Item 6.        Exhibits and Reports on Form 8-K                                           38


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                         Nov. 30, 1999         Feb. 28, 1999
                                                                                          (Unaudited)

ASSETS
Current assets:

Cash and cash equivalents                                                               $       75,845        $     265,880
Net accounts receivable                                                                        648,661              574,316
Inventory                                                                                    2,385,820            1,517,675
Prepaid expenses and other current assets                                                       82,960               36,644
                                                                                        --------------        -------------

Total current assets                                                                         3,193,286            2,394,515

Property and equipment, net                                                                  1,007,121            1,005,773
Other assets                                                                                    47,228               44,978
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    4,247,635        $   3,445,266
                                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Current installments of long-term debt                                                  $      177,785        $       2,707
Accounts payable                                                                             1,209,817              799,733
Short-term debt                                                                                288,392                8,016
Accrued expenses and other current liabilities                                                 141,638              143,585
Deferred income taxes                                                                           46,280                9,764
                                                                                        --------------        -------------

Total current liabilities                                                                    1,863,912              963,805

Long-term debt, excluding current installments                                                 250,309              426,585
Deferred revenue and other liabilities                                                         120,466              112,085
Deferred income taxes                                                                           31,089               37,661
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            2,265,776            1,540,136
                                                                                        --------------        -------------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
     350,000,000 shares authorized; 203,494,000 shares
     issued and outstanding as of November 30, 1999                                            101,747               50,410
CarMax Group common stock, $0.50 par value;
     175,000,000 shares authorized; 24,066,000 shares
     issued and outstanding as of November 30, 1999                                             12,033               11,558
Capital in excess of par value                                                                 573,400              575,686
Retained earnings                                                                            1,294,679            1,267,476
                                                                                        --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                                   1,981,859            1,905,130
                                                                                        --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    4,247,635        $   3,445,266
                                                                                        ==============        =============

See accompanying notes to consolidated financial statements.



                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    November 30,                         November 30,
                                                              1999               1998              1999             1998
                                                         --------------     -------------     -------------      ------------
Net sales and operating revenues                         $    2,984,607     $    2,618,198     $   8,633,983     $  7,407,086
Cost of sales, buying and warehousing                         2,313,697          2,025,050         6,692,063        5,736,206
                                                         --------------     --------------     -------------     ------------
Gross profit                                                    670,910            593,148         1,941,920        1,670,880
                                                         --------------     --------------     -------------     ------------
Selling, general and administrative expenses                    581,216            535,419         1,653,710        1,496,777
Interest expense                                                  6,504              7,714            17,098           21,359
                                                         --------------     --------------     -------------     ------------
Total expenses                                                  587,720            543,133         1,670,808        1,518,136
                                                         --------------     --------------     -------------     ------------
Earnings from continuing operations
    before income taxes                                          83,190             50,015           271,112          152,744
Provision for income taxes                                       31,612             19,006           103,023           58,044
                                                         --------------     --------------     -------------     ------------
Earnings from continuing operations                              51,578             31,009           168,089           94,700
                                                         --------------     --------------     -------------     ------------
Discontinued operations:
    Loss from discontinued operations of Divx,
     less income tax benefit                                         --            (16,765)          (16,215)         (36,461)
    Loss on disposal of Divx, including
     provision for losses during phase-out
     period, less income tax benefit                                 --                 --          (114,025)              --
                                                         --------------     --------------     -------------     ------------
Loss from discontinued operations                                    --            (16,765)         (130,240)         (36,461)
                                                         --------------     --------------     -------------     ------------
Net earnings                                             $       51,578     $       14,244     $      37,849     $     58,239
                                                         ==============     ==============     =============     ============
Net earnings (loss) attributed to:
    Circuit City Group common stock:
       Continuing operations                             $       52,335     $       32,710     $     167,425     $     97,822
       Discontinued operations                                       --            (16,765)         (130,240)         (36,461)
    CarMax Group common stock                                      (757)            (1,701)              664           (3,122)
                                                         --------------     --------------     -------------     ------------
                                                         $       51,578     $       14,244     $      37,849     $     58,239
                                                         ==============     ==============     =============     ============
Weighted average common shares:
    Circuit City Group:
       Basic                                                    201,610            198,616           201,128          198,060
                                                         ==============     ==============     =============     ============
       Diluted                                                  204,525            200,721           204,180          200,486
                                                         ==============     ==============     =============     ============
    CarMax Group:
       Basic                                                     23,836            22,692             23,502           22,537
                                                         ==============     =============      =============     ============
       Diluted                                                   23,836            22,692             25,658           22,537
                                                         ==============     =============      =============     ============
Net earnings (loss) per share:
    Circuit City Group:
       Basic:
         Continuing operations                           $         0.26     $       0.16       $        0.83     $       0.49
                                                         ==============     ============       =============     ============
         Discontinued operations                         $           --     $      (0.08)      $       (0.65)    $      (0.18)
                                                         ==============     ============       =============     ============
         Net earnings                                    $         0.26     $       0.08       $        0.18     $       0.31
                                                         ==============     ============       =============     ============
       Diluted:
         Continuing operations                           $         0.26     $       0.16       $        0.82     $       0.49
                                                         ==============     ============       =============     ============
         Discontinued operations                         $           --     $      (0.08)      $       (0.64)    $      (0.18)
                                                         ==============     ============       =============     ============
         Net earnings                                    $         0.26     $       0.08       $        0.18     $       0.31
                                                         ==============     ============       =============     ============
    CarMax Group:
       Basic                                             $        (0.03)    $      (0.07)      $        0.03     $      (0.14)
                                                         ==============     ============       =============     ============
       Diluted                                           $        (0.03)    $      (0.07)      $        0.03     $      (0.14)
                                                         ==============     ============       =============     ============
Dividends paid per common share:
    Circuit City Group common stock                      $       0.0175     $     0.0175       $      0.0525     $     0.0525
                                                         ==============     ============       =============     ============
    CarMax Group common stock                            $           --     $         --       $          --     $         --
                                                         ==============     ============       =============     ============

See accompanying notes to consolidated financial statements.


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Nine Months Ended
                                                                                                    November 30,

                                                                                             1999                  1998
                                                                                        --------------        -------------
Operating Activities:

Net earnings                                                                            $       37,849        $      58,239
Adjustments to reconcile net earnings to net cash
    used in operating activities of continuing operations:
    Loss from discontinued operations                                                           16,215               36,461
    Loss on disposal of discontinued operations                                                114,025                   --
    Depreciation and amortization                                                              106,594               97,574
    (Gain) loss on sales of property and equipment                                                (238)               1,412
    Provision for deferred income taxes                                                         33,734               13,978
    Changes in operating  assets and  liabilities,  net of effects from business acquisitions:
       Decrease in deferred revenue and other liabilities                                      (25,119)             (11,174)
       Increase in net accounts receivable                                                     (74,316)             (33,219)
       Increase in inventory                                                                  (881,178)            (785,932)
       Decrease (increase) in prepaid expenses and other current assets                         13,095              (25,666)
       Decrease (increase) in other assets                                                       5,481                 (430)
       Increase in accounts payable, accrued expenses and
          other current liabilities                                                            391,241              355,365
                                                                                        --------------        -------------
Net cash used in operating activities of continuing operations                                (262,617)            (293,392)
                                                                                        --------------        -------------

Investing Activities:

Cash used in business acquisitions                                                             (34,849)              (7,557)
Purchases of property and equipment                                                           (184,219)            (286,968)
Proceeds from sales of property and equipment                                                   61,116              159,429
                                                                                        --------------        -------------
Net cash used in investing activities of continuing operations                                (157,952)            (135,096)
                                                                                        --------------        -------------

Financing Activities:

Proceeds from issuance of short-term debt, net                                                 280,376              456,502
Principal payments on long-term debt                                                            (1,198)              (1,043)
Issuances of Circuit City Group common stock, net                                               46,070               31,916
Issuances of CarMax Group common stock, net                                                      3,456                2,327
Dividends paid on Circuit City Group common stock                                              (10,646)             (10,467)
                                                                                        --------------        -------------
Net cash provided by financing activities of continuing operations                             318,058              479,235
                                                                                        --------------        -------------

Cash used in discontinued operations                                                           (87,524)             (49,354)
                                                                                        --------------        -------------

(Decrease) increase in cash and cash equivalents                                              (190,035)               1,393
Cash and cash equivalents at beginning of year                                                 265,880              116,612
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                              $       75,845        $     118,005
                                                                                        ==============        =============

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The Company, which is comprised of Circuit City Stores, Inc. and its subsidiaries, has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which is discontinued (see Note 9). The CarMax Group Common Stock is intended to track the performance of the CarMax operations. The Circuit City Group held a 75.8 percent interest in the CarMax Group at November 30, 1999, a 76.6 percent interest at February 28, 1999, and a 76.8 percent interest at November 30, 1998.

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

3.   Accounting for the Costs of Start-Up Activities

     Effective March 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities, including organization and pre-opening costs, to be expensed as incurred. Prior to fiscal 2000, the Company capitalized pre-opening costs for new store locations. Beginning in the month after the store opened for business, the pre-opening costs were amortized over the remainder of the fiscal year. Management has determined that SOP 98-5 does not have a material impact on the Company's financial position, annual results of operations or cash flows.

4.   Prepaid Expenses and Other Current Assets

     Income taxes receivable, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, were $56,390,000 at November 30, 1999, and $7,143,000 at February 28, 1999.

5.   Net Earnings (Loss) per Share

     Reconciliations of the numerator and denominator of basic and diluted net earnings (loss) per share are presented below:

                                                                 Three Months Ended                 Nine Months Ended
     (Amounts in thousands                                          November 30,                      November 30,
     except per share data)                                    1999            1998              1999            1998
     ------------------------------------------------------------------------------------------------------------------

     Circuit City Group:

     Weighted average common shares.....................      201,610        198,616           201,128         198,060
     Dilutive potential common shares:
        Options.........................................        2,092            994             2,216           1,632
        Restricted stock................................          823          1,111               836             794
                                                          --------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares................      204,525        200,721           204,180         200,486
                                                          ==========================       ===========================

     Income from continuing operations..................  $    52,335     $   32,710       $   167,425     $    97,822
     Loss from discontinued operations..................           --        (16,765)         (130,240)        (36,461)
                                                          --------------------------       ---------------------------
     Income available to common shareholders............  $    52,335     $   15,945       $    37,185     $    61,361
                                                          ==========================       ===========================

     Basic net earnings (loss) per share:

        Continuing operations...........................  $      0.26     $     0.16        $     0.83      $     0.49
        Discontinued operations.........................           --          (0.08)            (0.65)          (0.18)
                                                          --------------------------        --------------------------
        Net earnings per share..........................  $      0.26     $     0.08        $     0.18      $     0.31
                                                          ==========================        ==========================
     Diluted net earnings (loss) per share:

        Continuing operations...........................  $      0.26     $     0.16        $     0.82      $     0.49
        Discontinued operations.........................           --          (0.08)            (0.64)          (0.18)
                                                          --------------------------        --------------------------
        Net earnings per share..........................  $      0.26     $     0.08        $     0.18      $     0.31
                                                          ==========================        ==========================

     CarMax Group:

     Weighted average common shares.....................       23,836         22,692            23,502          22,537
     Dilutive potential common shares:
        Options.........................................           --             --             1,981              --
        Restricted stock................................           --             --               175              --
                                                          --------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares................       23,836         22,692            25,658          22,537
                                                          ==========================       ===========================

     (Loss) income available to common shareholders.....  $      (757)    $   (1,701)       $       664     $   (3,122)
     Basic net (loss) earnings per share................  $     (0.03)    $    (0.07)       $      0.03     $    (0.14)
     Diluted net (loss) earnings per share..............  $     (0.03)    $    (0.07)       $      0.03     $    (0.14)

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month and nine-month periods ended November 30, 1998, options to purchase 2,000,000 shares of Circuit City Group Stock at $29.50 per share were outstanding and not included in the calculation.

     For the nine-month period ended November 30, 1999, options to purchase 1,721,391 shares of CarMax Group Stock at prices ranging from $3.91 to $16.31 per share were outstanding and not included in the calculation.

6.   Gain or Loss on Securitizations

     For transfers that qualify as sales, the Company recognizes gains or losses as a component of the Company's finance operations. Amortization of prior-period gains on securitizations for the Circuit City Group's finance operation exceeded current-period gains in the third quarter by $100,000 compared with a net gain of $1.2 million for the same period last fiscal year. Amortization of prior-period gains on securitizations for the Circuit City Group's finance operation exceeded current-period gains by $2.0 million for the nine-month period ended November 30, 1999, compared with a net gain of $700,000 for the nine-month period ended November 30, 1998. Amortization of prior-period gains on receivables for the CarMax Group's finance operation exceeded current-period gains by $2.6 million for the third quarter of this fiscal year compared with a net gain of $2.7 million for the same period last fiscal year. The net gain on sales of receivables for the CarMax Group's finance operation totaled $94,000 for the nine-month period ended November 30, 1999, compared with $7.5 million for the nine-month period ended November 30, 1998.

7.   Interest Rate Swaps

     In October 1994, the Company entered into five-year interest rate swap agreements with notional amounts totaling $300 million relating to a public issuance of securities by the master trust. These swaps terminated in November 1999 as the related securities in the master trust matured.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $471,000 at November 30, 1999, compared with a loss of $2.2 million at February 28, 1999.

     On behalf of the CarMax Group, during the quarter the Company entered into two 40-month amortizing swaps with notional amounts totaling approximately $160 million related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was $153 million at November 30, 1999, and $500 million at February 28, 1999. The reduction in the total notional amount of the CarMax interest rate swaps relates to the replacement of floating rate securitizations with a $644 million fixed-rate securitization during the quarter. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

8.   Operating Segment Information

     The Company conducts business in two operating segments: Circuit City and CarMax. These segments are identified and managed by the Company based on the different products and services offered by each. Circuit City refers to the retail operations bearing the Circuit City name and to all related operations such as the Circuit City Group's finance operation. This segment is engaged in the business of selling brand-name consumer electronics, personal computers, major appliances and entertainment software. CarMax refers to the used- and new-car retail locations bearing the CarMax name and to all related operations such as the CarMax Group's finance operation. Divx is no longer included as an operating segment because it was discontinued on June 16, 1999. Prior year financial information has been adjusted to reflect this change. Financial information for these segments for the three- and nine-month periods ended November 30, 1999, and 1998, is presented on the following page.

     Three Months Ended November 30, 1999

                                                                                           Total Operating
     (Amounts in thousands)                             Circuit City       CarMax              Segments
     -----------------------------------------------------------------------------------------------------
     Revenues from external customers.................. $ 2,495,649     $   488,958         $ 2,984,607
     Interest expense..................................       3,696           2,808               6,504
     Depreciation and amortization.....................      34,530           4,358              38,888
     Earnings (loss) from continuing operations
          before income taxes..........................      88,249          (5,059)             83,190
     Provision (benefit) for income taxes..............      33,535          (1,923)             31,612
     Earnings (loss) from continuing operations........      54,714          (3,136)             51,578
     Total assets...................................... $ 3,562,213     $   684,304         $ 4,246,517

     Three Months Ended November 30, 1998

                                                                                           Total Operating
     (Amounts in thousands)                             Circuit City       CarMax              Segments
     -----------------------------------------------------------------------------------------------------
     Revenues from external customers.................. $ 2,272,258     $   345,940         $ 2,618,198
     Interest expense..................................       5,925           1,789               7,714
     Depreciation and amortization.....................      28,040           2,353              30,393
     Earnings (loss) from continuing operations
          before income taxes..........................      62,033         (12,018)             50,015
     Provision (benefit) for income taxes..............      23,693          (4,687)             19,006
     Earnings (loss) from continuing operations........      38,340          (7,331)             31,009
     Total assets...................................... $ 3,538,073     $   550,530         $ 4,088,603


     Nine Months Ended November 30, 1999

                                                                                           Total Operating
     (Amounts in thousands)                             Circuit City       CarMax              Segments
     -----------------------------------------------------------------------------------------------------
     Revenues from external customers.................. $ 7,123,235     $ 1,510,748         $ 8,633,983
     Interest expense..................................       9,960           7,138              17,098
     Depreciation and amortization.....................      95,429          11,165             106,594
     Earnings from continuing operations
          before income taxes..........................     266,547           4,565             271,112
     Provision for income taxes........................     101,288           1,735             103,023
     Earnings from continuing operations...............     165,259           2,830             168,089
     Total assets...................................... $ 3,562,213     $   684,304         $ 4,246,517

     Nine Months Ended November 30, 1998

                                                                                           Total Operating
     (Amounts in thousands)                             Circuit City       CarMax              Segments
     -----------------------------------------------------------------------------------------------------
     Revenues from external customers.................. $ 6,314,752     $ 1,092,334         $ 7,407,086
     Interest expense..................................      18,005           3,354              21,359
     Depreciation and amortization.....................      90,900           6,674              97,574
     Earnings (loss) from continuing operations
          before income taxes..........................     174,893         (22,149)            152,744
     Provision (benefit) for income taxes..............      66,682          (8,638)             58,044
     Earnings (loss) from continuing operations........     108,211         (13,511)             94,700
     Total assets...................................... $ 3,538,073     $   550,530         $ 4,088,603


     Earnings from continuing operations and total assets for Circuit City exclude: (1) the Inter-Group Interest in the CarMax Group and (2) the discontinued Divx operations discussed in Note 9.

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

     For the quarter ended November 30, 1999, the discontinued Divx operations had no impact on the earnings of Circuit City Stores, Inc. Results for the third quarter of last year include a loss of $16.8 million after an income tax benefit of $10.3 million related to the Divx operations. For the nine months ended November 30, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million, compared with $36.5 million after an income tax benefit of $22.5 million in the prior year. In the nine-month period ended November 30, 1999, the loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million. The loss on the disposal includes a provision of $3.0 million, after tax, for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination cost, employee severance and benefit costs and other contractual commitments.

     The net liabilities or assets of the discontinued Divx operations reflected in the accompanying consolidated balance sheet as of November 30, 1999, and February 28, 1999, are comprised of the following:

     (Amounts in thousands)                                   Nov. 30, 1999        Feb. 28, 1999
     -------------------------------------------------------------------------------------------
     Other current assets...................................... $     275             $   25,630
     Property and equipment, net...............................       449                 23,589
     Noncurrent deferred tax asset.............................       394                     --
     Other assets..............................................        --                  7,895
     Current liabilities.......................................   (40,023)               (23,126)
     Noncurrent deferred tax liability.........................        --                 (3,397)
     Other liabilities.........................................   (33,500)                    --
                                                                --------------------------------
     Net (liabilities) assets of discontinued operations....... $ (72,405)           $    30,591
                                                                ================================

10.  Stock Split

     On June 15, 1999, following the approval by the Company's shareholders of an increase in the authorized Circuit City Group Common Stock, the board of directors declared a two-for-one split of the outstanding Circuit City Group Common Stock. Circuit City Group stockholders of record at the close of business on June 30, 1999, were entitled to participate in the stock split, which was payable in the form of a 100 percent stock dividend. The distribution date was July 15, 1999. The share, earnings per share and dividends per share calculations included in the accompanying consolidated financial statements reflect the Circuit City Group two-for-one stock split.

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

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the third quarter of fiscal 2000 were $2.98 billion, an increase of 14 percent from $2.62 billion for the same period last year. For the nine months ended November 30, 1999, total sales were $8.63 billion, a 17 percent increase from $7.41 billion for the same period last year. Throughout the fiscal year, the Circuit City Group has seen strong demand for better-featured products and newer technologies, especially in big-screen televisions, including digital; DIRECTV; DVD; and wireless. In addition to the strong product demand, the Circuit City Group's total sales growth includes continued expansion of its Superstore in new and existing markets. The CarMax Group produced positive comparable store sales increases throughout the quarter and its integrated new-car franchises continued to generate market-leading results for their brands. The addition of 12 store locations since the third quarter of last fiscal year and additional new-car franchises produced the majority of the CarMax Group total sales increase.

For Circuit City, home office was the fastest growing of the major product categories in the third quarter, although, growth in that category moderated late in the quarter. Management believes that the lack of an instant, in-store rebate offer on Internet Service Provider sign ups contributed to the moderation in home office sales. However, sales of better-featured products and newer technologies exceeded management's expectations as they have throughout much of the year. As a result, overall comparable store sales growth was consistent with expectations for the quarter and earnings growth exceeded expectations.

In December, Circuit City introduced a CompuServe 2000 Premier Internet offer. With this offer, Circuit City customers immediately receive a $400 Circuit City Merchandise Card when they sign a three-year contract for CompuServe service. As a result, home office sales were again in line with management's expectations in December.

Early in the fourth quarter, Circuit City announced several significant marketing initiatives. These initiatives include a strategic alliance with America Online, Inc. to provide in-store promotion of AOL products and services and to increase Circuit City's presence on the Internet by featuring the company as an anchor tenant on key Shop@ online destinations on several America Online, Inc. brands. In addition, Circuit City and Sony Electronics announced plans to co-promote Memory Stick(R) media and hardware. Memory Stick is an ultra-small, high-capacity durable media designed to link a family of digital products by capturing and sharing digital content, including images, text or music files. In January, Circuit City announced that it will increase in-store access to its web site. Full access will be available through the AOL displays and access to web store inventory will be available through every point-of-sale terminal in the store. Circuit City expects all three of these initiatives to be available in stores by June 2000.

Comparable store sales changes for the third quarter and first nine months of fiscal years 2000 and 1999 were as follows:

=================================================================================================================
                                       FY 00                         3rd Quarter                 Nine Months
-----------------------------------------------------------------------------------------------------------------
                          SEPT          OCT          NOV         FY 00        FY 99        FY 00        FY 99
--------------------- ------------- ------------ ------------ ------------ ------------ ------------ ------------
Circuit City Group         6%            8%           2%           5%           9%           8%           6%
--------------------- ------------- ------------ ------------ ------------ ------------ ------------ ------------
CarMax Group               2%            4%           3%           3%          (4%)         (2%)         (2%)
=================================================================================================================

During the quarter, Circuit City opened 20 Superstores, including replacements of two consumer electronics-only stores in the Charleston/Huntington, W. Va., market, and one Superstore in the Washington, D.C., market. The Company entered Bangor, Me., and added four Superstores in the New York metropolitan market and one store in each of the following markets: Abilene, Texas; Texarkana/Shreveport, La.; Tupelo, Miss.; Erie, Pa.; Tuscaloosa, Ala.; Los
Angeles,  Calif.;  Orlando,  Fla.; Wheeling,  W. Va.; Fort Myers, Fla.;

Paducah, Ky.; Raleigh, N.C.; and Denver, Colo. Circuit City plans to open an additional Superstore in the Rochester, N.Y., market during the remainder of the fiscal year.

During the quarter, CarMax opened one used-car superstore in Duarte, Calif. In addition, Mitsubishi Motor Sales of America, Inc. granted CarMax a new franchise point, giving CarMax five Mitsubishi franchises. The new franchise is located in Los Angeles, contiguous to CarMax's existing Chrysler-Plymouth-Jeep and Dodge-Dodge Truck dealerships. During the remainder of the fiscal year, the CarMax Group anticipates opening an additional satellite location in each of the Houston and Dallas markets as well as a new facility for its Laurel Toyota franchise adjacent to the Laurel, Md., superstore.

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.5 percent of sales in the third quarter of fiscal 2000 and 5.4 percent of sales in the third quarter of fiscal 1999. Third-party warranty revenue increased to 4.3 percent of sales in this year's third quarter from 4.2 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 4.5 percent of sales in this year's third quarter versus 4.7 percent in the third quarter of last fiscal year.

For the CarMax Group, gross dollar sales from all extended warranty programs were 3.5 percent of sales in the third quarter of fiscal 2000 compared with 4.5 percent in the same period last year. The increase in sales of new vehicles, which already include manufacturer-provided warranties and thus carry lower warranty penetration rates, contributed to the decline. Third-party warranty revenue decreased to 1.5 percent of sales in this year's third quarter from 2.0 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.5 percent of sales in this year's third quarter versus 2.1 percent in last year's third quarter.

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

Cost of Sales, Buying and Warehousing

The gross profit margin was 22.5 percent of sales in the third quarter of fiscal 2000 compared with 22.7 percent in the same period last year. For the nine months ended November 30, 1999, the gross profit margin was 22.5 percent compared with 22.6 for the same period last year.

For the Circuit City Group, the gross profit margin increased to 24.8 percent of sales in the third quarter from 24.4 percent in the same period last year. For the nine months ended November 30, 1999, the gross profit margin was 24.8 percent compared with 24.5 percent for the same period last year. Growing sales of better-featured products and newer technologies helped generate the improved margin.

For the CarMax Group, the gross profit margin decreased to 10.8 percent of sales in the third quarter of fiscal 2000 from 11.5 percent for the same period last year. The decrease primarily reflects the significant increase in new vehicles, which yield lower margins, as a percentage of total vehicle sales. For the nine months ended November 30, 1999, the gross profit margin was 11.8 percent compared with 11.5 percent for the same period last year.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expense ratio was 19.5 percent in the third quarter of fiscal 2000 compared with 20.5 percent for the same period last year. For the nine-month period ended November 30, 1999, the Company's selling, general, and administrative expense ratio was 19.2 percent compared with 20.2 percent for the same period last year.

For the Circuit City Group, the selling, general and administrative expense ratio was 21.1 percent of sales in the third quarter of fiscal 2000 compared with 21.4 percent for the same period last year. For the nine-month period ended November 30, 1999, the expense ratio was 20.9 percent compared with 21.4 percent for the same period last year. The leverage resulting from comparable store sales growth produced the improvement in the expense ratio.

The CarMax Group's selling, general and administrative expense ratio improved to
11.2 percent of sales in the third quarter of fiscal 2000 compared with 14.5 percent of sales for the same period last year. For the nine-month period ended November 30, 1999, the expense ratio was 11.0 percent compared with 13.2 percent for the same period last year. Expense leverage generated by the total sales increase and effective cost controls resulted in the year-over-year improvements in the expense ratio.

Interest Expense

Interest expense was 0.2 percent of sales in the third quarter of fiscal 2000, compared with 0.3 percent for the same period last year. For the nine-month period ended November 30, 1999, interest expense decreased to 0.2 percent of sales compared with 0.3 percent of sales for the same period last year.

For the Circuit City Group, interest expense decreased to 0.2 percent of sales in the third quarter of fiscal 2000 compared with 0.3 percent of sales for the same period last year. For the nine-month period ended November 30, 1999, interest expense decreased to 0.2 percent of sales compared with 0.3 percent of sales for the same period last year.

For the CarMax Group, interest expense increased to 0.6 percent of sales in the third quarter of fiscal 2000 compared with 0.5 percent of sales for the same period last year. For the nine-month period ended November 30, 1999, interest expense increased to 0.5 percent of sales compared with 0.3 percent of sales for the same period last year. The increase is a result of the rise in CarMax's allocation of pooled debt to fund business expansion and working capital.

Earnings from Continuing Operations

Earnings from continuing operations for Circuit City Stores, Inc. were $51.6 million in this year's third quarter compared with $31.0 million in last year's third quarter. For the nine-month period ended November 30, 1999, earnings from continuing operations for Circuit City Stores, Inc. were $168.1 million compared with $94.7 million for the same period last year.

For the Circuit City Group, earnings from continuing operations for the quarter ended November 30, 1999, increased 60 percent to $52.3 million from $32.7 million in the same period last year. Earnings from continuing operations for the nine months ended November 30, 1999, increased 71 percent to $167.4 million from $97.8 million in the same period last year. Management expects full-year earnings growth for the Circuit City business of at least 30 percent.

For the third quarter, the CarMax Group reported a loss from continuing operations of $3.1 million versus $7.3 million for the same period last year. The net earnings for the nine-month period ended November 30, 1999, were $2.8 million compared with a loss of $13.5 million for the same period last year. For the third quarter, the net loss attributed to the CarMax Group stock was $757,000, compared with $1.7 million for the same period last year. For the nine-month period ended November 30, 1999, the earnings attributed to the CarMax Group stock were $664,000, compared with a loss attributed to the CarMax Group stock of $3.1 million for the same period last year. CarMax's year-to-date performance reinforces management's expectation for an improved full-year performance in the modest loss to break-even range.

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

For the quarter ended November 30, 1999, the discontinued Divx operations had no impact on the earnings of Circuit City Stores, Inc. Results for the third quarter of last year include a loss of $16.8 million after an income tax benefit of $10.3 million related to the Divx operations. For the nine months ended November 30, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million, compared with $36.5 million after an income tax benefit of $22.5 million in the prior year. In the nine-month period ended November 30, 1999, the loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million. The loss on the disposal includes a provision of $3.0 million, after tax, for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination cost, employee severance and benefit costs and other contractual commitments.

Net Earnings

Net earnings for Circuit City Stores, Inc. were $51.6 million in this year's third quarter compared with $14.2 million in last year's third quarter. For the nine-month period ended November 30, 1999, the net earnings for Circuit City Stores, Inc. were $37.8 million compared with $58.2 million for the same period last year.

Liquidity and Capital Resources

Total assets at November 30, 1999, were $4.25 billion, an increase of $802.4 million, or 23 percent, from $3.45 billion at February 28, 1999. Inventory increased $868.1 million from the end of fiscal 1999 to support anticipated sales growth and new stores for both the Circuit City Group and the CarMax Group. To support store construction and the purchase of inventory, accounts payable have increased $410.1 million from the end of fiscal 1999.

During the first nine months of the fiscal year, $175 million of long-term debt due in May 2000 was reclassified to short-term debt. While the Company has the ability to refinance this amount, the current intention is to pay the debt using existing working capital.

The Circuit City Group's finance operation has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of November 30, 1999, the master trust program had a total program capacity of $1.44 billion. The Circuit City Group's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of November 30, 1999, the bankcard master trust program had a total program capacity of $1.75 billion. As of November 30, 1999, the Company's asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group, allowed for the transfer of up to $500 million in auto loan receivables. During the quarter, the Company formed an owner trust securitization facility which allowed for a $644.0 million securitization of auto loan receivables in the public market. To meet future needs, the Company anticipates that it will be able to continue to expand its securitization programs through private placement and the public market.

The Company expects to continue its existing long-term capitalization strategy for the balance of the current fiscal year. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions, operating leases and proceeds of equity issuances. Securitization transactions will be used to finance growth in credit card and auto loan receivables. In late fiscal 1999, management established a CarMax inventory financing program that is renewable annually; however, as of November 30, 1999, CarMax had not yet used this program.

At November 30, 1999, the Company maintained $365 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

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

As of November 30, 1999, the Circuit City Group's private-label and bankcard portfolios had not changed significantly since February 28, 1999. However, as a result of CarMax's growth, that Group's auto installment loan portfolio had increased.

Total principal outstanding for fixed-rate automobile loans at November 30 and February 28, 1999, was as follows:

(Amounts in millions)                    November 30             February 28
----------------------------------------------------------------------------
Fixed APR..............................    $  849                  $   592

Financing for these receivables is achieved through bank conduit securitizations that, in turn, issue floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at November 30 and February 28, 1999, were as follows:

(Amounts in millions)                    November 30             February 28
----------------------------------------------------------------------------

Fixed-rate securitizations.............    $  600                  $    --
Floating-rate securitizations
   synthetically altered to fixed......       153                      500
Floating-rate securitizations..........        55                       39
Held by the Company:

   For investment......................        14                       38
   For sale............................        27                       15
                                           -------------------------------
Total ................................     $  849                 $    592
                                           ===============================

Because the Company has programs in place to manage interest rate exposure relating to the consumer loan portfolios, the Company expects to experience relatively little impact as interest rates fluctuate in the future.

Year 2000

The following disclosure is a Year 2000 readiness disclosure statement pursuant to the Year 2000 Readiness Disclosure Act. The Year 2000 issue arises because many computer programs use two digits rather than four to define the applicable year. Using two digits to define dates on or after January 1, 2000, could result in system failures or miscalculations that could cause disruption of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition to computer systems, any equipment with embedded systems that involved date-sensitive functions was at risk if two digits were used rather than four. Embedded systems are specialized microchips used to control, monitor or assist the operation of electrical equipment.

In fiscal 1997, the Company began a Year 2000 date conversion project to address necessary code changes, testing and implementation for its systems. This project included internally developed information technology systems, purchased and leased software and hardware, embedded systems and electronic data interchange transaction processing. The Company employed both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. As of January 13, 2000, the Company has not experienced any material adverse consequences associated with the Year 2000 date change. The Company will continue to monitor its systems and operations until it is reasonably assured that no significant business interruptions will occur as a result of the Year 2000 date change.

As part of its Year 2000 project, the Company also identified its key third-party operational business partners and has coordinated with them to address potential Year 2000 issues. Year 2000 questionnaires were sent to these entities to monitor their progress and to minimize any adverse consequences that might result to the operation of Circuit City's business if such an entity were not Year 2000 functional. Responses were received from virtually all of these partners with no major potential problems identified. In addition, risks and business impacts were assigned to the vendor products and services believed to be significant to the Company's operations. Contingency plans were developed by the business areas for products and services believed to be at high or medium Year 2000 risk. As of January 13, 2000, the Company has not experienced any material adverse consequences related to its key third-party business partners due to the Year 2000 date change. The Company will continue to monitor the operations of these business partners until it is reasonably assured that no significant business interruptions will occur as a result of the Year 2000 date change.

Since the project began, the Company has expensed $16.4 million in project costs, including $3.2 million in fiscal 2000. These costs are in addition to the normal budget for information systems and are being funded through operating cash flows. The CarMax computer systems were developed in recent years, and have not required significant remediation. Therefore, the CarMax Group did not incur any material costs related to the Year 2000 issue.

If the Company's remediation efforts or the remediation efforts of third parties fail, possible consequences include, but are not limited to, delays in receipt of inventory, inability to process transactions, send purchase orders or engage in similar normal business activities. The Company's contingency plans include performing certain processes manually while working to assess and correct any errors in the current systems and possibly changing suppliers. These plans are intended to enable the Company to continue to operate even if a degree of business interruption occurs due to the Year 2000 date change. However, the Company believes that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one that may require further modifications as the Company obtains additional information.

Year 2000 issues presented a number of risks that were beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers. Thus far, the Company has not identified any material adverse consequences associated with the Year 2000 date change. The Company believes that its Year 2000 program was designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control; however, the Company can make no assurance that its efforts will be fully effective or that the Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

Regarding products sold by the Circuit City stores, the Company believes that the vendors who supply products to Circuit City for resale are solely responsible for the Year 2000 functionality of those products. Circuit City encouraged its merchandise vendors to disclose any potential effect that the Year 2000 change might have on their products. Circuit City also encouraged, and continues to encourage, its customers by way of in-store notices and its Y2K discussion on its Internet site to contact the manufacturers directly for specific, up-to-date information on individual products. To the extent that the Company becomes involved in any consumer initiated Y2K-related litigation, it may benefit from the "Y2K Act" signed into law by the President of the United States in July 1999. The Act contains several provisions that should reduce the potential exposure of retailers to costs associated with involvement in any such litigation.

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new businesses and risks associated with Year 2000 issues. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1999.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                        Nov. 30, 1999        Feb. 28, 1999
                                                                           (Unaudited)
ASSETS
Current assets:

Cash and cash equivalents                                               $       68,858        $     248,201
Net accounts receivable                                                        520,577              476,952
Merchandise inventory                                                        2,105,660            1,292,215
Prepaid expenses and other current assets                                       79,883               36,024
                                                                        --------------        -------------

Total current assets                                                         2,774,978            2,053,392

Property and equipment, net                                                    779,965              801,827
Inter-Group Interest in the CarMax Group                                       262,834              260,758
Other assets                                                                     8,388               18,849
                                                                        --------------        -------------

TOTAL ASSETS                                                            $    3,826,165        $   3,134,826
                                                                        ==============        =============

LIABILITIES AND GROUP EQUITY
Current liabilities:

Current installments of long-term debt                                  $      118,035        $       1,457
Accounts payable                                                             1,148,063              739,895
Short-term debt                                                                189,998                3,411
Accrued expenses and other current liabilities                                 124,284              135,029
Deferred income taxes                                                           38,650                2,090
                                                                        --------------        -------------
Total current liabilities                                                    1,619,030              881,882

Long-term debt, excluding current installments                                 169,673              286,865
Deferred revenue and other liabilities                                         113,977              107,070
Deferred income taxes                                                           25,493               33,536
                                                                        --------------        -------------

TOTAL LIABILITIES                                                            1,928,173            1,309,353

GROUP EQUITY                                                                 1,897,992            1,825,473
                                                                        --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                                      $    3,826,165        $   3,134,826
                                                                        ==============        =============

See accompanying notes to Group financial statements.


                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                              Three Months Ended              Nine Months Ended
                                                                  November 30,                    November 30,
                                                             1999            1998            1999            1998
                                                         -----------     -----------     -----------     -----------
Net sales and operating revenues                         $ 2,495,649     $ 2,272,258     $ 7,123,235     $ 6,314,752
Cost of sales, buying and warehousing                      1,877,467       1,718,870       5,359,819       4,769,730
                                                         -----------     -----------     -----------     -----------
Gross profit                                                 618,182         553,388       1,763,416       1,545,022
                                                         -----------     -----------     -----------     -----------

Selling, general and administrative expenses                 526,237         485,430       1,486,909       1,352,124
Interest expense                                               3,696           5,925           9,960          18,005
                                                         -----------     -----------     -----------     -----------
Total expenses                                               529,933         491,355       1,496,869       1,370,129
                                                         -----------     -----------     -----------     -----------

Earnings from continuing operations before
    income taxes and the Inter-Group
    Interest in the CarMax Group                              88,249          62,033         266,547         174,893
Provision for income taxes                                    33,535          23,693         101,288          66,682
                                                         -----------     -----------     -----------     -----------

Earnings from continuing operations
    before Inter-Group Interest in the
    CarMax Group                                              54,714          38,340         165,259         108,211

Net (loss) earnings related to the Inter-
    Group Interest in the CarMax Group                        (2,379)         (5,630)          2,166         (10,389)
                                                         -----------     ------------    -----------     -----------

Earnings from continuing operations                           52,335          32,710         167,425          97,822
                                                         -----------     -----------     -----------     -----------

Discontinued operations:
    Loss from discontinued operations of Divx,
     less income tax benefit                                      --         (16,765)        (16,215)        (36,461)
    Loss on disposal of Divx, including
     provision for losses during phase-out
     period, less income tax benefit                              --              --        (114,025)             --
                                                         -----------     -----------     -----------     -----------

Loss from discontinued operations                                 --         (16,765)       (130,240)        (36,461)
                                                         -----------     -----------     -----------     -----------

Net earnings                                             $    52,335     $    15,945     $    37,185     $    61,361
                                                         ===========     ===========     ===========     ===========

Weighted average common shares:
    Basic:                                                   201,610         198,616         201,128         198,060
                                                         ===========     ===========     ===========     ===========
    Diluted:                                                 204,525         200,721         204,180         200,486
                                                         ===========     ===========     ===========     ===========

Net earnings (loss) per share:
    Basic:
       Continuing operations                             $      0.26     $      0.16     $      0.83      $     0.49
                                                         ===========     ===========     ===========      ==========
       Discontinued operations                           $        --     $     (0.08)    $     (0.65)     $    (0.18)
                                                         ===========     ===========     ===========      ==========
       Net earnings                                      $      0.26     $      0.08     $      0.18      $     0.31
                                                         ===========     ===========     ===========      ==========

    Diluted:
       Continuing operations                             $      0.26     $      0.16     $      0.82      $     0.49
                                                         ===========     ===========     ===========      ==========
       Discontinued operations                           $        --     $     (0.08)    $     (0.64)     $    (0.18)
                                                         ===========     ===========     ===========      ==========
       Net earnings                                      $      0.26     $      0.08     $      0.18      $     0.31
                                                         ===========     ===========     ===========      ==========

Dividends paid per common share                          $    0.0175     $    0.0175     $    0.0525      $   0.0525
                                                         ===========     ===========     ===========      ==========

See accompanying notes to Group financial statements.


                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                             Nine Months Ended
                                                                                               November 30,
                                                                                        1999                  1998
                                                                                   --------------        -------------
Operating Activities:

Net earnings                                                                       $       37,185        $      61,361
Adjustments to reconcile net earnings to net cash
    used in operating activities of continuing operations:
    Loss from discontinued operations                                                      16,215               36,461
    Loss on disposal of discontinued operations                                           114,025                    --
    Net (earnings) loss related to Inter-Group Interest
       in the CarMax Group                                                                 (2,166)              10,389
    Depreciation and amortization                                                          95,429               90,900
    (Gain) loss on sales of property and equipment                                           (157)               1,412
    Provision for deferred income taxes                                                    32,307                8,991
    Decrease in deferred revenue and other liabilities                                    (26,593)             (12,375)
    (Increase) decrease in net accounts receivable                                        (43,596)               4,957
    Increase in merchandise inventory                                                    (844,701)            (755,592)
    Decrease (increase) in prepaid expenses and other current assets                       15,552              (25,321)
    Decrease in other assets                                                                4,226                1,859
    Increase in accounts payable, accrued expenses
       and other current liabilities                                                      380,527              348,373
                                                                                   --------------        -------------
Net cash used in operating activities of continuing operations                           (221,747)            (228,585)
                                                                                   --------------        -------------


Investing Activities:

Purchases of property and equipment                                                      (144,227)            (162,537)
Proceeds from sales of property and equipment                                              52,758               80,958
                                                                                   --------------        -------------
Net cash used in investing activities of continuing operations                            (91,469)             (81,579)
                                                                                   --------------        -------------


Financing Activities:

Increase in allocated short-term debt, net                                                186,587              391,287
Decrease in allocated long-term debt, net                                                    (614)             (31,040)
Equity issuances, net                                                                      46,070               31,916
Dividends paid                                                                            (10,646)             (10,467)
                                                                                   --------------        -------------
Net cash provided by financing activities of continuing operations                        221,397              381,696
                                                                                   --------------        -------------

Cash used in discontinued operations                                                      (87,524)             (49,354)
                                                                                   --------------        -------------

(Decrease) increase in cash and cash equivalents                                         (179,343)              22,178
Cash and cash equivalents at beginning of year                                            248,201               90,200
                                                                                   --------------        -------------
Cash and cash equivalents at end of period                                         $       68,858        $     112,378
                                                                                   ==============        =============

See accompanying notes to Group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements

1.   Basis of Presentation

     The Company, which is comprised of Circuit City Stores, Inc. and its subsidiaries, has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Group's retained interest in the CarMax Group, and the Company's investment in Digital Video Express, which is discontinued (see Note 8). The CarMax Group Common Stock is intended to track the performance of the CarMax operations. The Circuit City Group held a 75.8 percent interest in the CarMax Group at November 30, 1999, a 76.6 percent interest at February 28, 1999, and a 76.8 percent interest at November 30, 1998.

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

2.   Accounting Policies

     The Circuit City Group has accounted for its interest in the CarMax Group in a manner similar to the equity method of accounting. Generally accepted accounting principles reuire that the CarMax Group be consolidated with the Circuit City Group. Except for the effects of not consolidating the Circuit City Group and the CarMax Group, the financial statements of the Circuit City Group conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

3.   Accounting for the Costs of Start-Up Activities

     Effective March 1, 1999, the Circuit City Group adopted the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities, including organization and pre-opening costs, to be expensed as incurred. Prior to fiscal 2000, Circuit City capitalized pre-opening costs for new store locations. Beginning in the month after the store opened for business, the pre-opening costs were amortized over the remainder of the fiscal year. Management has determined that SOP 98-5 does not have a material impact on the Group's financial position, annual results of operations or cash flows.

4.   Prepaid Expenses and Other Current Assets

     Income taxes receivable, which are included in prepaid expenses and other current assets in the accompanying Group balance sheets, were $56,390,000 at November 30, 1999, and $7,143,000 at February 28, 1999.

5.   Net Earnings (Loss) per Share

     Reconciliations of the numerator and denominator of basic and diluted net earnings (loss) per share are presented below:

                                                               Three Months Ended                 Nine Months Ended
     (Amounts in thousands                                        November 30,                      November 30,
     except per share data)                                  1999            1998              1999            1998
     ----------------------------------------------------------------------------------------------------------------

     Weighted average common shares...................      201,610         198,616           201,128         198,060
     Dilutive potential common shares:
        Options.......................................        2,092             994             2,216           1,632
        Restricted stock..............................          823           1,111               836             794
                                                        ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares..............      204,525         200,721           204,180         200,486
                                                        ===========================       ===========================

     Income from continuing operations................  $    52,335     $    32,710       $   167,425     $    97,822
     Loss from discontinued operations................           --         (16,765)         (130,240)        (36,461)
                                                        ---------------------------       ---------------------------
     Income available to common shareholders..........  $    52,335     $    15,945       $    37,185     $    61,361
                                                        ===========================       ===========================

     Basic net earnings (loss) per share:

        Continuing operations.........................  $      0.26     $      0.16        $     0.83      $     0.49
        Discontinued operations.......................           --           (0.08)            (0.65)          (0.18)
                                                        ---------------------------        --------------------------
        Net earnings per share........................  $      0.26     $      0.08        $     0.18      $     0.31
                                                        ===========================        ==========================
     Diluted net earnings (loss) per share:

        Continuing operations.........................  $      0.26     $      0.16        $     0.82      $     0.49
        Discontinued operations.......................           --           (0.08)            (0.64)          (0.18)
                                                        ---------------------------        --------------------------
        Net earnings per share........................  $      0.26     $      0.08        $     0.18      $     0.31
                                                        ===========================        ==========================

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month and nine-month periods ended November 30, 1998, options to purchase 2,000,000 shares of Circuit City Group Stock at $29.50 per share were outstanding and not included in the calculation.

6.   Gain or Loss on Securitizations

     For transfers that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. Amortization of prior-period gains on securitizations for the Circuit City Group's finance operation exceeded current-period gains by $100,000 for the third quarter compared with a net gain of $1.2 million for the same period last fiscal year. Amortization of prior-period gains on securitizations for the Circuit City Group's finance operation exceeded current-period gains by $2.0 million for the nine-month period ended November 30, 1999, compared with a net gain of $700,000 for the nine-month period ended November 30, 1998.

7.   Interest Rate Swaps

     In October 1994, the Company entered into five-year interest rate swap agreements with notional amounts totaling $300 million relating to a public issuance of securities by the master trust. These swaps terminated in November 1999 as the related securities in the master trust matured.

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $471,000 million at November 30, 1999, compared with a loss of $2.2 million at February 28, 1999.

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

     For the quarter ended November 30, 1999, the discontinued Divx operations had no impact on the earnings of the Circuit City Group. Results for the third quarter of last year include a loss of $16.8 million after an income tax benefit of $10.3 million related to the Divx operations. For the nine months ended November 30, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million, compared with $36.5 million after an income tax benefit of $22.5 million in the prior year. In the nine-month period ended November 30, 1999, the loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million. The loss on the disposal includes a provision of $3.0 million, after tax, for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination cost, employee severance and benefit costs and other contractual commitments.

     The net liabilities or assets of the discontinued Divx operations reflected in the accompanying Group balance sheet as of November 30, 1999, and February 28, 1999, are comprised of the following:

     (Amounts in thousands)                                      Nov. 30, 1999           Feb. 28, 1999
     -------------------------------------------------------------------------------------------------
     Other current assets....................................... $        275            $      25,630
     Property and equipment, net................................          449                   23,589
     Noncurrent deferred tax asset..............................          394                       --
     Other assets...............................................           --                    7,895
     Current liabilities........................................      (40,023)                 (23,126)
     Noncurrent deferred tax liability..........................           --                   (3,397)
     Other liabilities..........................................      (33,500)                      --
                                                                 -------------------------------------
     Net (liabilities) assets of discontinued operations........ $    (72,405)           $      30,591

                                                                 =====================================

9.   Stock Split

     On June 15, 1999, following the approval by the Company's shareholders of an increase in the authorized Circuit City Group Common Stock, the board of directors declared a two-for-one split of the outstanding Circuit City Group Common Stock. Circuit City Group stockholders of record at the close of business on June 30, 1999, were entitled to participate in the stock split, which was payable in the form of a 100 percent stock dividend. The distribution date was July 15, 1999. The share, earnings per share and dividends per share calculations included in the accompanying consolidated financial statements reflect the Circuit City Group two-for-one stock split.

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

                                     ITEM 2.

            CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the third quarter of fiscal 2000 were $2.50 billion, an increase of 10 percent from $2.27 billion for the same period last year. For the nine months ended November 30, 1999, total sales were $7.12 billion, an increase of 13 percent from $6.31 billion in the same period last year. Throughout the fiscal year, the Circuit City Group has seen strong demand for better-featured products and newer technologies, especially in big-screen televisions, including digital; DIRECTV; DVD; and wireless. In addition to the strong product demand, Circuit City's total sales growth includes continued expansion of its Superstore in new and existing markets.

For Circuit City, home office was the fastest growing of the major product categories in the third quarter, although, growth in that category moderated late in the quarter. Management believes that the lack of an instant, in-store rebate offer on Internet Service Provider sign ups contributed to the moderation in home office sales. However, sales of better-featured products and newer technologies exceeded management's expectations as they have throughout much of the year. As a result, overall comparable store sales growth was consistent with expectations for the quarter and earnings growth exceeded expectations.

In December, Circuit City introduced a CompuServe 2000 Premier Internet offer. With this offer, Circuit City customers immediately receive a $400 Circuit City Merchandise Card when they sign a three-year contract for CompuServe service. As a result, home office sales were again in line with management's expectations in December.

Early in the fourth quarter, Circuit City announced several significant marketing initiatives. These initiatives include a strategic alliance with America Online, Inc. to provide in-store promotion of AOL products and services and to increase Circuit City's presence on the Internet by featuring the company as an anchor tenant on key Shop@ online destinations on several America Online, Inc. brands. In addition, Circuit City and Sony Electronics announced plans to co-promote Memory Stick(R) media and hardware. Memory Stick is an ultra-small, high-capacity durable media designed to link a family of digital products by capturing and sharing digital content, including images, text or music files. In January, Circuit City announced that it will increase in-store access to its web site. Full access will be available through the AOL displays and access to web store inventory will be available through every point-of-sale terminal in the store. Circuit City expects all three of these initiatives to be available in stores by June 2000.

Circuit City's comparable store sales changes for the third quarter and first nine months of fiscal years 2000 and 1999 were as follows:

   =============================================================================================
                     FY 00                          3rd Quarter               Nine Months
   ---------------------------------------------------------------------------------------------
       SEPT           OCT          NOV          FY 00        FY 99        FY 00        FY 99
   -------------- ------------ ------------- ------------ ------------ ------------ ------------
        6%            8%            2%           5%           9%           8%           6%
   =============================================================================================


During the  quarter,  the Circuit City Group  opened 20  Superstores,  including replacements of two consumer electronics-only stores in the Charleston/Huntington, W. Va., market, and one Superstore in the Washington, D.C., market. The company entered Bangor, Me., and added four Superstores in the New York metropolitan market and one store in each of the following markets:
Abilene, Texas; Texarkana/Shreveport, La.; Tupelo, Miss.; Erie, Pa.; Tuscaloosa, Ala.; Los Angeles, Calif.; Orlando, Fla.; Wheeling, W. Va.; Fort Myers, Fla.; Paducah, Ky.; Raleigh, N.C.; and Denver, Colo. The Circuit City Group plans to open an additional Superstores in the Rochester, N.Y., market during the remainder of the fiscal year.

The table below details Circuit City retail units:

    =====================================================================================================
                                Stores Open At End of Quarter            Estimate
                          -----------------------------------------
                             Nov. 30, 1999         Nov. 30, 1998      Feb. 29, 2000     Feb. 28, 1999
    -----------------------------------------------------------------------------------------------------
    Superstore
    -----------------------------------------------------------------------------------------------------
      "D" Superstore               118                    118               118                118
    -----------------------------------------------------------------------------------------------------
      "C" Superstore               295                    294               295                294
    -----------------------------------------------------------------------------------------------------
      "B" Superstore               101                     78               102                 82
    -----------------------------------------------------------------------------------------------------
      "A" Superstore                56                     43                56                 43
    -----------------------------------------------------------------------------------------------------
    Electronics-Only                 0                      4                 0                  2
    -----------------------------------------------------------------------------------------------------
    Circuit City Express            45                     50                45                 48
    -----------------------------------------------------------------------------------------------------
    TOTAL                          615                    587               616                587
    =====================================================================================================

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.5 percent of sales in the third quarter of fiscal 2000 and 5.4 percent of sales in the third quarter of fiscal 1999. Third-party warranty revenue increased to 4.3 percent of sales in this year's third quarter from 4.2 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 4.5 percent of sales in this year's third quarter versus 4.7 percent in the third quarter of last fiscal year.

The percentage of merchandise sales represented by each category is listed below:

   ==================================================================================================
                                         3rd Quarter                        Nine  Months
                             ------------------------------------------------------------------------
                                Fiscal 2000       Fiscal 1999      Fiscal 2000       Fiscal 1999
   --------------------------------------------------------------------------------------------------
   TV                                19 %              19 %             18 %              17 %
   --------------------------------------------------------------------------------------------------
   VCR/Camcorders                    12                12               13                13
   --------------------------------------------------------------------------------------------------
   Audio                             15                15               15                15
   --------------------------------------------------------------------------------------------------
   Home Office                       29                28               27                27
   --------------------------------------------------------------------------------------------------
   Appliances                        14                15               16                17
   --------------------------------------------------------------------------------------------------
   Other                             11                11               11                11
   --------------------------------------------------------------------------------------------------
    TOTAL                           100 %             100 %            100 %             100 %
   ==================================================================================================

Circuit City's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Circuit City business has realized more of its net sales and net earnings in the final fiscal quarter, which includes the December holiday selling season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales, Buying and Warehousing

For the quarter ended  November 30, 1999,  the gross profit margin  increased to
24.8 percent of sales from 24.4 percent in the same period last year. The gross profit margin was 24.8 percent of sales for the first nine months of fiscal 2000 compared with 24.5 percent for the same period last year. Growing sales of new technologies helped generate the better margin.

Selling, General and Administrative Expenses

The Group's selling, general and administrative expense ratio improved to 21.1 percent of sales in the third quarter of fiscal 2000 from 21.4 percent in the third quarter of fiscal 1999. For the first nine months of fiscal

2000, the expense ratio was 20.9 percent compared with 21.4 percent for the same period last year. The leverage resulting from comparable store sales growth contributed to the improvement in the expense ratio.

Interest Expense

Interest expense decreased to 0.2 percent of sales in the third quarter of fiscal 2000 compared with 0.3 percent of sales for the same period last year. For the nine months ended November 30, 1999, interest expense decreased to 0.2 percent of sales compared with 0.3 percent for the same period last year.

Earnings Before Inter-Group Interest in the CarMax Group

Excluding the retained interest in the CarMax Group, earnings from continuing operations for the Circuit City Group for the third quarter increased 43 percent to $54.7 million from $38.3 million for the same period last year. For the nine-month period, earnings before the Inter-Group Interest in the CarMax Group were $165.3 million, an increase of 53 percent from $108.2 million for the same period last year. Excluding CarMax, the earnings per share from continuing operations of the Circuit City Group rose 42 percent to 27 cents in the third quarter this year compared with 19 cents for the same period last year. For the nine-month period ended November 30, 1999, the earnings per share from continuing operations of the Circuit City Group before the Inter-Group Interest in the CarMax Group rose 50 percent to 81 cents compared with 54 cents for the same period last year. Management expects full-year earnings growth for the Circuit City business of at least 30 percent.

Net (Loss) Earnings Related to Inter-Group Interest in the CarMax Group

During the third quarter, the net loss attributed to the Circuit City Group's Inter-Group Interest in the CarMax Group was $2.4 million compared with $5.6 million for the same period last year. For the first nine months of fiscal 2000, net earnings attributed to the Circuit City Group's Inter-Group Interest in the CarMax Group were $2.2 million compared with a net loss of $10.4 million for the same period last year.

Earnings from Continuing Operations

Earnings from continuing operations for the quarter ended November 30, 1999, increased 60 percent to $52.3 million from $32.7 million in the same period last year. Earnings from continuing operations for the nine months ended November 30, 1999, increased 71 percent to $167.4 million from $97.8 million in the same period last year. Earnings per share from continuing operations in the third quarter of fiscal 2000 increased 63 percent to 26 cents from 16 cents for the same period last year. Earnings per share from continuing operations in the first nine months of fiscal 2000 increased 67 percent to 82 cents from 49 cents for the same period last year.

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

For the quarter ended November 30, 1999, the discontinued Divx operations had no impact on the earnings of the Circuit City Group. Results for the third quarter of last year include a loss of $16.8 million after an income tax benefit of $10.3 million related to the Divx operations. For the nine months ended November 30, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million, compared with $36.5 million after an income tax benefit of $22.5 million in the prior year. In the nine-month period ended November 30, 1999, the loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million. The loss on the disposal includes a provision of $3.0 million, after tax, for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination cost, employee severance and benefit costs and other contractual commitments.

Net Earnings

Net earnings for the Circuit City Group were $52.3 million, or 26 cents per share, in this year's third quarter compared with $15.9 million, or eight cents per share, in last year's third quarter. For the nine-month period ended November 30, 1999, the net earnings for the Circuit City Group were $37.2 million, or 18 cents per share, compared with $61.4 million, or 31 cents per share, for the same period last year.

Liquidity and Capital Resources

Total assets at November 30, 1999, were $3.83 billion, an increase of $691.3 million, or 22 percent, from $3.13 billion at February 28, 1999. Merchandise inventory increased $813.4 million from the end of fiscal 1999 to support anticipated sales and new stores. Accounts payable have increased $408.2 million since the end of fiscal 1999.

During the first nine months of the fiscal year, $175 million of long-term debt due in May 2000 was reclassified to short-term debt. While the Company has the ability to refinance this amount, the current intention is to pay the debt using existing working capital. At November 30, 1999, $116.5 million of the debt was allocated to the Circuit City Group.

The Circuit City Group's finance operation has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of November 30, 1999, the master trust program had a total program capacity of $1.44 billion. The Circuit City Group's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of November 30, 1999, the bankcard master trust program had a total program capacity of $1.75 billion. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the Circuit City Group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At November 30, 1999, the Company also maintained $365 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

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

As of November 30, 1999, the Circuit City Group's private-label and bankcard portfolios had not changed significantly since February 28, 1999.

Year 2000

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Year 2000 issue and its impact on the Circuit City Group's financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new businesses and risks associated with Year 2000 issues. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1999.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                              Nov. 30, 1999         Feb. 28, 1999
                                                               (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                      $      6,987          $    17,679
Net accounts receivable                                             128,084               97,364
Inventory                                                           280,160              225,460
Prepaid expenses and other current assets                             3,077                  620
                                                               ------------          -----------

Total current assets                                                418,308              341,123

Property and equipment, net                                         227,156              203,946
Other assets                                                         38,840               26,129
                                                               ------------          -----------
TOTAL ASSETS                                                   $    684,304          $   571,198
                                                               ============          ===========

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                         $     59,750          $     1,250
Accounts payable                                                     61,754               59,838
Short-term debt                                                      98,394                4,605
Accrued expenses and other current liabilities                       17,354                8,556
Deferred income taxes                                                 7,630                7,674
                                                               ------------          -----------

Total current liabilities                                           244,882               81,923

Long-term debt, excluding current installments                       80,636              139,720
Deferred revenue and other liabilities                                6,489                5,015
Deferred income taxes                                                 5,596                4,125
                                                               ------------          -----------

TOTAL LIABILITIES                                                   337,603              230,783

GROUP EQUITY                                                        346,701              340,415
                                                               ------------          -----------
TOTAL LIABILITIES AND GROUP EQUITY                             $    684,304          $   571,198
                                                               ============          ===========

See accompanying notes to Group financial statements.



                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                  Three Months Ended                    Nine Months Ended
                                                                     November 30,                         November 30,

                                                               1999               1998               1999              1998
                                                           ------------       -----------        -----------       ------------

Net sales and operating revenues                           $    488,958       $   345,940     $    1,510,748    $     1,092,334

Cost of sales                                                   436,230           306,180          1,332,244            966,476
                                                           ------------       -----------      -------------       ------------
Gross profit                                                     52,728            39,760            178,504            125,858
                                                           ------------       -----------        -----------       ------------

Selling, general and administrative expenses                     54,979            49,989            166,801            144,653

Interest expense                                                  2,808             1,789              7,138              3,354
                                                           ------------       -----------        -----------       ------------
Total expenses                                                   57,787            51,778            173,939            148,007
                                                           ------------       -----------        -----------       ------------

(Loss) earnings before income taxes                              (5,059)          (12,018)             4,565            (22,149)

Income tax (benefit) provision                                   (1,923)           (4,687)             1,735             (8,638)
                                                           ------------       -----------        -----------       ------------

Net (loss) earnings                                        $     (3,136)      $    (7,331)       $     2,830       $    (13,511)
                                                           ============       ===========        ===========       ============
Net (loss) earnings attributed to:
    Circuit City Group common stock                        $     (2,379)      $    (5,630)       $     2,166       $    (10,389)
    CarMax Group common stock                                      (757)           (1,701)               664             (3,122)
                                                           ------------       -----------        -----------       ------------
                                                           $     (3,136)      $    (7,331)       $     2,830       $    (13,511)
                                                           ============       ===========        ===========       ============

Weighted average common shares:

    Basic                                                        23,836            22,692             23,502             22,537
                                                           ============       ===========        ===========       ============
    Diluted                                                      23,836            22,692             25,658             22,537
                                                           ============       ===========        ===========       ============

Net (loss) earnings per share:

    Basic                                                  $      (0.03)      $     (0.07)       $      0.03       $      (0.14)
                                                           ============       ===========        ===========       ============
    Diluted                                                $      (0.03)      $     (0.07)       $      0.03       $      (0.14)
                                                           ============       ===========        ===========       ============

Dividends paid per common share                            $         --       $        --        $        --       $         --
                                                           ============       ===========        ===========       ============


See accompanying notes to Group financial statements.



                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Nine Months Ended
                                                                                                    November 30,

                                                                                            1999                 1998
                                                                                          ---------           ----------
Operating Activities:

Net earnings (loss)                                                                     $     2,830        $     (13,511)
Adjustments to reconcile net earnings (loss) to net
    cash used in operating activities:
    Depreciation and amortization                                                            11,165                6,674
    Gain on sales of property and equipment                                                     (81)                  --
    Provision for deferred income taxes                                                       1,427                4,987
    Changes in operating  assets and  liabilities,  net of effects from business acquisitions:
       Increase in deferred revenue and other liabilities                                     1,474                1,201
       Increase in net accounts receivable                                                  (30,720)             (38,176)
       Increase in inventory                                                                (36,477)             (30,340)
       Increase in prepaid expenses and other current assets                                 (2,457)                (345)
       Decrease (increase) in other assets                                                    1,255               (2,289)
       Increase in accounts payable, accrued expenses and other
          current liabilities                                                                10,714                6,992
                                                                                        -----------        -------------
Net cash used in operating activities                                                       (40,870)             (64,807)
                                                                                        -----------        -------------

Investing Activities:
Cash used in business acquisitions                                                          (34,849)              (7,557)
Purchases of property and equipment                                                         (40,005)            (124,431)
Proceeds from sales of property and equipment                                                 8,371               78,471
                                                                                        -----------        -------------
Net cash used in investing activities                                                       (66,483)             (53,517)
                                                                                        -----------        -------------


Financing Activities:
Increase in allocated short-term debt, net                                                   93,789               65,215
(Decrease) increase in allocated long-term debt, net                                           (584)              29,997
Equity issuances, net                                                                         3,456                2,327
                                                                                        -----------        -------------
Net cash provided by financing activities                                                    96,661               97,539
                                                                                        -----------        -------------

Decrease in cash and cash equivalents                                                       (10,692)             (20,785)
Cash and cash equivalents at beginning of year                                               17,679               26,412
                                                                                        -----------        -------------
Cash and cash equivalents at end of period                                              $     6,987        $       5,627
                                                                                        ===========        =============

See accompanying notes to Group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Notes to Group Financial Statements

1.   Basis of Presentation

     The Company, which is comprised of Circuit City Stores, Inc. and its subsidiaries, has two series of common stock - the Circuit City Group Stock and the CarMax Group Stock. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which is discontinued. The CarMax Group Common Stock is intended to track the performance of the CarMax operations. The Circuit City Group held a 75.8 percent interest in the CarMax Group at November 30, 1999, a 76.6 percent interest at February 28, 1999, and a 76.8 percent interest at November 30, 1998.

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

3.   Accounting for the Costs of Start-Up Activities

     Effective March 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities, including organization and pre-opening costs, to be expensed as incurred. Prior to fiscal 2000, CarMax capitalized pre-opening costs for new store locations. Beginning in the month after the store opened for business, the pre-opening costs were amortized over the remainder of the fiscal year. Management has determined that SOP 98-5 does not have a material impact on the Group's financial position, annual results of operations or cash flows.

4.   Net (Loss) Earnings per Share

     The calculation of net (loss) earnings per share is presented below:

                                                                   Three Months Ended                 Nine Months Ended
     (Amounts in thousands                                            November 30,                      November 30,
     except per share data)                                      1999            1998              1999            1998
     --------------------------------------------------------------------------------------------------------------------

     Weighted average common shares.......................       23,836          22,692            23,502          22,537
     Dilutive potential common shares:
        Options...........................................           --              --             1,981              --
        Restricted stock..................................           --              --               175              --
                                                            ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares..................       23,836          22,692            25,658          22,537
                                                            ===========================       ===========================

     (Loss) income available to common shareholders.......  $      (757)    $    (1,701)      $       664     $    (3,122)
     Basic net (loss) earnings per share..................  $     (0.03)    $     (0.07)      $      0.03     $     (0.14)
     Diluted net (loss) earnings per share................  $     (0.03)    $     (0.07)      $      0.03     $     (0.14)


     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the nine-month period ended November 30, 1999, options to purchase 1,721,391 shares of CarMax
     Group Stock at prices ranging from $3.91 to $16.31 per share were outstanding and not included in the calculation.

5.   Gain or Loss on Securitizations

     For transfers that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. Amortization of prior-period gains on securitizations for the CarMax Group's finance operation exceeded current-period gains by $2.6 million for the third quarter compared with a net gain of $2.7 million for the same period last fiscal year. The net gain on sales of receivables for the CarMax Group's finance operation totaled $94,000 for the nine-month period ended November 30, 1999, compared with $7.5 million for the nine-month period ended November 30, 1998.

6.   Interest Rate Swaps

     Concurrent with the funding of the $175 million term loan in May 1995, the Company entered into five-year interest rate swaps with notional amounts aggregating $175 million. Recording the swaps at fair value would result in a loss of $471,000 at November 30, 1999, compared with a loss of $2.2 million at February 28, 1999.

     On behalf of the CarMax Group, during the quarter the Company entered into two 40-month amortizing swaps with notional amounts totaling $160 million related to the auto loan receivable securitization. The total notional amount of the CarMax swaps was $153 million at November 30, 1999, and $500 million at February 28, 1999. The reduction in the total notional amount of the CarMax interest rate swaps relates to the replacement of floating rate securitizations with a $644 million fixed-rate securitization during the quarter. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

                                     ITEM 2.

                CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Total sales for the CarMax Group rose 41 percent for the quarter ended November 30, 1999, to $489.0 million from $345.9 million in last year's third quarter. For the nine months ended November 30, 1999, total sales were $1.51 billion, an increase of 39 percent from $1.09 billion in the same period last year. The CarMax Group produced positive comparable store sales increases throughout the quarter and their integrated new-car franchises continued to generate market-leading results for their brands. The addition of 12 store locations since the third quarter of last fiscal year and additional new-car franchises produced the bulk of the CarMax Group total sales increase.

CarMax's comparable store sales changes for the third quarter and first nine months of fiscal years 2000 and 1999 were as follows:

   ============================================================================================
                 FY 00                        3rd Quarter                  Nine Months

   --------------------------------------------------------------------------------------------
       SEPT         OCT        NOV        FY 00         FY 99         FY 00          FY 99
   --------------------------------------------------------------------------------------------
        2%           4%         3%         3%           (4%)           (2%)          (2%)
   --------------------------------------------------------------------------------------------

During the quarter, CarMax opened one used-car superstore in Duarte, Calif. In addition, Mitsubishi Motor Sales of America, Inc. granted CarMax a new franchise point, giving CarMax five Mitsubishi franchises. The new franchise is located in Los Angeles, contiguous to CarMax's existing Chrysler-Plymouth-Jeep and Dodge-Dodge Truck dealerships. During the remainder of the fiscal year, the CarMax Group anticipates opening an additional satellite location in each of the Houston and Dallas markets as well as a new facility for its Laurel Toyota franchise adjacent to the Laurel, Md., superstore.

The table below details CarMax retail units:
===============================================================================================================================
                                              Stores Open At End of Quarter              Estimate
                                           Nov. 30, 1999         Nov. 30, 1998        Feb. 29, 2000         Feb. 28, 1999
============================================================================================================================
  "C" and "B" Stores                             13                   12                    13                    12
----------------------------------------------------------------------------------------------------------------------------
  "A" Stores                                     16                   13                    16                    15
----------------------------------------------------------------------------------------------------------------------------
  Prototype Satellite Stores                      3                    0                     5                     2
----------------------------------------------------------------------------------------------------------------------------
  Stand-Alone New-Car Stores                      6                    1                     6                     2
----------------------------------------------------------------------------------------------------------------------------
TOTAL                                            38                   26                    40                    31
============================================================================================================================


The table below details CarMax franchises:
============================================================================================================================
                                             Franchises Open At End of Quarter            Estimate
                                            Nov. 30, 1999        Nov. 30, 1998        Feb. 29, 2000          Feb. 28, 1999
============================================================================================================================
  Integrated New-Car Franchises                    8                    2                     8                     6
----------------------------------------------------------------------------------------------------------------------------
  Stand-Alone New-Car Franchises                  12                    1                    12                    10
----------------------------------------------------------------------------------------------------------------------------
TOTAL                                             20                    3                    20                    16
============================================================================================================================



For the CarMax Group, gross dollar sales from all extended warranty programs were 3.5 percent of sales in the third quarter of fiscal 2000 compared with 4.5 percent in the same period last year. The increase in sales of new vehicles, which already include manufacturer-provided warranties and thus carry lower warranty penetration rates, contributed to the decline. Third-party warranty revenue decreased to 1.5 percent of sales in this year's third quarter from 2.0 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.5 percent of sales in this year's third quarter versus 2.1 percent in last year's third quarter.

The percentage of vehicle sales that were used versus new vehicles was as follows:

==================================================================================================
                                      3rd Quarter                        Nine  Months
==================================================================================================
                             Fiscal 2000       Fiscal 1999      Fiscal 2000       Fiscal 1999
--------------------------------------------------------------------------------------------------
Used Vehicles                     78 %              92 %             80 %              91 %
--------------------------------------------------------------------------------------------------
New Vehicles                      22                 8               20                 9
--------------------------------------------------------------------------------------------------
 TOTAL                           100 %             100 %            100 %             100 %
==================================================================================================


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

Cost of Sales

The CarMax Group's gross profit margin decreased to 10.8 percent of sales in the third quarter of fiscal 2000 from 11.5 percent for the same period last year. The decrease in the margin primarily reflects the significant increase in new vehicles as a percentage of total vehicle sales. For the nine months ended November 30, 1999, the gross profit margin was 11.8 percent compared with 11.5 percent for the same period last year.

Selling, General and Administrative Expenses

The CarMax Group's selling, general and administrative expense ratio was 11.2 percent of sales in the third quarter of fiscal 2000 compared with 14.5 percent of sales for the same period last year. For the nine-month period ended November 30, 1999, the expense ratio was 11.0 percent of sales compared with 13.2 percent in the same period last year. Expense leverage generated by the total sales increase and effective cost controls resulted in the year-over-year improvements in the expense ratio.

Interest Expense

Interest expense increased to 0.6 percent of sales in the third quarter of fiscal 2000 compared with 0.5 percent of sales for the same period last year. For the nine-month period ended November 30, 1999, interest expense was 0.5 percent compared with 0.3 percent for the same period last year. The increase reflects a rise in CarMax's allocation of pooled debt to fund business expansion and working capital.

Net (Loss) Earnings

Consistent with expectations, the CarMax Group reported a net loss of $3.1 million in this year's third quarter versus $7.3 million for the same period last year. For the third quarter, the net loss attributed to the CarMax Group stock was $757,000, compared with $1.7 million for the same period last year. The net loss per share attributed to the CarMax Group Common Stock was three cents for the third quarter of fiscal 2000 compared with seven cents for the same period last year.

The net earnings for the nine-month period ended November 30, 1999, were $2.8 million compared with a net loss of $13.5 million for the same period last year. For the nine-month period ended November 30, 1999, the net earnings attributed to the CarMax Group stock were $664,000, compared with a net loss attributed to the CarMax Group stock of $3.1 million for the same period last year. The net earnings per share attributed to the CarMax Group were three cents for the first nine months of fiscal 2000 compared with a net loss per share of

14 cents for the same period last year. CarMax's year-to-date performance reinforces management's expectation for an improved full-year performance in the modest loss to break-even range.

Liquidity and Capital Resources

Total assets at November 30, 1999, were $684.3 million, an increase of $113.1 million, or 20 percent, from $571.2 million at February 28, 1999. Inventory increased $54.7 million from the end of the fiscal year to support new stores and new franchises. Net accounts receivable increased by $30.7 million since the end of fiscal 1999, reflecting an increase in auto loans.

During the first nine months of the fiscal year, $175.0 million of long-term debt due in May 2000 was reclassified to short-term debt. While the Company has the ability to refinance this amount, the current intention is to pay the debt using existing working capital. Payment of corporate debt will not necessarily result in a reduction of CarMax Group allocated debt (see Note 1). At November 30, 1999, $58.5 million of the debt was allocated to the CarMax Group.

As of November 30, 1999, the Company's asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group, allowed for the transfer of up to $500 million in auto loan receivables. During the quarter, the Company formed an owner trust securitization facility which allowed for a $644.0 million securitization of auto loan receivables in the public market. The Company anticipates that it will be able to continue to expand its securitization programs to meet future needs through private placement and the public market.

The Group relies on the Company's external debt allocated to the CarMax Group to fund operating deficits and to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables, proceeds of equity offerings and sale-leasebacks of real estate. At November 30, 1999, the Company also maintained $365 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

In late fiscal 1999, management established a CarMax inventory financing program that is renewable annually; however, as of November 30, 1999, CarMax had not yet used this program. Management believes that proceeds from the sales of property and equipment and receivables, proceeds of equity issuances, future increases in the Company's debt allocated to the CarMax Group and cash generated by operations will be sufficient to fund the CarMax Group's capital expenditures and operations.

Market Risk

The Company manages the installment loan portfolio of the CarMax Group's finance operation. Portions of this portfolio are securitized and, therefore, are not presented on the Group's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the Company has managed with matched funding and interest rate swaps.

Total principal outstanding for fixed-rate automobile loans at November 30 and February 28, 1999, was as follows:

(Amounts in millions)                     November 30         February 28
-------------------------------------------------------------------------
Fixed APR.............................     $   849              $    592

Financing for these receivables is achieved through bank conduit securitizations that, in turn, issue floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at November 30 and February 28, 1999, were as follows:

(Amounts in millions)                     November 30        February 28
------------------------------------------------------------------------

Fixed-rate securitizations............    $    600             $      --
Floating-rate securitizations
   synthetically altered to fixed.....         153                   500
Floating-rate securitizations.........          55                    39
Held by the Company:

   For investment.....................          14                    38
   For sale...........................          27                    15
                                          ------------------------------
Total ................................    $    849             $     592
                                          ==============================

Because the Company has programs in place to manage interest rate exposure relating to its installment loan portfolio, the Company expects to experience relatively little impact as interest rates fluctuate in the future.

Year 2000

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Year 2000 issue and its impact on the CarMax Group's financial statements.

Forward-Looking Statements

This report contains forward-looking statements, which are subject to risks and uncertainties, including, but not limited to, risks associated with the development of new businesses and risks associated with Year 2000 issues. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's report on Form 10-K for the year ended February 28, 1999.

                           PART II. OTHER INFORMATION

Item 5.       Other Information.

              On December 17, 1999, Circuit City Stores, Inc. announced that W. Alan McCollough, President and Chief Operating Officer, had been elected to the Company's Board of Directors and will add the title of Chief Executive Officer in June 2000, succeeding Richard L. Sharp, who will remain Chairman of the Company's Board of Directors.

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      (3)(ii) Bylaws of the Company, as amended and restated December 14, 1999 (filed herewith).

                      (27)     Financial Data Schedule (filed herewith).

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

January 14, 2000