Form 10-K
period 2000-02-29
CIRCUIT CITY STORES INC
filed 2000-05-23
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [|X|].

           On April 30, 2000, the Company had outstanding 204,793,432 Circuit City Group common shares and 25,620,720 CarMax Group common shares. The aggregate market value of the common shares held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was $12,044,413,720 for the Circuit City Group and $65,653,095 for the CarMax Group based upon the closing price of these shares as reported by the New York Stock Exchange on April 28, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the following documents are incorporated by reference in Parts I, II, III and IV of this Form 10-K Report: (1) Pages 23 through 80 of the Company's Annual Report to Shareholders for the fiscal year ended February 29, 2000, (Parts I, II and IV) and (2) "Item One--Election of Directors," "Beneficial Ownership of Securities," "Executive Compensation," "Employment Agreements and Change-in-Control Arrangements," "Compensation of Directors" and "Section 16(a) Compliance" in the May 10, 2000, Proxy Statement, furnished to shareholders of the Company in connection with the 2000 Annual Meeting of such shareholders (Part III).

                                TABLE OF CONTENTS
Item                                                                                                          Page

PART I

1.   Business                                                                                                   3

2.   Properties                                                                                                10

3.   Legal Proceedings                                                                                         12

4.   Submission of Matters to a Vote of Security Holders                                                       12

     Executive Officers of the Company                                                                         12

PART II

5.   Market for the Company's Common Equity and Related Stockholder Matters                                    14

6.   Selected Financial Data                                                                                   14

7.   Management's Discussion and Analysis of Results of Operations and Financial Condition                     14

7a.  Quantitative and Qualitative Disclosure about Market Risk                                                 14

8.   Financial Statements and Supplementary Data                                                               14

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                      14

PART III

10.  Directors and Executive Officers of the Company                                                           15

11.  Executive Compensation                                                                                    15

12.  Security Ownership of Certain Beneficial Owners and Management                                            15

13.  Certain Relationships and Related Transactions                                                            15

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                           15


                                     PART I

Item 1.    Business.

           Circuit City Stores, Inc. was incorporated under the laws of Virginia in 1949. Its corporate headquarters is located at 9950 Mayland Drive, Richmond, Va. Its retail operations consist of Circuit City Superstores and mall-based Circuit City Express stores. Certain of Circuit City Stores, Inc. subsidiaries operate CarMax Auto Superstores, a used- and new-car retail business. The Company has wholly owned finance operations that provide consumer revolving credit and automobile installment loans. In addition, the Company owns approximately 75 percent of Digital Video Express, a business that has been discontinued, and has been allocated 100 percent of the Divx losses since inception. Divx was primarily engaged in the business of replicating and distributing specially encrypted DVDs at wholesale.

           Capital Structure.

           The common stock of Circuit City Stores, Inc. consists of two common stock series, which are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to track the performance of the Circuit City stores and related operations, the Group's retained interest in the CarMax Group, and the Company's investment in Digital Video Express, which has been discontinued. The CarMax Group Common Stock is intended to track the performance of the CarMax operations.

           Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their respective financial statements, holders of Circuit City Group Stock and holders of CarMax Group Stock are shareholders of the Company and continue to be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the change in the equity structure of the Company does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements should be read in conjunction with the financial statements of each Group.

           In this document, the following terms and definitions are used:

           The Company refers to Circuit City Stores, Inc. and subsidiaries, which include Circuit City retail stores and related operations, the CarMax retail stores and related operations, and the Company's investment in Digital Video Express, which has been discontinued.

           Circuit City refers to retail operations bearing the Circuit City name and to all related operations such as the finance operation and product service.

           Circuit City Group refers to Circuit City, the retained interest in the CarMax Group and the Company's investment in Digital Video Express, which has been discontinued.

           CarMax Group and CarMax refer to retail locations  bearing the CarMax
           name  and  to  all  related   operations  such  as  CarMax's  finance
           operation.

Circuit City Group:

           This section describes the Circuit City business and the Company's investment in Digital Video Express, which has been discontinued. It excludes the retained interest in the CarMax business, which is discussed separately beginning on page 7. Divx is discussed in more detail at the end of the Circuit City Group section on page 6.

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

           Expansion. As of April 30, 2000, Circuit City operated 618 retail locations throughout the United States. Circuit City has established its presence in virtually all of the nation's top 100 markets and will continue adding to the existing store base as attractive market opportunities arise. In fiscal 2001, Circuit City expects to open approximately 25 additional Superstores and remodel another 30 to 35 to include its most recent merchandising innovations. These remodeled Superstores will allow management to test a concept dedicated to consumer electronics and home office products. In the remodel markets, Circuit City will test approximately six stand-alone major appliance stores to create better selling space for the new technologies in the appliance business and to increase consumer awareness of Circuit City's appliance offering. Management believes that the Group has the opportunity to operate approximately 800 Superstores within the United States. Circuit City's goal is to maximize profitability in each market it serves by capturing large market shares that produce high sales volumes across a broad merchandise mix.

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

           Suppliers. During fiscal 2000, Circuit City's 10 largest suppliers accounted for approximately 60 percent of merchandise purchased. Circuit City's major suppliers include Sony Electronics, Hewlett Packard, Compaq, Thomson, Panasonic, JVC, Whirlpool, Maytag, eMachines and Toshiba. Brand-name advertised products are sold by all of Circuit City's retail locations. Circuit City has no significant long-term contracts for the purchase of merchandise.

           In the past, Circuit City has not experienced any continued or ongoing difficulty obtaining satisfactory sources of supply and believes that adequate sources of supply exist for the types of merchandise sold in its stores.

           Advertising.   Circuit  City  relies  on   considerable   amounts  of
advertising to maintain high levels of consumer awareness. Advertising expenditures from continuing operations were 3.7 percent of sales in fiscal 2000, 4.0 percent of sales in fiscal 1999 and 4.6 percent of sales in fiscal 1998. Circuit City is generally one of the largest newspaper advertisers in the markets that it serves. Circuit City primarily uses print advertising, including multi-page vehicles and run-of-press newspaper ads, for Superstore advertising. Circuit City emphasizes the use of multi-page vehicles to allow a more extensive presentation of the broad selection of products and price ranges it carries. These multi-page vehicles are generally distributed in newspapers. In addition, Circuit City combines both spot TV for local advertising and network cable advertising to communicate its consumer offer. Circuit City advertisements are regularly seen in USA Today and on top-rated sports and entertainment programs.

           Competition. From mid-fiscal 1996 through fiscal 1998, a lack of significant consumer electronics product introductions resulted in weak industry sales. The industry began to emerge from this period of declining sales in fiscal 1999, and that trend continued in fiscal 2000. Despite the improvement, the consumer electronics industry remains highly competitive. Circuit City's primary competitors are large specialty, discount or warehouse retailers with generally lower levels of service.

           Circuit City uses selection, service and pricing to differentiate itself from the competition. As part of its competitive strategy, Circuit City's Superstores offer a broad selection of top-quality merchandise that includes 3,200 to 4,000 brand-name items (excluding entertainment software), depending on the selling square footage of the Superstore. Professionally trained sales counselors, convenient credit options, factory-authorized product repair, home delivery, installation centers for automotive electronics, exchange and no-lemon policies, reflect a strong commitment to customer service. Circuit City strives to maintain highly competitive prices and offers customers the low-price guarantee previously described.

           Customer Satisfaction. Circuit City conducts market research to monitor store operations and help assure customer satisfaction. Market research techniques used include telephone interviews, exit interviews and "mystery shops," in which an Associate acts as a customer to evaluate customer service performance. Quick feedback enables management to identify issues that need to be addressed, ensuring that store and individual performance remain focused on providing the highest possible level of customer service.

           Training. Circuit City staffs its Superstores with commissioned sales counselors, support personnel (cashiers and stockpersons), a store manager, one or more sales managers and an operations manager. New sales counselors complete an in-market training program focused on product knowledge, customer service and store operations. In fiscal 2001, Circuit City will introduce interactive Web-based training for store, service center and distribution Associates. Online access will provide experienced Associates with ongoing training in new technologies. Market training facilities are utilized for classroom sessions taught by professional trainers, and a state-of-the-art, in-house video studio produces video-based training materials. Formalized training for store, sales and operations managers focuses on human resource management, sales management and critical operating procedures. Individual development plans address personal training needs, giving Associates advancement opportunity.

           Consumer Credit. Because consumer electronics, personal computers and major appliances represent relatively large purchases for the average consumer, Circuit City's business is affected by consumer credit availability, which varies with the state of the economy and the location of a particular store. In fiscal 2000, approximately 14 percent of Circuit City's total sales were made through its private-label credit card and 47 percent through third-party credit sources.

           In  fiscal  1991,  the  Company  established  a credit  card  finance operation to issue its private-label credit card. The credit card finance operation is located in Kennesaw, Ga. This credit program enhances customer service with increased credit availability, online links between the stores and the credit operation and better control over customer interactions. Interfacing the finance operation with Circuit City's point-of-sale (POS) system has produced a rapid customer credit approval process. A customer's application can be electronically scored, and qualified customers can generally receive approval in under one minute. In addition to increased credit availability, the
private-label   credit  card  program  provides  Circuit  City  with  additional marketing opportunities, including direct mail campaigns to credit card customers and special financing programs for promotions. The finance operation's credit extension, customer service and collection operations are fully automated with state-of-the-art technology to maintain a high level of profitability and customer service. This technology aids its collection philosophy of contacting cardholders in the preliminary days of delinquency to resolve any past due status.

           The credit card finance operation also manages a bank card portfolio. Receivables generated by both the private-label credit card and bank card
programs  are  sold  to  non-affiliated   entities  under  asset  securitization
programs.


           Systems. Circuit City's in-store POS system maintains an online record of all transactions and allows management to track performance by region, store and individual sales counselor. The information gathered by the system supports automatic replenishment of in-store inventory from the regional distribution centers and is incorporated into product buying decisions. The POS system is interfaced with the finance operation's credit approval system. In the stores, electronic signature capture for all credit card purchases, automatic printing of manufacturers' rebates, bar-code scanning for product returns and repairs, automatic price tag printing for price changes and computerized home delivery scheduling enhance Circuit City's customer service. These enhancements eliminate time-consuming administrative tasks for store Associates and reduce costs through smoother store-level execution. As part of an agreement with America Online, Inc. announced in December 1999, the POS system is also integrated with the registration systems of AOL and CompuServe, allowing in-store registration with the interactive services to be completed in approximately five minutes. At in-store kiosks, the POS system also allows customers to special order custom-built computers from major PC vendors.

           Circuit City's Customer Service Information System maintains an on-line history of customer purchases and enables sales counselors to better assist customers with purchases by ensuring that new products can be integrated with existing products in the home. This system also facilitates product returns and product repair.

           E-commerce. In July 1999, Circuit City launched its e-commerce Web site. Circuit City provides in-depth product comparison information, broad product selection and convenient purchase and delivery options. Internet customers can check the inventory of up to three Circuit City Superstores in their market, as well as the in-stock availability from the e-Superstore. Beginning in April 2000, the Web site inventory also is accessible from any store location through the POS system. Products can be shipped through the e-Superstore for normal shipping charges or they can be picked up using the Express Pickup service at a local Superstore. Products purchased through the e-Superstore are shipped from an existing distribution center directly to the customer. Products purchased through the Web site can be serviced, exchanged or returned to any Circuit City Superstore location.

           Distribution. At April 30, 2000, Circuit City operated seven automated electronics distribution centers. These centers are designed to serve stores within a 500-mile range. They use conveyor systems and laser bar-code scanners to reduce labor requirements, prevent inventory damage and maintain inventory control. Circuit City also operates smaller distribution centers handling primarily appliances and larger electronics products. Management believes that the use of the distribution centers enables it to efficiently distribute a broad selection of merchandise to its stores, reduce inventory requirements at individual stores, benefit from volume purchasing and maintain accounting control. Circuit City also operates an automated, centralized distribution center for entertainment software. Most of Circuit City's store merchandise is distributed through its distribution centers.

           Service. Circuit City offers service and repairs for nearly all the products it sells. Customers also are able to purchase extended warranty plans on most of the merchandise Circuit City sells.

           At April 30, 2000, Circuit City had 34 regional, factory-authorized repair facilities. To meet customer needs, merchandise that requires service or repair usually is moved by truck from the stores to the nearest regional service facility and is returned to the customer at the store after repair. Circuit City also has in-home technicians who service large items not conveniently carried to a store.

           Extended warranty plans provide coverage beyond the normal manufacturer's warranty period, usually with terms of coverage, including the manufacturer's warranty period, between 12 and 60 months. Circuit City sells two extended warranty programs on behalf of unrelated third parties who are the primary obligors. These third parties issue these plans for merchandise sold by other retailers as well as Circuit City. Under these third-party warranty programs, the Company has no contractual liability to the customer. One of these programs is sold in most major markets and features in-home service for personal computer products. The second program covers consumer electronics and major appliances and also is sold in most major markets. In states where third-party warranty sales are not permitted, the Group sells a Circuit City extended warranty for which the Company is the primary obligor.

           Seasonality. Like many retail businesses, the Circuit City Group's sales are greater in the fourth quarter of the fiscal year than in other periods of the fiscal year because of holiday buying patterns. A corresponding pre-seasonal inventory build-up is associated with this sales volume. This increased sales volume results in a lower ratio of fixed costs to sales and a higher ratio of operating income to sales in the fourth fiscal quarter. Circuit City Group's sales from continuing operations for the fourth fiscal quarter, which includes the Christmas season, were $3,476,171,000 in fiscal 2000, $3,029,418,000 in fiscal 1999 and $2,585,969,000 in fiscal 1998. Fourth quarter sales represented approximately 33 percent of total sales in fiscal 2000 and 32 percent in fiscal 1999 and fiscal 1998.

           Divx. On June 16, 1999, Digital Video Express announced that it would cease marketing of the Divx home video system and discontinue operations because it did not obtain the studio support necessary for long-term success. Existing, registered customers can view discs during a two-year phase-out period. The operating results of Divx and the loss on the disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after tax, on the Company's and Circuit City Group's statements of earnings. For fiscal 2000, the loss from the discontinued operations of Divx totaled $16.2 million after an income tax benefit of $9.9 million. The loss from the discontinued operations of Divx totaled $68.5 million after an income tax benefit of $42.0 million in fiscal 1999 and $20.6 after an income tax benefit of $12.6 million in fiscal 1998.

           In fiscal 2000, the loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million. The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under the licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments.

           The Divx system included DVD players with the Divx feature and Divx discs. Divx offered consumers a convenient no-return, rental-like system. Unlike video rentals, the Divx viewing period began when customers first inserted a disc into their player and pushed play. After that point, consumers had a 48-hour window in which they could watch the movie as many times as they wanted. Subsequent two-day viewing periods could be purchased at a discounted rate, and selected favorite movies could be converted to unlimited viewing for play on any Divx-equipped player registered to the customer's account. On a regular basis, Divx-equipped players used the telephone connection to automatically transfer viewing information to the Divx billing system. Payment was made through a customer's credit or debit card.

CarMax Group:

           General. In 1993, CarMax pioneered the used-car superstore concept when it opened its first location in Richmond, Va. CarMax purchases, reconditions and sells used vehicles. In addition, CarMax sells new vehicles under sales and service agreements with DaimlerChrysler, Nissan, Mitsubishi, Toyota, Ford, General Motors and BMW. CarMax allows customers to purchase vehicles the same way they can buy virtually every other retail product, with friendly service and non-negotiated low prices.

           Expansion. As of April 30, 2000, CarMax operated 40 store locations, including 31 used-car superstores and co-located new-car stores, four prototype satellite stores and five stand-alone new-car franchises. In total, CarMax operates 20 new-car franchises. In fiscal 1999, CarMax began testing a hub and satellite operating strategy. Under the hub and satellite strategy, a satellite store uses the reconditioning, purchasing and business office operations of a nearby hub store. The consumer offer is identical in both the hub and satellite stores. A prototypical satellite store operates on a four- to six-acre site with a 12,000- to 14,000-square-foot facility that houses offices, a showroom and four to seven service bays for regular maintenance and warranty service. As of April 30, 2000, CarMax operated four prototypical satellite stores and had converted six superstores to satellite operations. In fiscal 2000, CarMax slowed its geographic expansion to focus on improving sales and profitability in existing multi-store markets through the addition of satellite stores and new-car franchises. In fiscal 2001, CarMax's management expects to continue this focus on revenue growth and operating margin enhancements in existing CarMax markets. Management will concentrate on the hub and satellite operating strategy for its used-car superstores and seek new-car franchises to integrate or co-locate with used-car superstores. In addition, management is actively pursuing opportunities to integrate or co-locate as many of the five stand-alone new-car franchises with existing used-car superstores as possible. Management anticipates that in fiscal 2001 and beyond any new stores will be smaller "A" stores or satellite stores.

           Merchandising. All used-car CarMax locations feature a broad selection of top-quality domestic and import used cars and trucks, with a wide range of prices appealing to a large range of potential customers. CarMax's selection covers the most popular brands, such as Ford, General Motors, Chrysler, Toyota, Honda, Nissan and Mitsubishi and specialty brands like Lexus and BMW. To appeal to the vast array of consumer preferences and budgets, CarMax offers its used vehicles under two programs - the CarMax program and the ValuMax program. CarMax used cars are generally less than six years old with fewer than 60,000 miles and range in price from $6,500 to $30,000. Through the ValuMax program, CarMax sells high-quality used vehicles that are either older than six years or have greater than 60,000 miles and generally range in price from $4,000 to $19,000. To ensure that CarMax quality standards are maintained, vehicles under both programs undergo a comprehensive, certified quality inspection by CarMax service technicians. CarMax backs its commitment to quality with a five-day or 250-mile, money-back guarantee and a limited warranty. At all new-car locations, the full selection of the manufacturer's models is available. CarMax new-car franchises include Chrysler, Plymouth, Dodge, Jeep, Mitsubishi, Nissan, Toyota, BMW, Chevrolet and Ford.

           CarMax used-car prices average $1,300 below Kelley Blue Book prices and more than 80 percent of CarMax's new cars are priced below manufacturers' invoice. All customers receive the same low price with no negotiating required. CarMax has extended its "no-haggle" philosophy to every stage of the vehicle transaction, including trade-ins, financing rates, electronic accessories, extended warranty pricing and its low vehicle documentation fees. CarMax has replaced the traditional "trade-in" transaction with a process in which trained CarMax buyers appraise any vehicle and provide the vehicle's owner with a written guaranteed cash offer that is good for seven days or 300 miles. The appraisal process is available to everyone, whether or not the individual is purchasing a vehicle from CarMax. In conjunction with Circuit City's in-store Roadshops, CarMax sells electronic accessories at its store locations.

           Suppliers. In stores open for more than one year, CarMax acquires the majority of its used-vehicle inventory from consumers or from local and regional auctions in the markets that it serves. This buying strategy provides an inventory of makes and models that reflect the tastes of the market. CarMax appraises and makes an offer to purchase any properly documented vehicle from an individual. CarMax also acquires used vehicles directly from other sources, including wholesalers, franchised and independent dealers and fleet owners, such as leasing companies and rental companies. Based on consumer acceptance of the appraisal process at existing CarMax stores and the experience and success of CarMax to date in acquiring vehicles from auctions and other sources, management believes that its sources of used vehicles will continue to be sufficient to meet current needs and to support planned expansion.


           New-car inventory for the franchise locations is governed by the terms of the sales and service agreements with DaimlerChrysler, Nissan, Mitsubishi, Toyota, Ford, General Motors and BMW.

           Reconditioning. An integral part of CarMax's used-car consumer offer is the reconditioning process. This process includes: (1) a comprehensive, certified quality inspection by CarMax ASE-certified technicians, (2) completion of all scheduled preventive maintenance and required mechanical repairs, (3) a thorough cosmetic reconditioning that includes car detailing and minor repairs of scratches, dents, etc. and (4) a standard, final quality-control check. In fiscal 1998, management closed its centralized reconditioning facilities after experience proved that in-market reconditioning is more efficient and produces a higher quality vehicle for the consumer.

           Advertising. Television and radio advertisements are designed to enhance consumer awareness of the CarMax name and key components of the CarMax offer. These advertisements are distinctly different from those placed by most auto dealers. Newspaper ads promote CarMax's selection and price leadership, targeting consumers with immediate purchase intentions. In fiscal 2000, CarMax modified its advertising campaign to build greater awareness and focus on the core equities of the CarMax offer. The CarMax Web site also helped build traffic throughout fiscal 2000, and enhancements to the Web site at the end of fiscal 2000 continue to contribute to CarMax's overall awareness. Advertising expenditures were 2.4 percent of sales in fiscal 2000 and 3.4 percent of sales in fiscal 1999 and 1998. The fiscal 2000 advertising expense ratio reflects leverage from the total and comparable store sales increases and changes in media buying strategy designed to increase buying efficiency for both television and newspaper. The advertising expense ratio was unchanged from fiscal 1998 to fiscal 1999 as expenses associated with store openings offset the leverage from increased store sales.

           Franchises. CarMax operates new-car dealerships under separate franchise or dealer agreements with DaimlerChrysler, Nissan, Mitsubishi, Toyota, Ford, General Motors and BMW. The agreements generally grant CarMax the right to sell the manufacturer's vehicle brands, perform warranty work on these vehicles and sell related parts and services within a specified market area. The designation of specified market areas generally does not guarantee exclusivity within a specified territory. The agreements govern the relationship between the dealership and the manufacturer and generally impose certain operational requirements and restrictions. These requirements include inventory levels, working capital, monthly financial reporting, signage and cooperation with marketing strategies. A manufacturer may terminate a dealer agreement under certain circumstances, including a change in ownership without prior manufacturer approval, failure to maintain adequate customer satisfaction ratings or a material breach or other provisions of the agreement. CarMax also has entered into framework agreements with several major vehicle manufacturers. These agreements generally contain provisions relating to the acquisition, ownership structure, advertising and management of a dealership franchised by such manufacturers.

           Various federal and state laws governing the relationship between automotive dealerships and vehicle manufacturers also might affect CarMax. These laws include statutes prohibiting manufacturers from terminating or failing to renew franchise agreements without proper cause and unreasonably withholding approval for proposed ownership changes.

           Competition. The $650 billion used- and new-car retail business is highly competitive. In the used-vehicle market, CarMax competes with existing franchised and independent dealers, rental companies and private parties. Many franchised new-car dealerships also have increased their focus on the used-vehicle market. Late in fiscal 2000, CarMax's primary competitor exited the used-car superstore business. Management believes their exit from the Dallas/Fort Worth, Houston, San Antonio, Tampa and Miami markets, where the two companies competed, will help eliminate consumer confusion over the two offers and increase customer flow for CarMax. Part of CarMax's business strategy is to position itself as a low-price operator in the industry. In fiscal 1999, CarMax's used-car sales were negatively impacted by an intensely competitive new-car industry and insufficient customer traffic in a number of multi-store metropolitan markets.

           In the new-vehicle market, CarMax competes with other franchised dealers offering vehicles produced by the same or other manufacturers and with auto brokers and leasing companies. As is typical of such arrangements, CarMax's existing franchise agreements do not guarantee exclusivity within a specified territory. Aggressive discounting by manufacturers of new cars, which typically occurs in the fall during the close-out of prior year models, may result in lower retail prices and margins for used vehicles during such discounting. In fiscal 2000 and 1999, CarMax's new-car sales were strong, resulting in part from the highly promotional climate in the new-car industry.

           Customer Satisfaction. The elements of the CarMax offer are designed to create a customer-friendly experience. The "no-haggle" pricing allows the sales consultant to focus solely on the customer's needs. CarMax sales personnel play a significant role in ensuring a customer-friendly sales process. All sales consultants, including both full- and part-time employees, are compensated on a commission basis. The amount of the commission is a fixed dollar amount per vehicle sold.

The entire purchase process, including a test-drive and financing, can be completed in less than one hour. Extensive market research is conducted to measure CarMax's customer service record and to refine its consumer offer.

           Training. CarMax is committed to providing exceptional initial and ongoing training to its Associates. All new Associates are offered structured, self-paced training programs that introduce them to company policies and their specific job responsibilities. Associate participation and performance in each training program is measured corporately by a unique, intranet-based testing and tracking system. Most new Associates are assigned mentors who provide on-the-job guidance and support. Many CarMax compensation programs reward Associates for continuously improving their skills.

           CarMax also offers comprehensive, facilitated classroom training courses to sales consultants, buyers, automotive technicians and managers. All sales consultants receive extensive customer service training and ongoing training as new products become available. Each buyer undergoes a 12- to 24-month apprenticeship under the tutelage of an experienced buyer and appraises thousands of cars before making his or her first independent purchase. Most service technicians are ASE-certified - the industry standard for technician training. At the end of fiscal 2000, the 38 general managers averaged more than three years of CarMax experience and 12 years of prior management experience.

           Consumer Credit. CarMax offers its customers an opportunity to obtain prime financing for vehicle purchases through its finance operation or Bank of America. In addition, Chrysler Financial, BMW Financial, Ford Motor Credit, General Motors Acceptance, Mitsubishi Motors Credit, Nissan Motors Acceptance and Toyota Motor Credit offer prime financing to customers purchasing new vehicles at applicable CarMax locations. Non-prime financing is offered by TransSouth Financial at all CarMax locations and Flagship Credit and AmeriCredit on a regional basis, with no financial recourse to CarMax. Sales consultants use CarMax's proprietary point-of-sale system to electronically submit financing applications and receive responses from multiple lenders, generally in less than eight minutes.

           Systems. Using a touch screen, CarMax customers can electronically search the inventory for cars that meet their specific needs. The CarMax inventory information system displays a color picture of the car and generates a vehicle information sheet for customer reference. After the selection process is complete, financing applications are submitted electronically and purchase and title forms are systematically generated, reducing customer wait time. The inventory management system includes bar codes on each vehicle and each on-site parking place. Daily scanning tracks movement of vehicles on the lot. An electronic gate helps track test drives for vehicles and sales consultants. This combination of systems allows inventory and sales performance to be closely monitored, enabling management to quickly resolve any issues.

           E-commerce. Since 1997, CarMax's Web site has offered complete inventory and pricing search capabilities. In fiscal 2000, the site was updated to include all the detailed vehicle information available at the store; this information includes a picture of each vehicle, prices, features, specifications and the store location. Inventory information on the more than 10,000 cars available in CarMax's nationwide inventory is updated daily. In addition, The Insta-Price Online New-Car Buying Service was launched in fiscal 2000 for 10 major cities. This service connects the customer with a dedicated CarMax Internet sales consultant so that the sales consultant can answer all questions regarding purchase details, including financing inquiries. The customer is then able to pick up the new vehicle from the store location. Also in fiscal 2000, CarMax began testing partnerships with most major online automotive sites to further expand its online presence.

           Service. During fiscal 1998, CarMax completed the roll out of retail repair service to all locations. In fiscal 2000, CarMax expanded its retail service operations as its customer base increased. In fiscal 2001, CarMax intends to continue its retail service expansion through additional marketing and growth in its customer base.

           In most states, CarMax sells warranties on behalf of an unrelated third party who is the primary obligor. Under this third-party warranty program, the Company has no contractual liability to the customer. In states where third-party warranty sales are not permitted, CarMax has sold its own extended warranty for which the Company is the primary obligor. Contracts usually have terms of coverage between 12 and 72 months.

           Seasonality. The business of CarMax is seasonal, with each location generally experiencing more of its net sales in the first half of the fiscal year. During the fall quarter, new-model-year introductions and discounting on close-out vehicles can cause rapid depreciation of used-car prices, especially on late-model vehicles. CarMax anticipates that the seasonality of its business may vary from region to region as its operations expand geographically.


Employees:

           On April 30, 2000, the Company had 35,101 hourly and salaried employees and 24,093 sales employees working on a commission basis. None of the Company's employees are subject to a collective bargaining agreement. Additional personnel are employed during peak selling seasons. The Circuit City Group accounted for 30,902 of the Company's hourly and salaried employees and 22,382 of the Company's sales employees working on a commission basis. The CarMax Group accounted for 4,199 of the Company's hourly and salaried employees and 1,711 of the Company's sales employees working on a commission basis.


Item 2.    Properties.

           At April 30, 2000, the Company's Circuit City retail operations were conducted in 618 locations. The Company operates four Circuit City Superstore formats with square footage and merchandise assortments tailored to population and volume expectations for specific trade areas. The "D" format was developed to serve the most populous trade areas. At the end of fiscal 2000, selling space in the "D" format averaged approximately 23,000 square feet with total square footage averaging 43,043. The "C" format constitutes the largest percent of the store base. At the end of fiscal 2000, selling square footage in this format averaged 15,000 square feet with total square footage for all "C" stores averaging 34,006. The "B" format is often located in smaller markets or in trade areas that are on the fringes of larger metropolitan markets. At the end of fiscal 2000, selling space in these stores averaged approximately 13,000 square feet with an average total square footage of 27,078. The "B" stores offer a broad merchandise assortment that maximizes return on investment in these lower volume areas. The "A" format serves the least populated trade areas. Selling space in these stores averaged approximately 9,000 square feet at the end of fiscal 2000, and total square footage averaged 19,098. The "A" stores feature a layout, staffing levels and merchandise assortment that creates high productivity in the smallest markets.

           The Company's 45 mall-based Circuit City Express stores are located in regional malls, are approximately 2,000 to 3,000 square feet in size and specialize in leading-edge technology.


           The Company's CarMax operations were conducted in 40 locations as of April 30, 2000. Late in fiscal 1999, CarMax began testing a hub and satellite operating strategy in existing multi-store markets. Under the hub and satellite strategy, a satellite store uses the reconditioning, purchasing and business office operations of a nearby hub store. The display capacity and consumer offer are identical in both the hub and satellite stores. A prototypical satellite store operates on a four-to-six acre site with a 12,000- to 14,000-square-foot facility that houses sales offices, a showroom, and four to seven service bays for regular maintenance and warranty service. CarMax opened two prototypical satellite stores late in fiscal 1999 and two more in fiscal 2000. All other satellite stores are larger stores and are therefore classified by size, with "C" stores representing the largest store format. Management anticipates that in fiscal 2001, and beyond, any new stores will be smaller "A" stores or satellite stores. In fiscal 2000, CarMax reclassified certain stores based on square footage. The "Other" category in the following table under the CarMax Group includes four prototype satellite stores and five stand-alone, new-car stores.

           The following table summarizes the Company's Circuit City and CarMax stores as of April 30, 2000:

                                           Circuit City Group                                       CarMax Group
                             ------------------------------------------------      ----------------------------------------
                                    Superstores             Mall                        Superstores
                             ------------------------                              ----------------
                             D       C      B      A       Stores      Total        C     B      A        Other       Total
                             -       -      -      -       ------      -----        -     -      -        -----       -----
Alabama                      1       4      -      2         1           8          -     -      -          -          -
Arizona                      2       6      2      -         1          11          -     -      -          -          -
Arkansas                     -       2      -      2         -           4          -     -      -          -          -
California                  16      52     12      2         4          86          -     1      -          3          4
Colorado                     5       2      2      2         -          11          -     -      -          -          -
Connecticut                  3       3      1      -         1           8          -     -      -          -          -
Delaware                     -       2      -      -         1           3          -     -      -          -          -
District of Columbia         -       -      -      -         1           1          -     -      -          -          -
Florida                      5      23     10      2         1          41          1     2      3          1          7
Georgia                      4       7      6      -         3          20          1     -      2          -          3
Hawaii                       1       -      -      -         -           1          -     -      -          -          -
Idaho                        1       -      -      1         -           2          -     -      -          -          -
Illinois                     6      19      4      -         3          32          3     -      1          -          4
Indiana                      1       5      4      5         -          15          -     -      -          -          -
Kansas                       1       3      1      -         -           5          -     -      -          -          -
Kentucky                     -       5      -      1         -           6          -     -      -          -          -
Louisiana                    -       5      1      2         1           9          -     -      -          -          -
Maine                        -       -      2      -         -           2          -     -      -          -          -
Maryland                     1      12      2      -         4          19          1     -      2          1          4
Massachusetts                1       9      3      -         6          19          -     -      -          -          -
Michigan                     8       6      5      3         1          23          -     -      -          -          -
Minnesota                    1       7      1      -         1          10          -     -      -          -          -
Mississippi                  -       1      -      2         -           3          -     -      -          -          -
Missouri                     1       9      1      1         1          13          -     -      -          -          -
Nebraska                     1       1      -      -         -           2          -     -      -          -          -
Nevada                       1       3      -      -         -           4          -     -      -          -          -
New Hampshire                -       4      -      -         2           6          -     -      -          -          -
New Jersey                   1       9      3      -         -          13          -     -      -          -          -
New Mexico                   1       -      -      -         -           1          -     -      -          -          -
New York                    11       7      7      3         2          30          -     -      -          -          -
North Carolina               6       5      5      2         1          19          -     -      2          -          2
Ohio                         7      12      5      2         3          29          -     -      -          -          -
Oklahoma                     -       2      1      1         -           4          -     -      -          -          -
Oregon                       2       5      -      1         -           8          -     -      -          -          -
Pennsylvania                 2      11      5      4         2          24          -     -      -          -          -
Rhode Island                 -       1      -      -         -           1          -     -      -          -          -
South Carolina               2       3      2      -         -           7          -     -      1          -          1
Tennessee                    4       5      1      3         -          13          -     -      1          -          1
Texas                        7      27      5      7         2          48          2     2      3          3         10
Utah                         5       -      -      -         -           5          -     -      -          -          -
Vermont                      -       -      1      -         -           1          -     -      -          -          -
Virginia                     2      13      5      5         3          28          -     -      2          -          2
Washington                   4       3      3      1         -          11          -     -      -          -          -
West Virginia                -       -      3      1         -           4          -     -      -          -          -
Wisconsin                    4       2      1      -         -           7          1     -      -          1          2
Wyoming                      -       -      -      1         -           1          -     -      -          -          -
                           ---------------------------------------------------------------------------------------------

                           118     295    104     56        45         618          9     5     17          9         40
                           =============================================================================================

           Of the stores open at April 30, 2000, the Company owns six Circuit City store locations and 10 CarMax store locations. The Company leases the remaining Circuit City and CarMax locations. During fiscal 2001, the Company anticipates entering into sale-leaseback transactions for three of the Circuit City locations owned by the Company as of April 30, 2000.

           For information with respect to obligations for Circuit City leases, see note 10 of the Notes to Circuit City Group Financial Statements on page 61 of the Company's 2000 Annual Report to Stockholders, which is incorporated herein by reference. For information with respect to obligations for CarMax leases, see note 12 of the Notes to CarMax Group Financial Statements on page 79 of the Company's 2000 Annual Report to Stockholders, which is incorporated herein by reference.

           The Company owns a 388,000-square-foot consumer electronics/appliance distribution center in Doswell, Va., and a 387,000-square-foot consumer electronics/appliance distribution center in Atlanta, Ga. These distribution centers have been financed with Industrial Development Revenue Bonds.

           The Company owns a distribution center in Marion, Ill. and an office building in Kennesaw, Ga. The Company anticipates entering into sale-leaseback transactions for both of these properties in fiscal 2001. In addition, the Company owns most of the land but leases the three buildings in which its corporate headquarters is located. The Company leases space for all warehouse, service and office facilities except for the aforementioned properties.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 2000.

Executive Officers of the Company.

           The following table identifies the present executive officers of the Company. The Company is not aware of any family relationship between any executive officers of the Company or any executive officer and any director of the Company. All executive officers are generally elected annually and serve for one year or until their successors are elected and qualify. The next general election of officers will occur in June 2000.

                  Name                    Age                 Office
                  ----                    ---                 ------

           Richard L. Sharp               53          Chairman of the Board and
                                                      Chief Executive Officer
           W. Alan McCollough             50          President and
                                                      Chief Operating Officer
           Richard S. Birnbaum            47          Executive Vice President
                                                      Operations
           Michael T. Chalifoux           53          Executive Vice President,
                                                      Chief Financial Officer and
                                                      Corporate Secretary
           John W. Froman                 46          Executive Vice President
                                                      Merchandising
           Dennis J. Bowman               46          Senior Vice President and
                                                      Chief Information Officer
           W. Stephen Cannon              48          Senior Vice President and
                                                      General Counsel
           Philip J. Dunn                 47          Senior Vice President,
                                                      Treasurer and Controller
           John A. Fitzsimmons            57          Senior Vice President
                                                      Administration

                                 Page 12 of 18

                  Name                    Age                 Office
                  ----                    ---                 ------

           W. Austin Ligon                49          Senior Vice President
                                                      Automotive
           Gary Mierenfeld                48          Senior Vice President
                                                      Distribution and National Service
           Jeffrey S. Wells               54          Senior Vice President
                                                      Human Resources


           Mr. Sharp is a director and a member of the Company's executive committee. He joined the Company in 1982 as executive vice president and was elected president in 1984, chief executive officer in 1986 and chairman of the board in 1994. While remaining chairman of the Company, Mr. Sharp will step down as chief executive officer in June 2000.

           Mr. McCollough is a director and a member of the Company's executive committee. He joined the Company in 1987 as general manager of corporate operations. He was elected assistant vice president in 1989, vice president and central division president in 1991, senior vice president - merchandising in 1994, president and chief operating officer in 1997 and chief executive officer, effective June 2000.

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

           Mr. Froman joined the Company in 1986 as a store manager and general manager in training. In 1987, he was promoted to general manager and in 1989 was named assistant vice president. He was promoted to director of corporate operations in 1990 and in 1992 added the title of vice president. He was elected president of the Company's Central Division in 1994, named senior vice president
- merchandising in 1997 and executive vice president in 2000.

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

           Mr. Dunn joined the Company in 1984. He was named treasurer in 1990, was promoted to vice president in 1992 and added the title of controller in 1996. In 1999, he was elected senior vice president.

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

                                     Part II

           With the exception of the information incorporated by reference from the 2000 Annual Report to Stockholders in Item 2 of Part I and Items 5, 6, 7, 7a and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 2000 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.

           Incorporated herein by reference is the information appearing under the heading "Common Stock" on page 29 of the Company's 2000 Annual Report to Stockholders.

           As of April 30, 2000, there were 8,308 shareholders of record of the Circuit City Group common stock and 550 shareholders of record of the CarMax Group common stock.

Item 6.    Selected Financial Data.

           Incorporated herein by reference is the information appearing under the heading "Reported Historical Information" on page 23 of the Company's 2000 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

           Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 23 through 29 for Circuit City Stores, Inc., pages 46 through 49 for the Circuit City Group, and pages 64 through 67 for the CarMax Group of the Company's 2000 Annual Report to Stockholders.

Item 7a.   Quantitative and Qualitative Disclosure about Market Risk.

           Incorporated herein by reference is the information appearing under the sub-heading "Market Risk" on page 28 for Circuit City Stores, Inc., page 49 for the Circuit City Group and page 67 for the CarMax Group of the Company's 2000 Annual Report to Stockholders.

Item 8.    Financial Statements and Supplementary Data.

           Incorporated herein by reference is the information appearing under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report," on pages 30 through 45 of the Company's 2000 Annual Report to Stockholders.

           Incorporated herein by reference is the information appearing under the headings "Circuit City Group Statements of Earnings," "Circuit City Group Balance Sheets," "Circuit City Group Statements of Cash Flows," "Circuit City Group Statements of Group Equity," "Notes to Circuit City Group Financial Statements," and "Independent Auditors' Report," on pages 50 through 63 of the Company's 2000 Annual Report to Stockholders.

           Incorporated herein by reference is the information appearing under the headings "CarMax Group Statements of Operations," "CarMax Group Balance Sheets," "CarMax Group Statements of Cash Flows," "CarMax Group Statements of Group Equity, " "Notes to CarMax Group Financial Statements," and "Independent Auditors' Report," on pages 68 through 80 of the Company's 2000 Annual Report to Stockholders.

           Incorporated herein by reference is the information appearing under the heading "Quarterly Financial Data (Unaudited)" on page 45 for Circuit City Stores, Inc., page 63 for the Circuit City Group and page 80 for the CarMax Group of the Company's 2000 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

                                    Part III

           With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11 and 12 of Part III of this Form 10-K, the Company's Proxy Statement dated May 10, 2000, is not to be deemed filed as a part of this Report.

Item 10.   Directors and Executive Officers of the Company.

           The information  concerning the Company's  directors required by this
Item is incorporated by reference to the section entitled "Item One - Election of Directors" appearing on pages 2 through 4 of the Company's Proxy Statement dated May 10, 2000.

           The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Company" appearing on pages 12 and 13.

           The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Compliance" appearing on page 17 of the Company's Proxy Statement dated May 10, 2000.

Item 11.   Executive Compensation.

           The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation," "Employment Agreements and Change-in-Control Arrangements," and "Compensation of Directors," appearing on pages 9 through 11 and pages 16 through 17 of the Company's Proxy Statement dated May 10, 2000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Securities" appearing on pages 5 through 7 of the Company's Proxy Statement dated May 10, 2000.

Item 13.  Certain Relationships and Related Transactions.

           None.
                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)  The following documents are filed as part of this Report:

           1. Financial Statements. The following Financial Statements of Circuit City Stores, Inc., the Circuit City Group and the CarMax Group, and the related notes to Financial Statements and the Independent Auditors' Reports are incorporated by reference to pages 30 through 45 for Circuit City Stores, Inc., pages 50 through 63 for the Circuit City Group, and pages 68 through 80 for the CarMax Group of the Company's 2000 Annual Report to
               Shareholders:

               Consolidated Statements of Earnings for the fiscal years ended February 29 or 28, 2000, 1999 and 1998.

               Circuit City Group Statements of Earnings for the fiscal years ended February 29 or 28, 2000, 1999 and 1998.

               CarMax Group Statements of Operations for the fiscal years ended February 29 or 28, 2000, 1999 and 1998.

               Consolidated Balance Sheets at February 29, 2000 and February 28, 1999.

               Circuit City Group Balance Sheets at February 29, 2000 and February 28, 1999.

               CarMax Group Balance Sheets at February 29, 2000 and February 28, 1999.

               Consolidated Statements of Cash Flows for the fiscal years ended February 29 or 28, 2000, 1999 and 1998.

               Circuit City Group Statements of Cash Flows for the fiscal years ended February 29 or 28, 2000, 1999 and 1998.

               CarMax Group Statements of Cash Flows for the fiscal years ended February 29 or 28, 2000, 1999 and 1998.

               Consolidated Statements of Stockholders' Equity for the fiscal years ended February 29 or 28, 2000, 1999 and 1998.

               Circuit City Group Statements of Group Equity for the fiscal years ended February 29 or 28, 2000, 1999 and 1998.

               CarMax Group Statements of Group Equity for the fiscal years ended February 29 or 28, 2000, 1999 and 1998.

               Notes to Consolidated Financial Statements.

               Notes to Circuit City Group Financial Statements.

               Notes to CarMax Group Financial Statements.

               Independent Auditors' Report, Circuit City Stores, Inc.

               Independent Auditors' Report, Circuit City Group.

               Independent Auditors' Report, CarMax Group.

           2. Financial Statement Schedule. The following financial statement schedules of Circuit City Stores, Inc., Circuit City Group and CarMax Group for the fiscal years ended February 29 or 28, 2000, 1999 and 1998, are filed as part of this Report and should be read in conjunction with the Financial Statements of Circuit City Stores, Inc., Circuit City Group and CarMax Group.

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




May 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                               Title                                         Date

Michael T. Chalifoux*                       Director                                    May 23, 2000
--------------------------
Michael T. Chalifoux

Richard N. Cooper*                          Director                                    May 23, 2000
--------------------------
Richard N. Cooper

Barbara S. Feigin*                          Director                                    May 23, 2000
--------------------------
Barbara S. Feigin

James F. Hardymon*                          Director                                    May 23, 2000
--------------------------
James F. Hardymon

Robert S. Jepson Jr.*                       Director                                    May 23, 2000
--------------------------
Robert S. Jepson Jr.

W. Alan McCollough*                         Director                                    May 23, 2000
--------------------------
W. Alan McCollough

Hugh G. Robinson*                           Director                                    May 23, 2000
--------------------------
Hugh G. Robinson

Walter J. Salmon*                           Director                                    May 23, 2000
--------------------------
Walter J. Salmon

Mikael Salovaara*                           Director                                    May 23, 2000
--------------------------
Mikael Salovaara

s/ Richard L. Sharp                         Director                                    May 23, 2000
--------------------------
Richard L. Sharp

John W. Snow*                               Director                                    May 23, 2000
--------------------------
John W. Snow

Edward Villanueva*                          Director                                    May 23, 2000
--------------------------
Edward Villanueva

Alan L. Wurtzel*                            Director                                    May 23, 2000
--------------------------
Alan L. Wurtzel

By: s/ Richard L. Sharp
-----------------------
Richard L. Sharp,
Attorney-In-Fact


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

                                                                             S-1
                                   Schedule II

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves
                             (Amounts in thousands)

                                       Balance at           Charged           Charge-offs          Balance at
                                        Beginning             to                 less               End of
        Description                      of Year            Income            Recoveries             Year

Circuit City Stores, Inc.:

Year ended February 28, 1998:
Allowance for doubtful accounts         $ 15,396            $  8,464          $  (5,554)          $  18,306
                                        ========            ========          =========           =========

Year ended February 28, 1999:
Allowance for doubtful accounts         $ 18,306            $  3,918          $  (5,942)          $  16,282
                                        ========            ========          =========           =========

Year ended February 29, 2000:
Allowance for doubtful accounts         $ 16,282            $  8,853          $  (6,822)          $  18,313
                                        ========            ========          =========           =========

Circuit City Group:

Year ended February 28, 1998:
Allowance for doubtful accounts         $ 13,534            $  5,616          $  (4,627)          $  14,523
                                        ========            ========          =========           =========

Year ended February 28, 1999:
Allowance for doubtful accounts         $ 14,523            $  1,374          $  (4,828)          $  11,069
                                        ========            ========          =========           =========

Year ended February 29, 2000:
Allowance for doubtful accounts         $ 11,069            $  4,324          $  (2,898)          $  12,495
                                        ========            ========          =========           =========

CarMax Group:

Year ended February 28, 1998:
Allowance for doubtful accounts         $  1,862            $  2,848          $    (927)          $   3,783
                                        ========            ========          =========           =========

Year ended February 28, 1999:
Allowance for doubtful accounts         $  3,783            $  2,544          $  (1,114)          $   5,213
                                        ========            ========          =========           =========

Year ended February 29, 2000:
Allowance for doubtful accounts         $  5,213            $  4,529          $  (3,924)          $   5,818
                                        ========            ========          =========           =========


          Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Circuit City Stores, Inc.:


Under date of April 4, 2000, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 29, 2000 and February 28, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended February 29, 2000, as contained in the February 29, 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended February 29, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related Circuit City Stores, Inc. financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




s/KPMG LLP



Richmond, Virginia
April 4, 2000



                                                                             S-2

          Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Circuit City Stores, Inc.:


Under date of April 4, 2000, we reported on the balance sheets of the Circuit City Group as of February 29, 2000 and February 28, 1999, and the related statements of earnings, group equity and cash flows for each of the fiscal years in the three-year period ended February 29, 2000, as contained in the February 29, 2000 annual report to stockholders. Our report dated April 4, 2000 includes a qualification related to the effects of not consolidating the CarMax Group with the Circuit City Group as required by generally accepted accounting principles. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Circuit City Stores, Inc. for the year ended February 29, 2000. In connection with our audits of the aforementioned financial statements, we also have audited the related Circuit City Group financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, except for the effects of not consolidating the CarMax Group with the Circuit City Group as discussed in the preceding paragraph, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




 s/KPMG LLP



 Richmond, Virginia
 April 4, 2000





                                                                             S-2

          Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Circuit City Stores, Inc.:


Under date of April 4, 2000, we reported on the balance sheets of the CarMax Group as of February 29, 2000 and February 28, 1999, and the related statements of operations, group equity and cash flows for each of the fiscal years in the three-year period ended February 29, 2000, as contained in the February 29, 2000 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Circuit City Stores, Inc. for the year ended February 29, 2000. In connection with our audits of the aforementioned financial statements, we also have audited the related CarMax Group financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




s/KPMG LLP



Richmond, Virginia
April 4, 2000

                            Circuit City Stores, Inc.


                           Annual Report on Form 10-K


                                INDEX TO EXHIBITS


(3)    Articles of Incorporation and Bylaws


                  (a) Amended and Restated Articles of Incorporation of the Company, effective February 3, 1997, filed as Exhibit 3(i)(a) to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended May 31, 1999, (File No. 1-5767) are expressly incorporated herein by this reference.


                  (b) Articles of Amendment to the Company's Amended and Restated Articles of Incorporation, effective April 28, 1998, filed as Exhibit 3(i)(b) to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended May 31, 1999, (File No. 1-5767) are expressly incorporated herein by this reference.

                  (c) Articles of Amendment to the Company's Amended and Restated Articles of Incorporation, effective June 22, 1999, filed as Exhibit 3(i)(c) to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended May 31, 1999 (File No. 1-5767), are expressly incorporated herein by this reference.


                  (d) Bylaws of the Company, as amended and restated February 15, 2000, filed as Exhibit 4.4 to the Company's Form S-8 filed on March 24, 2000, are expressly incorporated herein by this reference.


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

                  (e) Third Amendment to Term Loan Agreement dated September 23, 1999 to the $100,000,000 term loan agreement dated July 28, 1994, between the Company, General Electric Capital Corporation, as successor agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (f) $175,000,000 term loan agreement dated May 26, 1995, between the Company, LTCB Trust Company, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (g) First Amendment to Term Loan Agreement dated October 24, 1995, to the $175,000,000 term loan agreement dated May 26, 1995, between the Company, LTCB Trust Company, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (h) Second Amendment to the Term Loan Agreement dated September 23, 1999 to the $175,000,000 term loan agreement dated May 26, 1995, between the Company, General Electric Capital Corporation, as successor agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (i) $130,000,000 term loan agreement dated June 14, 1996, between the Company, Royal Bank of Canada, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (j) $150,000,000 Credit Agreement dated August 31, 1996, between the Company, Crestar Bank, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (k) First Amendment to Credit Agreement dated May 1, 1998, to the $150,000,000 Credit Agreement dated August 31, 1996, between the Company, Crestar Bank, as agent, and the banks named therein. Pursuant to
                           Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (l) Second Amendment to Credit Agreement dated September 1, 1999 to the $150,000,000 Credit Agreement dated August 31, 1996, between the Company, Crestar Bank, as agent, and the banks named therein. Pursuant to
                           Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


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


                  (d) Amendment effective June 15, 1999, to the Company's 1994 Stock Incentive Plan, as amended, filed as
                           Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, is expressly incorporated herein by this reference.


                  (e) Letter agreement and non-compete agreement dated January 30, 1996, (revised February 12, 1996), between  the  Company  and Alan L.  Wurtzel  filed as
                           Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (f)      Employment  agreement between the Company and Richard
                           L. Sharp dated October 17, 1986, and amendment dated August 1, 1989, to the employment agreement, filed as
                           Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (g) Employment agreement dated June 1, 1988, between the Company and John A. Fitzsimmons, filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1989, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (h) Amendment dated August 1, 1989, to employment agreement dated June 1, 1988, between the Company and John A. Fitzsimmons, filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (i) Employment agreement dated May 25, 1989, between the Company and Michael T. Chalifoux, filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (j) Employment agreement dated April 24, 1995, between the Company and W. Alan McCollough filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, (File No. 1-5767), is expressly incorporated herein by this reference.


                  (k) Amended and restated employment agreement dated May 12, 1995, between the Company and Richard S. Birnbaum filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995, (File No. 1-5767) is expressly incorporated herein by this reference.


                  (l) The Company's Annual Performance-Based Bonus Plan, as amended as of January 24, 1997, filed as Annex IV to the Company's Definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997, (File No. 1-5767) is expressly incorporated herein by this reference.

                  (m) Program for deferral of director compensation implemented October 1995 filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995, (Filed No. 1-5767) is expressly incorporated herein by this reference.


                  (n) Benefit Restoration Plan, effective February 28, 1999, filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999, (File 1-5767) is expressly incorporated herein by this reference.


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