Form 10-Q
period 2000-05-31
CIRCUIT CITY STORES INC
filed 2000-07-13
CIK 104599

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 For the Quarterly
                            Period Ended May 31, 2000

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

        Yes    X                                                No
            -------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                     Class                                                   Outstanding at June 30, 2000
-----------------------------------------------------------------------------                ----------------------------
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                          205,292,247
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                                 25,621,254


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 35.


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                               Page

                                                                                                No.

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Financial Statements:

                     Consolidated Balance Sheets -
                     May 31, 2000 and February 29, 2000                                         4

                     Consolidated Statements of Operations -
                     Three Months Ended May 31, 2000 and 1999                                   5

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 2000 and 1999                                   6

                     Notes to Consolidated Financial Statements                                 7

                  Circuit City Group Financial Statements:

                     Circuit City Group Balance Sheets -
                     May 31, 2000 and February 29, 2000                                        15

                     Circuit City Group Statements of Operations -
                     Three Months Ended May 31, 2000 and 1999                                  16

                     Circuit City Group Statements of Cash Flows -
                     Three Months Ended May 31, 2000 and 1999                                  17

                     Notes to Circuit City Group Financial Statements                          18

                  CarMax Group Financial Statements:

                     CarMax Group Balance Sheets -
                     May 31, 2000 and February 29, 2000                                        25

                     CarMax Group Statements of Earnings -
                     Three Months Ended May 31, 2000 and 1999                                  26

                     CarMax Group Statements of Cash Flows -
                     Three Months Ended May 31, 2000 and 1999                                  27

                     Notes to CarMax Group Financial Statements                                28

      Item 2.     Management's Discussion and Analysis:
                  -------------------------------------

                     Circuit City Stores, Inc. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                          11

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                          21

                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                          30

                                  Page 2 of 36

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk:
                  -----------------------------------------------------------

                     Circuit City Stores, Inc. Quantitative and Qualitative Disclosures        14
                     About Market Risk

                     Circuit City Group Quantitative and Qualitative Disclosures               24
                     About Market Risk

                     CarMax Group Quantitative and Qualitative Disclosures                     33
                     About Market Risk



PART II.             OTHER INFORMATION


      Item 4.        Submission of Matters to a Vote of Security Holders                       34

      Item 6.        Exhibits and Reports on Form 8-K                                          35




                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                May 31, 2000          Feb. 29, 2000
                                                                ------------          -------------
                                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                      $      368,046        $     643,933
Net accounts receivable                                               589,554              593,276
Inventory                                                           1,848,910            1,689,209
Prepaid expenses and other current assets                              32,433               16,197
                                                               --------------        -------------

Total current assets                                                2,838,943            2,942,615

Property and equipment, net                                           946,989              965,181
Other assets                                                           48,712               47,552
                                                               --------------        -------------

TOTAL ASSETS                                                   $    3,834,644        $   3,955,348
                                                               ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                         $        2,379        $     177,344
Accounts payable                                                    1,000,728              960,131
Short-term debt                                                         1,419                3,005
Accrued expenses and other current liabilities                        128,767              204,561
Deferred income taxes                                                  61,576               61,118
                                                               --------------        -------------

Total current liabilities                                           1,194,869            1,406,159

Long-term debt, excluding current installments                        248,941              249,241
Deferred revenue and other liabilities                                123,045              130,020
Deferred income taxes                                                  25,875               27,754
                                                               --------------        -------------

TOTAL LIABILITIES                                                   1,592,730            1,813,174
                                                               --------------        -------------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
   350,000,000 shares authorized; 204,876,000 shares
   issued and outstanding as of May 31, 2000                          102,438              101,934
CarMax Group common stock, $0.50 par value;
   175,000,000 shares authorized; 25,620,000 shares
   issued and outstanding as of May 31, 2000                           12,810               12,807
Capital in excess of par value                                        618,719              576,574
Retained earnings                                                   1,507,947            1,450,859
                                                               --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                          2,241,914            2,142,174
                                                               --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    3,834,644        $   3,955,348
                                                               ==============        =============

See accompanying notes to consolidated financial statements.



                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)
                                                                              Three Months Ended
                                                                                    May 31,

                                                                          2000                  1999
                                                                     --------------        -------------

Net sales and operating revenues                                     $    3,074,851        $   2,690,982
Cost of sales, buying and warehousing                                     2,391,589            2,088,255
                                                                     --------------        -------------
Gross profit                                                                683,262              602,727
                                                                     --------------        -------------
Selling, general and administrative expenses                                579,206              529,581
Interest expense                                                              6,221                5,332
                                                                     --------------        -------------
Total expenses                                                              585,427              534,913
                                                                     --------------        -------------
Earnings from continuing operations before income taxes                      97,835               67,814
Provision for income taxes                                                   37,177               25,770
                                                                     --------------        -------------
Earnings from continuing operations                                          60,658               42,044
                                                                     --------------        -------------
Discontinued operations:
    Loss from discontinued operations of Divx,
    less income tax benefit                                                       -              (16,215)
    Loss on disposal of Divx, including provision for
    losses during phase-out period, less income tax benefit                       -             (114,025)
                                                                     --------------        -------------
Loss from discontinued operations                                                 -             (130,240)
                                                                     --------------        -------------
Net earnings (loss)                                                  $      60,658         $     (88,196)
                                                                     ==============        =============
Net earnings (loss) attributed to:
    Circuit City Group common stock:
       Continuing operations                                         $       57,123        $      41,398
       Discontinued operations                                                    -             (130,240)
    CarMax Group common stock                                                 3,535                  646
                                                                     --------------        -------------
                                                                     $       60,658        $     (88,196)
                                                                     ==============        =============
Weighted average common shares:
    Circuit City Group:
       Basic                                                                202,865              200,466
                                                                     ==============        =============
       Diluted                                                              205,877              203,470
                                                                     ==============        =============
    CarMax Group:
       Basic                                                                 25,519               23,150
                                                                     ==============        =============
       Diluted                                                               26,918               25,470
                                                                     ==============        =============
Net earnings (loss) per share:
    Circuit City Group:
       Basic:
         Continuing operations                                       $         0.28        $        0.21
                                                                     ==============        =============
         Discontinued operations                                     $           -         $       (0.65)
                                                                     ==============        =============
         Net earnings (loss)                                         $         0.28        $       (0.44)
                                                                     ==============        =============
       Diluted:
         Continuing operations                                       $         0.28        $        0.20
                                                                     ==============        =============
         Discontinued operations                                     $           -         $       (0.64)
                                                                     ==============        =============
         Net earnings (loss)                                         $         0.28        $       (0.44)
                                                                     ==============        =============
    CarMax Group:
       Basic                                                         $         0.14        $        0.03
                                                                     ==============        =============
       Diluted                                                       $         0.13        $        0.03
                                                                     ==============        =============
Dividends paid per common share:

    Circuit City Group common stock                                  $       0.0175        $      0.0175
                                                                     ==============        =============
    CarMax Group common stock                                        $            -        $           -
                                                                     ==============        =============

See accompanying notes to consolidated financial statements.



                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                 Three Months Ended
                                                                                       May 31,

                                                                             2000                  1999
                                                                        --------------        -------------
Operating Activities:

Net earnings (loss)                                                       $     60,658         $    (88,196)
Adjustments to reconcile net earnings (loss) to net
    cash used in operating activities of continuing operations:
    Loss from discontinued operations                                                -               16,215
    Loss on disposal of discontinued operations                                      -              114,025
    Depreciation and amortization                                               34,568               34,090
    Loss on sales of property and equipment                                        545                  541
    Provision for deferred income taxes                                         (1,418)                (695)
    Changes in operating assets and liabilities,
       net of effects from business acquisitions:
       Decrease in deferred revenue and other liabilities                       (1,475)             (10,965)
       Decrease (increase) in net accounts receivable                            3,726              (12,389)
       Increase in inventory                                                  (159,699)            (103,062)
       Increase in prepaid expenses and other current assets                   (16,233)             (19,968)
       Increase in other assets                                                 (2,030)              (1,067)
       Decrease in accounts payable, accrued expenses and
          other current liabilities                                            (35,465)             (30,036)
                                                                        --------------        -------------
Net cash used in operating activities of continuing operations                (116,823)            (101,507)
                                                                        --------------        -------------

Investing Activities:

Cash used in business acquisitions                                                   -              (31,278)
Purchases of property and equipment                                            (33,807)             (57,349)
Proceeds from sales of property and equipment                                   17,471               17,087
                                                                        --------------        -------------
Net cash used in investing activities of continuing operations                 (16,336)             (71,540)
                                                                        --------------        -------------

Financing Activities:

(Payments on) proceeds from issuance of short-term debt, net                    (1,586)               3,939
Principal payments on long-term debt                                          (175,265)                (704)
Issuances of Circuit City Group common stock, net                               41,506               16,448
Issuances of CarMax Group common stock, net                                      1,146                1,080
Dividends paid on Circuit City Group common stock                               (3,570)              (3,538)
                                                                        --------------        -------------
Net cash (used in) provided by financing activities
    of continuing operations                                                  (137,769)              17,225
                                                                        --------------        -------------

Cash used in discontinued operations                                            (4,959)             (32,945)
                                                                        --------------        -------------


Decrease in cash and cash equivalents                                         (275,887)            (188,767)
Cash and cash equivalents at beginning of year                                 643,933              265,880
                                                                        --------------        -------------
Cash and cash equivalents at end of period                                $    368,046         $     77,113
                                                                        ==============        =============


See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1.   Basis of Presentation

     The common stock of Circuit City Stores, Inc. consists of two common stock series, which are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which has been discontinued (see Note 7). The CarMax Group Common Stock is intended to track the performance of the CarMax Group's operations. The Circuit City Group held a 74.7 percent interest in the CarMax Group at May 31, 2000, a 74.7 percent interest at February 29, 2000, and a 76.3 percent interest at May 31, 1999.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their financial statements, holders of Circuit City Group Stock and holders of CarMax Group Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and in the Company's 2000 annual report to shareholders.

     On June 15, 1999, the board of directors declared a two-for-one split of the outstanding Circuit City Group Stock in the form of a 100 percent stock dividend. Circuit City Group share, earnings per share and dividends per share calculations included in the accompanying financial statements reflect this stock split.

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

3.   Net Earnings per Share

     Reconciliations of the numerator and denominator of basic and diluted net earnings per share are presented below:


                                                                                Three Months Ended
     (Amounts in thousands                                                            May 31,
     except per share data)                                                   2000               1999
     --------------------------------------------------------------------------------------------------

     Circuit City Group:

     Weighted average common shares..................................         202,865           200,466
     Dilutive potential common shares:
        Options......................................................           2,202             2,188
        Restricted stock.............................................             810               816
                                                                          -----------------------------

     Weighted average common shares and
        dilutive potential common shares.............................         205,877           203,470
                                                                          =============================

     Earnings from continuing operations available
        to common shareholders.......................................     $    57,123       $    41,398
                                                                          =============================
     Basic earnings per share from continuing
        operations...................................................     $      0.28       $      0.21
                                                                          =============================
     Diluted earnings per share from continuing
        operations...................................................     $      0.28       $      0.20
                                                                          =============================

     CarMax Group:

     Weighted average common shares..................................          25,519            23,150
     Dilutive potential common shares:
        Options......................................................           1,212             2,130
        Restricted stock.............................................             187               190
                                                                          -----------------------------
     Weighted average common shares and
        dilutive potential common shares.............................          26,918            25,470
                                                                          =============================

     Net earnings available to common shareholders...................     $     3,535       $       646
                                                                          =============================
     Basic net earnings per share....................................     $      0.14       $      0.03
                                                                          =============================
     Diluted net earnings per share..................................     $      0.13       $      0.03
                                                                          =============================

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month period ended May 31, 2000, options to purchase 100,000 shares of Circuit City Group Stock at $56.28 per share were outstanding and not included in the calculation. For the three-month period ended May 31, 1999, options to purchase 4,800 shares of Circuit City Group Stock at $34.63 per share were outstanding and not included in the calculation.

     For the three-month period ended May 31, 2000, options to purchase 1,512,376 shares of CarMax Group Stock at prices ranging from $3.91 to $16.31 per share were outstanding and not included in the calculation. For the three-month period ended May 31, 1999, options to purchase 646,173 shares of CarMax Group Stock at prices ranging from $6.25 to $16.31 per share were outstanding and not included in the calculation.

4.   Gain or Loss on Securitizations

     For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of the Company's finance operations. The change in Circuit City Group's retained interests of credit card securitizations consisted of originated interests of $11.5 million for the three-month period ended May 31, 2000, less amortization of $13.2 million. For the same period last fiscal year, the change in the retained interests consisted of originated retained interests of $8.7 million, less amortization of $10.4 million.

     The change in retained interests of auto loan securitizations for the CarMax Group consisted of originated interests of $5.5 million for the first quarter of this fiscal year, less amortization of $3.4 million. For the same period last fiscal year, the change in the retained interests consisted of originated retained interests of $4.7 million, less amortization of $2.9 million.

5.   Interest Rate Swaps

     On behalf of the CarMax Group, the Company, in the first quarter of fiscal 2001, entered into two 40-month amortizing swaps related to auto loan receivable securitizations. These swaps had an initial notional amount of approximately $164 million. The total notional amount of CarMax swaps was $472.7 million at May 31, 2000, and $327.0 million at February 29, 2000. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

6.   Operating Segment Information

     The Company conducts business in two operating segments: Circuit City and CarMax. These segments are identified and managed by the Company based on the different products and services offered by each. Circuit City refers to the retail operations bearing the Circuit City name and to all related operations such as the Circuit City Group's finance operation. This segment is engaged in the business of selling brand-name consumer electronics, personal computers, major appliances and entertainment software. CarMax refers to the used- and new-car retail locations bearing the CarMax name and to all related operations such as its finance operation. Divx is not included as an operating segment because it was discontinued on June 16, 1999. Financial information for these segments for the first quarters of fiscal 2001 and fiscal 2000 is presented below.

     Quarter Ended May 31, 2000
                                                                                                         Total Operating
     (Amounts in thousands)                                       Circuit City           CarMax              Segments
     --------------------------------------------------------------------------------------------------------------------------

     Revenues from external customers..........................   $  2,449,110         $ 625,741           $  3,074,851
     Interest expense..........................................          2,693             3,528                  6,221
     Depreciation and amortization............................          29,992             4,576                 34,568
     Earnings from continuing operations
          before income taxes..................................         75,345            22,490                 97,835
     Provision for income taxes................................         28,631             8,546                 37,177
     Earnings from continuing operations.......................         46,714            13,944                 60,658
     Total assets..............................................   $  3,115,292         $ 719,086           $  3,834,378


     Quarter Ended May 31, 1999

                                                                                                         Total Operating
     (Amounts in thousands)                                       Circuit City             CarMax            Segments
     --------------------------------------------------------------------------------------------------------------------------
     Revenues from external customers..........................   $  2,204,919         $ 486,063           $  2,690,982
     Interest expense..........................................          3,649             1,683                  5,332
     Depreciation and amortization............................          31,455             2,635                 34,090
     Earnings from continuing operations
          before income taxes..................................         63,405             4,409                 67,814
     Provision for income taxes................................         24,094             1,676                 25,770
     Earnings from continuing operations.......................         39,311             2,733                 42,044
     Total assets..............................................   $  2,710,736         $ 658,886           $  3,369,622

     Earnings from continuing operations and total assets for Circuit City exclude the Inter-Group Interest in the CarMax Group and the discontinued Divx operations as discussed in Note 7.

7.   Loss from Discontinued Operations

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but that existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after taxes, on both the consolidated and the Circuit City Group statements of operations. Discontinued operations also have been segregated on the consolidated and Circuit City Group statements of cash flows. However, Divx is not segregated on the consolidated and Circuit City Group balance sheets.

     The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments.

     For the quarter ended May 31, 2000, the discontinued Divx operations had no impact on the earnings of Circuit City Stores, Inc. For the quarter ended May 31, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in that same quarter.

     The net liabilities of the discontinued Divx operations, reflected in the accompanying consolidated balance sheets as of May 31, 2000, and February 29, 2000, are comprised of the following:


     (Amounts in thousands)                                      May 31, 2000        Feb. 29, 2000
     -----------------------------------------------------------------------------------------------
     Current assets..........................................    $        38           $       612
     Property and equipment, net.............................            228                   513
     Current liabilities.....................................        (32,918)              (32,650)
     Non-current liabilities.................................        (29,788)              (35,291)
                                                                 ---------------------------------
     Net liabilities of discontinued operations..............    $   (62,440)          $   (66,816)
                                                                 =================================

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the first quarter of fiscal 2001 were $3.07 billion, an increase of 14 percent from $2.69 billion for the same period last year. The Circuit City Group sales growth was driven by strong sales of personal computers, entertainment software, big-screen televisions and new technologies, including DVD players and digital cameras. The Circuit City Group's total sales growth also reflects continued Superstore expansion, including additions to existing markets and entries into new markets since the first quarter of last fiscal year. For the CarMax Group, the first quarter sales growth reflects a more consistent execution of the CarMax consumer offer at a number of locations; continued customer awareness of the CarMax web site; and the exit of a significant competitor late last calendar year.

Comparable store sales changes for the first quarters of fiscal years 2001 and 2000 were as follows:


============================= ============================================= ==============================
                                                 FY 01                               1st Quarter
                              --------------------------------------------- ------------------------------
                                   MAR            APR             MAY           FY01            FY00
----------------------------- -------------- --------------- -------------- -------------- ---------------
Circuit City Group                 9%             14%             0%             7%              9%
----------------------------- -------------- --------------- -------------- -------------- ---------------
CarMax Group                       18%            17%             10%            14%            (3%)
============================= ============== =============== ============== ============== ===============

The May 2000 and first quarter fiscal 2001 comparable store sales changes for the Circuit City Group exclude 31 stores where the Company began significant remodeling in May. The stores will be excluded from the comparable store base until remodeling is complete. In addition, the Company will no longer disclose monthly comparable store sales changes because these disclosures focus attention on short-term sales variations rather than overall business trends that are critical to management decisions and to quarterly and longer term earnings results. Therefore, going forward, the Company will only present quarterly comparable store sales changes.

During the quarter, the Circuit City Group opened two stores. The Group opened its 32nd store in the New York metropolitan market and its 5th store in the Kansas City, Kan. market. During the remainder of the fiscal year, the Circuit City Group plans to open approximately 23 Superstores. During the first quarter of fiscal 2001, the Circuit City Group began the roll out of a number of new technology displays that are designed to help consumers learn about the latest capabilities available in consumer electronics, including digital memory devices, wireless communications, Internet access and new digital video and digital audio products. In addition, Circuit City is in the process of redesigning its store format to add more space for consumer electronics and personal computer products and expand its selection of self-service items.

CarMax has limited its geographic expansion to focus on building sales and profitability in existing markets. Management is concentrating on the hub-and-satellite operating strategy for its used-car superstores and seeking new-car franchises to integrate or co-locate with used-car superstores.

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.4 percent of sales in the first quarter of fiscal 2001 and 5.5 percent of sales in the first quarter of fiscal 2000. Third-party warranty revenue was 4.2 percent of sales in this year's first quarter and 4.4 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 4.4 percent of sales in this year's first quarter versus 4.8 percent in the first quarter of last fiscal year. The decline reflects the impact of lower average retail prices on consumer demand for the related warranties in many categories, increased sales of some products that carry lower warranty penetration rates and the shift in extended warranty sales from Circuit City extended warranties to third-party extended warranties over the past five years. The gross profit margins on products sold with extended warranties are higher than the gross profit margins on products sold without extended warranties.

For the CarMax Group, gross dollar sales from all extended warranty programs were 4.0 percent of sales in the first quarter of fiscal 2001 compared with 3.9 percent in the same period last year. Third-party warranty revenue increased to
1.8 percent of sales in this year's first quarter from 1.7 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.8 percent of sales in the first quarter of both fiscal 2001 and 2000.

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

Cost of Sales, Buying and Warehousing

The gross profit margin was 22.2 percent of sales in the first quarter of fiscal 2001 compared with 22.4 percent in the same period last year.

For the Circuit City Group, the gross profit margin was 24.4 percent of sales in the first quarter compared with 24.5 percent in the same period last year. The lower margin reflects changes in the merchandise sales mix.

For the CarMax Group, the gross profit margin increased to 13.7 percent of sales in the first quarter of fiscal 2001 from 12.8 percent for the same period last year. Better inventory management drove the margin improvement.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expense ratio was 18.8 percent in the first quarter of fiscal 2001 compared with 19.7 percent for the same period last year.

For the Circuit City Group, the selling, general and administrative expense ratio was 21.2 percent of sales in the first quarter of fiscal 2001 compared with 21.5 percent for the same period last year. The improvement in the expense ratio reflects the increase in comparable store sales.

The CarMax Group's selling, general and administrative expense ratio improved to
9.5 percent of sales in the first quarter of fiscal 2001 compared with 11.5 percent of sales for the same period last year. Leverage from sales growth and productivity improvements, including more effective advertising expenditures and the implementation of the hub-and-satellite operating strategy in a number of markets, produced this significant expense ratio improvement.

Interest Expense

Interest expense was 0.2 percent of sales in the first quarter of fiscal 2001 and fiscal 2000.

For the Circuit City Group, interest expense decreased to 0.1 percent of sales in the first quarter of fiscal 2001 compared with 0.2 percent of sales for the same period last year. The decrease is a result of the reduction in the Circuit City Group's allocation of pooled debt.

For the CarMax Group, interest expense increased to 0.6 percent of sales in the first quarter of fiscal 2001 compared with 0.4 percent of sales for the same period last year. The increase is a result of the rise in CarMax's allocation of pooled debt.

Earnings from Continuing Operations

Earnings from continuing operations for Circuit City Stores, Inc. increased 44 percent to $60.7 million from $42.0 million in last year's first quarter. The increase reflects a 19 percent earnings increase achieved by the Circuit City store business and a 410 percent earnings increase from the CarMax Group.

Loss from Discontinued Operations

On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but that existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after taxes, on both the consolidated and the Circuit City Group statements of operations. Discontinued operations also have been segregated on the consolidated and Circuit City Group statements of cash flows. However, Divx is not segregated on the consolidated and Circuit City Group balance sheets.

For the quarter ended May 31, 2000, the discontinued Divx operations had no impact on the earnings of Circuit City Stores, Inc. For the quarter ended May 31, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million.

The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in that same quarter. The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments.

Net Earnings (Loss)

Net earnings for the Company increased to $60.7 million for the first quarter of fiscal 2001 from a net loss of $88.2 million in last year's first quarter.

Liquidity and Capital Resources

At May 31, 2000, total assets were $3.8 billion. The inventory increase of $159.7 million reflects seasonal inventory increases, lower-than-anticipated sales in the last month of the quarter and better in-stock positions in key products such as personal computers and digital televisions. To support the purchase of inventory, accounts payable increased $40.6 million from the end of fiscal 2000. As scheduled, the Company used existing working capital to repay a term loan totaling $175 million in May 2000. In June 2000, a term loan totaling $130 million will be classified as a current liability since it becomes due in June 2001. Although the Company has the ability to refinance this loan, it intends to repay the debt using existing working capital.

The Circuit City Group's finance operation has a master trust securitization facility which allows the transfer of its private-label card receivables through private placement and the public market. As of May 31, 2000, the master trust program had a total program capacity of $1.44 billion. The Circuit City Group's finance operation also has a master trust securitization facility related to its bankcard program. As of May 31, 2000, the bankcard master trust program had a total program capacity of $1.63 billion. These master trust vehicles permit further expansion of the securitization programs in both the public and private markets.

The Company also has an asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group. This program had a capacity of $500 million as of May 31, 2000. The Company, on behalf of the CarMax Group, also has a public program of $495 million as of May 31, 2000.

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

At May 31, 2000, the Company maintained $370 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

                                     ITEM 3.

             CIRCUIT CITY STORES, INC. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

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

As of May 31, 2000, the private-label and bankcard portfolios of the Circuit City Group had not changed significantly since February 29, 2000. However, as a result of CarMax's growth, the auto installment loan portfolio has increased.

Total principal outstanding for fixed-rate automobile loans at May 31 and February 29, 2000, was as follows:

(Amounts in millions)                          May 31                February 29
--------------------------------------------------------------------------------
Fixed APR................................      $1,023                    $932

Financing for these receivables is achieved through asset securitization programs which, in turn, issue both fixed- and floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at May 31 and February 29, 2000, were as follows:

(Amounts in millions)                           May 31               February 29
--------------------------------------------------------------------------------

Fixed-rate securitizations...............        $495                    $559
Floating-rate securitizations
   synthetically altered to fixed........         473                     327
Floating-rate securitizations............           1                       1
Held by the Company:
   For investment*.......................          31                      22
   For sale..............................          23                      23
                                              -------------------------------
Total ...................................      $1,023                    $932
                                              ===============================
* Held by a bankruptcy remote special purpose company.

Because programs are in place to manage interest rate exposure relating to the consumer loan portfolios, the Company expects to experience relatively little impact as interest rates fluctuate in the future.

                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements, which are subject to risks and uncertainties. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's report on Form 10-K for the year ended February 29, 2000.



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                  May 31, 2000        Feb. 29, 2000
                                                                  ------------        -------------
                                                                   (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                       $      356,676        $     633,952
Net accounts receivable                                                447,620              464,023
Merchandise inventory                                                1,535,435            1,405,617
Prepaid expenses and other current assets                               29,308               13,353
                                                                --------------        -------------

Total current assets                                                 2,369,039            2,516,945

Property and equipment, net                                            734,906              753,325
Inter-Group Interest in the CarMax Group                               268,799              257,535
Other assets                                                            11,613                9,583
                                                                --------------        -------------

TOTAL ASSETS                                                    $    3,384,357        $   3,537,388
                                                                ==============        =============

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                          $        1,174        $      85,735
Accounts payable                                                       907,713              884,172
Short-term debt                                                              -                1,453
Accrued expenses and other current liabilities                         111,516              184,705
Deferred income taxes                                                   53,896               53,971
                                                                --------------        -------------

Total current liabilities                                            1,074,299            1,210,036

Long-term debt, excluding current installments                          23,808              127,984
Deferred revenue and other liabilities                                 115,862              122,771
Deferred income taxes                                                   19,754               21,877
                                                                --------------        -------------

TOTAL LIABILITIES                                                    1,233,723            1,482,668

GROUP EQUITY                                                         2,150,634            2,054,720
                                                                --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                              $    3,384,357        $   3,537,388
                                                                ==============        =============

See accompanying notes to group financial statements.



                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                                   Three Months Ended
                                                                                         May 31,

                                                                               2000                  1999
                                                                          --------------        -------------

Net sales and operating revenues                                          $    2,449,110        $   2,204,919
Cost of sales, buying and warehousing                                          1,851,310            1,664,188
                                                                          --------------        -------------

Gross profit                                                                     597,800              540,731
                                                                          --------------        -------------

Selling, general and administrative expenses                                     519,762              473,677
Interest expense                                                                   2,693                3,649
                                                                          --------------        -------------

Total expenses                                                                   522,455              477,326
                                                                          --------------        -------------

Earnings from continuing operations before income taxes
    and Inter-Group Interest in the CarMax Group                                  75,345               63,405
Provision for income taxes                                                        28,631               24,094
                                                                          --------------        -------------

Earnings from continuing operations before Inter-Group
    Interest in the CarMax Group                                                  46,714               39,311

Net earnings related to the Inter-Group Interest
    in the CarMax Group                                                           10,409                2,087
                                                                          --------------        -------------

Earnings from continuing operations                                               57,123               41,398
                                                                          --------------        -------------

Discontinued operations:
    Loss from discontinued operations of Divx,
    less income tax benefit                                                            -              (16,215)
    Loss on disposal of Divx, including provision for
    losses during phase-out period, less income tax benefit                            -             (114,025)
                                                                          --------------        -------------

Loss from discontinued operations                                                      -             (130,240)
                                                                          --------------        -------------
Net earnings (loss)                                                       $       57,123        $     (88,842)
                                                                          ==============        =============
Weighted average common shares:
    Basic                                                                        202,865              200,466
                                                                          ==============        =============
    Diluted                                                                      205,877              203,470
                                                                          ==============        =============

Net earnings (loss) per share:
    Basic:
        Continuing operations                                             $         0.28        $        0.21
                                                                          ==============        =============
        Discontinued operations                                           $            -        $       (0.65)
                                                                          ==============        =============
        Net earnings (loss)                                               $         0.28        $       (0.44)
                                                                          ==============        =============
    Diluted:
        Continuing operations                                             $         0.28        $        0.20
                                                                          ==============        =============
        Discontinued operations                                           $            -        $       (0.64)
                                                                          ==============        =============
        Net earnings (loss)                                               $         0.28        $       (0.44)
                                                                          ==============        =============

Dividends paid per common share                                           $       0.0175        $      0.0175
                                                                          ==============        =============

See accompanying notes to group financial statements.



                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                            (Amounts in thousands)

                                                                                             Three Months Ended
                                                                                                   May 31,

                                                                                         2000                   1999
                                                                                      ------------          -----------
Operating Activities:

Net earnings (loss)                                                                   $     57,123          $   (88,842)
Adjustments to reconcile net earnings (loss) to net
    cash used in operating activities of continuing operations:
    Loss from discontinued operations                                                            -               16,215
    Loss on disposal of discontinued operations                                                  -              114,025
    Net earnings related to Inter-Group Interest

       in the CarMax Group                                                                 (10,409)              (2,087)
    Depreciation and amortization                                                           29,992               31,455
    Loss on sales of property and equipment                                                    545                  541
    Provision for deferred income taxes                                                     (2,195)              (1,938)
    Decrease in deferred revenue and other liabilities                                      (1,409)             (11,470)
    Decrease in net accounts receivable                                                     16,407               17,938
    Increase in merchandise inventory                                                     (129,816)             (83,151)
    Increase in prepaid expenses and other current assets                                  (15,952)             (19,649)
    Increase in other assets                                                                (2,030)              (1,515)
    Decrease in accounts payable, accrued expenses
       and other current liabilities                                                       (49,916)             (56,102)
                                                                                      ------------          -----------
Net cash used in operating activities of continuing operations                            (107,660)             (84,580)
                                                                                      ------------          -----------
Investing Activities:

Purchases of property and equipment                                                        (29,874)             (43,317)
Proceeds from sales of property and equipment                                               17,471               15,446
                                                                                      ------------          -----------
Net cash used in investing activities of continuing operations                             (12,403)             (27,871)
                                                                                      ------------          -----------
Financing Activities:

(Decrease) increase in allocated short-term debt, net                                       (1,453)               1,395
Decrease in allocated long-term debt, net                                                 (188,737)             (54,221)
Equity issuances, net                                                                       41,506               16,448
Dividends paid                                                                              (3,570)              (3,538)
                                                                                      ------------          -----------
Net cash used in financing activities of continuing operations                            (152,254)             (39,916)
                                                                                      ------------          -----------

Cash used in discontinued operations                                                        (4,959)             (32,945)
                                                                                      ------------          -----------


Decrease in cash and cash equivalents                                                     (277,276)            (185,312)
Cash and cash equivalents at beginning of year                                             633,952              248,201
                                                                                      ------------          -----------
Cash and cash equivalents at end of period                                            $    356,676          $    62,889
                                                                                      ============          ===========

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements

                                   (Unaudited)

1.   Basis of Presentation

     The common stock of Circuit City Stores, Inc. consists of two common stock series, which are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Group's retained interest in the CarMax Group, and the Company's investment in Digital Video Express, which has been discontinued (see Note 5). The CarMax Group Common Stock is intended to track the performance of the CarMax Group's operations. The Circuit City Group held a 74.7 percent interest in the CarMax Group at May 31, 2000, a 74.7 percent interest at February 29, 2000, and a 76.3 percent interest at May 31, 1999.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing their financial statements, holders of Circuit City Group Stock and holders of CarMax Group Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and in the Company's 2000 annual report to shareholders.

     On June 15, 1999, the board of directors declared a two-for-one split of the outstanding Circuit City Group Stock in the form of a 100 percent stock dividend. Circuit City Group share, earnings per share and dividends per share calculations included in the accompanying financial statements reflect this stock split.

2.   Accounting Policies

     The Circuit City Group has accounted for its interest in the CarMax Group in a manner similar to the equity method of accounting. Generally accepted accounting principles require that the CarMax Group be consolidated with the Circuit City Group. Except for the effects of not consolidating the CarMax Group with the Circuit City Group, the financial statements of the Circuit City Group conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the interim financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

3.   Earnings per Share

     Reconciliations of the numerator and denominator of basic and diluted earnings per share from continuing operations are presented below:


                                                                                Three Months Ended
     (Amounts in thousands                                                            May 31,
     except per share data)                                                    2000            1999
     --------------------------------------------------------------------------------------------------

     Weighted average common shares..................................         202,865           200,466
     Dilutive potential common shares:
        Options......................................................           2,202             2,188
        Restricted stock.............................................             810               816
                                                                          -----------------------------

     Weighted average common shares and
        dilutive potential common shares.............................         205,877           203,470
                                                                          =============================

     Earnings from continuing operations
        available to common shareholders.............................     $    57,123       $    41,398
                                                                          =============================
     Basic earnings per share from continuing
        operations...................................................     $      0.28       $      0.21
                                                                          =============================
     Diluted earnings per share from continuing
        operations...................................................     $      0.28       $      0.20
                                                                          =============================

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month period ended May 31, 2000, options to purchase 100,000 shares of Circuit City Group Stock at $56.28 per share were outstanding and not included in the calculation. For the three-month period ended May 31, 1999, options to purchase 4,800 shares of Circuit City Group Stock at $34.63 per share were outstanding and not included in the calculation.

4.   Gain or Loss on Securitizations

     For transfers of receivables that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. The change in Circuit City Group's retained interests of credit card securitizations consisted of originated retained interests of $11.5 million for the three-month period ended May 31, 2000, less amortization of $13.2 million. For the same period last fiscal year, the change in the retained interests consisted of originated retained interests of $8.7 million, less amortization of $10.4 million.

5.   Loss from Discontinued Operations

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but that existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after taxes, on both the consolidated and the Circuit City Group statements of operations. Discontinued operations also have been segregated on the consolidated and Circuit City Group statements of cash flows. However, Divx is not segregated on the consolidated and Circuit City Group balance sheets.

     The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period and also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments.

     For the quarter ended May 31, 2000, the discontinued Divx operations had no impact on the earnings of the Circuit City Group. For the quarter ended May 31, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in that same quarter.

     The net liabilities of the discontinued Divx operations, reflected in the accompanying Group balance sheets as of May 31, 2000, and February 29, 2000, are comprised of the following:


     (Amounts in thousands)                                      May 31, 2000        Feb. 29, 2000
     ---------------------------------------------------------------------------------------------
     Current assets............................................  $        38           $       612
     Property and equipment, net...............................          228                   513
     Current liabilities.......................................      (32,918)              (32,650)
     Non-current liabilities...................................      (29,788)              (35,291)
                                                                 ---------------------------------
     Net liabilities of discontinued operations................  $   (62,440)          $   (66,816)
                                                                 =================================

                                     ITEM 2.

             CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Sales for the first quarter of fiscal 2001 were $2.45 billion, an increase of 11 percent from $2.20 billion for the same period last year. The Group's sales growth was driven by strong sales of personal computers, entertainment software, big-screen televisions and new technologies, including DVD players and digital cameras. The Circuit City Group's total sales growth also reflects continued Superstore expansion, including additions to existing markets and entries into new markets since the first quarter of last fiscal year.

The Circuit City Group's comparable store sales changes for the first quarter of fiscal years 2001 and 2000 were as follows:

     ========================================= =========================
                      FY 01                          1st Quarter

     ----------------------------------------- -------------------------
          MAR           APR          MAY          FY01         FY00
     -------------- ------------ ------------- ------------ ------------
          9%            14%           0%           7%           9%
     ============== ============ ============= ============ ============


The May 2000 and first quarter fiscal 2001 comparable store sales changes for the Circuit City Group exclude 31 stores where the Company began significant remodeling in May. The stores will be excluded from the comparable store base until remodeling is complete. In addition, the Company will no longer disclose monthly comparable store sales changes because these disclosures focus attention on short-term sales variations rather than overall business trends that are critical to management decisions and to quarterly and longer term earnings results. Therefore, going forward, the Company will only present quarterly comparable store sales changes.

During the quarter, the Circuit City Group opened two stores. The Group opened its 32nd store in the New York metropolitan market and its 5th store in the Kansas City, Kan. market. During the remainder of the fiscal year, the Circuit City Group plans to open approximately 23 Superstores. During the first quarter of fiscal 2001, the Circuit City Group began the roll out of a number of new technology displays that are designed to help consumers learn about the latest capabilities available in consumer electronics, including digital memory devices, wireless communications, Internet access and new digital video and digital audio products. In addition, Circuit City is in the process of redesigning its store format to add more space for consumer electronics and personal computer products and expand its selection of self-service items.

The table below details Circuit City retail units:


     =============================================================================================================
                                Stores Open At End of Quarter                Estimate

                          ------------------------------------------
                               May 31, 2000           May 31, 1999        Feb. 28, 2001         Feb. 29, 2000
     =============================================================================================================
     Superstore

     -------------------------------------------------------------------------------------------------------------
       "D" Superstore              118                    118                  118                   118
     -------------------------------------------------------------------------------------------------------------
       "C" Superstore              295                    294                  319                   295
     -------------------------------------------------------------------------------------------------------------
       "B" Superstore              104                     84                  103                   102
     -------------------------------------------------------------------------------------------------------------
       "A" Superstore               56                     50                   56                    56
     -------------------------------------------------------------------------------------------------------------
     Electronics-Only              ---                      2                  ---                   ---
     -------------------------------------------------------------------------------------------------------------
     Appliance-Only                ---                    ---                    3                   ---
     -------------------------------------------------------------------------------------------------------------
     Circuit City Express           43                     46                   40                    45
     -------------------------------------------------------------------------------------------------------------
     TOTAL                         616                    594                  639                   616
     =============================================================================================================

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.4 percent of sales in the first quarter of fiscal 2001 and 5.5 percent of sales in the first quarter of fiscal 2000. Third-party warranty revenue was 4.2 percent of sales in this year's first quarter and 4.4 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 4.4 percent of sales in this year's first quarter versus 4.8 percent in the first quarter of last fiscal year. The decline reflects the impact of lower average retail prices on consumer demand for the related warranties in many categories, increased sales of some products that carry lower warranty penetration rates and the shift in extended warranty sales from Circuit City extended warranties to third-party extended warranties over the past five years. The gross profit margins on products sold with extended warranties are higher than the gross profit margins on products sold without extended warranties.

The percentage of merchandise sales represented by each category is listed below:

       ==============================================================
                                             1st Quarter

                                ------------------------------------
                                    Fiscal 2001       Fiscal 2000
       --------------------------------------------------------------
       TV                               18%               19%
       --------------------------------------------------------------
       VCR/Camcorders                   12%               13%
       --------------------------------------------------------------
       Audio                            14%               15%
       --------------------------------------------------------------
       Home Office                      31%               26%
       --------------------------------------------------------------
       Appliances                       14%               16%
       --------------------------------------------------------------
       Other                            11%               11%
       --------------------------------------------------------------
       TOTAL                           100%              100%
       ==============================================================

Circuit City Group's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Group has realized more of its net sales and net earnings in the final fiscal quarter, which includes the December holiday selling season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales, Buying and Warehousing

For the quarter ended May 31, 2000, the gross profit margin decreased to 24.4 percent of sales from 24.5 percent in the same period last year. The lower margin reflects changes in the merchandise sales mix.

Selling, General and Administrative Expenses

The Group's selling, general and administrative expense ratio was 21.2 percent of sales in the first quarter of fiscal 2001, down from 21.5 percent in the first quarter of fiscal 2000. The improvement in the expense ratio reflects the increase in comparable store sales.

Interest Expense

Interest expense decreased to 0.1 percent of sales in the first quarter of fiscal 2001 compared with 0.2 percent of sales for the same period last year. The decrease is a result of the reduction in the Circuit City Group's allocation of pooled debt.

Earnings From Continuing Operations Before Inter-Group Interest in the CarMax Group

Excluding the retained interest in the CarMax Group, earnings from continuing operations for the Circuit City Group for the first quarter increased 19 percent to $46.7 million from $39.3 million for the same period last year. The earnings per share from continuing operations of the Circuit City store business rose 21 percent to 23 cents in the first quarter this year compared with 19 cents for the same period last year.

Net Earnings Related to Inter-Group Interest in the CarMax Group

During the first quarter of fiscal 2001, the net earnings attributed to the Circuit City Group's Inter-Group Interest in the CarMax Group were $10.4 million compared with $2.1 million for the same period last year.

Earnings from Continuing Operations

Earnings from continuing operations for the quarter ended May 31, 2000, increased 38 percent to $57.1 million from $41.4 million in the same period last year. Earnings per share from continuing operations increased 40 percent to 28 cents from 20 cents for the same period last year.

Loss from Discontinued Operations

On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but that existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on the disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after taxes, on both the consolidated and the Circuit City Group statements of operations. Discontinued operations also have been segregated on the consolidated and Circuit City Group statements of cash flows. However, Divx is not segregated on the consolidated and Circuit City Group balance sheets.

For the quarter ended May 31, 2000, the discontinued Divx operations had no impact on the earnings of the Circuit City Group. For the quarter ended May 31, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in that same quarter.

The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments.

Net Earnings (Loss)

Net earnings for Circuit City Group for the quarter ended May 31, 2000, were $57.1 million compared with a net loss of $88.8 million in the same period last year.

Liquidity and Capital Resources

Total assets at May 31, 2000, were $3.4 billion. The merchandise inventory increase of $129.8 million reflects seasonal inventory increases, lower-than-anticipated sales in the last month of the quarter and better in-stock positions in key products such as personal computers and digital televisions. To support the purchase of inventory, accounts payable increased $23.5 million from the end of fiscal 2000. As scheduled, the Company used existing working capital to repay a term loan totaling $175 million in May 2000. In June 2000, a term loan totaling $130 million will be classified as a current liability since it becomes due in June 2001. Although the company has the ability to refinance this loan, it intends to repay the debt using existing working capital. Payment of corporate debt will not necessarily reduce Circuit City Group allocated debt.

The Circuit City Group's finance operation has a master trust securitization facility which allows the transfer of its private-label card receivables through private placement and the public market. As of May 31, 2000, the master trust program had a total program capacity of $1.44 billion. The Circuit City Group's finance operation also has a master trust securitization facility related to its bankcard program. As of May 31, 2000, the bankcard master trust program had a total program capacity of $1.63 billion. These master trust vehicles permit further expansion of the securitization programs in both the public and private markets. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the Circuit City Group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At May 31, 2000, the Company also maintained $370 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

Management believes that proceeds from sales of property and equipment and receivables, future increases in the Company's debt allocated to the Circuit City Group and cash generated by operations will be sufficient to fund the Circuit City Group's capital expenditures and operations.

                                     ITEM 3.

                 CIRCUIT CITY GROUP QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company manages the private-label and bankcard revolving loan portfolios of the Circuit City Group's finance operation. Portions of these portfolios are securitized and, therefore, are not presented on the Circuit City Group's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the Company has managed with matched funding.

As of May 31, 2000, the private-label and bankcard portfolios of the Circuit City Group had not changed significantly since February 29, 2000.

                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements, which are subject to risks and uncertainties. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's report on Form 10-K for the year ended February 29, 2000.



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                  Balance Sheets
                             (Amounts in thousands)

                                                                    May 31, 2000        Feb. 29, 2000
                                                                    ------------        -------------
                                                                     (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                           $     11,370          $     9,981
Net accounts receivable                                                  141,934              129,253
Inventory                                                                313,475              283,592
Prepaid expenses and other current assets                                  3,125                2,844
                                                                    ------------           ----------

Total current assets                                                     469,904              425,670

Property and equipment, net                                              212,083              211,856
Other assets                                                              37,099               37,969
                                                                    ------------           ----------

TOTAL ASSETS                                                        $    719,086          $   675,495
                                                                    ============           ==========
LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                              $      1,205          $    91,609
Accounts payable                                                          93,015               75,959
Short-term debt                                                            1,419                1,552
Accrued expenses and other current liabilities                            17,251               19,856
Deferred income taxes                                                      7,680                7,147
                                                                    ------------           ----------

Total current liabilities                                                120,570              196,123

Long-term debt, excluding current installments                           225,133              121,257
Deferred revenue and other liabilities                                     7,183                7,249
Deferred income taxes                                                      6,121                5,877
                                                                    ------------           ----------

TOTAL LIABILITIES                                                        359,007              330,506

GROUP EQUITY                                                             360,079              344,989
                                                                    ------------          -----------

TOTAL LIABILITIES AND GROUP EQUITY                                  $    719,086          $   675,495
                                                                    ============          ===========

See accompanying notes to group financial statements.



                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                                                Three Months Ended
                                                                                      May 31,

                                                                              2000                 1999
                                                                         ------------          -----------

Net sales and operating revenues                                         $    625,741          $   486,063

Cost of sales                                                                 540,279              424,067
                                                                         ------------          -----------

Gross profit                                                                   85,462               61,996
                                                                         ------------          -----------

Selling, general and administrative expenses                                   59,444               55,904

Interest expense                                                                3,528                1,683
                                                                         ------------          -----------

Total expenses                                                                 62,972               57,587
                                                                         ------------          -----------

Earnings before income taxes                                                   22,490                4,409

Provision for income taxes                                                      8,546                1,676
                                                                         ------------          -----------

Net earnings                                                             $     13,944          $     2,733
                                                                         ============          ===========
Net earnings attributed to:

    Circuit City Group common stock                                      $     10,409          $     2,087
    CarMax Group common stock                                                   3,535                  646
                                                                         ------------          -----------
                                                                         $     13,944          $     2,733
                                                                         ============          ===========
Weighted average common shares:
    Basic                                                                      25,519               23,150
                                                                         ============          ===========
    Diluted                                                                    26,918               25,470
                                                                         ============          ===========

Net earnings per share:
    Basic                                                                $       0.14          $      0.03
                                                                         ============          ===========
    Diluted                                                              $       0.13          $      0.03
                                                                         ============          ===========

Dividends paid per common share                                          $          -          $         -
                                                                         ============          ===========


See accompanying notes to group financial statements.



                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                        Three Months Ended
                                                                                              May 31,

                                                                                      2000                 1999
                                                                                -------------          -----------
Operating Activities

Net earnings                                                                    $      13,944          $     2,733
Adjustments to reconcile net earnings to net
    cash used in operating activities:
    Depreciation and amortization                                                       4,576                2,635
    Provision for deferred income taxes                                                   777                1,243
    Changes in operating assets and liabilities, net of effects from business acquisitions:
       (Decrease) increase in deferred revenue and other liabilities                      (66)                 505
       Increase in net accounts receivable                                            (12,681)             (30,327)
       Increase in inventory                                                          (29,883)             (19,911)
       Increase in prepaid expenses and other current assets                             (281)                (319)
       Decrease in other assets                                                             -                  448
       Increase in accounts payable, accrued expenses and other
         current liabilities                                                           14,451               26,066
                                                                                -------------          -----------
Net cash used in operating activities                                                  (9,163)             (16,927)
                                                                                -------------          -----------

Investing Activities:

Cash used in business acquisitions                                                          -              (31,278)
Purchases of property and equipment                                                    (3,933)             (14,032)
Proceeds from sales of property and equipment                                               -                1,641
                                                                                -------------          -----------
Net cash used in investing activities                                                  (3,933)             (43,669)
                                                                                -------------          -----------
Financing Activities:

(Decrease) increase in allocated short-term debt, net                                    (133)               2,544
Increase in allocated long-term debt, net                                              13,472               53,517
Equity issuances, net                                                                   1,146                1,080
                                                                                -------------          -----------
Net cash provided by financing activities                                              14,485               57,141
                                                                                -------------          -----------

Increase (decrease) in cash and cash equivalents                                        1,389               (3,455)
Cash and cash equivalents at beginning of year                                          9,981               17,679
                                                                                -------------          -----------
Cash and cash equivalents at end of period                                      $      11,370          $    14,224
                                                                                =============          ===========

See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Notes to Group Financial Statements

                                   (Unaudited)

1.   Basis of Presentation

     The Common stock of Circuit City Stores, Inc. consists of two common stock series, which are intended to reflect the performance of the Company's two businesses. The CarMax Group Common Stock is intended to track the performance of the CarMax Group's operations. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which has been discontinued. The Circuit City Group held a 74.7 percent interest in the CarMax Group at May 31, 2000, a 74.7 percent interest at February 29, 2000, and a 76.3 percent interest at May 31, 1999.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the CarMax Group and the Circuit City Group for the purposes of preparing their financial statements, holders of CarMax Group Stock and holders of Circuit City Group Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and in the Company's 2000 annual report to shareholders.

2.   Accounting Policies

     The financial statements of the CarMax Group conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

3.   Net Earnings per Share

     Reconciliations of the numerator and denominator of basic and diluted net earnings per share are presented below:


                                                                                Three Months Ended
     (Amounts in thousands                                                            May 31,
     except per share data)                                                    2000             1999
     --------------------------------------------------------------------------------------------------


     Weighted average common shares....................................        25,519            23,150
     Dilutive potential common shares:
       Options.........................................................         1,212             2,130
       Restricted stock................................................           187               190
                                                                           ----------------------------
     Weighted average common shares and
       dilutive potential common shares................................        26,918            25,470
                                                                           ============================

     Net earnings available to common shareholders.....................    $    3,535        $      646
                                                                           ============================
     Basic net earnings per share......................................    $     0.14        $     0.03
                                                                           ============================
     Diluted net earnings per share....................................    $     0.13        $     0.03
                                                                           ============================

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month period ended May 31, 2000, options to purchase 1,512,376 shares of CarMax Group Stock at prices ranging from $3.91 to $16.31 per share were outstanding and not included in the calculation. For the three-month period ended May 31, 1999, options to purchase 646,173 shares of CarMax Group Stock at prices ranging from $6.25 to $16.31 per share were outstanding and not included in the calculation.

4.   Gain or Loss on Securitizations

     For transfers of receivables that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. The change in retained interests of auto loan securitizations for the CarMax Group consisted of originated retained interests for auto loan securitizations of $5.5 million for the first quarter of this fiscal year, less amortization of $3.4 million. For the same period last fiscal year, the change in the retained interests consisted of originated retained interests of $4.7 million, less amortization of $2.9 million.

5.   Interest Rate Swaps

     On behalf of the CarMax Group, the Company, in the first quarter of fiscal 2001, entered into two 40-month amortizing swaps related to auto loan receivable securitizations. These swaps had an initial notional amount of approximately $164 million. The total notional amount of CarMax swaps was $472.7 million at May 31, 2000, and $327.0 million at February 29, 2000. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

                                     ITEM 2.

                CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments

Total sales for the CarMax Group rose 29 percent for the quarter ended May 31, 2000, to $625.7 million from $486.1 million in last year's first quarter. CarMax's first quarter sales growth reflects a more consistent execution of the CarMax consumer offer at a number of locations; continued consumer awareness and use of the CarMax web site; and the exit of a significant competitor late last calendar year.

CarMax's comparable store sales changes for the first quarter of fiscal years 2001 and 2000 were as follows:

     ========================================== ==========================
                       FY 01                           1st Quarter
     ------------------------------------------ --------------------------
           MAR            APR          MAY           FY01         FY00
     --------------- ------------ ------------- ------------- ------------
           18%            17%          10%           14%          (3%)
     =============== ============ ============= ============= ============


The Company will no longer disclose monthly comparable store sales changes because these disclosures focus attention on short-term sales variations rather than overall business trends that are critical to management decisions and to quarterly and longer term earnings results. Therefore, going forward, the Company will only present quarterly comparable store sales changes.

CarMax has limited its geographic expansion to focus on building sales and profitability in existing markets. Management is concentrating on the hub-and-satellite operating strategy for its used-car superstores and seeking new-car franchises to integrate or co-locate with used-car superstores.


The table below details CarMax retail units:

========================================================================================================================
                                       Stores Open At End of Quarter              Estimate

                                 ----------------------------------------
                                     May 31, 2000         May 31, 1999         Feb. 28, 2001         Feb. 29, 2000
========================================================================================================================
  "C" and "B" Stores                      14                   13                    14                    14
------------------------------------------------------------------------------------------------------------------------
  "A" Store                               17                   16                    17                    17
------------------------------------------------------------------------------------------------------------------------
  Prototype Satellite Store                4                    2                     4                     4
------------------------------------------------------------------------------------------------------------------------
  Stand-alone New-car Store                5                    4                     5                     5
========================================================================================================================
TOTAL                                     40                   35                    40                    40
========================================================================================================================


For the CarMax Group, gross dollar sales from all extended warranty programs were 4.0 percent of sales in the first quarter of fiscal 2001 compared with 3.9 percent in the same period last year. Third-party warranty revenue increased to
1.8 percent of sales in this year's first quarter from 1.7 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.8 percent of sales in the first quarter of both fiscal 2001 and 2000.

The percentage of sales dollars and sales units represented by used and new vehicles for the first quarter is listed below:

================================================================================
         Fiscal Years                    2001                    2000
================================================================================
Vehicle Dollars:
--------------------------------------------------------------------------------
  Used Vehicles                          80%                     82%
--------------------------------------------------------------------------------
  New Vehicles                           20%                     18%
--------------------------------------------------------------------------------
Vehicle Units:
--------------------------------------------------------------------------------
  Used Vehicles                          86%                     88%
--------------------------------------------------------------------------------
  New Vehicles                           14%                     12%
================================================================================

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

Cost of Sales

For the CarMax Group, the gross profit margin increased to 13.7 percent of sales in the first quarter of fiscal 2001 from 12.8 percent for the same period last year. Better inventory management drove the margin improvement.

Selling, General and Administrative Expenses

The CarMax Group's selling, general and administrative expense ratio was 9.5 percent of sales in the first quarter of fiscal 2001 compared with 11.5 percent of sales for the same period last year. Leverage from sales growth and productivity improvements, including more effective advertising expenditures and the implementation of the hub-and-satellite operating strategy in a number of markets, produced this significant expense ratio improvement.

Interest Expense

Interest expense increased to 0.6 percent of sales in the first quarter of fiscal 2001 compared with 0.4 percent of sales for the same period last year. The increase is a result of the rise in CarMax's allocation of pooled debt.

Net Earnings

During the first quarter, the CarMax Group reported net earnings of $13.9 million versus $2.7 million for the same period last year. The net earnings attributed to the CarMax Group Common Stock were 13 cents per share for the first quarter of fiscal 2001 compared with 3 cents per share for the same period last year.

Liquidity and Capital Resources

Total assets at May 31, 2000, were $719.1 million, an increase of $43.6 million, or 6 percent, from $675.5 million at February 29, 2000. Inventory increased $29.9 million because of seasonal sales trends. Net accounts receivable increased by $12.7 million, reflecting an increase in auto loans. As scheduled, the Company used existing working capital to repay a term loan totaling $175 million in May 2000. In June 2000, a term loan totaling $130 million will be classified as a current liability since it becomes due in June 2001. Although the Company has the ability to refinance this loan, it intends to repay the debt using existing working capital. Payment of corporate debt will not necessarily reduce CarMax Group allocated debt.

The Company has an asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group. This program had a capacity of $500 million as of May 31, 2000. The Company, on behalf of the CarMax Group, also has a public program of $495 million as of May 31, 2000. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the CarMax Group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At May 31, 2000, the Company also maintained $370 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

Management believes that proceeds from the sales of property and equipment and receivables, future increases in the Company's debt allocated to the CarMax Group and cash generated by operations will be sufficient to fund the CarMax Group's capital expenditures and operations.

                                     ITEM 3.

                    CARMAX GROUP QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company manages the installment loan portfolio of the CarMax Group's finance operation. Portions of this portfolio are securitized and, therefore, are not presented on the Group's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the Company has managed with matched funding and interest rate swaps.

Total principal outstanding for fixed-rate automobile loans at May 31 and February 29, 2000, was as follows:

(Amounts in millions)                             May 31             February 29
--------------------------------------------------------------------------------
Fixed APR......................................   $1,023               $932

Financing for these receivables is achieved through asset securitizations which, in turn, issue both fixed- and floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs.

Receivables held by the Company for investment or sale are financed with working capital. Financings at May 31 and February 29, 2000, were as follows:

(Amounts in millions)                             May 31             February 29
--------------------------------------------------------------------------------

Fixed-rate securitizations.....................   $  495             $  559
Floating-rate securitizations
    synthetically altered to fixed.............      473                327
Floating-rate securitizations..................        1                  1
Held by the Company:
    For investment*............................       31                 22
    For sale...................................       23                 23
                                                  ------             ------
Total..........................................   $1,023             $  932
                                                  ======             ======
* Held by a bankruptcy remote special purpose company.

Because of the programs in place to manage interest rate exposure relating to its installment loan portfolio, the Company expects to experience relatively little impact as interest rates fluctuate in the future.

                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements, which are subject to risks and uncertainties. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's report on Form 10-K for the year ended February 29, 2000.

                           PART II. OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

             (a) The annual meeting of the Company's shareholders was held June 13, 2000.

             (c)     (i)       At the annual  meeting,  the  shareholders of the
                               Company  elected  Barbara  S.  Feigin and W. Alan
                               McCollough as directors for three-year terms and Michael T. Chalifoux to a two-year term. The elections were approved by the following votes:

=======================================================================================================
                 Directors                               For                        Withheld
=======================================================================================================
Barbara S. Feigin                                    175,199,783                   1,027,321
-------------------------------------------------------------------------------------------------------
W. Alan McCollough                                   175,203,105                   1,023,999
-------------------------------------------------------------------------------------------------------
Michael T. Chalifoux                                 175,185,963                   1,041,141
=======================================================================================================


                    (ii) At the annual meeting, the shareholders of the Company approved the 2000 Non-Employee Directors
                               Stock Incentive Plan. This proposal was approved by the following votes:

=======================================================================================================
           2000                                                                          Broker
  Non-Employee Directors          For               Against           Abstain           Non-Votes
   Stock Incentive Plan

                           ============================================================================
                              126,009,289         29,801,545          557,350          19,858,920
=======================================================================================================


                   (iii) At the annual meeting, the shareholders of the Company approved amendments to the 1994 Stock
                               Incentive Plan. This proposal was approved by the following votes:

=======================================================================================================
 Amendments to

   1994 Stock                                                                            Broker
 Incentive Plan                  For               Against            Abstain           Non-Votes

                           ============================================================================
                              128,928,061         26,874,926          565,197          19,858,920
=======================================================================================================



                    (iv) At the annual meeting, the shareholders of the Company voted against a shareholder proposal regarding a report on employment practices. This proposal was defeated by the following votes:

=======================================================================================================
    Shareholder                                                                         Broker
    Proposal                      For               Against          Abstain           Non-Votes
                           ============================================================================
                               31,754,359         116,537,052        8,076,773         19,858,920
=======================================================================================================

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      (3)(ii) Bylaws of the Company, as amended and restated April 11, 2000, are filed herewith.

                      (10)     Material Contracts*

                               (a) The Company's Non-Employee Directors Stock Incentive Plan, filed as Appendix A to the Company's Definitive Proxy Statement dated May 10, 2000, for the Annual Meeting of Shareholders held on June 13, 2000, (File No. 1-5767) is expressly incorporated herein by this reference.

                               (b) Amendments effective June 13, 2000, to the Company's 1994 Stock Incentive Plan, as amended, are filed herewith.

                      * All contracts listed under Exhibit 10 are management contracts or compensatory plans, contracts or arrangements of the Company required to be filed as an exhibit.

                      (27) Financial Data Schedule

              (b)     Reports on Form 8-K

                      None.

                                  Page 35 of 36

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CIRCUIT CITY STORES, INC.





                            By: s/ W. Alan McCollough
                                W. Alan McCollough
                                President and
                                Chief Executive Officer


                            By: s/ Michael T. Chalifoux
                                Michael T. Chalifoux
                                Executive Vice President
                                Chief Financial Officer and
                                Corporate Secretary


                            By: s/ Philip J. Dunn
                                Philip J. Dunn
                                Senior Vice President, Treasurer,
                                Corporate Controller and
                                Chief Accounting Officer

July 12, 2000