Form 10-Q
period 2000-08-31
CIRCUIT CITY STORES INC
filed 2000-10-16
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 2000

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

              Yes    X                                 No
                  -------                                 -------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                Class                                                     Outstanding at September 30, 2000
----------------------------------------------------------------------------              ---------------------------------
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                     205,450,497
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                            25,641,432

An Index is included on Page 2 and a separate Index for Exhibits is included on Page 36.



                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          Page
                                                                                           No.
PART I.           FINANCIAL INFORMATION


      Item 1.     Financial Statements:
                  ---------------------


                  Consolidated Financial Statements:
                  ----------------------------------

                     Consolidated Balance Sheets -
                     August 31, 2000, and February 29, 2000                                4

                     Consolidated Statements of Operations -
                     Three Months and Six Months Ended August 31, 2000, and 1999           5

                     Consolidated Statements of Cash Flows -
                     Six Months Ended August 31, 2000, and 1999                            6

                     Notes to Consolidated Financial Statements                            7

                  Circuit City Group Financial Statements:
                  ----------------------------------------

                     Circuit City Group Balance Sheets -
                     August 31, 2000, and February 29, 2000                               17

                     Circuit City Group Statements of Operations -
                     Three Months and Six Months Ended August 31, 2000, and 1999          18

                     Circuit City Group Statements of Cash Flows -
                     Six Months Ended August 31, 2000, and 1999                           19

                     Notes to Circuit City Group Financial Statements                     20

                  CarMax Group Financial Statements:
                  ----------------------------------

                     CarMax Group Balance Sheets -
                     August 31, 2000, and February 29, 2000                               28

                     CarMax Group Statements of Earnings -
                     Three Months and Six Months Ended August 31, 2000, and 1999          29

                     CarMax Group Statements of Cash Flows -
                     Six Months Ended August 31, 2000, and 1999                           30

                     Notes to CarMax Group Financial Statements                           31

      Item 2.     Management's Discussion and Analysis:
                  -------------------------------------

                     Circuit City Stores, Inc. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                     12

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                     23

                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                     33

                                  Page 2 of 37


      Item 3.     Quantitative and Qualitative Disclosures about Market Risk:
                  -----------------------------------------------------------

                     Circuit City Stores, Inc. Quantitative and Qualitative Disclosures   16
                     About Market Risk

                     Circuit City Group Quantitative and Qualitative Disclosures          27
                     About Market Risk

                     CarMax Group Quantitative and Qualitative Disclosures                35
                     About Market Risk


PART II.             OTHER INFORMATION
                     -----------------

      Item 6.        Exhibits and Reports on Form 8-K                                     36


                                  Page 3 of 37

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                  Aug. 31, 2000         Feb. 29, 2000
                                                                  -------------         -------------
                                                                   (Unaudited)

ASSETS
------
Current assets:
Cash and cash equivalents                                        $      432,700        $     643,933
Net accounts receivable                                                 614,540              593,276
Inventory                                                             1,846,749            1,689,209
Prepaid expenses and other current assets                                38,144               16,197
                                                                 --------------        -------------
Total current assets                                                  2,932,133            2,942,615

Property and equipment, net                                             954,960              965,181
Other assets                                                             46,359               47,552
                                                                 --------------        -------------

TOTAL ASSETS                                                     $    3,933,452        $   3,955,348
                                                                 ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Current installments of long-term debt                           $      132,318        $     177,344
Accounts payable                                                      1,017,295              960,131
Short-term debt                                                           2,470                3,005
Accrued expenses and other current liabilities                          164,252              204,561
Deferred income taxes                                                    63,791               61,118
                                                                 --------------        -------------

Total current liabilities                                             1,380,126            1,406,159

Long-term debt, excluding current installments                          118,393              249,241
Deferred revenue and other liabilities                                  110,202              130,020
Deferred income taxes                                                    18,689               27,754
                                                                 --------------        -------------

TOTAL LIABILITIES                                                     1,627,410            1,813,174
                                                                 --------------        -------------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
     350,000,000 shares authorized; 205,402,000 shares
     issued and outstanding as of August 31, 2000                       102,701              101,934
CarMax Group common stock, $0.50 par value;
     175,000,000 shares authorized; 25,630,000 shares
     issued and outstanding as of August 31, 2000                        12,815               12,807
Capital in excess of par value                                          626,698              576,574
Retained earnings                                                     1,563,828            1,450,859
                                                                 --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                            2,306,042            2,142,174
                                                                 --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    3,933,452        $   3,955,348
                                                                 ==============        =============

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Six Months Ended
                                                                     August 31,                           August 31,
                                                              2000               1999               2000               1999
                                                         --------------     --------------     -------------     --------------
Net sales and operating revenues                         $    3,179,781     $    2,958,394     $   6,254,632     $    5,649,376
Cost of sales, buying and warehousing                         2,477,990          2,290,111         4,869,579          4,378,366
Appliance exit costs                                             28,326                  -            28,326                  -
                                                         --------------     --------------     -------------     --------------
Gross profit                                                    673,465            668,283         1,356,727          1,271,010
                                                         --------------     --------------     -------------     --------------

Selling, general and administrative expenses                    572,298            542,913         1,151,504          1,072,494
Appliance exit costs                                              1,670                  -             1,670                  -
Interest expense                                                  3,583              5,262             9,804             10,594
                                                         --------------     --------------     -------------     --------------
Total expenses                                                  577,551            548,175         1,162,978          1,083,088
                                                         --------------     --------------     -------------     --------------
Earnings from continuing operations
    before income taxes                                          95,914            120,108           193,749            187,922
Provision for income taxes                                       36,447             45,641            73,624             71,411
                                                         --------------     --------------     -------------     --------------
Earnings from continuing operations                              59,467             74,467           120,125            116,511
                                                         --------------     --------------     -------------     --------------
Discontinued operations:
    Loss from discontinued operations of
       Divx, less income tax benefit                                  -                  -                 -            (16,215)
    Loss on disposal of Divx, less
       income tax benefit                                             -                  -                 -           (114,025)
                                                         --------------     --------------     -------------     --------------
Loss from discontinued operations                                     -                  -                 -           (130,240)
                                                         --------------     --------------     -------------     --------------
Net earnings (loss)                                      $       59,467     $       74,467     $     120,125     $      (13,729)
                                                         ==============     ==============     =============     ==============

Net earnings (loss) attributed to:
    Circuit City Group common stock:
       Continuing operations                             $       55,341     $       73,692     $     112,464     $      115,090
       Discontinued operations                                        -                  -                 -           (130,240)
    CarMax Group common stock                                     4,126                775             7,661              1,421
                                                         --------------     --------------     -------------     --------------
                                                         $       59,467     $       74,467     $     120,125     $      (13,729)
                                                         ==============     ==============     =============     ==============
Weighted average common shares:

    Circuit City Group basic                                    203,770            201,315           203,318            200,890
                                                         ==============     ==============     =============     ==============
    Circuit City Group diluted                                  205,494            204,551           205,686            204,011
                                                         ==============     ==============     =============     ==============

    CarMax Group basic                                           25,550             23,522            25,534             23,336
                                                         ==============     ==============     =============     ==============
    CarMax Group diluted                                         26,956             25,673            26,937             25,571
                                                         ==============     ==============     =============     ==============

Net earnings (loss) per share:
    Circuit City Group basic:
       Continuing operations                             $         0.27     $         0.37     $        0.55     $         0.57
                                                         ==============     ==============     =============     ==============
       Discontinued operations                           $            -     $            -     $           -     $        (0.65)
                                                         ==============     ==============     =============     ==============
       Net earnings (loss)                               $         0.27     $         0.37     $        0.55     $        (0.08)
                                                         ==============     ==============     =============     ==============

    Circuit City Group diluted:
       Continuing operations                             $         0.27     $         0.36     $        0.55     $         0.56
                                                         ==============     ==============     =============     ==============
       Discontinued operations                           $            -     $            -     $           -     $        (0.64)
                                                         ==============     ==============     =============     ==============
       Net earnings (loss)                               $         0.27     $         0.36     $        0.55     $        (0.08)
                                                         ==============     ==============     =============     ==============

    CarMax Group basic                                   $         0.16     $         0.03     $        0.30     $         0.06
                                                         ==============     ==============     =============     ==============
    CarMax Group diluted                                 $         0.15     $         0.03     $        0.28     $         0.06
                                                         ==============     ==============     =============     ==============

Dividends paid per common share:
    Circuit City Group common stock                      $       0.0175     $       0.0175     $      0.0350     $       0.0350
                                                         ==============     ==============     =============     ==============
    CarMax Group common stock                            $            -     $            -     $           -     $            -
                                                         ==============     ==============     =============     ==============

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                         Six Months Ended
                                                                                              August 31,

                                                                                      2000                  1999
                                                                                 --------------        -------------
Operating Activities:
---------------------
Net earnings (loss)                                                                $    120,125          $   (13,729)
Adjustments to reconcile net earnings (loss) to net cash (used in)
    provided by operating activities of continuing operations:
    Loss from discontinued operations                                                         -               16,215
    Loss on disposal of discontinued operations                                               -              114,025
    Depreciation and amortization                                                        66,957               67,706
    Loss on sales of property and equipment                                                 898                  621
    Provision for deferred income taxes                                                  (6,389)               3,321
    Changes in operating assets and liabilities, net of effects from business acquisitions:
       Decrease in deferred revenue and other liabilities                                (3,818)             (20,241)
       (Increase) decrease in net accounts receivable                                   (21,250)              18,225
       Increase in inventory                                                           (156,740)            (289,394)
       (Increase) decrease in prepaid expenses and other current assets                 (21,944)              18,014
       Decrease (increase) in other assets                                                  346                 (282)
       Increase in accounts payable, accrued expenses and
          other current liabilities                                                      15,643              213,796
                                                                                 --------------        -------------
Net cash (used in) provided by operating activities of
       continuing operations                                                             (6,172)             128,277
                                                                                 --------------        -------------

Investing Activities:
---------------------
Cash used in business acquisitions                                                       (1,325)             (34,849)
Purchases of property and equipment                                                     (97,475)            (128,997)
Proceeds from sales of property and equipment                                            41,068               44,344
                                                                                 --------------        -------------
Net cash used in investing activities of continuing operations                          (57,732)            (119,502)
                                                                                 --------------        -------------

Financing Activities:
---------------------
Payments on short-term debt, net                                                           (535)              (2,529)
Principal payments on long-term debt                                                   (175,874)                (947)
Issuances of Circuit City Group common stock, net                                        49,731               34,020
Issuances of CarMax Group common stock, net                                               1,168                2,580
Dividends paid on Circuit City Group common stock                                        (7,156)              (7,088)
                                                                                 --------------        -------------
Net cash (used in) provided by financing activities of
    continuing operations                                                              (132,666)              26,036
                                                                                 --------------        -------------
Cash used in discontinued operations                                                    (14,663)             (59,199)
                                                                                 --------------        -------------

Decrease in cash and cash equivalents                                                  (211,233)             (24,388)
Cash and cash equivalents at beginning of year                                          643,933              265,880
                                                                                 --------------        -------------
Cash and cash equivalents at end of period                                         $    432,700          $   241,492
                                                                                 ==============        =============
See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The common stock of Circuit City Stores, Inc. consists of two series, which are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Circuit City Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which has been discontinued (see Note 8). The CarMax Group Common Stock is intended to track the performance of the CarMax Group's operations. The Circuit City Group held a 74.6 percent interest in the CarMax Group at August 31, 2000, a 74.7 percent interest at February 29, 2000, and a 76.0 percent interest at August 31, 1999.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing each Group's financial statements, holders of Circuit City Group Common Stock and holders of CarMax Group Common Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and the Company's SEC filings, including its annual report on Form 10-K and its registration statement on Form 8-A.

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

3.   Earnings per Share
     ------------------

     Reconciliations of the numerator and denominator of basic and diluted earnings per share are presented below:

                                                                         Three Months Ended                 Six Months Ended
     (Amounts in thousands                                                   August 31,                        August 31,
     except per share data)                                            2000            1999              2000            1999
     --------------------------------------------------------------------------------------------------------------------------
     Circuit City Group:

     Weighted average common shares.............................      203,770         201,315           203,318         200,890
     Dilutive potential common shares:
        Options.................................................        1,033           2,366             1,618           2,278
        Restricted stock........................................          691             870               750             843
                                                                  ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares........................      205,494         204,551           205,686         204,011
                                                                  ===========================       ===========================

     Earnings from continuing operations available
        to common shareholders..................................  $    55,341      $   73,692       $   112,464     $   115,090
     Basic earnings per share from continuing
        operations..............................................  $      0.27      $     0.37       $      0.55     $      0.57
     Diluted earnings per share from continuing
        operations..............................................  $      0.27      $     0.36       $      0.55     $      0.56

     CarMax Group:

     Weighted average common shares.............................       25,550          23,522            25,534          23,336
     Dilutive potential common shares:
        Options.................................................        1,344           1,997             1,278           2,063
        Restricted stock........................................           62             154               125             172
                                                                  ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares........................       26,956          25,673            26,937          25,571
                                                                  ===========================       ===========================

     Net earnings available to common shareholders..............  $     4,126      $      775        $    7,661     $     1,421
     Basic net earnings per share...............................  $      0.16      $     0.03        $     0.30     $      0.06
     Diluted net earnings per share.............................  $      0.15      $     0.03        $     0.28     $      0.06

     Certain options were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month period ended August 31, 2000, options to purchase 5,614,789 shares of Circuit City Group Common Stock at prices ranging from $34.84 to $47.53 per share were outstanding and not included in the calculation. For the three-month period ended August 31, 1999, options to purchase 2,000,000 shares of Circuit City Group Common Stock at $29.50 per share were outstanding and not included in the calculation.

     For the three-month period ended August 31, 2000, options to purchase 1,458,326 shares of CarMax Group Common Stock at prices ranging from $3.91 to $16.31 per share were outstanding and not included in the calculation. For the three-month period ended August 31, 1999, options to purchase 1,655,871 shares of CarMax Group Common Stock at prices ranging from $6.06 to $16.31 per share were outstanding and not included in the calculation.

4.   Gain or Loss on Securitizations
     -------------------------------

     For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of the Company's finance operations. For the three-month period ended August 31, 2000, the change in Circuit City Group's retained interests of credit card securitizations consisted of originated interests of $11.6 million, less amortization of $12.1 million. For the same period last fiscal year, the change in the retained interests consisted of originated interests of $9.1 million, less amortization of $9.3 million. For the six-month period ended August 31, 2000, the change in the retained interests consisted of originated interests of $23.1 million, less amortization of $25.3 million. For the same period last fiscal year, the change in retained interests consisted of originated interests of $17.8 million, less amortization of $19.7 million.

     For the second quarter of this fiscal year, the change in retained interests of automobile loan securitizations for the CarMax Group consisted of originated interests of $7.5 million, less amortization of $4.0 million. For the same period last fiscal year, the change in the retained interests consisted of originated interests of $4.1 million, less amortization of $3.1 million. For the six-month period ended August 31, 2000, the change in retained interests consisted of originated interests of $13.0 million, less amortization of $7.4 million. For the same period last fiscal year, the change consisted of originated interests of $8.8 million, less amortization of $6.0 million.

5.   Interest Rate Swaps
     -------------------

     On behalf of the CarMax Group, during the quarter the Company entered into three 40-month amortizing swaps with a total notional amount of approximately $209 million related to automobile loan receivable securitizations. The total notional amount of the CarMax swaps was $649 million at August 31, 2000, and $327 million at February 29, 2000. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

6.   Appliance Exit Costs
     --------------------

     On July 25, 2000, the Company announced plans to exit the major appliance category in all stores. This decision reflects management's sales and earnings expectations for its new store design and significant sales weakness and increased competition in the major appliance category. To exit the appliance business, the Company will close six distribution centers by December 31, 2000, and two more by July 31, 2001. The Company also will consolidate certain home delivery and service operations by the end of the fiscal year. The majority of these properties are leased. The Company is in the process of marketing these properties to be subleased. Circuit City will maintain control over its in-home major appliance repair business, although repairs will be subcontracted to an unrelated third party. In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30 million. The majority of these expenses are included in cost of sales, buying and warehousing on the statements of operations.

     Of the total exit costs, $4.4 million relates to employee termination benefits. The Company will terminate approximately 1,000 employees. These reductions will take place mainly in the service, distribution and merchandising functions. The exit costs also include $17.8 million for lease termination costs and $5.0 million, net of salvage value, for the write-down of fixed assets.

                                                                                               Expenses           Liability at
                                                   Original            Adjustments          Paid or Assets         August 31,
     (Amounts in millions)                         Estimate            to Estimate            Written Off             2000
     -------------------------------------------------------------------------------------------------------------------------
     Lease Termination Costs...................     $  17.8               $    -                  $    -            $  17.8
     Fixed Asset Write-Downs...................         5.0                    -                     5.0                  -
     Employee Termination Benefits.............         4.4                    -                       -                4.4
     Other.....................................         2.8                    -                     2.8                  -
                                                  ----------------------------------------------------------------------------
     Appliance Exit Costs......................     $  30.0               $    -                  $  7.8            $  22.2
                                                  ============================================================================

7.   Operating Segment Information
     -----------------------------

     The Company conducts business in two operating segments: Circuit City and CarMax. These segments are identified and managed by the Company based on the different products and services offered by each. Circuit City refers to the retail operations bearing the Circuit City name and to all related operations such as the Circuit City Group's finance operation. This segment is engaged in the business of selling brand-name consumer electronics, personal computers, major appliances and entertainment software. CarMax refers to the used- and new-car retail locations bearing the CarMax name and to all related operations such as the

     CarMax Group's finance operation. Financial information for these segments for the three- and six-month periods ended August 31, 2000 and 1999, is presented below:


     Three Months Ended August 31, 2000

                                                                                                     Total Operating
     (Amounts in thousands)                                       Circuit City          CarMax          Segments
     ---------------------------------------------------------------------------------------------------------------
     Revenues from external customers.......................... $  2,506,220        $  673,561       $  3,179,781
     Interest expense..........................................          625             2,958              3,583
     Depreciation and amortization............................        27,819             4,570             32,389
     Earnings from continuing operations
          before income taxes..................................       69,671            26,243             95,914
     Provision for income taxes................................       26,475             9,972             36,447
     Earnings from continuing operations.......................       43,196            16,271             59,467
     Total assets.............................................. $  3,289,201        $  643,793       $  3,932,994

     Three Months Ended August 31, 1999

                                                                                                     Total Operating
     (Amounts in thousands)                                       Circuit City          CarMax          Segments
     ------------------------------------------------------------------------------------------------------------------
     Revenues from external customers.......................... $  2,422,667        $  535,727       $  2,958,394
     Interest expense..........................................        2,615             2,647              5,262
     Depreciation and amortization............................        29,444             4,172             33,616
     Earnings from continuing operations
          before income taxes..................................      114,893             5,215            120,108
     Provision for income taxes................................       43,659             1,982             45,641
     Earnings from continuing operations.......................       71,234             3,233             74,467
     Total assets.............................................. $  2,974,900        $  732,410       $  3,707,310

     Six Months Ended August 31, 2000
                                                                                                     Total Operating
     (Amounts in thousands)                                       Circuit City          CarMax          Segments
     ------------------------------------------------------------------------------------------------------------------
     Revenues from external customers.......................... $  4,955,330        $1,299,302       $  6,254,632
     Interest expense..........................................        3,318             6,486              9,804
     Depreciation and amortization............................        57,811             9,146             66,957
     Earnings from continuing operations
          before income taxes..................................      145,016            48,733            193,749
     Provision for income taxes................................       55,106            18,518             73,624
     Earnings from continuing operations.......................       89,910            30,215            120,125
     Total assets.............................................. $  3,289,201        $  643,793       $  3,932,994

     Six Months Ended August 31, 1999

                                                                                                     Total Operating
     (Amounts in thousands)                                       Circuit City          CarMax          Segments
     ------------------------------------------------------------------------------------------------------------------
     Revenues from external customers.......................... $  4,627,586        $1,021,790       $  5,649,376
     Interest expense..........................................        6,264             4,330             10,594
     Depreciation and amortization............................        60,899             6,807             67,706
     Earnings from continuing operations
          before income taxes..................................      178,298             9,624            187,922
     Provision for income taxes................................       67,753             3,658             71,411
     Earnings from continuing operations.......................      110,545             5,966            116,511
     Total assets.............................................. $  2,974,900        $  732,410       $  3,707,310

     Earnings from continuing operations and total assets for Circuit City exclude the Inter-Group Interest in the CarMax Group and the discontinued Divx operations as discussed in Note 8.

8.   Discontinued Operations
     -----------------------

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

     For the quarter and six-month periods ended August 31, 2000, and for the quarter ended August 31, 1999, the discontinued Divx operations had no impact on the earnings of Circuit City Stores, Inc. For the six months ended August 31, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in that same period.

     The net liabilities of the discontinued Divx operations, reflected in the accompanying consolidated balance sheets as of August 31, 2000, and February 29, 2000, are comprised of the following:

     (Amounts in thousands)                                                           Aug. 31, 2000      Feb. 29, 2000
     -----------------------------------------------------------------------------------------------------------------
     Current assets................................................................   $        90        $       612
     Property and equipment, net...................................................             -                513
     Other assets..................................................................           368                  -
     Current liabilities..........................................................        (33,862)           (32,650)
     Noncurrent liabilities.......................................................        (19,288)           (35,291)
                                                                                      --------------------------------
     Net liabilities of discontinued operations....................................   $   (52,692)       $   (66,816)
                                                                                      ================================

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

Sales for the second quarter of fiscal 2001 were $3.18 billion, an increase of 7 percent from $2.96 billion for the same period last year. For the six months ended August 31, 2000, total sales were $6.25 billion, an 11 percent increase from $5.65 billion for the same period last year. Throughout the second quarter, sales growth for the Circuit City business continued to be led by new technologies and better-featured products such as big-screen televisions, digital cameras, DVD players, DVD software and wireless communications. In addition to the strong product demand, the Circuit City Group's total sales growth includes continued expansion of its Superstores in new and existing markets since the second quarter of fiscal 2000. CarMax continued to produce higher-than-expected comparable store sales growth, especially in used vehicles. These sales increases reflect a focus on the improved execution of the CarMax consumer offer throughout the past year and increased customer traffic driven in part by rapid growth in the number of consumers using the CarMax Web site.

During the first quarter of fiscal 2001, Circuit City removed the major appliance category from 31 stores in central and south Florida in advance of a full remodel of those stores to focus solely on the consumer electronics and home office categories. In late July, the Company announced plans to strategically reposition itself exclusively as a retailer of consumer electronics and home office products. Under the three-year plan, virtually all Superstores will undergo a major remodel. As an interim step to these major remodels, the Company is discontinuing the sale of major appliances in all stores and has begun partial remodels that will expand the selection of peripherals, accessories, software, digital imaging and video games. The partial remodels are expected to be completed prior to the holiday selling season. This decision reflects management's sales and earnings expectations for its new store design and significant sales weakness and increased competition in the major appliance category.

Comparable store sales changes for the second quarter and first six months of fiscal years 2001 and 2000 were as follows:

     ========================== ===================================== ======================================
                                            2nd Quarter                            Six Months
                                ------------------------------------- --------------------------------------
                                      FY 01              FY 00              FY 01               FY 00
     -------------------------- ------------------ ------------------ ------------------- ------------------
     Circuit City Group                 0%               10%                  4%                 9%
     -------------------------- ------------------ ------------------ ------------------- ------------------
     CarMax Group                      18%               (6%)                16%                (5%)
     ========================== ================== ================== =================== ==================

The comparable store sales performance shown above for the Circuit City Group includes all comparable stores for all merchandise sales categories. Excluding the store remodels in central and south Florida during the remodeling period, comparable store sales increased 1 percent in the second quarter of fiscal 2001 and 4 percent for the six-month period ended August 31, 2000. Comparable store sales in the major appliance category declined 23 percent for the second quarter of this year and 15 percent for the six-month period ended August 31, 2000. Excluding appliances, comparable store sales increased 6 percent in the second quarter of this year and 7 percent for the six months ended August 31, 2000.

During the quarter, the Circuit City Group opened, in Jacksonville, Fla., the first new store that reflects its new design, including a more contemporary look, expanded merchandise selections and more flexible ways for the consumer to shop. Circuit City expects to complete its remodels in central and south Florida and to grand open 17 stores with this design before the holiday selling season. The exit from the appliance business continues to proceed as planned. The appliance category has been eliminated from approximately 383 stores and partial remodels of approximately 330 stores have been completed as of October 6, 2000.

CarMax has curtailed its geographic expansion to focus on building sales and profitability in existing markets. In CarMax's multi-store markets, management is concentrating on the hub-and-satellite operating strategy for its used-car superstores. Management also is seeking new-car franchises to integrate or co-locate with used-car superstores. During the quarter, CarMax was granted a Suzuki new-car franchise point, which is being operated from the CarMax Auto Superstore in Garland, Texas, and acquired the Mitsubishi franchise rights held by Sonic Automotive of Nashville, LLC, and relocated the franchise to the CarMax Auto Superstore in Nashville, Tenn.

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.2 percent of sales in the second quarter of fiscal 2001 and 5.6 percent of sales in the second quarter of fiscal 2000. Third-party warranty revenue was 4.1 percent of sales in this year's second quarter and 4.3 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 4.3 percent of sales in this year's second quarter versus 4.5 percent in the second quarter of last fiscal year. The decline reflects the impact of lower average retail prices on consumer demand for the related warranties in many categories, increased sales of some products that carry lower warranty penetration rates and the shift in extended warranty sales from Circuit City extended warranties to third-party extended warranties over the past five years. The gross profit margins on products sold with extended warranties are higher than the gross profit margins on products sold without extended warranties.

For the CarMax Group, gross dollar sales from all extended warranty programs were 3.9 percent of sales in the second quarter of fiscal 2001, compared with
3.7 percent in the same period last year. Third-party warranty revenue increased to 1.7 percent of sales in this year's second quarter from 1.6 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.7 percent of sales in this year's second quarter versus 1.6 percent in last year's second quarter.

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

Cost of Sales, Buying and Warehousing
-------------------------------------

The gross profit margin was 21.2 percent of sales in the second quarter of fiscal 2001, compared with 22.6 percent in the same period last year. For the six months ended August 31, 2000, the gross profit margin was 21.7 percent, compared with 22.5 percent in the same period last year.

For the Circuit City Group, the gross profit margin was 23.3 percent of sales in the second quarter, compared with 25.0 percent in the same period last year. Excluding the appliance category, gross profit margins for the quarter were 26.1 percent this year, compared with 25.8 percent in the same period last year. Weak sales and competitive pricing in the appliance category early in the quarter, $28.3 million in one-time costs related to the exit from the appliance business and a $7 million impact from additional appliance markdowns associated with the exit from that business significantly reduced the gross profit margin. The one-time costs include lease terminations and related fixed asset write-downs, employee severance and other related costs. The gross margin for the major appliance category, excluding the $28.3 million in one-time exit costs, was 13.3 percent in this year's second quarter, compared with 20.9 percent in the same period last year. For the six months ended August 31, 2000, the gross profit margin was 23.8 percent compared with 24.7 percent for the same period last year.

For the CarMax Group, the gross profit margin increased to 13.4 percent of sales in the second quarter of fiscal 2001 from 11.9 percent for the same period last year. For the six months ended August 31, 2000, the gross profit margin was 13.5 percent compared with 12.3 percent for the same period last year. Increased sales from the used-car business and continued improvements in inventory management produced the margin increase.

Selling, General and Administrative Expenses
--------------------------------------------

The Company's selling, general and administrative expense ratio was 18.1 percent in the second quarter of fiscal 2001, compared with 18.4 percent for the same period last year. For the six-month period ended August 31, 2000, the Company's selling, general, and administrative expense ratio was 18.4 percent compared with 19.0 percent for the same period last year.

For the Circuit City Group, the selling, general and administrative expense ratio was 20.5 percent of sales in the second quarter of fiscal 2001, compared with 20.1 percent for the same period last year. This year's second quarter expense ratio includes $8.3 million in remodeling costs for the Florida stores and $1.7 million of one-time appliance exit costs. Excluding these costs, the second quarter expense ratio would have been even with last year's ratio of 20.1 percent. This strong expense management was achieved despite a lack of comparable store sales growth caused by the significant weakness in the appliance business. For the six-month periods ended August 31, 2000 and 1999, the expense ratio was 20.8 percent.

The CarMax Group's selling, general and administrative expense ratio was 9.1 percent of sales in the second quarter of fiscal 2001, compared with 10.4 percent of sales for the same period last year. For the six-month period ended August 31, 2000, the expense ratio was 9.3 percent compared with 10.9 percent for the same period last year. Leverage from the sales growth, more efficient advertising expenditures and the continued success of the hub-and-satellite operating strategy led to the better expense ratio.

Interest Expense
----------------

Interest expense was 0.1 percent of sales in the second quarter of fiscal 2001, compared with 0.2 percent of sales for the same period last year. For the six-month periods ended August 31, 2000 and 1999, interest expense was 0.2 percent of sales.

Earnings from Continuing Operations
-----------------------------------

Earnings from continuing operations for the Company were $59.5 million in this year's second quarter, compared with $74.5 million in last year's second quarter. For the six-month period ended August 31, 2000, earnings from continuing operations for the Company increased to $120.1 million from $116.5 million for the same period last year.

For the Circuit City Group, excluding the inter-group interest in the CarMax Group, earnings from continuing operations for the quarter ended August 31, 2000, were $43.2 million compared with $71.2 million in the same period last year. Earnings from continuing operations for the Circuit City business for the six months ended August 31, 2000, were $89.9 million compared with $110.5 million in the same period last year. Excluding the appliance merchandise markdowns associated with the exit from that category, the one-time appliance exit costs, the Florida remodeling costs and the retained interest in CarMax, earnings from continuing operations for the Circuit City Group were $71.3 million in this year's second quarter, compared with $71.2 million in last year's second quarter. Excluding the second quarter's appliance merchandise markdowns associated with the exit from that category, exit costs and remodel expenses and excluding the retained interest in CarMax for the six-month period ended August 31, 2000, earnings from continuing operations for the Circuit City store business were $118.0 million in the first six months of this year, compared with $110.5 million in the same period last year.

For the second quarter, the CarMax Group reported net earnings of $16.3 million this year, compared with $3.2 million for the same period last year. The net earnings for the six-month period ended August 31, 2000, were $30.2 million compared with $6.0 million for the same period last year.

Discontinued Operations
-----------------------

On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after taxes, on the consolidated and the Circuit City Group statements of operations for the periods presented.

For the quarter and six-month period ended August 31, 2000, and for the quarter ended August 31, 1999, the discontinued Divx operations had no impact on the earnings of the Company. For the six months ended August 31, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in that same period. The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments.

Net Earnings (Loss)
-------------------

Net earnings for the Company were $59.5 million in this year's second quarter, compared with $74.5 million in last year's second quarter. For the six-month period ended August 31, 2000, net earnings for Circuit City Stores, Inc. were $120.1 million, compared with a net loss of $13.7 million for the same period last year.

Liquidity and Capital Resources
-------------------------------

At August 31, 2000, total assets were $3.9 billion. The inventory increase of $157.5 million reflects the buildup of inventory for category expansion associated with the partial remodels. As a result of store construction and the purchase of inventory, accounts payable have increased $57.2 million from the end of fiscal 2000. In June 2000, a term loan totaling $130 million was classified as a current liability because it becomes due in June 2001. Although the Company has the ability to refinance this loan, it intends to repay the debt using existing working capital.

The Circuit City Group's finance operation has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of August 31, 2000, the master trust program had a total program capacity of $1.22 billion. The Circuit City Group's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of August 31, 2000, the bankcard master trust program had a total program capacity of $1.65 billion.

The Company also has an asset securitization program through a special purpose subsidiary on behalf of the CarMax Group. During the quarter, the Company added a second automobile loan securitization conduit increasing capacity to $700 million as of August 31, 2000. The Company, on behalf of the CarMax Group, also has a public program with a capacity of $434 million as of August 31, 2000. The Company anticipates that it will be able to expand its securitization programs to meet future needs through private placement and the public market.

The Company generally expects to continue its existing long-term capitalization strategy for the balance of the current fiscal year. Management anticipates that capital expenditures will be funded through a combination of internally generated funds, sale-leaseback transactions and operating leases. Securitization transactions will be used to finance growth in credit card and automobile loan receivables, and the Company anticipates that it will be able to expand its securitization programs to meet future needs.

At August 31, 2000, the Company maintained $401 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

                                     ITEM 3.

             CIRCUIT CITY STORES, INC. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company centrally manages the private-label and bankcard revolving loan portfolios of the Circuit City Group's finance operation and the installment loan portfolio of the CarMax Group's finance operation. Portions of these portfolios are securitized and, therefore, are not presented on the Company's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the Company has managed with matched funding and interest rate swaps.

As of August 31, 2000, the private-label and bankcard portfolios of the Circuit City Group had not changed significantly since February 29, 2000. However, as a result of CarMax's growth, the automobile installment loan portfolio has increased.

Total principal outstanding for fixed-rate automobile loans at August 31 and February 29, 2000, was as follows:

(Amounts in millions)                      August 31             February 29
----------------------------------------------------------------------------
Fixed APR............................      $  1,118                 $932

Financing for these receivables is achieved through asset securitization programs which, in turn, issue both fixed- and floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at August 31 and February 29, 2000, were as follows:

(Amounts in millions)                            August 31          February 29
-------------------------------------------------------------------------------

Fixed-rate securitizations..................       $   434                $559
Floating-rate securitizations
   synthetically altered to fixed...........           649                 327
Floating-rate securitizations...............            11                   1
Held by the Company:
   For investment*..........................            19                  22
   For sale.................................             5                  23
                                                 ------------------------------
Total ......................................        $1,118                $932
                                                 ==============================
* Held by a bankruptcy remote special purpose company.

Because programs are in place to manage interest rate exposure relating to its installment loan portfolio, the Company expects to experience relatively little impact as interest rates fluctuate.


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                   Aug. 31, 2000         Feb. 29, 2000
                                                                   -------------         -------------
                                                                    (Unaudited)

ASSETS
------
Current assets:
Cash and cash equivalents                                         $      425,810        $     633,952
Net accounts receivable                                                  503,807              464,023
Merchandise inventory                                                  1,559,146            1,405,617
Prepaid expenses and other current assets                                 35,125               13,353
                                                                  --------------        -------------

Total current assets                                                   2,523,888            2,516,945

Property and equipment, net                                              756,166              753,325
Inter-Group Interest in the CarMax Group                                 280,924              257,535
Other assets                                                               9,605                9,583
                                                                  --------------        -------------

TOTAL ASSETS                                                      $    3,570,583        $   3,537,388
                                                                  ==============        =============

LIABILITIES AND GROUP EQUITY
----------------------------
Current liabilities:
Current installments of long-term debt                            $       51,429        $      85,735
Accounts payable                                                         940,308              884,172
Short-term debt                                                              957                1,453
Accrued expenses and other current liabilities                           143,931              184,705
Deferred income taxes                                                     53,059               53,971
                                                                  --------------        -------------

Total current liabilities                                              1,189,684            1,210,036

Long-term debt, excluding current installments                            54,632              127,984
Deferred revenue and other liabilities                                   103,105              122,771
Deferred income taxes                                                     12,568               21,877
                                                                  --------------        -------------

TOTAL LIABILITIES                                                      1,359,989            1,482,668

GROUP EQUITY                                                           2,210,594            2,054,720
                                                                  --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                                $    3,570,583        $   3,537,388
                                                                  ==============        =============

See accompanying notes to group financial statements.

                                 Page 17 of 37

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Six Months Ended
                                                                     August 31,                           August 31,
                                                              2000               1999              2000               1999
                                                         --------------     --------------     -------------     --------------
Net sales and operating revenues                         $    2,506,220     $    2,422,667     $   4,955,330     $    4,627,586
Cost of sales, buying and warehousing                         1,894,978          1,818,164         3,746,288          3,482,352
Appliance exit costs                                             28,326                  -            28,326                  -
                                                         --------------     --------------     -------------     --------------
Gross profit                                                    582,916            604,503         1,180,716          1,145,234
                                                         --------------     --------------     -------------     --------------
Selling, general and administrative expenses                    510,950            486,995         1,030,712            960,672
Appliance exit costs                                              1,670                  -             1,670                  -
Interest expense                                                    625              2,615             3,318              6,264
                                                         --------------     --------------     -------------     --------------
Total expenses                                                  513,245            489,610         1,035,700            966,936
                                                         --------------     --------------     -------------     --------------

Earnings from continuing operations before
    income taxes and Inter-Group Interest in
    the CarMax Group                                             69,671            114,893           145,016            178,298
Provision for income taxes                                       26,475             43,659            55,106             67,753
                                                         --------------     --------------     -------------     --------------

Earnings from continuing operations
    before Inter-Group Interest in the
    CarMax Group                                                 43,196             71,234            89,910            110,545

Net earnings related to Inter-Group
    Interest in the CarMax Group                                 12,145              2,458            22,554              4,545
                                                         --------------     --------------     -------------     --------------

Earnings from continuing operations                              55,341             73,692           112,464            115,090
                                                         --------------     --------------     -------------     --------------

Discontinued operations:
    Loss from discontinued operations of
       Divx, less income tax benefit                                  -                  -                 -            (16,215)
    Loss on disposal of Divx, less income
       tax benefit                                                    -                  -                 -           (114,025)
                                                         --------------     --------------     -------------     --------------
Loss from discontinued operations                                     -                  -                 -           (130,240)
                                                         --------------     --------------     -------------     --------------

Net earnings (loss)                                      $       55,341     $       73,692     $     112,464     $      (15,150)
                                                         ==============     ==============     ==============    ==============
Weighted average common shares:
    Basic                                                       203,770            201,315           203,318            200,890
                                                         ==============     ==============     =============     ==============
    Diluted                                                     205,494            204,551           205,686            204,011
                                                         ==============     ==============     =============     ==============
Net earnings (loss) per share:
    Basic:
       Continuing operations                             $         0.27     $         0.37     $        0.55     $         0.57
                                                         ==============     ==============     =============     ==============
       Discontinued operations                           $            -     $            -     $           -     $        (0.65)
                                                         ==============     ==============     =============     ==============
       Net earnings (loss)                               $         0.27     $         0.37     $        0.55     $        (0.08)
                                                         ==============     ==============     =============     ==============

    Diluted:
       Continuing operations                             $         0.27     $         0.36     $        0.55     $         0.56
                                                         ==============     ==============     =============     ==============
       Discontinued operations                           $            -     $            -     $           -     $        (0.64)
                                                         ==============     ==============     =============     ==============
       Net earnings (loss)                               $         0.27     $         0.36     $        0.55     $        (0.08)
                                                         ==============     ==============     =============     ==============

Dividends paid per common share                          $       0.0175     $       0.0175     $      0.0350     $       0.0350
                                                         ==============     ==============     =============     ==============

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Six Months Ended
                                                                                                     August 31,

                                                                                             2000                  1999
                                                                                        --------------        -------------
Operating Activities:
---------------------
Net earnings (loss)                                                                       $    112,464          $   (15,150)
Adjustments to reconcile net earnings (loss) to net cash (used in)
    provided by operating activities of continuing operations:
    Loss from discontinued operations                                                                -               16,215
    Loss on disposal of discontinued operations                                                      -              114,025
    Net earnings related to Inter-Group Interest
       in the CarMax Group                                                                     (22,554)              (4,545)
    Depreciation and amortization                                                               57,811               60,899
    Loss on sales of property and equipment                                                        725                  621
    Provision for deferred income taxes                                                        (10,218)               1,641
    Decrease in deferred revenue and other liabilities                                          (3,666)             (21,283)
    (Increase) decrease in net accounts receivable                                             (39,770)              64,420
    Increase in merchandise inventory                                                         (153,529)            (247,055)
    (Increase) decrease in prepaid expenses and other current assets                           (21,769)              18,421
    Decrease (increase) in other assets                                                            346                 (703)
    Increase in accounts payable, accrued expenses
       and other current liabilities                                                            14,150              167,173
                                                                                        --------------        -------------
Net cash (used in) provided by operating activities of
    continuing operations                                                                      (66,010)             154,679
                                                                                        --------------        -------------

Investing Activities:
---------------------
Purchases of property and equipment                                                            (90,922)            (100,738)
Proceeds from sales of property and equipment                                                   29,032               42,704
                                                                                        --------------        -------------
Net cash used in investing activities of continuing operations                                 (61,890)             (58,034)
                                                                                        --------------        -------------

Financing Activities:
---------------------
Decrease in allocated short-term debt, net                                                        (496)              (2,376)
Decrease in allocated long-term debt, net                                                     (107,658)            (104,421)
Equity issuances, net                                                                           49,731               34,020
Dividends paid                                                                                  (7,156)              (7,088)
                                                                                        --------------        -------------
Net cash used in financing activities of continuing operations                                 (65,579)             (79,865)
                                                                                        --------------        -------------

Cash used in discontinued operations                                                           (14,663)             (59,199)
                                                                                        --------------        -------------

Decrease in cash and cash equivalents                                                         (208,142)             (42,419)
Cash and cash equivalents at beginning of year                                                 633,952              248,201
                                                                                        --------------        -------------
Cash and cash equivalents at end of period                                                $    425,810          $   205,782
                                                                                        ==============        =============

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The common stock of Circuit City Stores, Inc. consists of two series, which are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Circuit City Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which has been discontinued (see note 6). The CarMax Group Common Stock is intended to track the performance of the CarMax Group's operations. The Circuit City Group held a 74.6 percent interest in the CarMax Group at August 31, 2000, a 74.7 percent interest at February 29, 2000, and a 76.0 percent interest at August 31, 1999.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing each Group's financial statements, holders of Circuit City Group Common Stock and holders of CarMax Group Common Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and the Company's SEC filings, including its annual report on Form 10-K and its registration statement on Form 8-A.

2.   Accounting Policies
     -------------------

     The Circuit City Group has accounted for the interest in the CarMax Group in a manner similar to the equity method of accounting. Generally accepted accounting principles require that the CarMax Group be consolidated with the Circuit City Group. Except for the effects of not consolidating the CarMax Group with the Circuit City Group, the financial statements of the Circuit City Group conform to generally accepted accounting principles. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from audited financial statements.

3.   Earnings per Share
     ------------------

     Reconciliations of the numerator and denominator of basic and diluted earnings per share from continuing operations are presented below:

                                                                         Three Months Ended                 Six Months Ended
     (Amounts in thousands                                                   August 31,                        August 31,
     except per share data)                                            2000            1999              2000            1999
     ---------------------------------------------------------------------------------------------------------------------------

     Weighted average common shares.............................      203,770         201,315           203,318          200,890
     Dilutive potential common shares:
        Options.................................................        1,033           2,366             1,618            2,278
        Restricted stock........................................          691             870               750              843
                                                                  ---------------------------       ----------------------------
     Weighted average common shares and
        dilutive potential common shares........................      205,494         204,551           205,686          204,011
                                                                  ===========================       ============================
     Earnings from continuing operations available
        to common shareholders..................................   $   55,341       $  73,692       $   112,464      $   115,090
     Basic earnings per share from continuing
        operations..............................................   $     0.27       $    0.37       $      0.55      $      0.57
     Diluted earnings per share from continuing
        operations..............................................   $     0.27       $    0.36       $      0.55      $      0.56

     Certain options were not included in the computation of diluted earnings per share from continuing operations because the options' exercise prices were greater than the average market price of the common shares. For the three-month period ended August 31, 2000, options to purchase 5,614,789 shares of Circuit City Group Common Stock at prices ranging from $34.84 to $47.53 per share were outstanding and not included in the calculation. For the three-month period ended August 31, 1999, options to purchase 2,000,000 shares of Circuit City Group Common Stock at $29.50 per share were outstanding and not included in the calculation.

4.   Gain or Loss on Securitizations
     -------------------------------

     For transfers of receivables that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. For the three-month period ended August 31, 2000, the change in the Circuit City Group's retained interests of credit card securitizations consisted of originated interests of $11.6 million, less amortization of $12.1 million. For the same period last fiscal year, the change in retained interests consisted of originated interests of $9.1 million, less amortization of $9.3 million. For the six-month period ended August 31, 2000, the change consisted of originated interests of $23.1 million less amortization of $25.3 million. For the same period last fiscal year, the change consisted of originated interests of $17.8 million, less amortization of $19.7 million.

5.   Appliance Exit Costs
     --------------------

     On July 25, 2000, the Company announced plans to exit the major appliance category in all stores. This decision reflects management's sales and earnings expectations for its new store design and significant sales weakness and increased competition in the major appliance category. To exit the appliance business, the Company will close six distribution centers by December 31, 2000, and two more by July 31, 2001. The Company also will consolidate certain home delivery and service operations by the end of the fiscal year. The majority of these properties are leased. The Company is in the process of marketing these properties to be subleased. Circuit City will maintain control over its in-home major appliance repair business, although repairs will be subcontracted to an unrelated third party. In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30 million. The majority of these expenses are included in cost of sales, buying and warehousing on the statements of operations.

     Of the total exit costs, $4.4 million relates to employee termination benefits. The Company will terminate approximately 1,000 employees. These reductions will take place mainly in the service, distribution and merchandising functions. The exit costs also include $17.8 million for lease termination costs and $5.0 million, net of salvage value, for the write-down of fixed assets.

                                                                                      Expenses       Liability at
                                                   Original       Adjustments      Paid or Assets      August 31,
     (Amounts in millions)                         Estimate       to Estimate        Written Off          2000
     -----------------------------------------------------------------------------------------------------------
     Lease Termination Costs...................     $  17.8          $    -              $    -          $  17.8
     Fixed Asset Write-Downs...................         5.0               -                 5.0                -
     Employee Termination Benefits.............         4.4               -                   -              4.4
     Other.....................................         2.8               -                 2.8                -
                                                  --------------------------------------------------------------
     Appliance Exit Costs......................     $  30.0          $    -              $  7.8          $  22.2
                                                  ==============================================================

6.   Discontinued Operations
     -----------------------

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

     For the quarter and six-month periods ended August 31, 2000, and for the quarter ended August 31,1999, the discontinued Divx operations had no impact on the net earnings of the Circuit City Group. For the six months ended August 31, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in that same period.

     The net liabilities of the discontinued Divx operations, reflected in the accompanying Circuit City Group balance sheet as of August 31, 2000, and February 29, 2000, are comprised of the following:


     (Amounts in thousands)                             Aug. 31, 2000     Feb. 29, 2000
     -----------------------------------------------------------------------------------
     Current assets...................................  $        90         $       612
     Property and equipment, net......................            -                 513
     Other assets.....................................          368                   -
     Current liabilities..............................      (33,862)            (32,650)
     Noncurrent liabilities...........................      (19,288)            (35,291)
                                                        -------------------------------
     Net liabilities of discontinued operations.......  $   (52,692)        $   (66,816)
                                                        ===============================

                                 Page 22 of 37

                                     ITEM 2.
             CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

Sales for the second quarter of fiscal 2001 were $2.51 billion, an increase of 4 percent from $2.42 billion for the same period last year. For the six months ended August 31, 2000, total sales were $4.96 billion, an increase of 7 percent from $4.63 billion in the same period last year. Throughout the second quarter, sales growth for the Circuit City business continued to be led by new technologies and better-featured products such as big-screen televisions, digital cameras, DVD players, DVD software and wireless communications. In addition to the strong product demand, Circuit City's total sales growth includes continued expansion of its Superstores in new and existing markets since the second quarter of fiscal 2000.

During the first quarter of fiscal 2001, Circuit City removed the major appliance category from 31 stores in central and south Florida in advance of a full remodel of those stores to focus solely on the consumer electronics and home office categories. In late July, the Company announced plans to strategically reposition itself exclusively as a retailer of consumer electronics and home office products. Under the three-year plan, virtually all Superstores will undergo a major remodel. As an interim step to these major remodels, the Company is discontinuing the sale of major appliances in all stores and has begun partial remodels that will expand the selection of peripherals, accessories, software, digital imaging and video games. The partial remodels are expected to be completed prior to the holiday selling season. This decision reflects management's sales and earnings expectations for its new store design and significant sales weakness and increased competition in the major appliance category.

Circuit City's comparable store sales changes for the second quarter and first six months of fiscal years 2001 and 2000 were as follows:

     ============================= ======================= ====================
                                         2nd Quarter             Six Months
                                   --------------------------------------------
                                      FY 01       FY 00       FY 01     FY 00
     ----------------------------- ----------- ----------- ---------- ---------
        Circuit City Group              0%         10%         4%         9%
     ============================= =========== =========== ========== =========

The comparable store sales performance shown above for the Circuit City Group includes all comparable stores for all merchandise sales categories. Excluding the store remodels in central and south Florida during the remodeling period, comparable store sales increased 1 percent in the second quarter of fiscal 2001 and 4 percent for the six-month period ended August 31, 2000. Comparable store sales in the major appliance category declined 23 percent for the second quarter of this year and 15 percent for the six-month period ended August 31, 2000. Excluding appliances, comparable store sales increased 6 percent in the second quarter of this year and 7 percent for the six months ended August 31, 2000.

During the quarter, the Circuit City Group opened, in Jacksonville, Fla., the first new store that reflects its new design, including a more contemporary look, expanded merchandise selections and more flexible ways for the consumer to shop. Circuit City expects to complete its remodels in central and south Florida and to grand open 17 stores with this design before the holiday selling season. The exit from the appliance business continues to proceed as planned. The appliance category has been eliminated from approximately 383 stores and partial remodels of approximately 330 stores have been completed as of October 6, 2000.

The table below details Circuit City retail units:

     ===================================================================================================
                                 Stores Open At End of Quarter              Estimate
                              -----------------------------------------
                                 Aug. 31, 2000         Aug. 31, 1999     Feb. 28, 2001     Feb. 29, 2000
     ---------------------------------------------------------------------------------------------------
     Superstore
     ---------------------------------------------------------------------------------------------------
       "D" Superstore                  118                118              118                118
     ---------------------------------------------------------------------------------------------------
       "C" Superstore                  296                293              315                295
     ---------------------------------------------------------------------------------------------------
       "B" Superstore                  104                 88              107                102
     ---------------------------------------------------------------------------------------------------
       "A" Superstore                   56                 52               56                 56
     ---------------------------------------------------------------------------------------------------
     Electronics-Only                    -                  2                -                  -
     ---------------------------------------------------------------------------------------------------
     Circuit City Express               41                 46               40                 45
     ---------------------------------------------------------------------------------------------------
     TOTAL                             615                599              636                616
     ===================================================================================================

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.2 percent of sales in the second quarter of fiscal 2001 and 5.6 percent of sales in the second quarter of fiscal 2000. Third-party warranty revenue was 4.1 percent of sales in this year's second quarter compared with 4.3 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 4.3 percent of sales in this year's second quarter versus 4.5 percent in the second quarter of last fiscal year. The decline reflects the impact of lower average retail prices on consumer demand for the related warranties in many categories, increased sales of some products that carry lower warranty penetration rates and the shift in extended warranty sales from Circuit City extended warranties to third-party extended warranties over the past five years. The gross profit margins on products sold with extended warranties are higher than the gross profit margins on products sold without extended warranties.

The percentage of merchandise sales represented by each category is listed below:

      =================== ================================== ==================================
                                     2nd Quarter                        Six Months

                          ---------------------------------- ----------------------------------
                            Fiscal 2001       Fiscal 2000      Fiscal 2001      Fiscal 2000
      ------------------- ----------------- ---------------- ---------------- -----------------
      TV                         17%              17%              17%               18%
      ------------------- ----------------- ---------------- ---------------- -----------------
      VCR/Camcorders             12               12               12                12
      ------------------- ----------------- ---------------- ---------------- -----------------
      Audio                      15               14               15                15
      ------------------- ----------------- ---------------- ---------------- -----------------
      Home Office                31               28               31                27
      ------------------- ----------------- ---------------- ---------------- -----------------
      Appliances                 14               18               14                17
      ------------------- ----------------- ---------------- ---------------- -----------------
      Other                      11               11               11                11
      ------------------- ----------------- ---------------- ---------------- -----------------
      TOTAL                     100%             100%             100%              100%
      =================== ================= ================ ================ =================

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

Cost of Sales, Buying and Warehousing
-------------------------------------

For the quarter ended August 31, 2000, the gross profit margin was 23.3 percent of sales versus 25.0 percent in the same period last year. Excluding the appliance category, gross profit margins for the quarter were 26.1 percent this year, compared with 25.8 percent in the same period last year. Weak sales and competitive pricing in the appliance category early in the quarter, $28.3 million in one-time costs related to the exit from the appliance business and a $7 million impact from additional appliance markdowns associated with the exit from that business significantly reduced the gross profit margin. The one-time costs include lease terminations and related fixed asset write-downs, employee severance and other related costs. The gross margin for the major appliance category, excluding the $28.3 million in one-time exit costs, was 13.3 percent in this year's second quarter, compared with 20.9 percent in the same period last year. The gross profit margin was 23.8 percent of sales for the first six months of fiscal 2001, compared with 24.7 percent for the same period last year.

Selling, General and Administrative Expenses
--------------------------------------------

The Group's selling, general and administrative expense ratio was 20.5 percent of sales in the second quarter of fiscal 2001, compared with 20.1 percent in the second quarter of fiscal 2000. This year's second quarter expense ratio includes $8.3 million in remodeling costs for the Florida stores and $1.7 million of one-time appliance exit costs. Excluding these costs, the second quarter expense ratio would have been even with last year's ratio of 20.1 percent. This strong expense management was achieved despite a lack of comparable store sales growth caused by the significant weakness in the appliance business. For the first six months of fiscal 2001 and 2000, the expense ratio was 20.8 percent.

Interest Expense
----------------

Interest expense was 0.0 percent of sales in the second quarter of fiscal 2001, compared with 0.2 percent of sales for the same period last year. For the six months ended August 31, 2000 and 1999, interest expense was 0.1 percent of sales. The decrease is a result of the reduction in the Circuit City Group's allocation of pooled debt.

Earnings Before Inter-Group Interest in the CarMax Group
--------------------------------------------------------

Excluding the retained interest in the CarMax Group, earnings from continuing operations for the Circuit City Group for the second quarter were $43.2 million compared with $71.2 million for the same period last year. For the six-month period ended August 31, 2000, earnings before the Inter-Group Interest in the CarMax Group were $89.9 million compared with $110.5 million for the same period last year.

Excluding the appliance merchandise markdowns associated with the exit from that category, the one-time appliance exit costs, the Florida remodeling costs and the retained interest in CarMax, earnings from continuing operations for the Circuit City Group were $71.3 million in this year's second quarter, compared with $71.2 million in last year's second quarter. Excluding the second quarter's appliance merchandise markdowns associated with the exit from that category, appliance exit costs and the Florida remodel expenses and excluding the retained interest in CarMax for the six-month period, earnings from continuing operations for the Circuit City store business were $118.0 million in the first six months of this year, compared with $110.5 million in the same period last year.

Excluding the retained interest in the CarMax Group, earnings per share from continuing operations were 21 cents for the second quarter of fiscal 2001, compared with 35 cents for the same period last year. Appliance merchandise markdowns associated with the exit from that category, and one-time appliance exit costs reduced earnings per share for the Circuit City store business by 11 cents. The costs associated with fully remodeling the central and south Florida stores reduced earnings per share by another 3 cents. Excluding the markdowns, the one-time costs, the Florida remodeling costs and the interest in CarMax, earnings per share for the Circuit City Group were 35 cents for the second quarter of fiscal 2001.

Excluding the retained interest in CarMax, earnings per share from continuing operations for the six months ended August 31, 2000, were 44 cents compared with 54 cents in the prior year. Excluding the second quarter's appliance merchandise markdowns, exit costs and remodel expenses and excluding the retained interest in CarMax for the six-month period ended August 31, 2000, earnings per share for the Circuit City store business were 58 cents in the first six months of this year.

Net Earnings Related to Inter-Group Interest in the CarMax Group
----------------------------------------------------------------

During the second quarter, the net earnings attributed to the Circuit City Group's Inter-Group Interest in the CarMax Group were $12.1 million, or 6 cents per share, compared with $2.5 million, or 1 cent per share, for the same period last year. For the first six months of fiscal 2001, net earnings attributed to the Circuit City Group's Inter-Group Interest in the CarMax Group were $22.6 million, or 11 cents per share, compared with $4.5 million, or 2 cents per share, for the same period last year.

Earnings from Continuing Operations
-----------------------------------

Earnings from continuing operations for the Circuit City Group were $55.3 million in this year's second quarter, compared with $73.7 million in the same period last year, and earnings per share from continuing operations were 27 cents compared with 36 cents. Earnings from continuing operations for the Circuit City Group were $112.5 million in the first six months of this fiscal year, compared with $115.1 million in the same period last year, and earnings per share from continuing operations were 55 cents compared with 56 cents.

Reconciliation of earnings per share from continuing operations is presented below:

                                                         Three Months Ended                  Six Months Ended
                                                            August 31,                          August 31,
                                                      2000             1999                 2000          1999
                                                      --------------------------------------------------------
Circuit City Store Business........................  $ 0.35           $ 0.35             $  0.58         $ 0.54
Impact of Merchandise Markdowns*...................   (0.02)               -               (0.02)             -
Impact of Appliance Exit...........................   (0.09)               -               (0.09)             -
Impact of Florida Remodeling Costs**...............   (0.03)               -               (0.03)             -
Inter-Group Interest in CarMax.....................    0.06             0.01                0.11           0.02
                                                     ----------------------------------------------------------
Circuit City Group.................................  $ 0.27           $ 0.36              $ 0.55         $ 0.56
                                                     ==========================================================
* Reflected as a reduction in gross profit margins.
** Reflected as an increase in selling, general and administrative expenses.

Discontinued Operations
-----------------------

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

For the quarter and six-month period ended August 31, 2000, and for the quarter ended August 31, 1999, the discontinued Divx operations had no impact on the earnings of the Circuit City Group. For the six months ended August 31, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in that same period. The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments.

Net Earnings (Loss)
-------------------

Net earnings for the Circuit City Group were $55.3 million in this year's second quarter, compared with $73.7 million in last year's second quarter. For the six-month period ended August 31, 2000, the net earnings for the Circuit City Group were $112.5 million compared with a net loss of $15.2 million for the same period last year.

Liquidity and Capital Resources
-------------------------------

Total assets at August 31, 2000, were $3.6 billion. The merchandise inventory increase of $153.5 million reflects the buildup of inventory for category
expansion   associated  with  the  partial  remodels.   As  a  result  of  store
construction and the purchase of inventory, accounts payable have increased $56.1 million from the end of fiscal 2000.

In June 2000, a term loan totaling $130 million was classified as a current liability because it becomes due in June 2001. While the Company has the ability to refinance this loan, it intends to repay the debt using existing working capital. Payment of corporate debt will not necessarily reduce Circuit City Group allocated debt.

The Circuit City Group's finance operation has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. As of August 31, 2000, the master trust program had a total program capacity of $1.22 billion. The Circuit City Group's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of August 31, 2000, the bankcard master trust program had a total program capacity of $1.65 billion. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the Circuit City Group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At August 31, 2000, the Company also maintained $401 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

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

                                     ITEM 3.

                 CIRCUIT CITY GROUP QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company centrally manages the private-label and bankcard revolving loan portfolios of the Circuit City Group's finance operation. Portions of these portfolios are securitized and, therefore, are not presented on the Circuit City Group's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the Company has managed with matched funding.

As of August 31, 2000, the Circuit City Group's private-label and bankcard portfolios had not changed significantly since February 29, 2000.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                                         Aug. 31, 2000         Feb. 29, 2000
                                                                                         -------------         -------------
                                                                                          (Unaudited)

ASSETS
------
Current assets:
Cash and cash equivalents                                                                 $      6,890          $     9,981
Net accounts receivable                                                                        110,733              129,253
Inventory                                                                                      287,603              283,592
Prepaid expenses and other current assets                                                        3,019                2,844
                                                                                          ------------          -----------

Total current assets                                                                           408,245              425,670

Property and equipment, net                                                                    198,794              211,856
Other assets                                                                                    36,754               37,969
                                                                                          ------------          -----------

TOTAL ASSETS                                                                              $    643,793          $   675,495
                                                                                          ============          ===========
LIABILITIES AND GROUP EQUITY
----------------------------
Current liabilities:
Current installments of long-term debt                                                    $     80,889          $    91,609
Accounts payable                                                                                76,987               75,959
Short-term debt                                                                                  1,513                1,552
Accrued expenses and other current liabilities                                                  20,321               19,856
Deferred income taxes                                                                           10,732                7,147
                                                                                          ------------          -----------

Total current liabilities                                                                      190,442              196,123

Long-term debt, excluding current installments                                                  63,761              121,257
Deferred revenue and other liabilities                                                           7,097                7,249
Deferred income taxes                                                                            6,121                5,877
                                                                                          ------------          -----------

TOTAL LIABILITIES                                                                              267,421              330,506

GROUP EQUITY                                                                                   376,372              344,989
                                                                                          ------------          -----------

TOTAL LIABILITIES AND GROUP EQUITY                                                        $    643,793          $   675,495
                                                                                          ============          ===========

See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                         Three Months Ended                    Six Months Ended
                                                             August 31,                           August 31,
                                                      2000               1999               2000              1999
                                                  ------------       -----------      -------------      -------------

Net sales and operating revenues                  $    673,561       $   535,727      $   1,299,302      $   1,021,790

Cost of sales                                          583,012           471,947          1,123,291            896,014
                                                  ------------       -----------      -------------      -------------

Gross profit                                            90,549            63,780            176,011            125,776
                                                  ------------       -----------      -------------      -------------

Selling, general and administrative expenses            61,348            55,918            120,792            111,822

Interest expense                                         2,958             2,647              6,486              4,330
                                                  ------------       -----------      -------------      -------------

Total expenses                                          64,306            58,565            127,278            116,152
                                                  ------------       -----------      -------------      -------------

Earnings before income taxes                            26,243             5,215             48,733              9,624

Provision for income taxes                               9,972             1,982             18,518              3,658
                                                  ------------       -----------      -------------      -------------

Net earnings                                      $     16,271       $     3,233      $      30,215      $       5,966
                                                  ============       ===========      =============      =============

Net earnings attributed to:
    Circuit City Group common stock               $     12,145       $     2,458      $      22,554      $       4,545
    CarMax Group common stock                            4,126               775              7,661              1,421
                                                  ------------       -----------      -------------      -------------
                                                  $     16,271       $     3,233      $      30,215      $       5,966
                                                  ============       ===========      =============      =============

Weighted average common shares:
    Basic                                               25,550            23,522             25,534             23,336
                                                  ============       ===========      =============      =============
    Diluted                                             26,956            25,673             26,937             25,571
                                                  ============       ===========      =============      =============

Net earnings per share:
    Basic                                         $       0.16       $      0.03      $        0.30      $        0.06
                                                  ============       ===========      =============      =============
    Diluted                                       $       0.15       $      0.03      $        0.28      $        0.06
                                                  ============       ===========      =============      =============

Dividends paid per common share                   $          -       $         -      $           -      $           -
                                                  ============       ===========      =============      =============

See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                    Six Months Ended
                                                                                       August 31,

                                                                               2000                   1999
                                                                            ------------          -----------

Operating Activities:
---------------------
Net earnings                                                                $     30,215          $     5,966
Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                  9,146                6,807
    Loss on sales of property and equipment                                          173                    -
    Provision for deferred income taxes                                            3,829                1,680
    Changes in operating assets and liabilities, net of effects from business acquisitions:
       (Decrease) increase in deferred revenue and other liabilities                (152)               1,042
       Decrease (increase) in net accounts receivable                             18,520              (46,195)
       Increase in inventory                                                      (3,211)             (42,339)
       Increase in prepaid expenses and other current assets                        (175)                (407)
       Decrease in other assets                                                        -                  421
       Increase in accounts payable, accrued expenses and other
          current liabilities                                                      1,493               46,623
                                                                            ------------          -----------
Net cash provided by (used in) operating activities                               59,838              (26,402)
                                                                            ------------          -----------
Investing Activities:
---------------------
Cash used in business acquisitions                                                (1,325)             (34,849)
Purchases of property and equipment                                               (6,553)             (28,259)
Proceeds from sales of property and equipment                                     12,036                1,640
                                                                            ------------          -----------
Net cash provided by (used in) investing activities                                4,158              (61,468)
                                                                            ------------          -----------
Financing Activities:
---------------------
Decrease in allocated short-term debt, net                                           (39)                (153)
(Decrease) increase in allocated long-term debt, net                             (68,216)             103,474
Equity issuances, net                                                              1,168                2,580
                                                                            ------------          -----------
Net cash (used in) provided by financing activities                              (67,087)             105,901
                                                                            ------------          -----------

(Decrease) increase in cash and cash equivalents                                  (3,091)              18,031
Cash and cash equivalents at beginning of year                                     9,981               17,679
                                                                            ------------          -----------
Cash and cash equivalents at end of period                                  $      6,890          $    35,710
                                                                            ============          ===========

See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Notes to Group Financial Statements
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The common stock of Circuit City Stores, Inc. consists of two series, which are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Circuit City Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which has been discontinued. The CarMax Group Common Stock is intended to track the performance of the CarMax Group's operations. The Circuit City Group held a 74.6 percent interest in the CarMax Group at August 31, 2000, a 74.7 percent interest at February 29, 2000, and a 76.0 percent interest at August 31, 1999.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the CarMax Group and the Circuit City Group for the purposes of preparing each Group's financial statements, holders of CarMax Group Common Stock and holders of Circuit City Group Common Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and the Company's SEC filings, including its annual report on Form 10-K and its registration statement on Form 8-A.

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

3.   Net Earnings per Share
     ----------------------

     Reconciliations of the numerator and denominator of basic and diluted net earnings per share are presented below:

                                                          Three Months Ended                 Six Months Ended
     (Amounts in thousands                                    August 31,                        August 31,
     except per share data)                             2000            1999              2000            1999
     -----------------------------------------------------------------------------------------------------------

     Weighted average common shares..................   25,550          23,522            25,534          23,336
     Dilutive potential common shares:
        Options......................................    1,344           1,997             1,278           2,063
        Restricted stock.............................       62             154               125             172
                                                      ------------------------          ------------------------
     Weighted average common shares and
        dilutive potential common shares.............   26,956          25,673            26,937          25,571
                                                      ========================          ========================

     Net earnings available to common shareholders... $  4,126         $   775          $  7,661       $   1,421
     Basic net earnings per share.................... $   0.16         $  0.03          $   0.30       $    0.06
     Diluted net earnings per share.................. $   0.15         $  0.03          $   0.28       $    0.06

     Certain options were not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month period ended August 31, 2000, options to purchase 1,458,326 shares of CarMax Group Common Stock at prices ranging from $3.91 to $16.31 per share were outstanding and not included in the calculation. For the three-month period ended August 31, 1999, options to purchase 1,655,871 shares of CarMax Group Common Stock at prices ranging from $6.06 to $16.31 per share were outstanding and not included in the calculation.

4.   Gain or Loss on Securitizations
     -------------------------------

     For transfers that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. For the second quarter of this fiscal year, the change in retained interests of automobile loan securitizations for the CarMax Group consisted of originated interests of $7.5 million, less amortization of $4.0 million. For the same period last fiscal year, the change in the retained interests consisted of originated interests of $4.1 million, less amortization of $3.1 million.

     For the six-month period ended August 31, 2000, the change in retained interests consisted of originated interests of $13.0 million, less amortization of $7.4 million. For the same period last fiscal year, the change consisted of originated interests of $8.8 million, less amortization of $6.0 million.

5.   Interest Rate Swaps
     -------------------

     On behalf of the CarMax Group, during the quarter the Company entered into three 40-month amortizing swaps with a total notional amount of approximately $209 million related to automobile loan receivable securitizations. The total notional amount of the CarMax swaps was $649 million at August 31, 2000, and $327 million at February 29, 2000. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

                                     ITEM 2.

                CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

Total sales for the CarMax Group rose 26 percent for the quarter ended August 31, 2000, to $673.6 million from $535.7 million in last year's second quarter. For the six months ended August 31, 2000, total sales were $1.30 billion, an increase of 27 percent from $1.02 billion in the same period last year. CarMax continued to produce higher-than-expected comparable store sales growth, especially in used vehicles. These sales increases reflect a focus on the improved execution of the CarMax consumer offer throughout the past year and increased customer traffic driven in part by rapid growth in the number of consumers using the CarMax Web site.

CarMax's comparable store sales changes for the second quarter and first six months of fiscal years 2001 and 2000 were as follows:

              ============================= ===========================
                      2nd Quarter                   Six Months

              ----------------------------- ---------------------------
                 FY 01          FY 00          FY 01         FY 00
              ------------- --------------- ------------- -------------
                  18%            (6%)           16%           (5%)
              ============= =============== ============= =============

CarMax has curtailed its geographic expansion to focus on building sales and profitability in existing markets. In CarMax's multi-store markets, management is concentrating on the hub-and-satellite operating strategy for its used-car superstores. Management also is seeking new-car franchises to integrate or co-locate with used-car superstores. During the quarter, CarMax was granted a Suzuki new-car franchise point, which is being operated from the CarMax Auto Superstore in Garland, Texas, and acquired the Mitsubishi franchise rights held by Sonic Automotive of Nashville, LLC, and relocated the franchise to the CarMax Auto Superstore in Nashville, Tenn.

The table below details CarMax retail units:

============================================================================================================
                                    Retail Units At End of Quarter         Estimate
                                 -----------------------------------
                                   Aug. 31, 2000     Aug. 31, 1999      Feb. 28, 2001       Feb. 29, 2000
------------------------------------------------------------------------------------------------------------
  "C" and "B" Stores                     14               13                  14                 14
------------------------------------------------------------------------------------------------------------
  "A" Store                              17               17                  17                 17
------------------------------------------------------------------------------------------------------------
  Satellite Prototype Store               4                2                   4                  4
------------------------------------------------------------------------------------------------------------
  Stand-Alone New-Car Store               5                4                   5                  5
============================================================================================================
TOTAL                                    40               36                  40                 40
============================================================================================================

The table below details CarMax franchises:

==========================================================================================================================
                                                 Franchises Open At End of Quarter       Estimate
                                               -------------------------------------
                                                 Aug. 31, 2000       Aug. 31, 1999     Feb. 28, 2001      Feb. 29, 2000
--------------------------------------------------------------------------------------------------------------------------
 Integrated/Co-Located New-Car Franchises             17                17                    17               15
--------------------------------------------------------------------------------------------------------------------------
 Stand-Alone New-Car Franchises                        5                 4                     5                5
--------------------------------------------------------------------------------------------------------------------------
TOTAL                                                 22                21                    22               20
==========================================================================================================================

                                 Page 33 of 37

For the CarMax Group, gross dollar sales from all extended warranty programs were 3.9 percent of sales in the second quarter of fiscal 2001, compared with
3.7 percent in the same period last year. Third-party warranty revenue increased to 1.7 percent of sales in this year's second quarter from 1.6 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.7 percent of sales in this year's second quarter versus 1.6 percent in last year's second quarter.

The percentage of vehicle sales represented by each category for the quarters and the six-month periods is as follows:

       =========================================================================
                                   Three Months Ended         Six Months Ended
                                        August 31                 August 31
                                  -------------------        -------------------
                                   2000        1999          2000        1999
       -------------------------------------------------------------------------
       Vehicle Dollars:
       -------------------------------------------------------------------------
             Used Vehicles          79%         78%           80%         80%
       -------------------------------------------------------------------------
             New Vehicles           21%         22%           20%         20%
       -------------------------------------------------------------------------
       Vehicle Units:
       -------------------------------------------------------------------------
             Used Vehicles          86%         85%           86%         87%
       -------------------------------------------------------------------------
             New Vehicles           14%         15%           14%         13%
       =========================================================================


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

Cost of Sales
-------------

The CarMax Group's gross profit margin increased to 13.4 percent of sales in the second quarter of fiscal 2001 from 11.9 percent for the same period last year. For the six months ended August 31, 2000, the gross profit margin increased to
13.5 percent from 12.3 percent for the same period last year. Increased sales from the used-car business and continued improvements in inventory management produced the margin increase.

Selling, General and Administrative Expenses
--------------------------------------------

The CarMax Group's selling, general and administrative expense ratio was 9.1 percent of sales in the second quarter of fiscal 2001, compared with 10.4 percent of sales for the same period last year. For the six-month period ended August 31, 2000, the expense ratio was 9.3 percent of sales compared with 10.9 percent in the same period last year. Leverage from the sales growth, more efficient advertising expenditures and the continued success of the hub-and-satellite operating strategy led to the better expense ratio.

Interest Expense
----------------

Interest expense was 0.4 percent of sales in the second quarter of fiscal 2001, compared with 0.5 percent of sales for the same period last year. For the six-month period ended August 31, 2000, interest expense increased to 0.5 percent from 0.4 percent for the same period last year. The change reflects CarMax's allocation of pooled debt.

Net Earnings
------------

For the second quarter, the CarMax Group reported net earnings of $16.3 million this year versus $3.2 million for the same period last year. For the second quarter, the net earnings attributed to the CarMax Group Common Stock were $4.1 million this year, compared with $775,000 for the same period last year. The net earnings per share attributed to the CarMax Group Common Stock rose 400 percent to 15 cents per share in this year's second quarter from 3 cents per share in last year's second quarter.

The net earnings for the six-month period ended August 31, 2000, were $30.2 million compared with $6.0 million for the same period last year. For the six-month period ended August 31, 2000, the net earnings attributed to the CarMax Group Common Stock were $7.7 million compared with $1.4 million for the same period last year. The net earnings per share attributed to the CarMax Group Common Stock increased 367 percent to 28 cents per share this year from 6 cents per share in the first six months of last year.

Liquidity and Capital Resources
-------------------------------

Total assets at August 31, 2000, were $643.8 million. Net accounts receivable decreased by $18.5 million due to a change in the timing of securitizations as a result of adding a second conduit.

In June 2000, a term loan totaling $130 million was classified as a current liability because it becomes due in June 2001. While the Company has the ability to refinance this loan, it intends to repay the debt using existing working capital. Payment of corporate debt will not necessarily result in a reduction of CarMax Group allocated debt.

The Company has an asset securitization program operated through a special purpose subsidiary on behalf of the CarMax Group. During the quarter, the Company added a second automobile loan securitization conduit increasing capacity to $700 million as of August 31, 2000. The Company, on behalf of the CarMax Group, also has a public program with a capacity of $434 million as of August 31, 2000. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the CarMax Group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At August 31, 2000, the Company also maintained $401 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

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

                                     ITEM 3.

                    CARMAX GROUP QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company centrally manages the installment loan portfolio of the CarMax Group's finance operation. Portions of this portfolio are securitized and, therefore, are not presented on the Group's balance sheet. Interest rate exposure relating to these receivables represents a market risk exposure that the Company has managed with matched funding and interest rate swaps.

Total principal outstanding for fixed-rate automobile loans at August 31 and February 29, 2000, was as follows:

(Amounts in millions)                August 31        February 29
-----------------------------------------------------------------
Fixed APR.......................      $1,118             $932

Financing for these receivables is achieved through asset securitization programs which, in turn, issue both fixed- and floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at August 31 and February 29, 2000, were as follows:

(Amounts in millions)                            August 31        February 29
-----------------------------------------------------------------------------

Fixed-rate securitizations..................    $    434            $   559
Floating-rate securitizations
   synthetically altered to fixed...........         649                327
Floating-rate securitizations...............          11                  1
Held by the Company:
   For investment*..........................          19                 22
   For sale.................................           5                 23
                                                ---------------------------
Total                                         $    1,118           $    932
                                               ============================
* Held by a bankruptcy remote special purpose company

Because of the programs in place to manage interest rate exposure relating to its installment loan portfolio, the Company expects to experience relatively little impact as interest rates fluctuate.


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

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

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits


                      (10) The Company's Non-Employee Director's Deferred Compensation Plan, as filed herewith.

                      (27)   Financial Data Schedule

              (b)     Reports on Form 8-K

                      The Company filed a Current Report on Form 8-K, dated July 26, 2000, in which it reported, under Item 5, its plan to remodel all superstores nationwide and to exit the major appliance category.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CIRCUIT CITY STORES, INC.





                                By:   s/W. Alan McCollough
                                      --------------------
                                      W. Alan McCollough
                                      President and
                                      Chief Executive Officer


                                By:   s/Michael T. Chalifoux
                                      ----------------------
                                      Michael T. Chalifoux
                                      Executive Vice President,
                                      Chief Financial Officer and
                                      Corporate Secretary


                                By:   s/Philip J. Dunn
                                      ----------------
                                      Philip J. Dunn
                                      Senior Vice President, Treasurer,
                                      Corporate Controller and
                                      Chief Accounting Officer

October 16, 2000