Form 10-Q
period 2000-11-30
CIRCUIT CITY STORES INC
filed 2001-01-12
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 2000

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

          Yes    X                                 No
              -------                                 ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



                                     Class                                          Outstanding at December 31, 2000
-----------------------------------------------------------------------------       --------------------------------
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                   205,756,655
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                          25,646,766


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 38.


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                 Page
                                                                                                  No.
PART I.        FINANCIAL INFORMATION

      Item 1.  Financial Statements:
               ---------------------

               Consolidated Financial Statements:

                  Consolidated Balance Sheets -
                  November 30, 2000, and February 29, 2000                                         4

                  Consolidated Statements of Operations-
                  Three Months and Nine Months Ended November 30, 2000, and 1999                   5

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended November 30, 2000, and 1999                                    6

                  Notes to Consolidated Financial Statements                                       7

               Circuit City Group Financial Statements:

                  Circuit City Group Balance Sheets -
                  November 30, 2000, and February 29, 2000                                        18

                  Circuit City Group Statements of Operations-
                  Three Months and Nine Months Ended November 30, 2000, and 1999                  19

                  Circuit City Group Statements of Cash Flows -
                  Nine Months Ended November 30, 2000, and 1999                                   20

                  Notes to Circuit City Group Financial Statements                                21

               CarMax Group Financial Statements:

                  CarMax Group Balance Sheets -
                  November 30, 2000, and February 29, 2000                                        30

                  CarMax Group Statements of Operations -
                  Three Months and Nine Months Ended November 30, 2000, and 1999                  31

                  CarMax Group Statements of Cash Flows -
                  Nine Months Ended November 30, 2000, and 1999                                   32

                  Notes to CarMax Group Financial Statements                                      33

      Item 2.  Management's Discussion and Analysis:
               -------------------------------------

                  Circuit City Stores, Inc. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                12

                  Circuit City Group Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                24

                  CarMax Group Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                35


                                  Page 2 of 39

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk:
               ----------------------------------------------------------

                  Circuit City Stores, Inc. Quantitative and Qualitative Disclosures
                  About Market Risk                                                               17

                  Circuit City Group Quantitative and Qualitative Disclosures
                  About Market Risk                                                               29

                  CarMax Group Quantitative and Qualitative Disclosures
                  About Market Risk                                                               37


PART II.          OTHER INFORMATION


      Item 6.     Exhibits and Reports on Form 8-K                                                38


                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                   Nov. 30, 2000         Feb. 29, 2000
                                                                    (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                         $      121,868        $     643,933
Net accounts receivable                                                  564,832              593,276
Inventory                                                              2,653,440            1,689,209
Prepaid expenses and other current assets                                102,493               16,197
                                                                  --------------        -------------

Total current assets                                                   3,442,633            2,942,615

Property and equipment, net                                            1,021,973              965,181
Other assets                                                              44,510               47,552
                                                                  --------------        -------------

TOTAL ASSETS                                                      $    4,509,116        $   3,955,348
                                                                  ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                            $      132,354        $     177,344
Accounts payable                                                       1,504,541              960,131
Short-term debt                                                          151,386                3,005
Accrued expenses and other current liabilities                           157,333              204,561
Deferred income taxes                                                     65,468               61,118
                                                                  --------------        -------------

Total current liabilities                                              2,011,082            1,406,159

Long-term debt, excluding current installments                           118,105              249,241
Deferred revenue and other liabilities                                   106,336              130,020
Deferred income taxes                                                     23,586               27,754
                                                                  --------------        -------------

TOTAL LIABILITIES                                                      2,259,109            1,813,174
                                                                  --------------        -------------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
     350,000,000 shares authorized; 205,638,000 shares
     issued and outstanding as of November 30, 2000                      102,819              101,934
CarMax Group common stock, $0.50 par value;
     175,000,000 shares authorized; 25,646,000 shares
     issued and outstanding as of November 30, 2000                       12,823               12,807
Capital in excess of par value                                           636,618              576,574
Retained earnings                                                      1,497,747            1,450,859
                                                                  --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                             2,250,007            2,142,174
                                                                  --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    4,509,116        $   3,955,348
                                                                  ==============        =============

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    November 30,                         November 30,
                                                              2000               1999              2000               1999
                                                         --------------     --------------      ------------     --------------
Net sales and operating revenues                         $    2,887,269     $    2,984,607     $   9,141,901     $    8,633,983
Cost of sales, buying and warehousing                         2,305,141          2,313,697         7,174,720          6,692,063
Appliance exit costs                                                  -                  -            28,326                  -
                                                         --------------     --------------     -------------     --------------
Gross profit                                                    582,128            670,910         1,938,855          1,941,920
                                                         --------------     --------------     -------------     --------------

Selling, general and administrative expenses                    677,853            581,216         1,829,357          1,653,710
Appliance exit costs                                                  -                  -             1,670                  -
Interest expense                                                  5,061              6,504            14,865             17,098
                                                         --------------     --------------     -------------     --------------
Total expenses                                                  682,914            587,720         1,845,892          1,670,808
                                                         --------------     --------------     -------------     --------------

(Loss) earnings from continuing operations
    before income taxes                                        (100,786)            83,190            92,963            271,112
Income tax (benefit) provision                                  (38,299)            31,612            35,325            103,023
                                                         --------------     --------------     -------------     --------------
(Loss) earnings from continuing operations                      (62,487)            51,578            57,638            168,089
                                                         --------------     --------------     -------------     --------------
Discontinued operations:
    Loss from discontinued operations of
       Divx, less income tax benefit                                  -                  -                 -            (16,215)
    Loss on disposal of Divx, less
       income tax benefit                                             -                  -                 -           (114,025)
                                                         --------------     --------------     -------------     --------------
Loss from discontinued operations                                     -                  -                 -           (130,240)
                                                         --------------     --------------     -------------     --------------
Net (loss) earnings                                      $      (62,487)    $       51,578     $      57,638     $       37,849
                                                         ==============     ==============     =============     ==============
Net (loss) earnings attributed to:
    Circuit City Group common stock:
       Continuing operations                             $      (64,407)    $       52,335     $      48,057     $      167,425
       Discontinued operations                                        -                 -                  -           (130,240)
    CarMax Group common stock                                     1,920               (757)            9,581                664
                                                         --------------     --------------     -------------     --------------
                                                         $      (62,487)    $       51,578     $      57,638     $       37,849
                                                         ==============     ==============     =============     ==============
Weighted average common shares:
    Circuit City Group basic                                    204,079            201,610           203,569            201,128
                                                         ==============     ==============     =============     ==============
    Circuit City Group diluted                                  204,079            204,525           205,651            204,180
                                                         ==============     ==============     =============     ==============

    CarMax Group basic                                           25,570             23,836            25,546             23,502
                                                         ==============     ==============     =============     ==============
    CarMax Group diluted                                         27,020             23,836            26,965             25,658
                                                         ==============     ==============     =============     ==============

Net (loss) earnings per share:

    Circuit City Group basic:
        Continuing operations                            $        (0.32)     $        0.26      $       0.24     $         0.83
                                                         ==============      =============      ============     ==============
        Discontinued operations                          $            -      $           -      $          -     $        (0.65)
                                                         ==============      =============      ============     ==============
        Net (loss) earnings                              $        (0.32)     $        0.26      $       0.24     $         0.18
                                                         ==============      =============      ============     ==============

    Circuit City Group diluted:
        Continuing operations                            $        (0.32)    $         0.26     $        0.23     $         0.82
                                                         ==============     ==============     =============     ==============
        Discontinued operations                          $            -     $            -     $           -     $        (0.64)
                                                         ==============     ==============     =============     ==============
        Net (loss) earnings                              $        (0.32)    $         0.26     $        0.23     $         0.18
                                                         ==============     ==============     =============     ==============

    CarMax Group basic                                   $         0.08     $        (0.03)    $        0.38     $         0.03
                                                         ==============     ==============     =============     ==============
    CarMax Group diluted                                 $         0.07     $        (0.03)    $        0.36     $         0.03
                                                         ==============     ==============     =============     ==============

Dividends paid per common share:
    Circuit City Group common stock                      $       0.0175     $       0.0175     $      0.0525     $       0.0525
                                                         ==============     ==============     =============     ==============
    CarMax Group common stock                            $            -     $            -     $           -     $            -
                                                         ==============     ==============     =============     ==============

See accompanying notes to consolidated financial statements.

                                  Page 5 of 39

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)


                                                                                            Nine Months Ended
                                                                                              November 30,
                                                                                       2000                  1999
                                                                                  --------------        -------------
Operating Activities:
Net earnings                                                                      $       57,638        $      37,849
Adjustments to reconcile net earnings to net cash
    used in operating activities of continuing operations:
    Loss from discontinued operations                                                          -               16,215
    Loss on disposal of discontinued operations                                                -              114,025
    Depreciation and amortization                                                        105,648              106,594
    Gain on sales of property and equipment                                               (2,630)                (238)
    Provision for deferred income taxes                                                      182               33,734
    Changes in operating assets and liabilities, net of effects from business acquisitions:
       Decrease in deferred revenue and other liabilities                                 (3,684)             (25,119)
       Decrease (increase) in net accounts receivable                                     28,464              (74,316)
       Increase in inventory                                                            (963,431)            (881,178)
       (Increase) decrease in prepaid expenses and other current assets                  (86,293)              13,095
       Decrease in other assets                                                            1,286                5,481
       Increase in accounts payable, accrued expenses and
          other current liabilities                                                      529,290              427,229
                                                                                  --------------        -------------
Net cash used in operating activities of continuing operations                          (333,530)            (226,629)
                                                                                  --------------        -------------

Investing Activities:
Cash used in business acquisitions                                                        (1,325)             (34,849)
Purchases of property and equipment                                                     (244,027)            (184,219)
Proceeds from sales of property and equipment                                             86,327               61,116
                                                                                  --------------        -------------
Net cash used in investing activities of continuing operations                          (159,025)            (157,952)
                                                                                  --------------        -------------

Financing Activities:
Proceeds from issuances of short-term debt, net                                          148,381              280,376
Principal payments on long-term debt                                                    (176,126)              (1,198)
Issuances of Circuit City Group common stock, net                                         32,497               11,724
Issuances of CarMax Group common stock, net                                                  129                1,814
Dividends paid on Circuit City Group common stock                                        (10,750)             (10,646)
                                                                                  --------------        -------------
Net cash (used in) provided by financing activities of
    continuing operations                                                                 (5,869)             282,070
                                                                                  --------------        -------------

Cash used in discontinued operations                                                     (23,641)             (87,524)
                                                                                  --------------        -------------

Decrease in cash and cash equivalents                                                   (522,065)            (190,035)
Cash and cash equivalents at beginning of year                                           643,933              265,880
                                                                                  --------------        -------------
Cash and cash equivalents at end of period                                        $      121,868        $      75,845
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

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The common stock of Circuit City Stores, Inc. consists of two series, which are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Circuit City Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which has been discontinued (see Note 8). The CarMax Group Common Stock is intended to track the performance of the CarMax Group's operations. The Circuit City Group held a 74.6 percent interest in the CarMax Group at November 30, 2000, a 74.7 percent interest at February 29, 2000, and a 75.8 percent interest at November 30, 1999.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing each Group's financial statements, holders of Circuit City Group Common Stock and holders of CarMax Group Common Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and in the Company's SEC filings, including its annual report on Form 10-K and its registration statement on Form 8-A.

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

                                  Page 7 of 39

3.   (Loss) Earnings per Share
     -------------------------

     Reconciliations  of the  numerator  and  denominator  of basic and  diluted
     (loss) earnings per share are presented below:

                                                                         Three Months Ended                 Nine Months Ended
     (Amounts in thousands                                                  November 30,                      November 30,
     except per share data)                                            2000            1999              2000            1999
     --------------------------------------------------------------------------------------------------------------------------
     Circuit City Group:
     Weighted average common shares.............................      204,079         201,610           203,569         201,128
     Dilutive potential common shares:
        Options.................................................            -           2,092             1,167           2,216
        Restricted stock........................................            -             823               915             836
                                                                  ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares........................      204,079         204,525           205,651         204,180
                                                                  ===========================       ===========================

     (Loss) earnings from continuing operations
        available to common shareholders........................  $   (64,407)    $    52,335       $    48,057     $   167,425
     Basic (loss) earnings per share from continuing
         operations.............................................  $     (0.32)    $      0.26        $     0.24     $      0.83
     Diluted (loss) earnings per share from continuing
        operations..............................................  $     (0.32)    $      0.26        $     0.23     $      0.82

     CarMax Group:
     Weighted average common shares.............................       25,570          23,836            25,546          23,502
     Dilutive potential common shares:
        Options.................................................        1,386               -             1,314           1,981
        Restricted stock........................................           64               -               105             175
                                                                  ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares........................       27,020          23,836            26,965          25,658
                                                                  ===========================       ===========================

     Net earnings (loss) available to
        common shareholders.....................................  $     1,920     $      (757)      $     9,581     $       664
     Basic net earnings (loss) per share........................  $      0.08     $     (0.03)      $      0.38     $      0.03
     Diluted net earnings (loss) per share......................  $      0.07     $     (0.03)      $      0.36     $      0.03

     For the three-month period ended November 30, 2000, options to purchase 9,922,445 shares of Circuit City Group Common Stock at prices ranging from $9.09 to $47.53 per share were outstanding and not included in the calculation of diluted loss per share because they would have had an antidilutive effect as a result of a loss from continuing operations. For the three-month period ended November 30, 1999, options to purchase 2,000 shares of Circuit City Group Common Stock at $43.03 per share were outstanding and not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

     For the three-month period ended November 30, 2000, options to purchase 1,365,025 shares of CarMax Group Common Stock at prices ranging from $6.06 to $16.31 per share were outstanding and not included in the calculation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month period ended November 30, 1999, options to purchase 4,824,235 shares of CarMax Group Common Stock at prices ranging from $0.22 to $16.31 per share were outstanding and not included in the calculation of diluted net loss per share because they would have had an antidilutive effect as a result of a net loss.

                                  Page 8 of 39

4.   Gain or Loss on Securitizations
     -------------------------------

     For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of the Company's finance operations. For the three-month period ended November 30, 2000, the change in the Circuit City Group's retained interests of credit card securitizations consisted of originated interests of $11.2 million, less amortization of $11.2 million. For the same period last fiscal year, the change in the retained interests consisted of originated interests of $9.7 million, less amortization of $9.8 million. For the nine-month period ended November 30, 2000, the change in the retained interests consisted of originated interests of $34.3 million, less amortization of $36.5 million. For the same period last fiscal year, the change in retained interests consisted of originated interests of $27.5 million, less amortization of $29.5 million.

     For the three-month period ended November 30, 2000, the change in retained interests of automobile loan securitizations for the CarMax Group consisted of originated interests of $6.9 million, less amortization of $4.6 million. For the same period last fiscal year, the change in the retained interests consisted of originated interests of $0.6 million, less amortization of $3.3 million. For the nine-month period ended November 30, 2000, the change in retained interests consisted of originated interests of $19.9 million, less amortization of $11.9 million. For the same period last fiscal year, the change consisted of originated interests of $9.4 million, less amortization of $9.3 million.

5.   Interest Rate Swaps
     -------------------

     On behalf of the CarMax Group, during the quarter the Company entered into two 40-month amortizing swaps with a total notional amount of approximately $171 million related to automobile loan receivable securitizations. The total notional amount of the CarMax swaps was $773 million at November 30, 2000, and $327 million at February 29, 2000. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

6.   Appliance Exit Costs
     --------------------

     On July 25, 2000, the Company announced plans to exit the major appliance category in all Circuit City stores. This decision reflects significant sales weakness and increased competition in the major appliance category and management's sales and earnings expectations for its new store design. To exit the appliance business, the Company will close six distribution centers by December 31, 2000, and expects to close two more by July 31, 2001. The Company also expects to close seven service operations by the end of the fiscal year, and one more by June 30, 2001. The majority of these properties are leased. The Company is in the process of marketing these properties to be subleased. Circuit City will maintain control over its in-home major appliance repair business, although repairs will be subcontracted to an unrelated third party. In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30 million. The majority of these expenses are included in cost of sales, buying and warehousing on the statements of operations.

     Of the total exit costs, $4.4 million relates to employee termination benefits. As of November 30, 2000, approximately 350 employees had been terminated and approximately 650 additional employees will be terminated as locations close or consolidate. These reductions will take place mainly in the service, distribution and merchandising functions. Because severance is being paid to employees on a bi-weekly schedule subsequent to their termination, cash payments lag job eliminations. The exit costs also include $17.8 million for lease termination costs and $5.0 million, net of salvage value, for the write-down of fixed assets.

                                                                                             Expenses             Liability at
                                                   Original           Adjustments         Paid or Assets           November 30,
     (Amounts in millions)                         Estimate           to Estimate           Written Off               2000
     -----------------------------------------------------------------------------------------------------------------------------
     Lease Termination Costs...................     $  17.8              $   -                  $ 0.1               $ 17.7
     Fixed Asset Write-Downs...................         5.0                  -                    5.0                    -
     Employee Termination Benefits.............         4.4                  -                    0.4                  4.0
     Other.....................................         2.8                  -                    2.8                    -
                                                  --------------------------------------------------------------------------------
     Appliance Exit Costs......................     $  30.0              $   -                  $ 8.3               $ 21.7
                                                  ================================================================================


                                  Page 9 of 39

7.   Operating Segment Information
     -----------------------------

     The Company conducts business in two operating segments: Circuit City and CarMax. These segments are identified and managed by the Company based on the different products and services offered by each. Circuit City refers to the retail operations bearing the Circuit City name and to all related operations, such as the Circuit City Group's finance operation. This segment is engaged in the business of selling brand-name consumer electronics, personal computers and entertainment software. CarMax refers to the used- and new-car retail locations bearing the CarMax name and to all related operations such as the CarMax Group's finance operation. Financial information for these segments for the three- and nine-month periods ended November 30, 2000, and 1999, is presented below.


     Earnings from continuing operations and total assets for Circuit City presented below exclude the Inter-Group Interest in the CarMax Group and the discontinued Divx operations discussed in Note 8.


     Three Months Ended November 30, 2000
                                                                                                            Total Operating
     (Amounts in thousands)                                         Circuit City             CarMax              Segments
     --------------------------------------------------------------------------------------------------------------------------
     Revenues from external customers..........................       $2,325,576            $561,693               $2,887,269
     Interest expense..........................................            2,397               2,664                    5,061
     Depreciation and amortization............................            33,787               4,904                   38,691
     (Loss) earnings from continuing operations
         before income taxes...................................         (112,992)             12,206                 (100,786)
     Income tax (benefit) provision............................          (42,937)              4,638                  (38,299)
     (Loss) earnings from continuing operations................          (70,055)              7,568                  (62,487)
     Total assets..............................................       $3,839,627            $668,993               $4,508,620

     Three Months Ended November 30, 1999
                                                                                                               Total Operating
     (Amounts in thousands)                                         Circuit City             CarMax                Segments
     --------------------------------------------------------------------------------------------------------------------------
     Revenues from external customers..........................       $2,495,649            $488,958               $2,984,607
     Interest expense..........................................            3,696               2,808                    6,504
     Depreciation and amortization............................            34,530               4,358                   38,888
     Earnings (loss) from continuing operations
         before income taxes...................................           88,249              (5,059)                  83,190
     Income tax provision (benefit)............................           33,535              (1,923)                  31,612
     Earnings (loss) from continuing operations................           54,714              (3,136)                  51,578
     Total assets..............................................       $3,562,213            $684,304               $4,246,517

     Nine Months Ended November 30, 2000
                                                                                                               Total Operating
     (Amounts in thousands)                                         Circuit City             CarMax                Segments
     --------------------------------------------------------------------------------------------------------------------------
     Revenues from external customers..........................       $7,280,906          $1,860,995               $9,141,901
     Interest expense..........................................            5,715               9,150                   14,865
     Depreciation and amortization............................            91,598              14,050                  105,648
     Earnings from continuing operations
         before income taxes...................................           32,024              60,939                   92,963
     Provision for income taxes................................           12,169              23,156                   35,325
     Earnings from continuing operations.......................           19,855              37,783                   57,638
     Total assets..............................................       $3,839,627          $  668,993               $4,508,620


     Nine Months Ended November 30, 1999
                                                                                                               Total Operating
     (Amounts in thousands)                                       Circuit City             CarMax                  Segments
     --------------------------------------------------------------------------------------------------------------------------
     Revenues from external customers..........................       $7,123,235          $1,510,748               $8,633,983
     Interest expense..........................................            9,960               7,138                   17,098
     Depreciation and amortization............................            95,429              11,165                  106,594
     Earnings from continuing operations
         before income taxes...................................          266,547               4,565                  271,112
     Provision for income taxes................................          101,288               1,735                  103,023
     Earnings from continuing operations.......................          165,259               2,830                  168,089
     Total assets..............................................       $3,562,213       $     684,304               $4,246,517


8.   Discontinued Operations
     -----------------------

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but that existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after taxes, on the consolidated statements of operations. Discontinued operations also have been segregated on the consolidated statements of cash flows. However, Divx is not segregated on the consolidated balance sheets.

     The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments. For the quarters ended November 30, 2000, and 1999, and nine-month period ended November 30, 2000, the discontinued Divx operations had no impact on the earnings of Circuit City Stores, Inc. For the nine months ended November 30, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in that same period.

     The net liabilities of the discontinued Divx operations, reflected in the accompanying consolidated balance sheets as of November 30, 2000, and February 29, 2000, are comprised of the following:

     (Amounts in thousands)                                         Nov. 30, 2000       Feb. 29, 2000
     --------------------------------------------------------------------------------------------------
     Current assets............................................ $             154       $         612
     Property and equipment, net...............................                 -                 513
     Other assets..............................................               342                   -
     Current liabilities.......................................           (28,861)            (32,650)
     Noncurrent liabilities....................................           (15,291)            (35,291)
                                                                -------------------------------------
     Net liabilities of discontinued operations................ $         (43,656)      $     (66,816)
                                                                =====================================


9.   Reclassifications
     -----------------

     Certain amounts in prior years have been reclassified to conform to classifications adopted in fiscal year 2001.

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

For the quarter ended November 30, 2000, Circuit City Stores, Inc. total sales declined 3 percent to $2.89 billion from $2.98 billion in the same period last year. For the nine months ended November 30, 2000, total sales rose 6 percent to $9.14 billion from $8.63 billion in the first nine months of last year. Sales for the Circuit City business declined 7 percent for the quarter because of an overall softening of sales in virtually all product categories, including those not affected by the partial or full remodeling of virtually all stores, promotional pricing over the Thanksgiving holiday weekend and continued declines in average retail prices for traditional analog products. Although sales for the Circuit City business were soft for the quarter, sales of better-featured products, new technologies and the new and expanded categories that were added to stores during the quarter grew rapidly. CarMax continued its strong sales trend in the third quarter, with a 15 percent increase over the prior year. Management believes the strong CarMax sales reflect improved execution in the stores, increased consumer traffic generated by an enhanced Web site, strong used-car sales and effective inventory management during this year's fall model-year changeover.

Comparable store sales changes for the third quarter and first nine months of fiscal years 2001 and 2000 were as follows:


   =========================== ================================= ================================
                                         3rd Quarter                       Nine Months
                               --------------------------------- --------------------------------
                                    FY 01            FY 00           FY 01            FY 00
   --------------------------- ---------------- ---------------- --------------- ----------------
   Circuit City Group               (10%)             5%              (1%)             8%
   --------------------------- ---------------- ---------------- --------------- ----------------
   CarMax Group                      11%              3%              15%             (2%)
   =========================== ================ ================ =============== ================


The comparable store sales performance shown above for the Circuit City Group includes all merchandise sales categories in all comparable stores. Excluding stores in central and south Florida, where full remodels were completed late in the third quarter, comparable store sales declined 9 percent for the quarter and remained unchanged for the nine-month period ended November 30, 2000. Comparable store sales in the major appliance category declined 84 percent for the third quarter of this year and 36 percent for the nine-month period ended November 30, 2000. Excluding the appliance category, from which the company completed its exit in the third quarter, comparable store sales rose 3 percent for the quarter and 6 percent for the nine months ended November 30, 2000.

During the first quarter of fiscal 2001, Circuit City removed the major appliance category from stores primarily in central and south Florida in advance of a full remodel of those stores to focus solely on the consumer electronics and home office categories. Circuit City completed full remodels of these 26 stores the weekend prior to Thanksgiving and has now grand-opened 18 new stores that follow the new consumer electronics and home office-only design. This design includes a more contemporary look, expanded merchandise selections and more flexible ways for the consumer to shop.

In late July 2000, the Company announced a plan to strategically reposition itself exclusively as a retailer of consumer electronics and home office products. The Company discontinued the sale of major appliances in all stores and undertook partial remodels to expand the selection of computer software, peripherals and accessories; video game hardware and software; movie titles; and digital cameras, and to add 35mm cameras and accessories. During the third quarter, Circuit City completed the exit from the appliance category and the partial remodel of 547 stores.

Management believes that it has achieved key consumer objectives in the store design introduced in the new and fully remodeled stores and expects to continue to follow this design for all new Circuit City store construction in the coming fiscal year. Circuit City expects to open 15 to 20 new stores and to relocate 10 to 15 stores in the upcoming fiscal year. However, the success of the new categories in the partial remodels suggests that the Company can strengthen Circuit City's brand identity and return on investment with a full remodel that is less costly and less disruptive than the full remodels completed this fiscal year. Therefore, in the coming fiscal year, Circuit City expects to test a remodel with an average cost of approximately $1.5 million per store. This remodel will achieve similar product adjacencies, product availability, lighting and signage benefits as in this year's full remodels, while eliminating costly changes that management believes have little short-term impact on sales volumes. Management expects completion time for these remodels to be approximately 60 days. Circuit City expects to remodel 20 to 25 stores to reflect this new design in the upcoming fiscal year.

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.1 percent of sales in the third quarter of fiscal 2001 compared with 5.5 percent of sales in the third quarter of fiscal 2000. Third-party warranty revenue decreased to 3.9 percent of sales in this year's third quarter from 4.3 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 4.0 percent of sales in this year's third quarter versus 4.5 percent in the third quarter of last fiscal year. The decline reflects the impact of lower average retail prices on consumer demand for the related warranties in many categories, increased sales of products on which the Company does not offer extended warranty programs and the shift in extended warranty sales from Circuit City extended warranties to third-party extended warranties over the past five years. The gross profit margins on products sold with extended warranties are higher than the gross profit margins on products sold without extended warranties.

CarMax has restarted its expansion plans and expects to open two superstores in late fiscal 2002. In addition, CarMax continues to seek prototype satellite stores for its existing multi-store markets.

For the CarMax Group, gross dollar sales from all extended warranty programs were 4.1 percent of sales in the third quarter of fiscal 2001 compared with 3.5 percent in the same period last year. Third-party warranty revenue increased to
1.8 percent of sales in this year's third quarter from 1.5 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.8 percent of sales in this year's third quarter versus 1.5 percent in last year's third quarter. The increase is a result of enhanced manufacturers' programs and improved warranty penetration.

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

Cost of Sales, Buying and Warehousing
-------------------------------------

For Circuit City Stores, Inc., the gross profit margin was 20.2 percent of sales in the third quarter of fiscal 2001 compared with 22.5 percent in the same period last year. For the nine months ended November 30, 2000, the gross profit margin was 21.2 percent compared with 22.5 percent for the same period last year.

For the Circuit City Group, the gross profit margin was 22.0 percent of sales in the third quarter compared with 24.8 percent in the same period last year. For the nine months ended November 30, 2000, the gross profit margin was 23.2 percent of sales compared with 24.8 percent for the same period last year. Excluding the appliance category, Circuit City's gross profit margin was 24.1 percent in this year's third quarter compared with 25.9 percent in the same period last year and 24.8 percent for the nine-month period ended November 30, 2000, compared with 25.4 percent for the same period last year. Thanksgiving weekend was highly promotional and sales of traditional products with lower year-over-year average retail prices remained high. As a result, the third quarter gross profit margin, excluding appliances, was significantly lower than anticipated.

In addition, appliance merchandise markdowns associated with the exit from the appliance business reduced the gross margin by $21.0 million in this year's third quarter and $28.0 million for the nine months ended November 30, 2000. The gross profit margin for the nine months ended November 30, 2000, was also reduced by $28.3 million of one-time appliance exit costs incurred in the second fiscal quarter. The one-time costs included lease terminations and related fixed asset write-downs, employee severance and other related costs. Excluding the impact of the appliance merchandise markdowns and the one-time appliance exit costs, the gross margin was 22.9 percent of sales in this year's third quarter and 24.0 percent for the nine months ended November 30, 2000.

For the CarMax Group, the gross profit margin increased to 12.8 percent of sales in the third quarter of fiscal 2001 from 10.8 percent for the same period last year. For the nine months ended November 30, 2000, the gross profit margin increased to 13.3 percent compared with 11.8 percent for the same period last year. By effectively managing its inventory through the fall model-year changeover, CarMax significantly reduced the gross profit margin erosion that occurred in prior years during this period. The improved gross profit margin is a result of that inventory management combined with an increase in sales of used cars, which carry higher profit margins than new cars.

Selling, General and Administrative Expenses
--------------------------------------------

The Company's selling, general and administrative expense ratio was 23.5 percent in the third quarter of fiscal 2001 compared with 19.5 percent for the same period last year. For the nine-month period ended November 30, 2000, the Company's selling, general, and administrative expense ratio was 20.0 percent compared with 19.2 percent for the same period last year.

For the Circuit City Group, the selling, general and administrative expense ratio for this year's third quarter was 26.7 percent of sales compared with 21.1 percent for the same period last year. This ratio includes $33.6 million in costs associated with fully remodeling the stores primarily in central and south Florida and $30.0 million in costs related to the partial remodels to exit the appliance business. Excluding these costs, this year's expense ratio would have been 24.0 percent. Excluding remodeling costs and the estimated sales disruption during the seven to 10 days of partial remodels, the third quarter expense ratio would have been 23.6 percent. The third quarter ratio, excluding the remodel costs and the sales disruption, reflects lower-than-anticipated sales through much of the quarter. The full remodel costs exceeded management's expectations and reflect changes made to the design during the remodeling process, the complexity of completing this first group of remodels and the desire to complete them prior to Thanksgiving.

For the nine-month period ended November 30, 2000, the Circuit City Group expense ratio was 22.7 percent compared with 20.9 percent for the same period last year. This ratio includes $41.9 million in remodeling costs for the Florida stores and $30.0 million in costs related to the partial remodels. Excluding these costs, this year's expense ratio would have been 21.7 percent. Excluding the remodeling costs and the sales disruption, the expense ratio was 21.6 percent for the nine-month period ended November 30, 2000.

The CarMax Group's selling, general and administrative expense ratio improved to
10.1 percent of sales in the third quarter of fiscal 2001 compared with 11.2 percent of sales for the same period last year. For the nine-month period ended November 30, 2000, the expense ratio was 9.5 percent of sales compared with 11.0 percent for the same period last year. Leverage from sales growth and more efficient advertising expenditures led to the better expense ratio.

(Loss) Earnings from Continuing Operations
------------------------------------------

The loss from continuing operations for Circuit City Stores, Inc. was $62.5 million in this year's third quarter compared with earnings of $51.6 million in the same period last year. Earnings from continuing operations were $57.6 million in the first nine months of this year compared with $168.1 million in the same period last year.

Excluding the Inter-Group Interest in the CarMax Group, the loss from continuing operations for the Circuit City Group was $70.1 million in this year's third quarter compared with earnings from continuing operations of $54.7 million last year. The loss per share from continuing operations was 34 cents this year compared with earnings per share from continuing operations of 27 cents last year. For the first nine months of this fiscal year, earnings from continuing operations for the Circuit City Group excluding the Inter-Group Interest in the CarMax Group were $19.9 million, or 10 cents per share, compared with $165.3 million, or 81 cents per share, in the same period last fiscal year.

Reconciliation of the Circuit City Group's (loss) earnings per share from continuing operations is presented below:

                                                         Three Months Ended                 Nine Months Ended
                                                           November 30,                        November 30,
                                                        2000            1999                2000          1999
                                                     ----------------------------------------------------------
Circuit City Store Business........................  $  (0.06)        $ 0.27             $  0.52         $ 0.81
Impact of Merchandise Markdowns*...................     (0.06)             -               (0.08)             -
Impact of Appliance Exit...........................         -              -               (0.09)             -
Impact of Florida Remodeling Costs**...............     (0.10)             -               (0.13)             -
Impact of Partial Remodeling Costs**...............     (0.09)             -               (0.09)             -
Impact of Sales Disruption.........................     (0.03)             -               (0.03)             -
Inter-Group Interest in CarMax.....................      0.02          (0.01)               0.13           0.01
                                                     ----------------------------------------------------------

Circuit City Group.................................  $  (0.32)        $ 0.26             $  0.23         $ 0.82
                                                     ==========================================================
* Reflected as a reduction in gross profit margins.
** Reflected as an increase in selling, general and administrative expenses.


The CarMax Group's net earnings were $7.6 million in this year's third quarter compared with a net loss of $3.1 million in the third quarter of last fiscal year. The net earnings attributed to the CarMax Group Common Stock were $1.9 million this year compared with a net loss of $757,000 in last year's third quarter. Net earnings per share of CarMax Group Common Stock were 7 cents in this year's third quarter compared with a net loss per share of 3 cents in the same period last year. Net earnings for the CarMax Group rose to $37.8 million in the first nine months of this fiscal year from $2.8 million in the same period last year. The net earnings attributed to the CarMax Group Common Stock increased to $9.6 million from $664,000 in the first nine months of last year. Net earnings per share of CarMax Group Common Stock rose to 36 cents from 3 cents in the first nine months of last year.

Discontinued Operations
-----------------------

On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after taxes, on the consolidated statements of operations for the periods presented. Discontinued operations also have been segregated on the consolidated statements of cash flows. However, Divx is not segregated on the consolidated balance sheets.

For the third quarter and nine-month period ended November 30, 2000, and the quarter ended November 30, 1999, the discontinued Divx operations had no impact on the earnings of Circuit City Stores, Inc. For the nine months ended November 30, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in that same period. The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments.

Net (Loss) Earnings
-------------------

The net loss for Circuit City Stores, Inc. was $62.5 million in this year's third quarter compared with net earnings of $51.6 million in the same period last year. Net earnings were $57.6 million in the first nine months of this year compared with $37.8 million in the same period last year.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for quarters for fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments and requires that an entity recognize those items as either assets or liabilities and measure them at fair value. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position, results of operations or cash flows.

Liquidity and Capital Resources
-------------------------------

At November 30, 2000, total assets were $4.51 billion. The inventory increase of $964.2 million from the end of fiscal 2000 reflects seasonal inventory increases, the building of inventory for category expansion associated with the partial remodels and the comparable store sales decline in the Circuit City business. Store construction, including the Circuit City store remodels, and the purchase of inventory contributed to a $544.4 million increase in accounts payable from the end of fiscal 2000. In June 2000, a term loan totaling $130 million was classified as a current liability because it becomes due in June 2001. Although the Company has the ability to refinance this loan, it intends to repay the debt using existing working capital.

The Circuit City Group's finance operation has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. During the quarter, a $300 million, five-year public securitization related to the private-label card matured and was paid off. The Company also entered into a $275 million, three-year public securitization related to its private-label card during the quarter. As of November 30, 2000, the master trust program had a total program capacity of $1.11 billion. The Circuit City Group's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of November 30, 2000, the bankcard master trust program had a total program capacity of $1.64 billion. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Company also has an asset securitization program, operated through a special purpose subsidiary on behalf of the CarMax Group. This program had a capacity of $850 million as of November 30, 2000. The Company, on behalf of the CarMax Group, also has a public program with a capacity of $378 million as of November 30, 2000. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

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

At November 30, 2000, the Company maintained $401 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

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

As of November 30, 2000, the private-label and bankcard portfolios of the Circuit City Group had not changed significantly since February 29, 2000. However, as a result of its growth, the CarMax Group's automobile installment loan portfolio had increased.

Total principal outstanding for fixed-rate automobile loans at November 30 and February 29, 2000, was as follows:

(Amounts in millions)                           November 30          February 29
--------------------------------------------------------------------------------
Fixed APR...................................     $ 1,179               $    932

Financing for these receivables is achieved through asset securitization programs which, in turn, issue both fixed- and floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at November 30 and February 29, 2000, were as follows:

(Amounts in millions)                           November 30          February 29
--------------------------------------------------------------------------------

Fixed-rate securitizations..................    $    378             $    559
Floating-rate securitizations
   synthetically altered to fixed...........         773                  327
Floating-rate securitizations...............           3                    1
Held by the Company:
   For investment*..........................          22                   22
   For sale.................................           3                   23
                                                --------------------------------
Total .....................................     $  1,179             $    932
                                               =================================
* Held by a bankruptcy remote special purpose company

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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                  Nov. 30, 2000        Feb. 29, 2000
                                                                   (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                        $      114,359        $     633,952
Net accounts receivable                                                 456,952              464,023
Merchandise inventory                                                 2,331,287            1,405,617
Prepaid expenses and other current assets                                99,680               13,353
                                                                 --------------        -------------

Total current assets                                                  3,002,278            2,516,945

Property and equipment, net                                             829,207              753,325
Inter-Group Interest in the CarMax Group                                286,580              257,535
Other assets                                                              8,638                9,583
                                                                 --------------        -------------

TOTAL ASSETS                                                     $    4,126,703        $   3,537,388
                                                                 ==============        =============

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                           $       78,797        $      85,735
Accounts payable                                                      1,424,552              884,172
Short-term debt                                                          90,474                1,453
Accrued expenses and other current liabilities                          136,229              184,705
Deferred income taxes                                                    53,228               53,971
                                                                 --------------        -------------

Total current liabilities                                             1,783,280            1,210,036

Long-term debt, excluding current installments                           75,369              127,984
Deferred revenue and other liabilities                                   99,402              122,771
Deferred income taxes                                                    16,067               21,877
                                                                 --------------        -------------

TOTAL LIABILITIES                                                     1,974,118            1,482,668

GROUP EQUITY                                                          2,152,585            2,054,720
                                                                 --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                               $    4,126,703        $   3,537,388
                                                                 ==============        =============

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Nine Months Ended
                                                                    November 30,                         November 30,
                                                              2000               1999               2000               1999
                                                         --------------     --------------     -------------     --------------
Net sales and operating revenues                         $    2,325,576     $    2,495,649     $   7,280,906     $    7,123,235
Cost of sales, buying and warehousing                         1,815,127          1,877,467         5,561,415          5,359,819
Appliance exit costs                                                  -                  -            28,326                  -
                                                         --------------     --------------     -------------     --------------
Gross profit                                                    510,449            618,182         1,691,165          1,763,416
                                                         --------------     --------------     -------------     --------------
Selling, general and administrative expenses                    621,044            526,237         1,651,756          1,486,909
Appliance exit costs                                                  -                  -             1,670                  -
Interest expense                                                  2,397              3,696             5,715              9,960
                                                         --------------     --------------     -------------     --------------
Total expenses                                                  623,441            529,933         1,659,141          1,496,869
                                                         --------------     --------------     -------------     --------------
(Loss) earnings from continuing operations
    before income taxes and Inter-Group
    Interest in the CarMax Group                               (112,992)            88,249            32,024            266,547
Income tax (benefit) provision                                  (42,937)            33,535            12,169            101,288
                                                         --------------     --------------     -------------     --------------

(Loss) earnings from continuing operations
    before Inter-Group Interest in the
    CarMax Group                                                (70,055)            54,714            19,855            165,259

Net earnings (loss) related to Inter-Group
    Interest in the CarMax Group                                  5,648             (2,379)           28,202              2,166
                                                         --------------     --------------     -------------     --------------

(Loss) earnings from continuing operations                      (64,407)            52,335            48,057            167,425
                                                         --------------     --------------     -------------     --------------

Discontinued operations:
    Loss from discontinued operations of
       Divx, less income tax benefit                                  -                  -                 -            (16,215)
    Loss on disposal of Divx, less income
       tax benefit                                                    -                  -                 -           (114,025)
                                                         --------------     --------------     -------------     --------------
Loss from discontinued operations                                     -                  -                 -           (130,240)
                                                         --------------     --------------     -------------     --------------

Net (loss) earnings                                      $      (64,407)    $       52,335     $      48,057     $       37,185
                                                         ==============     ==============     =============     ==============

Weighted average common shares:
    Basic:                                                      204,079            201,610           203,569            201,128
                                                         ==============     ==============     =============     ==============
    Diluted:                                                    204,079            204,525           205,651            204,180
                                                         ==============     ==============     =============     ==============

Net (loss) earnings per share:

    Basic:
       Continuing operations                             $        (0.32)    $         0.26     $        0.24     $        0.83
                                                         ==============     ==============     =============     =============
       Discontinued operations                           $            -     $            -     $           -     $       (0.65)
                                                         ==============     ==============     =============     =============
       Net (loss) earnings                               $        (0.32)    $         0.26     $        0.24     $        0.18
                                                         ==============     ==============     =============     =============

    Diluted:
       Continuing operations                             $        (0.32)    $         0.26     $        0.23     $        0.82
                                                         ==============     ==============     =============     =============
       Discontinued operations                           $            -     $            -     $           -     $       (0.64)
                                                         ==============     ==============     =============     =============
       Net (loss) earnings                               $        (0.32)    $         0.26     $        0.23     $        0.18
                                                         ==============     ==============     =============     =============

Dividends paid per common share                          $       0.0175     $       0.0175     $      0.0525     $      0.0525
                                                         ==============     ==============     =============     =============

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                         Nine Months Ended
                                                                                            November 30,
                                                                                     2000                  1999
                                                                                --------------        -------------
Operating Activities:
Net earnings                                                                    $       48,057        $      37,185
Adjustments to reconcile net earnings to net cash
    used in operating activities of continuing operations:
    Loss from discontinued operations                                                        -               16,215
    Loss on disposal of discontinued operations                                              -              114,025
    Net earnings related to Inter-Group Interest
       in the CarMax Group                                                             (28,202)              (2,166)
    Depreciation and amortization                                                       91,598               95,429
    Gain on sales of property and equipment                                             (2,935)                (157)
    Provision for deferred income taxes                                                 (6,553)              32,307
    Decrease in deferred revenue and other liabilities                                  (3,369)             (26,593)
    Decrease (increase) in net accounts receivable                                       7,091              (43,596)
    Increase in merchandise inventory                                                 (925,670)            (844,701)
    (Increase) decrease in prepaid expenses and other current assets                   (86,324)              15,552
    Decrease in other assets                                                             1,287                4,226
    Increase in accounts payable, accrued expenses
       and other current liabilities                                                   522,909              414,873
                                                                                --------------        -------------
Net cash used in operating activities of continuing operations                        (382,111)            (187,401)
                                                                                --------------        -------------


Investing Activities:
Purchases of property and equipment                                                   (235,875)            (144,227)
Proceeds from sales of property and equipment                                           70,819               52,758
                                                                                --------------        -------------
Net cash used in investing activities of continuing operations                        (165,056)             (91,469)
                                                                                --------------        -------------


Financing Activities:
Increase in allocated short-term debt, net                                              89,021              186,587
Decrease in allocated long-term debt, net                                              (59,553)                (614)
Equity issuances, net                                                                   32,497               11,724
Dividends paid                                                                         (10,750)             (10,646)
                                                                                --------------        -------------
Net cash provided by financing activities of continuing operations                      51,215              187,051
                                                                                --------------        -------------

Cash used in discontinued operations                                                   (23,641)             (87,524)
                                                                                --------------        -------------

Decrease in cash and cash equivalents                                                 (519,593)            (179,343)
Cash and cash equivalents at beginning of year                                         633,952              248,201
                                                                                --------------        -------------
Cash and cash equivalents at end of period                                      $      114,359        $      68,858
                                                                                ==============        =============

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements

1.   Basis of Presentation
     ---------------------

     The common stock of Circuit City Stores, Inc. consists of two series, which are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Circuit City Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which has been discontinued (see Note 6). The CarMax Group Common Stock is intended to track the performance of the CarMax Group's operations. The Circuit City Group held a 74.6 percent interest in the CarMax Group at November 30, 2000, a 74.7 percent interest at February 29, 2000, and a 75.8 percent interest at November 30, 1999.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing each Group's financial statements, holders of Circuit City Group Common Stock and holders of CarMax Group Common Stock are shareholders of the Company and are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution does not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and with the notes to the consolidated and Group financial statements included herein and in the Company's SEC filings, including its annual report on Form 10-K and its registration statement on Form 8-A.

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

3.   (Loss) Earnings per Share
     -------------------------

     Reconciliations  of the  numerator  and  denominator  of basic and  diluted
     (loss) earnings per share from continuing operations are presented below:

                                                                         Three Months Ended                 Nine Months Ended
     (Amounts in thousands                                                  November 30,                      November 30,
     except per share data)                                            2000            1999              2000            1999
     --------------------------------------------------------------------------------------------------------------------------

     Weighted average common shares.............................      204,079         201,610           203,569         201,128
     Dilutive potential common shares:
        Options.................................................            -           2,092             1,167           2,216
        Restricted stock........................................            -             823               915             836
                                                                  ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares........................      204,079         204,525           205,651         204,180
                                                                  ===========================       ===========================

     (Loss) earnings from continuing operations
        available to common shareholders........................  $   (64,407)    $    52,335       $    48,057     $   167,425
     Basic (loss) earnings per share from continuing
        operations..............................................  $     (0.32)    $      0.26       $      0.24     $      0.83
     Diluted (loss) earnings per share from continuing
        operations..............................................  $     (0.32)    $      0.26       $      0.23     $      0.82

     For the three-month period ended November 30, 2000, options to purchase 9,922,445 shares of Circuit City Group Common Stock at prices ranging from $9.09 to $47.53 per share were outstanding and not included in the calculation of diluted loss per share because they would have had an antidilutive effect as a result of a loss from continuing operations. For the three-month period ended November 30, 1999, options to purchase 2,000 shares of Circuit City Group Common Stock at $43.03 per share were outstanding and not included in the calculation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

4.   Gain or Loss on Securitizations
     -------------------------------

     For transfers of receivables that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. For the three-month period ended November 30, 2000, the change in the Circuit City Group's retained interests of credit card securitizations consisted of originated interests of $11.2 million, less amortization of $11.2 million. For the same period last fiscal year, the change in the retained interests consisted of originated interests of $9.7 million, less amortization of $9.8 million. For the nine-month period ended November 30, 2000, the change in the retained interests consisted of originated interests of $34.3 million, less amortization of $36.5 million. For the same period last fiscal year, the change in retained interests consisted of originated interests of $27.5 million, less amortization of $29.5 million.

5.   Appliance Exit Costs
     --------------------

     On July 25, 2000, the Company announced plans to exit the major appliance category in all Circuit City stores. This decision reflects significant sales weakness and increased competition in the major appliance category and management's sales and earnings expectations for its new store design. To exit the appliance business, the Company will close six distribution centers by December 31, 2000, and expects to close two more by July 31, 2001. The Company also expects to close seven service operations by the end of the fiscal year and one more by June 30, 2001. The majority of these properties are leased. The Company is in the process of marketing these properties to be subleased. Circuit City will maintain control over its in-home major appliance repair business, although repairs will be subcontracted to an unrelated third party.

     In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30 million. The majority of these expenses are included in cost of sales, buying and warehousing on the statements of operations.

     Of the total exit costs, $4.4 million relates to employee termination benefits. As of November 30, 2000, approximately 350 employees had been terminated and approximately 650 additional employees will be terminated as locations close or consolidate. These reductions will take place mainly in the service, distribution and merchandising functions. Because severance is being paid to employees on a bi-weekly schedule subsequent to their termination, cash payments lag job eliminations. The exit costs also include $17.8 million for lease termination costs and $5.0 million, net of salvage value, for the write-down of fixed assets.

                                                                                               Expenses            Liability at
                                                   Original            Adjustments          Paid or Assets          November 30,
     (Amounts in millions)                         Estimate            to Estimate            Written Off              2000
     -------------------------------------------------------------------------------------------------------------------------------
     Lease Termination Costs...................     $  17.8               $    -                $  0.1              $  17.7
     Fixed Asset Write-Downs...................         5.0                    -                   5.0                    -
     Employee Termination Benefits.............         4.4                    -                   0.4                  4.0
     Other.....................................         2.8                    -                   2.8                    -
                                                  ----------------------------------------------------------------------------------
     Appliance Exit Costs......................     $  30.0               $    -                $  8.3              $  21.7
                                                  ==================================================================================


6.   Discontinued Operations
     -----------------------

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but that existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after taxes, on the Circuit City Group statements of operations. Discontinued operations also have been segregated on the Circuit City Group statements of cash flows. However, Divx is not segregated on the Circuit City Group balance sheets.

     The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments. For the quarters ended November 30, 2000, and 1999, and nine-month period ended November 30, 2000, the discontinued Divx operations had no impact on the earnings of the Circuit City Group. For the nine months ended November 30, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in that same period.

     The net liabilities of the discontinued Divx operations, reflected in the accompanying Circuit City Group balance sheets as of November 30, 2000, and February 29, 2000, are comprised of the following:

     (Amounts in thousands)                                    Nov. 30, 2000         Feb. 29, 2000
     ---------------------------------------------------------------------------------------------
     Current assets..........................................    $        154        $         612
     Property and equipment, net.............................               -                  513
     Other assets............................................             342                    -
     Current liabilities.....................................         (28,861)             (32,650)
     Noncurrent liabilities..................................         (15,291)             (35,291)
                                                             -------------------------------------
     Net liabilities of discontinued operations..............    $    (43,656)       $     (66,816)
                                                             =====================================

7.   Reclassifications

     Certain amounts in prior years have been reclassified to conform to classifications adopted in fiscal year 2001.

                                    ITEM 2.

            CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

For the quarter ended November 30, 2000, the Circuit City Group's total sales declined 7 percent to $2.33 billion from $2.50 billion in the same period last year. For the nine months ended November 30, 2000, total sales rose 2 percent to $7.28 billion from $7.12 billion in the first nine months of last year. Sales declined for the quarter because of an overall softening of sales in virtually all product categories, including those not affected by the partial or full remodeling of virtually all stores, promotional pricing over the Thanksgiving holiday weekend and continued declines in average retail prices for traditional analog products. Although sales for the Circuit City business were soft for the quarter, sales of better-featured products, new technologies and the new and expanded categories that were added to stores during the quarter grew rapidly.

Circuit City's comparable store sales changes for the third quarter and first nine months of fiscal years 2001 and 2000 were as follows:

      ========================== ============================= =============================
                                         3rd Quarter                   Nine Months
                                 ----------------------------- -----------------------------
                                     FY 01          FY 00          FY 01          FY 00
      -------------------------- -------------- -------------- -------------- --------------
      Circuit City Group             (10%)           5%            (1%)            8%
      ========================== ============== ============== ============== ==============

The comparable store sales performance shown above for the Circuit City Group includes all merchandise sales categories in all comparable stores. Excluding stores in central and south Florida, where full remodels were completed late in the third quarter, comparable store sales declined 9 percent for the quarter and remained unchanged for the nine-month period ended November 30, 2000. Comparable store sales in the major appliance category declined 84 percent for the third quarter of this year and 36 percent for the nine-month period ended November 30, 2000. Excluding the appliance category, from which the company completed its exit in the third quarter, comparable store sales rose 3 percent for the quarter and 6 percent for the nine months ended November 30, 2000.

During the first quarter of fiscal 2001, Circuit City removed the major appliance category from stores primarily in central and south Florida in advance of a full remodel of those stores to focus solely on the consumer electronics and home office categories. Circuit City completed full remodels of these 26 stores the weekend prior to Thanksgiving and has now grand-opened 18 new stores that follow the new consumer electronics and home office-only design. This design includes a more contemporary look, expanded merchandise selections and more flexible ways for the consumer to shop.

In late July 2000, the Company announced a plan to strategically reposition itself exclusively as a retailer of consumer electronics and home office products. The Company discontinued the sale of major appliances in all stores and undertook partial remodels to expand the selection of computer software, peripherals and accessories; video game hardware and software; movie titles; and digital cameras, and to add 35mm cameras and accessories. During the third quarter, Circuit City completed the exit from the appliance category and the partial remodel of 547 stores.

Management believes that it has achieved key consumer objectives in the store design introduced in the new and fully remodeled stores and expects to continue to follow this design for all new Circuit City store construction in the coming fiscal year. Circuit City expects to open 15 to 20 new stores and to relocate 10 to 15 stores in the upcoming fiscal year. However, the success of the new categories in the partial remodels suggests that the Company can strengthen Circuit City's brand identity and return on investment with a full remodel that is less costly and less disruptive than the full remodels completed this fiscal year. Therefore, in the coming fiscal year, Circuit City expects to test a remodel with an average cost of approximately $1.5 million per store. This remodel will achieve similar product adjacencies, product availability, lighting and signage benefits as in this year's full remodels, while eliminating costly changes that management believes have little short-term impact on sales volumes. Management expects completion time for these remodels to be approximately 60 days. Circuit City expects to remodel 20 to 25 stores to reflect this new design in the upcoming fiscal year.

The table below details Circuit City retail units:

     =================================================================================================
                                Retail Units At End of Quarter        Estimate
                               -------------------------------
                               Nov. 30, 2000     Nov. 30, 1999     Feb. 28, 2001     Feb. 29, 2000
     -------------------------------------------------------------------------------------------------
     Superstore
     -------------------------------------------------------------------------------------------------
       "D" Superstore               118                118              118                 118
     -------------------------------------------------------------------------------------------------
       "C" Superstore               309                295              314                 295
     -------------------------------------------------------------------------------------------------
       "B" Superstore               107                101              107                 102
     -------------------------------------------------------------------------------------------------
       "A" Superstore                56                 56               56                  56
     -------------------------------------------------------------------------------------------------
     Circuit City Express            39                 45               39                  45
     -------------------------------------------------------------------------------------------------
     TOTAL                          629                615              634                 616
     =================================================================================================

For the Circuit City Group, gross dollar sales from all extended warranty programs were 5.1 percent of sales in the third quarter of fiscal 2001 compared with 5.5 percent of sales in the third quarter of fiscal 2000. Third-party warranty revenue decreased to 3.9 percent of sales in this year's third quarter from 4.3 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 4.0 percent of sales in this year's third quarter versus 4.5 percent in the third quarter of last fiscal year. The decline reflects the impact of lower average retail prices on consumer demand for the related warranties in many categories, increased sales of products on which the Company does not offer extended warranty programs and the shift in extended warranty sales from Circuit City extended warranties to third-party extended warranties over the past five years. The gross profit margins on products sold with extended warranties are higher than the gross profit margins on products sold without extended warranties.

Circuit City has updated its product category breakdowns to reflect the changes in its product selections that have occurred in recent years and are expected to continue occurring during the current decade. Prior years and quarters are being restated for comparability. The percentage of merchandise sales represented by each category is listed below:

====================================================================================================================
                             1st Quarter ended       2nd Quarter ended     3rd Quarter ended       Nine Months ended
                                   May 31                 August 31           November 30             November 30
                           -----------------------------------------------------------------------------------------
                              2000        1999       2000        1999       2000        1999       2000       1999
-------------------------- ----------- ---------- ----------- ---------- ----------- ---------- ---------- ---------
Video                          32%         32%        32%         29%         37%        32%        34%        31%
-------------------------- ----------- ---------- ----------- ---------- ----------- ---------- ---------- ---------
Audio                          15          16         15          15          16         15         15         15
-------------------------- ----------- ---------- ----------- ---------- ----------- ---------- ---------- ---------
Information Technology         34          31         34          33          37         34         35         33
-------------------------- ----------- ---------- ----------- ---------- ----------- ---------- ---------- ---------
Entertainment                   5           5          5           5           8          5          6          5
-------------------------- ----------- ---------- ----------- ---------- ----------- ---------- ---------- ---------
Appliances                     14          16         14          18           2         14         10         16
-------------------------- ----------- ---------- ----------- ---------- ----------- ---------- ---------- ---------
Total                         100%        100%       100%        100%        100%       100%       100%       100%
========================== =========== ========== =========== ========== =========== ========== ========== =========

The Circuit City Group's operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Circuit City Group has realized more of its net sales and net earnings in the final fiscal quarter, which includes the December holiday selling season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales, Buying and Warehousing
-------------------------------------

The gross profit margin was 22.0 percent of sales in the third quarter of fiscal 2001 compared with 24.8 percent in the same period last year. For the nine months ended November 30, 2000, the gross profit margin was 23.2 percent of sales compared with 24.8 percent for the same period last year. Excluding the appliance category, Circuit City's gross profit margin was 24.1 percent in this year's third quarter compared with 25.9 percent in the same period last year and
24.8 percent for the nine-month  period ended  November 30, 2000,  compared with
25.4 percent for the same period last year. Thanksgiving weekend was highly promotional and sales of traditional products with lower year-over-year average retail prices remained high. As a result, the third quarter gross profit margin, excluding appliances, was significantly lower than anticipated. In addition, appliance merchandise markdowns associated with the exit from the appliance business reduced the gross margin by $21.0 million in this year's third quarter and $28.0 million for the nine months ended November 30, 2000. The gross profit margin for the nine months ended November 30, 2000, was also reduced by $28.3 million of one-time appliance exit costs incurred in the second fiscal quarter. The one-time costs included lease terminations and related fixed asset write-downs, employee severance and other related costs. Excluding the impact of the appliance merchandise markdowns and the one-time appliance exit costs, the gross margin was 22.9 percent of sales in this year's third quarter and 24.0 percent for the nine months ended November 30, 2000.

Selling, General and Administrative Expenses
--------------------------------------------

The selling, general and administrative expense ratio for this year's third quarter was 26.7 percent of sales compared with 21.1 percent for the same period last year. This ratio includes $33.6 million in costs associated with fully remodeling the stores primarily in central and south Florida and $30.0 million in costs related to the partial remodels to exit the appliance business. Excluding these costs, this year's expense ratio would have been 24.0 percent. Excluding remodeling costs and the estimated sales disruption during the seven to 10 days of partial remodels, the third quarter expense ratio would have been
23.6 percent. The third quarter ratio, excluding the remodel costs and the sales disruption, reflects lower-than-anticipated sales through much of the quarter. The full remodel costs exceeded management's expectations and reflect changes made to the design during the remodeling process, the complexity of completing this first group of remodels and the desire to complete them prior to Thanksgiving.

For the nine-month period ended November 30, 2000, the Circuit City expense ratio was 22.7 percent compared with 20.9 percent for the same period last year. This ratio includes $41.9 million in remodeling costs for the Florida stores and $30.0 million in costs related to the partial remodels. Excluding these costs, this year's expense ratio would have been 21.7 percent. Excluding the remodeling costs and the sales disruption, the expense ratio was 21.6 percent for the nine-month period ended November 30, 2000.

(Loss) Earnings Before Inter-Group Interest in the CarMax Group
---------------------------------------------------------------

Excluding the Inter-Group Interest in the CarMax Group, the loss from continuing operations for the Circuit City Group was $70.1 million in this year's third quarter compared with earnings from continuing operations of $54.7 million last year. The loss per share from continuing operations was 34 cents this year compared with earnings per share from continuing operations of 27 cents last year. Excluding the Inter-group Interest in the CarMax Group, earnings from continuing operations for the nine-month period ended November 30, 2000, were $19.9 million, or 10 cents per share, this year, compared with $165.3 million, or 81 cents per share, in the first nine months of last fiscal year.

Appliance merchandise markdowns associated with the exit from the appliance business reduced this year's third quarter earnings per share for the Circuit City business by 6 cents. The costs associated with fully remodeling the central and south Florida stores reduced third quarter earnings per share by another 10 cents, and the costs associated with the partial remodels reduced third quarter earnings per share by another 9 cents. The sales disruption caused by the absence of any product in the former appliance space during the seven to 10 days of partial remodeling reduced earnings per share by an estimated 3 cents.
Excluding the markdowns remodeling costs, sales disruption and the interest in CarMax, the loss per share for the Circuit City business would have been 6 cents for the third quarter ended November 30, 2000.

Appliance merchandise markdowns had an 8-cent per share impact and one-time costs associated with the exit from the appliance business had a 9-cent per share impact on Circuit City business earnings for the nine months ended November 30, 2000. Costs associated with fully remodeling the central and south Florida stores reduced earnings for the first nine months of this fiscal year by 13 cents, and the costs associated with partial remodels, largely incurred in the third fiscal quarter, reduced earnings per share for the nine months by 9 cents. The sales disruption, which also was largely incurred in the third quarter, reduced earnings per share by an estimated 3 cents. Excluding the appliance merchandise markdowns, exit costs and remodel expenses and excluding the retained interest in CarMax for the nine-month period, earnings per share for the Circuit City business would have been 52 cents in the first nine months of this year.

Net Earnings (Loss) Related to Inter-Group Interest in the CarMax Group
-----------------------------------------------------------------------

During the third quarter, the net earnings attributed to the Circuit City Group's Inter-Group Interest in the CarMax Group was $5.6 million, or 2 cents per share, compared with a net loss of $2.4 million, or 1 cent per share, for the same period last year. For the first nine months of fiscal 2001, net earnings attributed to the Circuit City Group's Inter-Group Interest in the CarMax Group were $28.2 million, or 13 cents per share, compared with $2.2 million, or 1 cent per share, for the same period last year.

(Loss) Earnings from Continuing Operations
------------------------------------------

The loss from continuing operations for the Circuit City Group was $64.4 million in this year's third quarter compared with earnings of $52.3 million in the same period last year. The loss per share from continuing operations was 32 cents this year compared with earnings per share from continuing operations of 26 cents last year. Earnings from continuing operations for the Circuit City Group were $48.1 million, or 23 cents per share, for the first nine months of this fiscal year, compared with $167.4 million, or 82 cents per share, in the same period last fiscal year.

Reconciliation of earnings per share from continuing operations is presented below:

                                                    Three Months Ended              Nine Months Ended
                                                      November 30,                     November 30,
                                                   2000           1999              2000          1999
                                                -------------------------------------------------------
Circuit City Store Business...................  $  (0.06)        $ 0.27          $  0.52         $ 0.81
Impact of Merchandise Markdowns*..............     (0.06)             -            (0.08)             -
Impact of Appliance Exit......................         -              -            (0.09)             -
Impact of Florida Remodeling Costs**..........     (0.10)             -            (0.13)             -
Impact of Partial Remodeling Costs**..........     (0.09)             -            (0.09)             -
Impact of Sales Disruption....................     (0.03)             -            (0.03)             -
Inter-Group Interest in CarMax................      0.02          (0.01)            0.13           0.01
                                                -------------------------------------------------------

Circuit City Group............................  $  (0.32)        $ 0.26          $  0.23         $ 0.82
                                                =======================================================
* Reflected as a reduction in gross profit margins.
** Reflected as an increase in selling, general and administrative expenses.


Discontinued Operations
-----------------------

On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but that existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after taxes, on the Circuit City Group statements of operations for the periods presented. Discontinued operations also have been segregated on the Circuit City Group statements of cash flows. However, Divx is not segregated on the Circuit City Group balance sheets.

For the third quarter and nine-month period ended November 30, 2000, and for the quarter ended November 30, 1999, the discontinued Divx operations had no impact on the earnings of the Circuit City Group. For the nine months ended November 30, 1999, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million. The loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million in that same period. The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments.

Net (Loss) Earnings
-------------------

The net loss for the Circuit City Group was $64.4 million, or 32 cents per share, in this year's third quarter compared with net earnings of $52.3 million, or 26 cents per share, in the same period last year. Net earnings were $48.1 million, or 23 cents per share, in the first nine months of this year compared with $37.2 million, or 18 cents per share, in the same period last year.


Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for quarters for fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments and requires that an entity recognize those items as either assets or liabilities and measure them at fair value. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position, results of operations or cash flows.

Liquidity and Capital Resources
-------------------------------

At November 30, 2000, total assets were $4.13 billion. The inventory increase of $925.7 million from the end of fiscal 2000 reflects seasonal inventory increases, the building of inventory for category expansion associated with the partial remodels and the comparable store sales decline. Store construction, including the remodels, and the purchase of inventory contributed to a $540.4 million increase in accounts payable from the end of fiscal 2000. In June 2000, a term loan totaling $130 million was classified as a current liability because it becomes due in June 2001. While the Company has the ability to refinance this loan, it intends to repay the debt using existing working capital. Payment of corporate debt will not necessarily reduce Circuit City Group allocated debt.

The Circuit City Group's finance operation has a master trust securitization facility for its private-label card that allows the transfer of receivables through private placement and the public market. The master trust vehicle permits further expansion of the securitization program to meet future needs. During the quarter, a $300 million, five-year public securitization related to the private-label card matured and was paid off. The Company also entered into a $275 million, three-year public securitization related to its private-label card during the quarter. As of November 30, 2000, the master trust program had a total program capacity of $1.11 billion. The Circuit City Group's finance operation also has a master trust securitization facility related to its bankcard program. This master trust vehicle permits further expansion of the securitization program in both the public and private markets. As of November 30, 2000, the bankcard master trust program had a total program capacity of $1.64 billion. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the Circuit City Group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At

November 30, 2000, the Company also maintained $401 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

Management believes that proceeds from sales of property and equipment and receivables, future increases in the Company's debt allocated to the Circuit City Group, and cash generated by operations will be sufficient to fund the Circuit City Group's capital expenditures and operations.


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

As of November 30, 2000, the Circuit City Group's private-label and bankcard portfolios had not changed significantly since February 29, 2000.


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

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                              Nov. 30, 2000         Feb. 29, 2000
                                                               (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                      $      7,509          $     9,981
Net accounts receivable                                             107,880              129,253
Inventory                                                           322,153              283,592
Prepaid expenses and other current assets                             2,813                2,844
                                                               ------------          -----------

Total current assets                                                440,355              425,670

Property and equipment, net                                         192,766              211,856
Other assets                                                         35,872               37,969
                                                               ------------          -----------

TOTAL ASSETS                                                   $    668,993          $   675,495
                                                               ============          ===========

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                         $     53,557          $    91,609
Accounts payable                                                     79,989               75,959
Short-term debt                                                      60,912                1,552
Accrued expenses and other current liabilities                       21,104               19,856
Deferred income taxes                                                12,240                7,147
                                                               ------------          -----------

Total current liabilities                                           227,802              196,123

Long-term debt, excluding current installments                       42,736              121,257
Deferred revenue and other liabilities                                6,934                7,249
Deferred income taxes                                                 7,519                5,877
                                                               ------------          -----------

TOTAL LIABILITIES                                                   284,991              330,506

GROUP EQUITY                                                        384,002              344,989
                                                               ------------          -----------

TOTAL LIABILITIES AND GROUP EQUITY                             $    668,993          $   675,495
                                                               ============          ===========

See accompanying notes to group financial statements.


                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                  Three Months Ended                    Nine Months Ended
                                                                     November 30,                         November 30,
                                                               2000               1999               2000              1999
                                                           ------------       -----------        -----------       ------------

Net sales and operating revenues                           $    561,693       $   488,958        $ 1,860,995       $  1,510,748

Cost of sales                                                   490,014           436,230          1,613,305          1,332,244
                                                           ------------       -----------        -----------       ------------

Gross profit                                                     71,679            52,728            247,690            178,504
                                                           ------------       -----------        -----------       ------------

Selling, general and administrative expenses                     56,809            54,979            177,601            166,801

Interest expense                                                  2,664             2,808              9,150              7,138
                                                           ------------       -----------        -----------       ------------

Total expenses                                                   59,473            57,787            186,751            173,939
                                                           ------------       -----------        -----------       ------------

Earnings (loss) before income taxes                              12,206            (5,059)            60,939              4,565

Income tax provision (benefit)                                    4,638            (1,923)            23,156              1,735
                                                           ------------       -----------        -----------       ------------

Net earnings (loss)                                        $      7,568       $    (3,136)       $    37,783       $      2,830
                                                           ============       ===========        ===========       ============

Net earnings (loss) attributed to:

    Circuit City Group common stock                        $      5,648       $    (2,379)       $    28,202       $      2,166
    CarMax Group common stock                                     1,920              (757)             9,581                664
                                                           ------------       -----------        -----------       ------------
                                                           $      7,568       $    (3,136)       $    37,783       $      2,830
                                                           ============       ===========        ===========       ============

Weighted average common shares:

    Basic                                                        25,570            23,836             25,546             23,502
                                                           ============       ===========        ===========       ============
    Diluted                                                      27,020            23,836             26,965             25,658
                                                           ============       ===========        ===========       ============

Net earnings (loss) per share:

    Basic                                                  $       0.08       $     (0.03)       $      0.38       $       0.03
                                                           ============       ===========        ===========       ============
    Diluted                                                $       0.07       $     (0.03)       $      0.36       $       0.03
                                                           ============       ===========        ===========       ============

Dividends paid per common share                            $          -       $         -        $         -       $          -
                                                           ============       ===========        ===========       ============


See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                              Nine Months Ended
                                                                                                November 30,
                                                                                          2000                 1999
                                                                                      -----------          -----------

Operating Activities:
Net earnings                                                                          $    37,783          $     2,830
Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                                          14,050               11,165
    Loss (gain) on sales of property and equipment                                            305                  (81)
    Provision for deferred income taxes                                                     6,735                1,427
    Changes in operating assets and liabilities, net of effects from business acquisitions:
       (Decrease) increase in deferred revenue and other liabilities                         (315)               1,474
       Decrease (increase) in net accounts receivable                                      21,373              (30,720)
       Increase in inventory                                                              (37,761)             (36,477)
       Decrease (increase) in prepaid expenses, other current assets
         and other assets                                                                      30               (1,202)
       Increase in accounts payable, accrued expenses and other
         current liabilities                                                                6,381               12,356
                                                                                      -----------          -----------
Net cash provided by (used in) operating activities                                        48,581              (39,228)
                                                                                      -----------          -----------


Investing Activities:
Cash used in business acquisitions                                                         (1,325)             (34,849)
Purchases of property and equipment                                                        (8,152)             (40,005)
Proceeds from sales of property and equipment                                              15,508                8,371
                                                                                      -----------          -----------
Net cash provided by (used in) investing activities                                         6,031              (66,483)
                                                                                      -----------          -----------


Financing Activities:
Increase in allocated short-term debt, net                                                 59,360               93,789
Decrease in allocated long-term debt, net                                                (116,573)                (584)
Equity issuances, net                                                                         129                1,814
                                                                                      -----------          -----------
Net cash (used in) provided by financing activities                                       (57,084)              95,019
                                                                                      -----------          -----------

Decrease in cash and cash equivalents                                                      (2,472)             (10,692)
Cash and cash equivalents at beginning of year                                              9,981               17,679
                                                                                      -----------          -----------
Cash and cash equivalents at end of period                                            $     7,509          $     6,987
                                                                                      ===========          ===========


See accompanying notes to group financial statements.

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Notes to Group Financial Statements


1.   Basis of Presentation
     ---------------------

     The common stock of Circuit City Stores, Inc. consists of two series, which are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Circuit City Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, which has been discontinued. The CarMax Group Common Stock is intended to track the performance of the CarMax Group's operations. The Circuit City Group held a 74.6 percent interest in the CarMax Group at November 30, 2000, a 74.7 percent interest at February 29, 2000, and a 75.8 percent interest at November 30, 1999.

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

3.   Earnings (Loss) per Share
     -------------------------

     Reconciliations of the numerator and denominator of basic and diluted net earnings (loss) per share are presented below:

                                                                  Three Months Ended                 Nine Months Ended
     (Amounts in thousands                                           November 30,                      November 30,
     except per share data)                                      2000            1999              2000            1999
     -------------------------------------------------------------------------------------------------------------------

     Weighted average common shares......................       25,570          23,836            25,546          23,502
     Dilutive potential common shares:
        Options..........................................        1,386               -             1,314           1,981
        Restricted stock.................................           64               -               105             175
                                                           ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares.................       27,020          23,836            26,965          25,658
                                                           ===========================       ===========================

     Net earnings (loss) available to common
        shareholders.....................................  $     1,920      $     (757)      $     9,581     $       664
     Basic net earnings (loss) per share.................  $      0.08      $    (0.03)      $      0.38     $      0.03
     Diluted net earnings (loss) per share...............  $      0.07      $    (0.03)      $      0.36     $      0.03

     For the three-month period ended November 30, 2000, options to purchase 1,365,025 shares of CarMax Group Common Stock at prices ranging from $6.06 to $16.31 per share were outstanding and not included in the calculation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month period ended November 30, 1999, options to purchase 4,824,235 shares of CarMax Group Common Stock at prices ranging from $0.22 to $16.31 per share were outstanding and not included in the calculation of diluted net loss per share because they would have had an antidilutive effect as a result of a net loss.

4.   Gain or Loss on Securitizations
     -------------------------------

     For transfers of receivables that qualify as sales, the Group recognizes gains or losses as a component of the Group's finance operations. For the three-month period ended November 30, 2000, the change in retained interests of automobile loan securitizations for the CarMax Group consisted of originated interests of $6.9 million, less amortization of $4.6 million. For the same period last fiscal year, the change in the retained interests consisted of originated interests of $0.6 million, less amortization of $3.3 million. For the nine-month period ended November 30, 2000, the change in retained interests consisted of originated interests of $19.9 million, less amortization of $11.9 million. For the same period last fiscal year, the change consisted of originated interests of $9.4 million, less amortization of $9.3 million.

5.   Interest Rate Swaps
     -------------------

     On behalf of the CarMax Group, during the quarter the Company entered into two 40-month amortizing swaps with a total notional amount of approximately $171 million related to the automobile loan receivable securitizations. The total notional amount of the CarMax swaps was $773 million at November 30, 2000, and $327 million at February 29, 2000. These swaps were entered into as part of the sales of receivables and are, therefore, included in the gain or loss on sales of receivables.

6.   Reclassifications
     -----------------

     Certain amounts in prior years have been reclassified to conform to classifications adopted in fiscal year 2001.

                                     ITEM 2.

                CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

For the quarter ended November 30, 2000, total sales rose 15 percent to $561.7 million from $489.0 million in the same period last year. For the nine months ended November 30, 2000, total sales rose 23 percent to $1.86 billion from $1.51 billion in the first nine months of last year. Management believes the strong CarMax sales reflect improved execution in the stores, increased consumer traffic generated by an enhanced Web site, strong used-car sales and effective inventory management during this year's fall model-year changeover.

CarMax's comparable store sales changes for the third quarter and first nine months of fiscal years 2001 and 2000 were as follows:

              =========================== =========================
                      3rd Quarter                Nine Months
              --------------------------- -------------------------
                 FY 01          FY 00        FY 01         FY 00
              ------------- ------------- ------------- -----------
                  11%             3%          15%           (2%)
              ============= ============= ============= ===========



CarMax has restarted its expansion plans and expects to open two superstores in late fiscal 2002. In addition, CarMax continues to seek prototype satellite stores for its existing multi-store markets.

The table below details CarMax retail units:

=============================================================================================================
                                      Retail Units At End of Quarter        Estimate
                                     --------------------------------
                                     Nov. 30, 2000      Nov. 30, 1999     Feb. 28, 2001      Feb. 29, 2000
-------------------------------------------------------------------------------------------------------------
 "C" and "B" Stores                        14                14                 14                 14
-------------------------------------------------------------------------------------------------------------
 "A" Stores                                17                17                 17                 17
-------------------------------------------------------------------------------------------------------------
 Satellite Prototype Stores                 4                 2                  4                  4
-------------------------------------------------------------------------------------------------------------
 Stand-Alone New-Car Stores                 5                 5                  5                  5
=============================================================================================================
TOTAL                                      40                38                 40                 40
=============================================================================================================

The table below details CarMax's new-car franchises:

=============================================================================================================
                                               Franchises Open At End
                                                    of Quarter                Estimate
                                         -------------------------------
                                          Nov. 30, 2000    Nov. 30, 1999    Feb. 28, 2001      Feb. 29, 2000
-------------------------------------------------------------------------------------------------------------

  Integrated/Co-Located New-Car                17               15                17                15
  Franchises
-------------------------------------------------------------------------------------------------------------
  Stand-Alone New-Car Franchises                5                5                 5                 5
-------------------------------------------------------------------------------------------------------------
TOTAL                                          22               20                22                20
=============================================================================================================


For the CarMax Group, gross dollar sales from all extended warranty programs were 4.1 percent of sales in the third quarter of fiscal 2001 compared with 3.5 percent in the same period last year. Third-party warranty revenue increased to
1.8 percent of sales in this year's third quarter from 1.5 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.8 percent of sales in this year's third quarter versus 1.5 percent in last year's third quarter. The increase is a result of enhanced manufacturers' programs and improved warranty penetration.

The percentage of vehicle sales represented by each category for the third quarter and the nine months is as follows:

       ===============================================================================================
                                              Three Months Ended              Nine Months Ended
                                                  November 30                    November 30
                                            --------------------------------------------------------
                                            2000               1999          2000               1999
       -----------------------------------------------------------------------------------------------
       Vehicle Dollars:
       -----------------------------------------------------------------------------------------------
                   Used Vehicles              81%              78%            80%               79%
       -----------------------------------------------------------------------------------------------
                   New Vehicles               19%              22%            20%               21%
       -----------------------------------------------------------------------------------------------
       Vehicle Units:
       -----------------------------------------------------------------------------------------------
                   Used Vehicles              87%              86%            86%               86%
       -----------------------------------------------------------------------------------------------
                   New Vehicles               13%              14%            14%               14%
       ===============================================================================================


The CarMax Group's operations, in common with other retailers in general, are subject to seasonal influences. Historically, CarMax stores have experienced more of their net sales in the first two quarters of the fiscal year. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales
-------------

The CarMax Group's gross profit margin increased to 12.8 percent of sales in the third quarter of fiscal 2001 from 10.8 percent for the same period last year. For the nine months ended November 30, 2000, the gross profit margin increased to 13.3 percent compared with 11.8 percent for the same period last year. By effectively managing its inventory through the fall model-year changeover, CarMax significantly reduced the gross profit margin erosion that occurred in prior years during this period. The improved gross profit margin is a result of that inventory management combined with an increase in sales of used cars, which carry higher profit margins than new cars.

Selling, General and Administrative Expenses
--------------------------------------------

The selling, general and administrative expense ratio improved to 10.1 percent of sales in the third quarter of fiscal 2001 compared with 11.2 percent of sales for the same period last year. For the nine-month period ended November 30, 2000, the expense ratio was 9.5 percent of sales compared with 11.0 percent for the same period last year. Leverage from the sales growth and more efficient advertising expenditures led to the better expense ratio.


Net Earnings
------------

The CarMax Group's net earnings were $7.6 million in this year's third quarter compared with a net loss of $3.1 million in the third quarter of last fiscal year. The net earnings attributed to the CarMax Group Common Stock were $1.9 million this year compared with a net loss of $757,000 in last year's third quarter. Net earnings per share of CarMax Group Common Stock were 7 cents in this year's third quarter compared with a net loss per share of 3 cents in the same period last year.

Net earnings for the CarMax Group rose to $37.8 million in the first nine months of this fiscal year from $2.8 million in the same period last year. The net earnings attributed to the CarMax Group Common Stock increased to $9.6 million from $664,000 in the first nine months of last year. Net earnings per share of CarMax Group Common Stock rose to 36 cents from 3 cents in the first nine months of last year.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and No. 138, is effective for quarters for fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments and requires that an entity recognize those items as either assets or liabilities and measure them at fair value. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position, results of operations or cash flows.

Liquidity and Capital Resources
-------------------------------

At November 30, 2000, total assets were $669.0 million. Inventory increased $38.6 million from the end of fiscal 2000 because of the addition of new franchises during the current year and the general industry-wide slowdown in new car sales. In June 2000, a term loan totaling $130 million was classified as a current liability because it becomes due in June 2001. While the Company has the ability to refinance this loan, it intends to repay the debt using existing working capital. Payment of corporate debt will not necessarily reduce CarMax Group allocated debt.

The Company has an asset securitization program operated through a special purpose subsidiary on behalf of the CarMax Group. This program had a capacity of $850 million as of November 30, 2000. The Company, on behalf of the CarMax Group, also has a public program with a capacity of $378 million as of November 30, 2000. The Company anticipates that it will be able to expand its securitization programs to meet future needs.

The Group relies on the Company's external debt allocated to the CarMax Group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. All significant financial activities of the Group are managed on a centralized basis and are dependent on the financial condition of the Company as a whole. Such financial activities include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate. At November 30, 2000, the Company also maintained $401 million in seasonal lines that are renewed annually with various banks, as well as a $150 million revolving credit facility.

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

Total principal outstanding for fixed-rate automobile loans at November 30 and February 29, 2000, was as follows:

(Amounts in millions)              November 30        February 29
-----------------------------------------------------------------
Fixed APR.......................    $ 1,179             $    932

Financing for these receivables is achieved through asset securitization programs which, in turn, issue both fixed-and floating-rate securities. Interest rate exposure is hedged through the use of interest rate swaps matched to projected payoffs. Receivables held by the Company for investment or sale are financed with working capital. Financings at November 30 and February 29, 2000, were as follows:


(Amounts in millions)                   November 30             February 29
---------------------------------------------------------------------------

Fixed-rate securitizations..........    $    378                  $     559
Floating-rate securitizations
   synthetically altered to fixed...         773                        327
Floating-rate securitizations.......           3                          1
Held by the Company:
   For investment*..................          22                         22
   For sale.........................           3                         23
                                        -----------------------------------
Total ..............................    $  1,179                  $     932
                                        ===================================
* Held by a bankruptcy remote special purpose company


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

                      None.

              (b)     Reports on Form 8-K

                      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CIRCUIT CITY STORES, INC.



                            By:   s/W. Alan McCollough
                                  --------------------------------------
                                  W. Alan McCollough
                                  President  and
                                  Chief Executive Officer



                            By:   s/Michael T. Chalifoux
                                  --------------------------------------
                                  Michael T. Chalifoux
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Corporate Secretary



                            By:   s/Philip J. Dunn
                                  --------------------------------------
                                  Philip J. Dunn
                                  Senior Vice President, Treasurer,
                                  Corporate Controller and
                                  Chief Accounting Officer




January 12, 2001