Form 10-K
period 2001-02-28
CIRCUIT CITY STORES INC
filed 2001-05-23
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     On April 30, 2001, the Company had outstanding 208,017,356 Circuit City Group common shares and 26,065,541 CarMax Group common shares. The aggregate market value of the common shares held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was $3,130,661,208 for the Circuit City Group and $263,261,964 for the CarMax Group based upon the closing price of these shares as reported by the New York Stock Exchange on April 30, 2001.

                                  Page 1 of 19

                       DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the following documents are incorporated by reference in Parts I, II, III and IV of this Form 10-K Report: (1) Pages 23 through 84 of the Company's Annual Report to Shareholders for the fiscal year ended February 28, 2001, (Parts I, II and IV) and (2) "Item One-Election of Directors," "Beneficial Ownership of Securities, "Compensation of Executive Officers," "Compensation of Directors" "Certain Relationships and Related Transactions," and "Section 16(a) Compliance" in the May 11, 2001, Proxy Statement, furnished to shareholders of the Company in connection with the 2001 Annual Meeting of such shareholders (Part III).



                                TABLE OF CONTENTS
Item                                                                                      Page

PART I

1.   Business                                                                              3

2.   Properties                                                                           11

3.   Legal Proceedings                                                                    13

4.   Submission of Matters to a Vote of Security Holders                                  13

     Executive Officers of the Company                                                    13

PART II

5.   Market for the Company's Common Equity and Related Stockholder Matters               15

6.   Selected Financial Data                                                              15

7.   Management's Discussion and Analysis of Results of Operations and Financial
     Condition                                                                            15

7a.  Quantitative and Qualitative Disclosure about Market Risk                            15

8.   Financial Statements and Supplementary Data                                          15

9.   Changes in and  Disagreements  with Accountants on Accounting and Financial
     Disclosure                                                                           15

PART III

10.  Directors and Executive Officers of the Company                                      16

11.  Executive Compensation                                                               16

12.  Security Ownership of Certain Beneficial Owners and Management                       16

13.  Certain Relationships and Related Transactions                                       16

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                      16

                                  Page 2 of 19

                                     PART I

Item 1.    Business.

           Circuit City Stores, Inc. (the Company) was incorporated under the laws of Virginia in 1949. Its corporate headquarters are located at 9950 Mayland Drive, Richmond, Va. Its retail operations consist of Circuit City Superstores and mall-based Circuit City Express stores. Certain of Circuit City Stores, Inc.'s subsidiaries operate CarMax Auto Superstores, a used- and new-car retail business. The Company has wholly owned finance operations that provide consumer revolving credit and automobile installment loans. In addition, the Company owns approximately 75 percent of Digital Video Express, a business that has now been discontinued, and has been allocated 100 percent of the Divx losses from Divx's inception. Divx was primarily engaged in the business of replicating and distributing specially encrypted DVDs at wholesale.


           In this document, the following terms and definitions are used:


           The Company refers to Circuit City Stores, Inc. and subsidiaries, including the Circuit City retail stores and related operations; the CarMax retail stores and related operations; and the Company's interest in Digital Video Express, which is classified as a discontinued operation.

           Circuit City refers to the retail operations bearing the Circuit City name and to all related operations such as product service and the finance operation.

           Circuit City Group refers to the Circuit City and Circuit City-related operations; the retained interest in the equity of the CarMax Group; and the Company's interest in Digital Video Express, which is classified as a discontinued operation.

           CarMax Group and CarMax refer to retail locations bearing the CarMax name and to all related operations such as its finance operation.

           Capital Structure. The common stock of Circuit City Stores, Inc. consists of two common stock series, which are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to track the performance of the Circuit City store-related operations, the Group's retained interest in the CarMax Group and the Company's investment in Digital Video Express, the operations of which have been discontinued. The CarMax Group Common Stock is intended to track the performance of the CarMax Group's operations.

           Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing the financial statements, holders of Circuit City Group Common Stock and holders of CarMax Group Common Stock are shareholders of the Company and continue to be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the equity structure of the Company do not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Net losses of either Group, and dividends or distributions on, or repurchases of, Circuit City Group Common Stock or CarMax Group Common Stock will reduce funds legally available for dividends on, or repurchases of, both stocks. Accordingly, the Company's consolidated financial statements should be read in conjunction with the financial statements of each Group and the Company's SEC filings.

           The  financial   statements  of  the  Company  reflect  each  Group's
businesses as well as the allocation of the Company's assets, liabilities, expenses and cash flows between the Groups in accordance with the policies adopted by the board of directors. These policies may be modified or rescinded, or new policies may be adopted, at the sole discretion of the board of directors, although the board of directors has no present plans to do so. These management and allocation policies include the following:

           Dividends. Future dividends on the Circuit City Group Common Stock and the CarMax Group Common Stock will be based primarily upon the financial condition, results of operations and business requirements of the relevant Group and the Company as a whole, as well as any limitations specified in the Company's governing documents.

           Optional Conversion of Series of Common Stock. The board of directors may, at any time, in its sole discretion, decide to convert shares of one Group's common stock into shares of the other Group's common stock at a 15 percent premium or a 10 percent premium following any dividend or partial redemption undertaken in connection with a disposition of all or substantially all of the properties or assets attributed to the Group whose common stock is being converted.

           Conflicts of Interest. The existence of separate series of common stock could result in conflicts of interest between the holders of Circuit City Group Common Stock and the holders of CarMax Group Common Stock. When making decisions with regard to matters that could create diverging interests, the board of directors would act in good faith to serve the best interests of the Company, taking into consideration the interests of all shareholders.

           Effects of Corporate Events on Rights of Shareholders. Although the common stock of each Group is intended to reflect the separate performance of that Group, a person interested in acquiring control of only one Group without negotiation with the Company's management would still be required to seek control of the voting power represented by all of the outstanding common stock of the Company. In the event of liquidation, dissolution or termination of the Company, whether voluntary or involuntary, after payment or provision for payment of the debts and other liabilities of the Company and full preferential amounts to which holders of any series of Preferred Stock are entitled, the shareholders of each Group would be entitled to receive the net assets, if any, of the Company remaining for distribution to holders of common stock on a per share basis in proportion to the liquidation units per share of each series. Each share of Circuit City Group Common Stock would have one liquidation unit and each share of CarMax Group Common Stock would have one-half of a liquidation unit.

Circuit City Group:

           This section describes the Circuit City business and the Company's investment in Digital Video Express, which is classified as a discontinued operation. The retained interest in the CarMax business is discussed separately beginning on page 7. Divx is discussed in more detail at the end of the Circuit City Group section on page 7.

           General. Circuit City is a leading national retailer of brand-name consumer electronics, personal computers and entertainment software. It sells video equipment, including televisions, digital satellite systems, video cassette recorders, camcorders, cameras and digital video disc players; audio equipment, including home stereo systems, compact disc players, tape recorders and tape players; mobile electronics, including car stereo systems and security systems; home office products, including personal computers, printers, peripherals, software and facsimile machines; other consumer electronics products, including cellular phones, telephones and portable audio and video products, entertainment software and accessories.

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

           Recent Developments. On July 25, 2000, the Company announced plans to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. This decision reflected significant sales weakness and increased competition in the major appliance category and management's earnings expectations for these other products. To exit the appliance business, the Company closed six distribution centers and seven service centers in fiscal 2001 and expects to close two distribution centers and one service center by July 31, 2001. The majority of these properties are leased. The Company is in the process of marketing these properties to be subleased. Circuit City maintains control over its in-home major appliance repair business, although repairs are subcontracted to an unrelated third party.

           In fiscal 2001, the Company fully remodeled 25 Circuit City Superstores in central and south Florida and one Superstore in Richmond, Va., to a design that it believes is more contemporary and easier to navigate. The full remodels offer better product adjacencies, shopping carts and baskets, more and highly visible cash registers, better lighting and signs, and the expanded and new product selections now available in all stores. Twenty-three new stores opened from August 2000 through February 2001 also reflect this new design, and all new stores planned for fiscal 2002 will reflect this design. Consumer reaction to the design has been positive, but the ability to meet longer-term expectations has been difficult to determine given the overall slowdown that occurred during the second half of the fiscal year. In addition, the cost of remodeling and the disruption to sales in remodeled stores were higher than anticipated. Fiscal 2002 remodels will follow a less costly design that can be completed over a shorter time period, but which the Company believes will offer similar benefits to the consumer.

           Expansion. As of April 30, 2001, Circuit City operated 627 retail locations throughout the United States. Circuit City has established its presence in virtually all of the nation's top 100 markets and will continue adding to the existing store base as attractive market opportunities arise. In fiscal 2002, Circuit City expects to open 15 to 20 new Circuit City Superstores, relocate approximately 10 Superstores and fully remodel 20 to 25 Superstores.

           Merchandising. Circuit City's operating regions benefit from a centralized buying organization. The central buying staff reduces costs by purchasing in large volumes and structuring a sound basic merchandising program and is supported by advanced management information and distribution systems.

           Circuit City's merchandising strategy emphasizes a broad selection of products, including the industry's newest technologies, and a wide range of prices. Merchandise mix and displays are controlled centrally to help ensure a high level of consistency from store to store. Merchandise pricing and selling strategies vary by market to reflect local competitive conditions.

           Although suggested retail prices are established by the corporate merchandising department, each store manager is responsible for understanding the local competitive situation by shopping competitors on a regular basis and has the power to adjust retail prices to meet in-market conditions. As part of its competitive strategy, Circuit City advertises low prices and provides customers with a low-price guarantee. Circuit City will meet any advertised price from a local store stocking the same item, available for sale with a manufacturer's warranty and in a factory-sealed box. In most cases, if a customer finds a lower price, including Circuit City's own sale price, within 30 days, Circuit City will refund the difference to the customer.

           Suppliers. During fiscal 2001, Circuit City's 10 largest suppliers accounted for approximately 63 percent of merchandise purchased. Circuit City's major suppliers include Sony Electronics, Hewlett Packard, Compaq, Panasonic, Thomson, JVC, Hitachi, eMachines, Toshiba and Philips. Brand-name advertised products are sold by all of Circuit City's retail locations. Circuit City has no significant long-term contracts for the purchase of merchandise.

           In the past, Circuit City has not experienced any continued or ongoing difficulty obtaining satisfactory sources of supply and believes that adequate sources of supply exist for the types of merchandise sold in its stores.

           Advertising.   Circuit  City  relies  on   considerable   amounts  of
advertising to maintain high levels of consumer awareness. Advertising expenditures from continuing operations were 4.0 percent of net sales and operating revenues in fiscal 2001, 3.7 percent of net sales and operating revenues in fiscal 2000 and 4.0 percent of net sales and operating revenues in fiscal 1999. Circuit City is generally one of the largest newspaper advertisers in the markets that it serves. Circuit City primarily uses print advertising, including multi-page vehicles and run-of-press newspaper advertisements, for Superstore advertising. Circuit City emphasizes the use of multi-page vehicles to allow a more extensive presentation of the broad selection of products and price ranges it carries. These multi-page vehicles are generally distributed in newspapers. In addition, Circuit City combines both network television and cable advertising to communicate its consumer offer. Circuit City advertisements are regularly seen in USA Today and on top-rated sports and entertainment programs.


           Competition. The consumer electronics industry is highly competitive. Circuit City's primary competitors are large specialty, discount or warehouse retailers with generally lower levels of service.

           Circuit City uses service, selection and pricing to differentiate itself from the competition. As part of its competitive strategy, Circuit City Superstores offer a broad selection of top-quality merchandise that includes 3,100 to 4,300 brand-name items, excluding entertainment software, depending on the selling square footage of the Superstore. Professionally trained sales counselors, convenient credit options, factory-authorized product repair, home delivery, installation centers for automotive electronics and exchange and no-lemon policies reflect a strong commitment to customer service. Circuit City strives to maintain highly competitive prices and offers customers the low-price guarantee previously described.

           Customer Satisfaction. Circuit City conducts market research to monitor store operations and help ensure customer satisfaction. Market research techniques used include telephone interviews, exit interviews and "mystery shops," in which a professional mystery shopper acts as a customer to evaluate customer service performance. Quick feedback enables management to identify issues that need to be addressed, ensuring that store and individual performance remain focused on providing the highest possible level of customer service.

           Training. Circuit City Superstores are staffed with commissioned and hourly sales Associates; sales support personnel such as customer service Associates, merchandise specialists and stockpersons; a store manager; one or more sales managers, an operations manager and one or more customer service managers. All store Associates receive continuous training delivered by customized web-based interactive courses, supported with in-store mentoring. Courses include product knowledge with an emphasis on new technology, customer service and store operations. Associates also receive online tutoring with links to vendor Web sites for additional resources. Management training programs are designed to prepare future leaders, and include web-based training, in-store activities, online tutoring and classroom instruction.

           Consumer Credit. Because consumer electronics and personal computers represent relatively large purchases for the average consumer, Circuit City's business is affected by consumer credit availability, which varies with the state of the economy and the location of a particular store. In fiscal 2001, approximately 14 percent of Circuit City's total sales were made through its private-label credit card and 48 percent through third-party credit sources.

           In  fiscal  1991,  the  Company  established  a credit  card  finance operation to issue its private-label credit card. The credit card finance operation is located in Kennesaw, Ga. This credit program enhances customer service with increased credit availability, online links between the stores and the credit operation and better control over customer interactions. Interfacing the finance operation with Circuit City's point-of-sale (POS) system has produced a rapid customer credit approval process. A customer's application can be electronically scored, and qualified customers can generally receive approval in under one minute. In addition to increased credit availability, the
private-label   credit  card  program  provides  Circuit  City  with  additional marketing opportunities, including direct mail campaigns to credit card customers and special financing programs for promotions. The finance operation's credit extension, customer service and collection operations are fully automated with state-of-the-art technology to maintain a high level of profitability and customer service. This technology aids its collection philosophy of contacting cardholders in the preliminary days of delinquency to resolve any past-due status.

           The credit card finance operation also manages a bankcard portfolio. Receivables generated by both the private-label credit card and bankcard programs are sold to non-affiliated entities under asset securitization programs.

           Systems. Circuit City's in-store POS system maintains an online record of all transactions and allows management to track performance by region, store and individual sales counselor. The information gathered by the system supports automatic replenishment of in-store inventory from the regional distribution centers and is incorporated into product buying decisions. The POS system is interfaced with the finance operation's credit approval system. The in-store POS system also is seamlessly integrated with the company's e-commerce Web site, CircuitCity.com. This integration provides the capability for in-store pickup of merchandise ordered from the Web site and allows for in-store ordering of merchandise for shipment directly to the customer's home. In the stores, electronic signature capture for all credit card purchases, automatic printing of manufacturers' rebates, bar-code scanning for product returns and repairs, automatic price tag printing for price changes and computerized home delivery scheduling enhance Circuit City's customer service. These enhancements eliminate time-consuming administrative tasks for store Associates and reduce costs through smoother store-level execution. The POS system also is directly integrated with the registration systems of major Internet service providers such as America Online, CompuServe and MSN, allowing in-store registration with the interactive services to be completed in approximately five minutes. At in-store kiosks, the POS system also allows customers to special order custom-built computers from major PC vendors.

           Circuit City's Customer Service Information System maintains an online history of customer purchases and enables sales counselors to better assist customers with purchases by ensuring that new products can be integrated with existing products in the home. This system also facilitates product returns and repairs.

           The Company also is utilizing comprehensive, Internet-based training systems to enhance the product knowledge of in-store Associates.

           E-commerce. Circuit City's e-commerce Web site provides in-depth product comparison information, broad product selection and convenient purchase and delivery options. Internet customers can check the inventory of up to three Circuit City Superstores in their market, as well as the in-stock availability from the e-Superstore. The Web site inventory is accessible from any store location through the POS system. Products can be shipped through the e-Superstore for normal shipping charges or they can be picked up using the Express Pickup service at a local Superstore. Products purchased through the e-Superstore are shipped from an existing distribution center directly to the customer. Products purchased through the Web site can be serviced, exchanged or returned to any Circuit City Superstore location.

           In fiscal year 2001, the Company added a second distribution center to enhance scalability, 3-D product images to enable customers to more easily see product details and a Wireless Advisor to help customers sort through the various wireless vendors, phones and plans available in their local area. The Company also added more than 250,000 titles of music, movies and games to the site through a third-party fulfillment arrangement. Customers have the ability to listen to music clips and read ratings and reviews on the various titles.

           Distribution. As of April 30, 2001, Circuit City operated seven automated electronics distribution centers. These centers are designed to serve stores within a 500-mile range. They use conveyor systems and laser bar-code scanners to reduce labor requirements, prevent inventory damage and maintain inventory control. Circuit City also operates smaller distribution centers handling primarily larger non-conveyable electronics products. Management believes that the use of the distribution centers enables it to efficiently distribute a broad selection of merchandise to its stores, reduce inventory requirements at individual stores, benefit from volume purchasing and maintain accounting control. Circuit City also operates an automated centralized distribution center for entertainment software. Most of Circuit City's store merchandise is distributed through its distribution centers.

           Service. Circuit City offers service and repairs for nearly all the products it sells. Customers also are able to purchase extended warranty plans on most of the merchandise that Circuit City sells. During fiscal 2001, Circuit City initiated the Replacement Protection Plan (RPP), another type of coverage for customers' merchandise. For various types of electronics including some types of TVs, VCRs, MP3s, and Mini Discs, a customer is given the option of buying an RPP. In the event that the merchandise becomes defective or is broken, the customer can return the product and will be issued a check for the retail price of the merchandise, plus shipping and handling.

           As of April 30, 2001, Circuit City had 25 regional, factory-authorized repair facilities. To meet customer needs, merchandise that requires service or repair usually is moved by truck from the stores to the nearest regional service facility and is returned to the customer at the store after repair. Circuit City also has in-home technicians who service large items not conveniently carried to a store.

           Extended warranty plans provide coverage beyond the normal manufacturer's warranty period, usually with terms of coverage, including the manufacturer's warranty period, between 12 and 60 months. Circuit City sells two extended warranty programs on behalf of unrelated third parties who are the primary obligors. These third parties issue plans for merchandise sold by other retailers as well as Circuit City. Under these third-party warranty programs, the Company has no contractual liability to the customer. One of these programs is sold in most major markets and features in-home service for personal computer products. The second program covers consumer electronics and is sold in most major markets. In states where third-party warranty sales are not permitted, the Group sells a Circuit City extended warranty for which the Company is the primary obligor.

           Seasonality. Like many retail businesses, the Circuit City Group's sales are greater in the fourth quarter of the fiscal year than in other periods of the fiscal year because of holiday buying patterns. A corresponding pre-seasonal inventory build-up is associated with this sales volume. This increased sales volume results in a lower ratio of fixed costs to sales and a higher ratio of operating income to sales in the fourth fiscal quarter. Circuit City Group's sales from continuing operations for the fourth fiscal quarter, which includes the holiday season, were $3.18 billion in fiscal 2001, $3.48 billion in fiscal 2000 and $3.03 billion in fiscal 1999. Fourth quarter sales represented approximately 30 percent of total sales in fiscal 2001, 33 percent in fiscal 2000 and 32 percent in fiscal 1999.

           Divx. On June 16, 1999, Digital Video Express announced that it would cease marketing of the Divx home video system and discontinue operations, but existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after tax, on the Company's and Circuit City Group's statements of earnings for the periods presented. For fiscal 2001, the discontinued Divx operations had no impact on the net earnings of the Circuit City Group. The loss from the discontinued operations of Divx totaled $16.2 million after an income tax benefit of $9.9 million in fiscal 2000 and $68.5 million after an income tax benefit of $42.0 million in fiscal 1999.

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

CarMax Group:

           General. In 1993, CarMax pioneered the used-car superstore concept when it opened its first location in Richmond, Va. CarMax purchases, reconditions and sells used vehicles. In addition, CarMax sells new vehicles under franchise agreements with DaimlerChrysler, Mitsubishi, Nissan, Toyota, BMW, Ford and General Motors. CarMax allows customers to purchase vehicles the same way they buy other retail products, with friendly service and non-negotiated low prices.

           Expansion. As of April 30, 2001, CarMax operated 40 retail units from 37 store locations, including 33 used-car superstores and satellite stores, two co-located new-car stores and five stand-alone new-car franchises. In total, CarMax operates 21 new-car franchises. CarMax uses a hub and satellite operating strategy under which a satellite store uses the reconditioning, purchasing and business office operations of a nearby full-sized hub superstore. The consumer offer is identical in both hub superstores and satellite stores. The prototypical CarMax superstore is approximately 45,000 to 50,000 square feet and is situated on 10 to 14 acres. These hub stores have service facilities that provide regular maintenance and warranty service typical of any new-car dealership and also recondition all vehicles prior to sale at both the hub and any related satellite store. A prototypical satellite store operates on five to six acre sites with an approximately 14,000-square-foot facility. The satellite facility houses offices, a showroom and four to seven service bays for regular maintenance and warranty service. As of April 30, 2001, CarMax operated four prototypical satellite stores and had converted six superstores to satellite operations. In fiscal 2001, CarMax continued to focus on revenue growth and operating margin enhancements in existing CarMax markets. Given its strong growth rate expectations, CarMax is now refocused on moderate geographic growth in new, single-store markets and on continued satellite fill-in stores in existing multi-store markets. In late fiscal 2002, CarMax plans to open two superstores in the single-store markets of Sacramento, Calif., and Greensboro, N.C. In fiscal 2003, CarMax's goal is to open four to six superstores. These stores will be a combination of superstores in new single-store markets and additional satellite stores in its existing multi-store markets. Management hopes to open six to eight new stores, including superstores and satellites, per year in fiscal 2004 through fiscal 2006, depending upon market opportunities and management's comfort with the consistency of operational execution and continued sales and profitability improvements.

           Merchandising. All used-car CarMax locations feature a broad selection of top-quality domestic and import used cars and trucks, with a wide range of prices appealing to a large range of potential customers. CarMax's used-car selection covers popular brands such as Chrysler, Ford, General Motors, Honda, Mitsubishi, Nissan and Toyota and specialty brands such as BMW and Lexus. To appeal to the vast array of consumer preferences and budgets, CarMax offers its used vehicles under two programs - the CarMax program and the ValuMax program. CarMax used cars are less than six years old, have fewer than 60,000 miles and generally range in price from $6,500 to $30,000. Through the ValuMax program, CarMax sells high-quality used vehicles that are more than six years old or have 60,000 miles or more. They generally range in price from $4,000 to $19,000. To ensure that CarMax quality standards are maintained, vehicles under both programs undergo a comprehensive, certified quality inspection by CarMax service technicians. CarMax backs its commitment to quality with a five-day or 250-mile, money-back guarantee and a limited 30-day warranty. At all new-car locations, the full selection of the manufacturer's models is available. CarMax's new-car franchises include Chrysler, Jeep, Mitsubishi, Nissan, Toyota, BMW, Chevrolet, Dodge and Ford.

           On average, CarMax used cars are priced $1,500 below the Kelley Blue Book price. In fiscal 2001, approximately 75 percent of CarMax's new cars were priced below dealer's invoice. Every customer receives the same low price without having to negotiate. CarMax has extended its "no-haggle" philosophy to every stage of the vehicle transaction, including trade-ins, financing rates, accessories, extended warranty pricing and its low vehicle documentation fees. CarMax has replaced the traditional "trade-in" transaction with a process in which trained CarMax buyers appraise any vehicle and provide the vehicle's owner with a written guaranteed cash offer that is good for seven days or 300 miles. The appraisal process is available to everyone, whether or not the individual is purchasing a vehicle from CarMax. In conjunction with Circuit City's in-store Roadshops,CarMax sells electronic accessories at its store locations.

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

           New-car inventory for the franchise locations is governed by the terms of the sales and service agreements with DaimlerChrysler, Mitsubishi, Nissan, Toyota, BMW, Ford and General Motors.

           Reconditioning. An integral part of CarMax's used-car consumer offer is the reconditioning process. This process includes a comprehensive, certified quality inspection of the engine, cooling and fuel system, drive axle, transmission, electronic systems, suspension, brake system, steering, air conditioning, interior and optional equipment. Cars in the ValuMax program must meet the same mechanical, electrical and safety standards, but fewer cosmetic and optional equipment standards. Vehicle inspections are completed by CarMax mechanics, most of whom are A.S.E.-certified.

           Advertising. Television and radio broadcast advertisements are designed to enhance consumer awareness of the CarMax name, CarMax.com and key components of the CarMax offer. Newspaper advertisements promote CarMax's selection and price leadership, targeting consumers with immediate purchase intentions. Both broadcast and newspaper advertisements are designed to drive customers to the stores and to the Web site. The style and substance of CarMax's advertisements are distinctly different from those placed by most automobile dealers. The third major advertising support for CarMax is the Web site, which acts as both a marketing tool for communicating CarMax equities in detail as well as a sophisticated search engine for finding the right vehicle.

           In fiscal 2001, CarMax further refined its marketing approach by eliminating spending that research showed to be unprofitable. A low-cost, high-frequency television strategy, when coupled with more targeted newspaper advertising, resulted in advertising expenditures that were 1.8 percent of net sales and operating revenues in fiscal 2001. Advertising expenditures were 2.4 percent of net sales and operating revenues in fiscal 2000 and 3.4 percent of net sales and operating revenues in fiscal 1999. The fiscal 2001 and 2000 advertising expense ratios reflect leverage from the total and comparable store sales increases and changes in media buying strategy. The advertising expense ratio for fiscal 1999 reflects increased expenses associated with store openings, which offset leverage from increased store sales.

           Franchises. CarMax operates new-car dealerships under separate franchise or dealer agreements with DaimlerChrysler, Mitsubishi, Nissan, Toyota, BMW, Ford and General Motors. The agreements generally grant CarMax the right to sell the manufacturer's vehicle brands, perform warranty work on these vehicles and sell related parts and services within a specified market area. The designation of specified market areas generally does not guarantee exclusivity within a specified territory. The agreements govern the relationship between the dealership and the manufacturer and generally impose certain operational requirements and restrictions. These requirements include inventory levels, working capital, monthly financial reporting, signage and cooperation with marketing strategies. A manufacturer may terminate a dealer agreement under certain circumstances, including a change in ownership without prior manufacturer approval, failure to maintain adequate customer satisfaction ratings or a material breach or other provisions of the agreement. CarMax also has entered into framework agreements with several major vehicle manufacturers. These agreements generally contain provisions relating to the acquisition, ownership structure, advertising and management of a dealership franchised by such manufacturers.

           Various federal and state laws governing the relationship between automotive dealerships and vehicle manufacturers also might affect CarMax. These laws include statutes prohibiting manufacturers from terminating or failing to renew franchise agreements without proper cause and unreasonably withholding approval for proposed ownership changes.

           Competition. The $700 billion used- and new-car retail business is highly competitive. In the used-vehicle market, CarMax competes with existing franchised and independent dealers, rental companies and private parties. Many franchised new-car dealerships also have increased their focus on the used-vehicle market. Late in fiscal 2000, CarMax's primary used-car superstore competitor exited the used-car superstore business. Management believes this competitor's exit from five multi-store markets helped eliminate consumer confusion over the two offers. Part of CarMax's business strategy is to position itself as a low-price operator in the industry. In fiscal 1999, CarMax's used-car sales were negatively impacted by an intensely competitive new-car industry and insufficient customer traffic at CarMax locations in a number of multi-store metropolitan markets.

           In the new-vehicle market, CarMax competes with other franchised dealers offering vehicles produced by the same or other manufacturers and with auto brokers and leasing companies. As is typical of such arrangements, CarMax's existing franchise agreements do not guarantee exclusivity within a specified territory. Aggressive discounting by manufacturers of new cars, which typically occurs in the fall during the close-out of prior year models, may result in lower retail prices and margins for used vehicles during such discounting. In fiscal 2001 and 2000, CarMax's new-car sales were strong, resulting in part from the highly promotional climate in the new-car industry.

           Customer Satisfaction. The elements of the CarMax offer are designed to create a customer-friendly experience. The "no-haggle" pricing allows the sales consultant to focus solely on the customer's needs. CarMax's sales consultants play a significant role in ensuring a customer-friendly sales process. Sales consultants, including both full- and part-time employees, are compensated on a commission basis. The amount of the commission is a fixed dollar amount per vehicle sold. The entire purchase process, including a test-drive and financing, can be completed in less than one hour. Extensive market research is conducted to measure CarMax's customer service record and to refine its consumer offer.

           Training. CarMax is committed to providing exceptional initial and ongoing training to its Associates. New store Associates are offered structured, self-paced training programs that introduce them to company policies and their specific job responsibilities. Associate participation and performance in each training program is measured corporately by a unique,

Intranet-based testing and tracking system. Most new Associates are assigned mentors who provide on-the-job guidance and support. Many CarMax compensation programs reward Associates for continuously improving their skills.

           CarMax also offers comprehensive, facilitated classroom training courses to sales consultants, buyers, automotive technicians and managers. All sales consultants receive extensive customer service training and ongoing training as new products become available. Each buyer undergoes a 12- to 24-month apprenticeship under the tutelage of an experienced buyer and appraises thousands of cars before making his or her first independent purchase. Most service technicians are A.S.E.-certified - the industry standard for technician training. At the end of fiscal 2001, the 37 general managers averaged nearly four years of CarMax experience and more than 10 years of prior management experience.

           Consumer Credit. CarMax offers its customers an opportunity to obtain prime financing for vehicle purchases through its finance operation or Bank of America. In addition, Chrysler Financial, BMW Financial, Ford Motor Credit, General Motors Acceptance, Mitsubishi Motors Credit, Nissan Motors Acceptance and Toyota Motors Financial Services offer prime financing to customers purchasing new vehicles at applicable CarMax locations. Non-prime financing is offered by TransSouth Financial at all CarMax locations and Wells Fargo Financial Acceptance and AmeriCredit Financial Services on a regional basis, with no financial recourse to CarMax. Sales consultants use CarMax's proprietary point-of-sale system to electronically submit financing applications and receive responses from multiple lenders, generally in less than five minutes from prime lenders.

           The finance operation provides CarMax with a unique opportunity to capture additional profitability through vehicle financing, while enhancing the overall CarMax offer. The underwriting process uses an externally developed credit scoring model, as well as proprietary decision tables, to evaluate all applications. The majority of applications are systematically determined without human intervention. The consistency of the underwriting process, as well as the superior collateral quality, result in more predictable portfolio performance and allow CarMax to present the customer with a more competitive financing offer.

           Systems. For many customers, interaction with CarMax information systems begins with the CarMax.com Web site. In addition to providing useful information about the CarMax consumer offer, the site allows customers to search for vehicles in any or all locations, offering them a wide selection from a large virtual inventory. The stores are supported by an advanced information system that improves the customer experience while providing tightly integrated automation of all operating functions. Customers can select a range of vehicles using touch-screen computers that display their choices and provide a map of the lot to assist in the selection process. The inventory management system includes bar codes on each vehicle and each on-site parking place. Daily scanning tracks movement of vehicles on the lot. An electronic gate helps track test drives for vehicles and sales consultants. Industry-leading online financing and computer-assisted document printing ensure rapid completion of the sales transaction. Behind the scenes, the store technology provides CarMax management with real-time intelligence about every aspect of store operation, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity.

           E-commerce. Since 1997, CarMax's Web site has offered complete inventory and pricing search capabilities. Inventory information on the more than 12,000 cars available in CarMax's nationwide inventory is updated daily. In fiscal 2000, CarMax launched its new-car on-line buying service. This service connects the customer with a dedicated CarMax Internet sales consultant to answer all questions regarding purchase details, including financing inquiries. The customer is then able to pick up the new vehicle from the store location. In fiscal 2001, the site was updated to include all the detailed vehicle information available at the store such as pictures of each vehicle, prices, features, specifications and store locations. In addition, the site's search capabilities were enhanced by providing sorting and comparison features that allow consumers to easily compare vehicles. Also added were features such as detailed vehicle reviews, payment calculators and an option to estimate trade-in values via a link with Kelley Blue Book. These additional features make it easier for consumers to meet all of their auto research needs on CarMax.com and have contributed to site visit times that are 50 percent longer than comparable car sites.

           Service. During fiscal 1998, CarMax completed the rollout of retail repair service to all locations. In fiscal 2000 and fiscal 2001, CarMax expanded its retail service operations as its customer base increased. In fiscal 2002, CarMax intends to continue its retail service expansion through additional marketing and growth in its customer base.

           In most states, CarMax sells warranties on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, the Company has no contractual liability to the customer. Prior to 1997, CarMax sold its own contracts, for which it is the primary obligor, at one location where third-party warranty sales were not permitted. Contracts usually have terms of coverage between 12 and 72 months.

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

Employees:

           On April 30, 2001, the Company had 35,955 hourly and salaried employees and 17,490 sales employees working on a commission basis. None of the Company's employees are subject to a collective bargaining agreement. Additional personnel are employed during peak selling seasons. The Circuit City Group accounted for 31,455 of the Company's hourly and salaried employees and 15,245 of the Company's sales employees working on a commission basis. The CarMax Group accounted for 4,500 of the Company's hourly and salaried employees and 2,245 of the Company's sales employees working on a commission basis.


Item 2.    Properties.

           At April 30, 2001, the Company's Circuit City retail operations were conducted in 627 locations, including 594 Superstores and 33 mall-based Circuit City Express Stores. The Circuit City Express Stores, located in regional malls, specialize in leading-edge technology.

           The Company's CarMax operations were conducted in 40 retail units from 37 store locations as of April 30, 2001. Late in fiscal 1999, CarMax began testing a hub and satellite operating strategy in existing multi-store markets. Under the hub and satellite strategy, a satellite store uses the reconditioning, purchasing and business office operations of a nearby hub store. The display capacity and consumer offer are identical in both the hub and satellite stores. A prototypical satellite store operates on a five- to six-acre site with an approximately 14,000-square-foot facility that houses sales offices, a showroom, and four to seven service bays for regular maintenance and warranty service. CarMax opened two prototypical satellite stores late in fiscal 1999, two more in fiscal 2000 and none in fiscal 2001. All other satellite stores are larger stores and are therefore classified by size, with "C" stores representing the largest store format. Management anticipates that in fiscal 2002, and beyond, any new stores will be smaller "A" stores or prototypical satellite stores. In fiscal 2000, CarMax reclassified certain stores based on square footage. The "Other" category in the following table under the CarMax Group includes four prototypical satellite stores and five stand-alone, new-car stores.

           The following table summarizes the Company's Circuit City and CarMax retail units as of April 30, 2001:

                                  Circuit City Group                          CarMax Group
                           -------------------------------       --------------------------------------
                                                                    Superstores
                                          Mall                   ----------------
                           Superstores   Stores      Total        C     B      A        Other     Total
                           -----------   ------      -----       ---   ---    ---       -----     -----
Alabama                         7          1           8          -     -      -          -          -
Arizona                        10          1          11          -     -      -          -          -
Arkansas                        4          -           4          -     -      -          -          -
California                     82          2          84          -     1      -          3          4
Colorado                       11          -          11          -     -      -          -          -
Connecticut                     7          1           8          -     -      -          -          -
Delaware                        2          -           2          -     -      -          -          -
District of Columbia            -          1           1          -     -      -          -          -
Florida                        43          -          43          1     2      3          1          7
Georgia                        21          2          23          1     -      2          -          3
Hawaii                          1          -           1          -     -      -          -          -
Idaho                           2          -           2          -     -      -          -          -
Illinois                       30          2          32          3     -      1          -          4
Indiana                        15          -          15          -     -      -          -          -
Kansas                          5          -           5          -     -      -          -          -
Kentucky                        6          -           6          -     -      -          -          -
Louisiana                       8          1           9          -     -      -          -          -
Maine                           2          -           2          -     -      -          -          -
Maryland                       16          2          18          1     -      2          1          4
Massachusetts                  14          5          19          -     -      -          -          -
Michigan                       22          1          23          -     -      -          -          -
Minnesota                       9          1          10          -     -      -          -          -
Mississippi                     3          -           3          -     -      -          -          -
Missouri                       11          1          12          -     -      -          -          -
Nebraska                        2          -           2          -     -      -          -          -
Nevada                          5          -           5          -     -      -          -          -
New Hampshire                   5          1           6          -     -      -          -          -
New Jersey                     13          -          13          -     -      -          -          -
New Mexico                      1          -           1          -     -      -          -          -
New York                       29          1          30          -     -      -          -          -
North Carolina                 18          1          19          -     -      2          -          2
Ohio                           27          3          30          -     -      -          -          -
Oklahoma                        4          -           4          -     -      -          -          -
Oregon                          8          -           8          -     -      -          -          -
Pennsylvania                   25          1          26          -     -      -          -          -
Rhode Island                    2          -           2          -     -      -          -          -
South Carolina                  8          -           8          -     -      1          -          1
Tennessee                      13          -          13          -     -      1          -          1
Texas                          47          2          49          2     2      3          3         10
Utah                            5          -           5          -     -      -          -          -
Vermont                         1          -           1          -     -      -          -          -
Virginia                       26          3          29          -     -      2          -          2
Washington                     12          -          12          -     -      -          -          -
West Virginia                   4          -           4          -     -      -          -          -
Wisconsin                       7          -           7          1     -      -          1          2
Wyoming                         1          -           1          -     -      -          -          -
                              ------------------------------------------------------------------------

                              594         33         627          9     5     17          9         40
                              ========================================================================

           Of the stores open at April 30, 2001, the Company owns eight Circuit City store locations and nine CarMax store locations. The Company leases the remaining Circuit City and CarMax locations. During fiscal 2002, the Company anticipates entering into sale-leaseback transactions for three of the Circuit City locations and all nine of the CarMax locations owned by the Company as of April 30, 2001.

           For information with respect to obligations for Circuit City leases, see note 8 of the Notes to Circuit City Group Financial Statements on page 64 of the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference. For information with respect to obligations for CarMax leases, see note 9 of the Notes to CarMax Group Financial Statements on page 82 of the Company's 2001 Annual Report to Stockholders, which is incorporated herein by reference.

           The  Company   owns  a   388,000-square-foot   consumer   electronics
distribution center in Doswell, Va., and a 387,000-square-foot consumer electronics distribution center in Atlanta, Ga. These distribution centers have been financed with Industrial Development Revenue Bonds.

           The Company owns a distribution center in Marion, Ill. The Company anticipates entering into a sale-leaseback transaction for this property in fiscal 2002. In addition, the Company owns most of the land but leases the three buildings in which its corporate headquarters is located. The Company leases space for all warehouse, service and office facilities except for the aforementioned properties.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2001.

Executive Officers of the Company.

           The following table identifies the present executive officers of the Company. The Company is not aware of any family relationship between any executive officers of the Company or any executive officer and any director of the Company. All executive officers are generally elected annually and serve for one year or until their successors are elected and qualify. The next general election of officers will occur in June 2001.

               Name                          Age         Office
               ----                          ---         ------

           W. Alan McCollough                51       President and
                                                      Chief Executive Officer
           Richard S. Birnbaum               48       Executive Vice President
                                                      Operations
           Michael T. Chalifoux              54       Executive Vice President,
                                                      Chief Financial Officer and
                                                      Corporate Secretary
           John W. Froman                    47       Executive Vice President
                                                      Merchandising
           Ann-Marie Austin-Stephens         42       Senior Vice President
                                                      Store Innovation and Development
           Dennis J. Bowman                  47       Senior Vice President and
                                                      Chief Information Officer
           W. Stephen Cannon                 49       Senior Vice President and
                                                      General Counsel
           Fiona P. Dias                     35       Senior Vice President
                                                      Marketing
           Philip J. Dunn                    48       Senior Vice President,
                                                      Treasurer and Controller

                                 Page 13 of 19

               Name                          Age         Office
               ----                          ---         ------

           W. Austin Ligon                   50       Senior Vice President
                                                      Automotive
           Gary M. Mierenfeld                49       Senior Vice President
                                                      Distribution and National Service
           Jeffrey S. Wells                  55       Senior Vice President
                                                      Human Resources

           Mr. McCollough is a director and a member of the Company's executive committee. He joined the Company in 1987 as general manager of corporate operations. He was elected assistant vice president in 1989, vice president and Central Division president in 1991, senior vice president - merchandising in 1994, president and chief operating officer in 1997 and chief executive officer in June 2000.

           Mr. Birnbaum joined the Company in 1972. He was elected vice president in 1985, Central Division president in 1986, senior vice president - marketing in 1991 and executive vice president - operations in 1994.

           Mr. Chalifoux is a director and a member of the Company's executive committee. He joined the Company in 1983 as corporate controller and was elected vice president and chief financial officer in 1988. He became senior vice president and chief financial officer in 1990, corporate secretary in 1993 and executive vice president in 1998.

           Mr. Froman joined the Company in 1986 as a store manager and general manager in training. In 1987, he was promoted to general manager and in 1989 was named assistant vice president. He was promoted to director of corporate operations in 1990 and in 1992 added the title of vice president. He was elected Central Division president in 1994, named senior vice president - merchandising in 1997 and executive vice president in 2000.

           Ms. Austin-Stephens joined the Company in 1999 as vice president of Strategic Planning. She was elected senior vice president in 2000. Before joining the Company, she had served as the director of technology and brand marketing for The Frito-Lay Company and had held various marketing positions at The Procter and Gamble Company.

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

           Ms. Dias joined the Company in 2000 as senior vice president. Before joining the Company, she was chief marketing officer at Stick Networks, Inc. and had held senior marketing positions at Pepsico Inc., Pennzoil Quaker State Company and The Procter and Gamble Company.

           Mr. Dunn joined the Company in 1984. He was named treasurer in 1990, was promoted to vice president in 1992 and added the title of controller in 1996. In 1999, he was elected senior vice president.

           Mr. Ligon joined the Company in 1990 as vice president - corporate planning and communications. He was elected senior vice president - corporate planning and communications in 1991, senior vice president - corporate planning and automotive in 1994 and senior vice president - automotive and CarMax president in 1996.

           Mr. Mierenfeld joined the Company in 1993 as vice president - distribution. He was elected senior vice president - distribution and national service in 1999.

           Mr. Wells joined the Company in 1996 as senior vice president - human resources. Prior to joining the Company, he had served as a senior vice president of Toys "R" Us, Inc. since 1992.

                                     Part II

           With the exception of the information incorporated by reference from the 2001 Annual Report to Stockholders in Item 2 of Part I and Items 5, 6, 7, 7a and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 2001 Annual Report to Stockholders is not to be deemed filed as a part of this Report.

Item 5.    Market  for the  Company's  Common  Equity  and  Related  Stockholder
           Matters.

           Incorporated herein by reference is the information appearing under the heading "Common Stock" on page 31 of the Company's 2001 Annual Report to Stockholders.

           As of April 30, 2001, there were 8,827 shareholders of record of the Circuit City Group Common Stock and 499 shareholders of record of the CarMax Group Common Stock.

Item 6.    Selected Financial Data.

           Incorporated herein by reference is the information appearing under the heading "Reported Historical Information" on page 23 of the Company's 2001 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

           Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 23 through 30 for Circuit City Stores, Inc., pages 49 through 53 for the Circuit City Group, and pages 68 through 71 for the CarMax Group of the Company's 2001 Annual Report to Stockholders.

Item 7a.   Quantitative and Qualitative Disclosure about Market Risk.

           Incorporated herein by reference is the information appearing under the sub-heading "Market Risk" on pages 29 through 30 for Circuit City Stores, Inc., page 53 for the Circuit City Group and page 71 for the CarMax Group of the Company's 2001 Annual Report to Stockholders.

Item 8.    Financial Statements and Supplementary Data.

           Incorporated herein by reference is the information appearing under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report," on pages 32 through 48 of the Company's 2001 Annual Report to Stockholders.

           Incorporated herein by reference is the information appearing under the headings "Circuit City Group Statements of Earnings," "Circuit City Group Balance Sheets," "Circuit City Group Statements of Cash Flows," "Circuit City Group Statements of Group Equity," "Notes to Circuit City Group Financial Statements," and "Independent Auditors' Report," on pages 54 through 67 of the Company's 2001 Annual Report to Stockholders.

           Incorporated herein by reference is the information appearing under the headings "CarMax Group Statements of Operations," "CarMax Group Balance Sheets," "CarMax Group Statements of Cash Flows," "CarMax Group Statements of Group Equity, " "Notes to CarMax Group Financial Statements," and "Independent Auditors' Report," on pages 72 through 84 of the Company's 2001 Annual Report to Stockholders.

           Incorporated herein by reference is the information appearing under the heading "Quarterly Financial Data (Unaudited)" on page 48 for Circuit City Stores, Inc., page 67 for the Circuit City Group and page 84 for the CarMax Group of the Company's 2001 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

                                    Part III

           With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11 and 12 of Part III of this Form 10-K, the Company's Proxy Statement dated May 11, 2001, is not to be deemed filed as a part of this Report.

Item 10.   Directors and Executive Officers of the Company.

           The information  concerning the Company's  directors required by this
Item is incorporated by reference to the section entitled "Item One - Election of Directors" appearing on pages 2 through 4 of the Company's Proxy Statement dated May 11, 2001.

           The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Company" appearing on pages 13 and 14.

           The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Compliance" appearing on page 18 of the Company's Proxy Statement dated May 11, 2001.

Item 11.   Executive Compensation.

           The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" appearing on pages 10 through 17 of the Company's Proxy Statement dated May 11, 2001.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Securities" appearing on pages 5 through 7 of the Company's Proxy Statement dated May 11, 2001.

Item 13.  Certain Relationships and Related Transactions.

           The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" appearing on page 18 of the Company's Proxy Statement dated May 11, 2001.

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)  The following documents are filed as part of this Report:

           1. Financial Statements. The following Financial Statements of Circuit City Stores, Inc., the Circuit City Group and the CarMax Group, and the related notes to Financial Statements and the Independent Auditors' Reports are incorporated by reference to pages 32 through 48 for Circuit City Stores, Inc., pages 54 through 67 for the Circuit City Group, and pages 72 through 84 for the CarMax Group of the Company's 2001 Annual Report to
                Shareholders:

                Consolidated Statements of Earnings for the fiscal years ended February 28 or 29, 2001, 2000 and 1999.

                Circuit City Group Statements of Earnings for the fiscal years ended February 28 or 29, 2001, 2000 and 1999.

                CarMax Group Statements of Operations for the fiscal years ended February 28 or 29, 2001, 2000 and 1999.

                Consolidated Balance Sheets at February 28, 2001 and February 29, 2000.

                Circuit City Group Balance Sheets at February 28, 2001 and February 29, 2000.

                CarMax Group Balance Sheets at February 28, 2001 and February 29, 2000.

                Consolidated Statements of Cash Flows for the fiscal years ended February 28 or 29, 2001, 2000 and 1999.

                Circuit City Group Statements of Cash Flows for the fiscal years ended February 28 or 29, 2001, 2000 and 1999.

                CarMax Group Statements of Cash Flows for the fiscal years ended February 28 or 29, 2001, 2000 and 1999.

                Consolidated Statements of Stockholders' Equity for the fiscal years ended February 28 or 29, 2001, 2000 and 1999.

                Circuit City Group Statements of Group Equity for the fiscal years ended February 28 or 29, 2001, 2000 and 1999.

                CarMax Group Statements of Group Equity for the fiscal years ended February 28 or 29, 2001, 2000 and 1999.

                Notes to Consolidated Financial Statements.

                Notes to Circuit City Group Financial Statements.

                Notes to CarMax Group Financial Statements.

                Independent Auditors' Report, Circuit City Stores, Inc.

                Independent Auditors' Report, Circuit City Group.

                Independent Auditors' Report, CarMax Group.

           2. Financial Statement Schedules. The following financial statement schedules of Circuit City Stores, Inc., Circuit City Group and CarMax Group for the fiscal years ended February 28 or 29, 2001, 2000 and 1999, are filed as part of this Report and should be read in conjunction with the Financial Statements of Circuit City Stores, Inc., Circuit City Group and CarMax Group.

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

       (b) Reports on Form 8-K.


           The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CIRCUIT CITY STORES, INC.
                                           (Registrant)




                                           By /s/W. Alan McCollough
                                              -------------------------
                                           W. Alan McCollough
                                           Chief Executive Officer


                                           By /s/Michael T. Chalifoux
                                              -------------------------
                                           Michael T. Chalifoux
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Corporate Secretary


                                           By /s/Philip J. Dunn
                                              -------------------------
                                           Philip J. Dunn
                                           Senior Vice President, Treasurer,
                                           Corporate Controller and
                                           Chief Accounting Officer


May 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                          Title                      Date

Michael T. Chalifoux*                    Director                 May 23, 2001
--------------------------
Michael T. Chalifoux

Richard N. Cooper*                       Director                 May 23, 2001
--------------------------
Richard N. Cooper

Barbara S. Feigin*                       Director                 May 23, 2001
--------------------------
Barbara S. Feigin

James F. Hardymon*                       Director                 May 23, 2001
--------------------------
James F. Hardymon

Robert S. Jepson Jr.*                    Director                 May 23, 2001
--------------------------
Robert S. Jepson Jr.

/s/W. Alan McCollough                    Director                 May 23, 2001
--------------------------
W. Alan McCollough

Hugh G. Robinson*                        Director                 May 23, 2001
--------------------------
Hugh G. Robinson

Walter J. Salmon*                        Director                 May 23, 2001
--------------------------
Walter J. Salmon

Mikael Salovaara*                        Director                 May 23, 2001
--------------------------
Mikael Salovaara

Richard L. Sharp*                        Director                 May 23, 2001
--------------------------
Richard L. Sharp

John W. Snow*                            Director                 May 23, 2001
--------------------------
John W. Snow

Alan L. Wurtzel*                         Director                 May 23, 2001
--------------------------
Alan L. Wurtzel

By: /s/W. Alan McCollough
-------------------------
W. Alan McCollough,
Attorney-In-Fact


*The original powers of attorney authorizing W. Alan McCollough and Michael T. Chalifoux, or either of them, to sign this annual report on behalf of certain directors and officers of the Company are included as Exhibit 24.

                                 Page 19 of 19
                                                                                                 S-1
                                   Schedule II
                                   -----------
                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves
                             (Amounts in thousands)


                                       Balance at           Charged           Charge-offs          Balance at
                                        Beginning             to                 less               End of
        Description                      of Year            Income            Recoveries             Year
        -----------                    ----------           -------           -----------          ----------
Circuit City Stores, Inc.:
-------------------------
Year ended February 28, 1999:
Allowance for doubtful accounts         $ 18,306            $  3,918          $  (5,942)          $  16,282
                                        ========            ========          =========           =========

Year ended February 29, 2000:
Allowance for doubtful accounts         $ 16,282            $  8,853          $  (6,822)          $  18,313
                                        ========            ========          =========           =========

Year ended February 28, 2001:
Allowance for doubtful accounts         $ 18,313            $13,581           $ (22,922)          $   8,972
                                        ========            =======           =========           =========

Circuit City Group:
------------------
Year ended February 28, 1999:
Allowance for doubtful accounts         $ 14,523            $  1,374          $  (4,828)          $  11,069
                                        ========            ========          =========           =========


Year ended February 29, 2000:
Allowance for doubtful accounts         $ 11,069            $  4,324          $  (2,898)          $  12,495
                                        ========            ========          =========           =========


Year ended February 28, 2001:
Allowance for doubtful accounts         $ 12,495            $  5,171          $ (15,598)          $   2,068
                                        ========            ========          =========           =========


CarMax Group:
------------
Year ended February 28, 1999:
Allowance for doubtful accounts         $  3,783            $  2,544          $  (1,114)          $   5,213
                                        ========            ========          =========           =========

Year ended February 29, 2000:
Allowance for doubtful accounts         $  5,213            $  4,529          $  (3,924)          $   5,818
                                        ========            ========          =========           =========

Year ended February 28, 2001:
Allowance for doubtful accounts         $  5,818            $  8,410          $  (7,324)          $   6,904
                                        ========            ========          ==========          =========


                                                                             S-2

          Independent Auditors' Report on Financial Statement Schedule



         The Board of Directors
         Circuit City Stores, Inc.:



         Under date of April 2, 2001, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 28, 2001 and February 29, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2001, as contained in the February 28, 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended February 28, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related Circuit City Stores, Inc. financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.


         In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


         /s/KPMG LLP



         Richmond, Virginia
         April 2, 2001

                                                                             S-2

         Independent Auditors' Report on Financial Statement Schedule



         The Board of Directors
         Circuit City Stores, Inc.:


         Under date of April 2, 2001, we reported on the balance sheets of the Circuit City Group as of February 28, 2001 and February 29, 2000, and the related statements of earnings, group equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2001, as contained in the February 28, 2001 annual report to stockholders. Our report dated April 2, 2001 includes a qualification related to the effects of not consolidating the CarMax Group with the Circuit City Group as required by accounting principles generally accepted in the United States of America. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Circuit City Stores, Inc. for the fiscal year ended February 28, 2001. In connection with our audits of the aforementioned financial statements, we also have audited the related Circuit City Group financial statement schedule as listed in Item
         14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.


         In our opinion, except for the effects of not consolidating the CarMax Group with the Circuit City Group as discussed in the preceding paragraph, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


         /s/KPMG LLP




         Richmond, Virginia
         April 2, 2001


                                                                             S-2

         Independent Auditors' Report on Financial Statement Schedule



         The Board of Directors
         Circuit City Stores, Inc.:



         Under date of April 2, 2001, we reported on the balance sheets of the CarMax Group as of February 28, 2001 and February 29, 2000, and the related statements of operations, group equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2001, as contained in the February 28, 2001 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Circuit City Stores, Inc. for the fiscal year ended February 28, 2001. In connection with our audits of the aforementioned financial statements, we also have audited the related CarMax Group financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.


         In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


         /s/KPMG LLP




         Richmond, Virginia
         April 2, 2001




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

                  (e) Third Amendment to Term Loan Agreement dated September 23, 1999, to the $100,000,000 term loan agreement dated July 28, 1994, between the Company, General Electric Capital Corporation, as successor agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (f) Fourth Amendment to Term Loan Agreement dated December 15, 2000, to the $100,000,000 term loan agreement dated July 28, 1994, between the Company, General Electric Capital Corporation, as successor agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K. in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to Commission upon request.


                  (g) $130,000,000 term loan agreement dated June 14, 1996, between the Company, Royal Bank of Canada, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (h) First Amendment to Term Loan Agreement dated December 15, 2000, to the $130,000,000 term loan agreement dated June 14, 1996 between the Company, Royal Bank of Canada, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (i) $150,000,000 Credit Agreement dated August 31, 1996, between the Company, Crestar Bank, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

                  (j) First Amendment to Credit Agreement dated May 1, 1998, to the $150,000,000 Credit Agreement dated August 31, 1996, between the Company, Crestar Bank, as agent, and the banks named therein. Pursuant to
                           Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

                  (k) Second Amendment to Credit Agreement dated September 1, 1999, to the $150,000,000 Credit Agreement dated August 31, 1996, between the Company, Crestar Bank, as agent, and the banks named therein. Pursuant to
                           Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

                  (l) Third Amendment to Credit Agreement dated December 15, 2000, to the $150,000,000 Credit Agreement dated August 31, 1996 between the Company SunTrust, as successor agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

(10)     Material Contracts*

                  (a) The Company's 2000 Non-Employee Directors Stock Incentive Plan, filed as Appendix A to the Company's Definitive Proxy Statement dated May 10, 2000, for the Annual Meeting of Shareholders held on June 13, 2000 (File No. 1-5767), is expressly incorporated herein by the reference.

                  (b) The Company's Amended and Restated 1989 Non-Employee Directors Stock Option Plan, filed as Exhibit A to the Company's Definitive Proxy Statement dated May 9, 1997, for the Annual Meeting of Shareholders held on June 17, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (c) Amendments adopted June 17, 1997, to the Company's Amended and Restated 1989 Non-Employee Directors Stock Option Plan filed as Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (d) The Company's 1994 Stock Incentive Plan, as amended as of January 24, 1997, filed as Annex III to the Company's Definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (e) Amendments effective June 13, 2000, to the Company's 1994 Stock Incentive Plan as amended, filed as
                           Exhibit 10 to the Company's Quarterly Report on form 10-Q for the quarter ended May 31, 2000 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (f) Amendment effective June 15, 1999, to the Company's 1994 Stock Incentive Plan, as amended, filed as
                           Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (g) Letter agreement and non-compete agreement dated January 30, 1996, (revised February 12, 1996), between  the  Company  and Alan L.  Wurtzel  filed as
                           Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (h)      Employment  agreement between the Company and Richard
                           L. Sharp dated October 17, 1986, and amendment dated August 1, 1989, to the employment agreement, filed as
                           Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (i) Employment agreement between the Company and John W. Froman dated June 27, 1990, filed herewith.


                  (j)      Employment  agreement between the Company and William
                           A. Ligon dated April 25, 1995, filed herewith.


                  (k) Employment agreement dated May 25, 1989, between the Company and Michael T. Chalifoux, filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (l) Employment agreement dated April 24, 1995, between the Company and W. Alan McCollough filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (m) Amended and restated employment agreement dated May 12, 1995, between the Company and Richard S. Birnbaum filed as Exhibit 10(s) to the Company's Annual

                           Report on Form 10-K for the fiscal year ended February 28, 1995 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (n) The Company's Annual Performance-Based Bonus Plan, as amended as of January 24, 1997, filed as Annex IV to the Company's Definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (o) The Company's Non-Employee Directors Deferred Compensation Plan, filed as Exhibit 10 to the
                           Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2000 (File No. 1-5767), is expressly incorporate herein by this reference.


                  (p) Program for deferral of director compensation implemented October 1995 filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (q) Benefit Restoration Plan, effective February 28, 1999, filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (File 1-5767), is expressly incorporated herein by this reference.



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