Form 10-K
period 2001-05-30
CIRCUIT CITY STORES INC
filed 2001-07-06
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended May 31, 2001

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

             Yes    X                                 No
                 -------                                 ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



                                     Class                                            Outstanding at June 30, 2001
-----------------------------------------------------------------------------         ----------------------------
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                    208,095,542
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                           26,643,573


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 40.



                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                             Page
                                                                                              No.
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Financial Statements:

                     Consolidated Balance Sheets -
                     May 31, 2001 and February 28, 2001                                       4

                     Consolidated Statements of Earnings -
                     Three Months Ended May 31, 2001 and 2000                                 5

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 2001 and 2000                                 6

                     Notes to Consolidated Financial Statements                               7

                  Circuit City Group Financial Statements:

                     Circuit City Group Balance Sheets -
                     May 31, 2001 and February 28, 2001                                      19

                     Circuit City Group Statements of Earnings -
                     Three Months Ended May 31, 2001 and 2000                                20

                     Circuit City Group Statements of Cash Flows -
                     Three Months Ended May 31, 2001 and 2000                                21

                     Notes to Circuit City Group Financial Statements                        22

                  CarMax Group Financial Statements:

                     CarMax Group Balance Sheets -
                     May 31, 2001 and February 28, 2001                                      30

                     CarMax Group Statements of Earnings -
                     Three Months Ended May 31, 2001 and 2000                                31

                     CarMax Group Statements of Cash Flows -
                     Three Months Ended May 31, 2001 and 2000                                32

                     Notes to CarMax Group Financial Statements                              33

      Item 2.     Management's Discussion and Analysis:
                  -------------------------------------

                     Circuit City Stores, Inc. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                        14

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                        26

                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                        36

                                  Page 2 of 42

      Item 3.        Quantitative and Qualitative Disclosures About Market Risk:
                     -----------------------------------------------------------

                     Circuit City Stores, Inc. Quantitative and Qualitative Disclosures      18
                     About Market Risk

                     Circuit City Group Quantitative and Qualitative Disclosures             29
                     About Market Risk

                     CarMax Group Quantitative and Qualitative Disclosures                   39
                     About Market Risk


PART II.             OTHER INFORMATION

      Item 4.        Submission of Matters to a Vote of Security Holders                     40

      Item 6.        Exhibits and Reports on Form 8-K                                        41

                                  Page 3 of 42


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                  May 31, 2001          Feb. 28, 2001
                                                                  ------------          -------------
                                                                   (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                        $      404,501        $     446,131
Net accounts receivable                                                 594,228              585,761
Inventory                                                             1,731,833            1,757,664
Prepaid expenses and other current assets                                68,913               57,623
                                                                 --------------        -------------

Total current assets                                                  2,799,475            2,847,179

Property and equipment, net                                             981,031              988,947
Other assets                                                             34,241               35,207
                                                                 --------------        -------------

TOTAL ASSETS                                                     $    3,814,747        $   3,871,333
                                                                 ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                           $      132,414        $     132,388
Accounts payable                                                        821,591              902,560
Short-term debt                                                           2,840                1,200
Accrued expenses and other current liabilities                          154,795              162,972
Deferred income taxes                                                    99,967               92,479
                                                                 --------------        -------------

Total current liabilities                                             1,211,607            1,291,599

Long-term debt, excluding current installments                          115,836              116,137
Deferred revenue and other liabilities                                   94,454               92,165
Deferred income taxes                                                    13,527               14,949
                                                                 --------------        -------------

TOTAL LIABILITIES                                                     1,435,424            1,514,850
                                                                 --------------        -------------

Stockholders' equity:

Circuit City group common stock, $0.50 par value;
     350,000,000 shares authorized; 208,060,000 shares
     issued and outstanding as of May 31, 2001                          104,030              103,510
CarMax group common stock, $0.50 par value;
     175,000,000 shares authorized; 26,437,000 shares
     issued and outstanding as of May 31, 2001                           13,218               12,820
Capital in excess of par value                                          651,414              642,838
Retained earnings                                                     1,610,661            1,597,315
                                                                 --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                            2,379,323            2,356,483
                                                                 --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    3,814,747        $   3,871,333
                                                                 ==============        =============

See accompanying notes to consolidated financial statements.

                                  Page 4 of 42

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)


                                                                          Three Months Ended
                                                                                May 31
                                                                      2001                  2000
                                                                 --------------        -------------

Net sales and operating revenues                                 $    2,678,474        $   3,074,851
Cost of sales, buying and warehousing                                 2,112,121            2,391,589
                                                                 --------------        -------------

Gross profit                                                            566,353              683,262
                                                                 --------------        -------------

Selling, general and administrative expenses                            535,994              579,206
Interest expense                                                          2,992                6,221
                                                                 --------------        -------------
Total expenses                                                          538,986              585,427
                                                                 --------------        -------------

Earnings before income taxes                                             27,367               97,835
Provision for income taxes                                               10,400               37,177
                                                                 --------------        -------------
Net earnings                                                     $       16,967        $      60,658
                                                                 ==============        =============

Net earnings attributed to:
    Circuit City group common stock                              $       10,135        $      57,123
    CarMax group common stock                                             6,832                3,535
                                                                 --------------        -------------
                                                                 $       16,967        $      60,658
                                                                 ==============        =============
Weighted average common shares:
    Circuit City group:
       Basic                                                            204,936              202,865
                                                                 ==============        =============
       Diluted                                                          205,491              205,877
                                                                 ==============        =============
    CarMax group:
       Basic                                                             25,934               25,519
                                                                 ==============        =============
       Diluted                                                           27,704               26,918
                                                                 ==============        =============
Net earnings per share attributed to:
    Circuit City group common stock:
       Basic                                                     $         0.05        $        0.28
                                                                 ==============        =============
       Diluted                                                   $         0.05        $        0.28
                                                                 ==============        =============
    CarMax group common stock:
       Basic                                                     $         0.26        $        0.14
                                                                 ==============        =============
       Diluted                                                   $         0.25        $        0.13
                                                                 ==============        =============
Dividends paid per share:

    Circuit City group common stock                              $       0.0175        $      0.0175
                                                                 ==============        =============
    CarMax group common stock                                    $            -        $           -
                                                                 ==============        =============

See accompanying notes to consolidated financial statements.

                                  Page 5 of 42

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)


                                                                                       Three Months Ended
                                                                                             May 31
                                                                                    2001                  2000
                                                                                ------------         ------------
Operating Activities:
Net earnings                                                                    $     16,967         $60,658
Adjustments to reconcile net earnings to net
    cash used in operating activities of continuing operations:
    Depreciation and amortization                                                     39,182               34,568
    (Gain) loss on sales of property and equipment                                      (959)                 545
    Deferred income taxes                                                              6,066               (1,418)
    Changes in operating assets and liabilities:
       (Increase) decrease in net accounts receivable                                 (8,463)               3,726
       Decrease (increase) in inventory                                               25,831             (159,699)
       Increase in prepaid expenses and other current assets                         (11,287)             (16,233)
       Decrease (increase) in other assets                                               237               (2,030)
       Decrease in accounts payable, accrued expenses and
          other current liabilities                                                  (81,088)             (10,448)
       Increase (decrease) in deferred revenue and other liabilities                   2,289               (1,475)
                                                                                ------------         ------------
Net cash used in operating activities of continuing operations                       (11,225)             (91,806)
                                                                                ------------         ------------

Investing Activities:
Purchases of property and equipment                                                  (32,852)             (33,807)
Proceeds from sales of property and equipment                                          3,248               17,471
                                                                                ------------         ------------
Net cash used in investing activities of continuing operations                       (29,604)             (16,336)
                                                                                ------------         ------------

Financing Activities:
Proceeds from (payments on) issuance of short-term debt, net                           1,640               (1,586)
Principal payments on long-term debt                                                    (275)            (175,265)
Issuances of Circuit City group common stock, net                                      7,102               17,577
(Repurchases) issuances of CarMax group common stock, net                               (187)                  58
Dividends paid on Circuit City group common stock                                     (3,621)              (3,570)
                                                                                ------------         ------------
Net cash provided by (used in) financing activities
    of continuing operations                                                           4,659             (162,786)
                                                                                ------------         ------------

Cash used in discontinued operations                                                  (5,460)              (4,959)
                                                                                ------------         ------------

Decrease in cash and cash equivalents                                                (41,630)            (275,887)
Cash and cash equivalents at beginning of year                                       446,131              643,933
                                                                                ------------         ------------
Cash and cash equivalents at end of period                                      $    404,501         $    368,046
                                                                                ============         ============


See accompanying notes to consolidated financial statements.

                                  Page 6 of 42

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation


     The common stock of Circuit City Stores, Inc. consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City group stock is intended to reflect the performance of the Circuit City store-related operations, the shares of CarMax group stock reserved for the Circuit City group or for issuance to holders of Circuit City group stock and the Company's investment in Digital Video Express, which has been discontinued (see Note 8). The CarMax group stock is intended to reflect the performance of the CarMax group's operations. The reserved CarMax group shares are not outstanding CarMax group common stock. Any net earnings attributed to the reserved CarMax group shares are not included in the CarMax group's per share calculations. As of May 31, 2001, 75,440,000 shares of CarMax group stock were reserved for the Circuit City group or for issuance to holders of Circuit City group stock. The reserved CarMax group shares represented 74.1% of the total outstanding and reserved shares, excluding shares reserved for CarMax employees' stock incentive plans, of CarMax group stock at May 31, 2001, 74.6% at February 28, 2001, and 74.7% at May 31, 2000. The Company allocates to the Circuit City group the portion of the net earnings of the CarMax group attributed to the reserved CarMax group shares. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the SEC.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City group and the CarMax group for the purposes of preparing the financial statements, holders of Circuit City group stock and holders of CarMax group stock are shareholders of the Company and continue to be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the equity structure of the Company do not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. Neither shares of CarMax group stock nor shares of Circuit City group stock represent a direct equity or legal interest solely in the assets and liabilities allocated to a particular group. Instead, those shares represent direct equity and legal interests in the assets and liabilities of the Company. The results of operations or financial condition of one group could affect the results of operations or financial condition of the other group. Net losses of either group and dividends or distributions on, or repurchases of, Circuit City group stock or CarMax group stock will reduce funds legally available for dividends on, or repurchases of, both stocks. Accordingly, the Company's consolidated financial statements included in this report should be read in conjunction with the financial statements of each group and the Company's SEC filings.


2.   Accounting Policies

     The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2001 Annual Report on Form 10-K.

                                  Page 7 of 42

3.   Net Earnings per Share

     Reconciliations of the numerator and denominator of basic and diluted net earnings per share are presented below.

                                                                               Three Months Ended
     (Amounts in thousands                                                            May 31
     except per share data)                                                   2001              2000
     --------------------------------------------------------------------------------------------------
     Circuit City Group:
     Weighted average shares............................................      204,936           202,865
     Dilutive potential shares:
        Options.........................................................          114             2,202
        Restricted stock................................................          441               810
                                                                          -----------------------------
     Weighted average shares and
        dilutive potential shares.......................................      205,491           205,877
                                                                          =============================

     Net earnings available to shareholders.............................  $    10,135       $    57,123
                                                                          =============================
     Basic net earnings per share.......................................  $      0.05       $      0.28
                                                                          =============================
     Diluted net earnings per share.....................................  $      0.05       $      0.28
                                                                          =============================

     CarMax Group:
     Weighted average shares............................................       25,934            25,519
     Dilutive potential shares:
        Options.........................................................        1,714             1,212
        Restricted stock................................................           56               187
                                                                          -----------------------------
     Weighted average shares and
        dilutive potential shares.......................................       27,704            26,918
                                                                          =============================

     Net earnings available to shareholders.............................  $     6,832       $     3,535
                                                                          =============================
     Basic net earnings per share.......................................  $      0.26       $      0.14
                                                                          =============================
     Diluted net earnings per share.....................................  $      0.25       $      0.13
                                                                          =============================

     Certain options were outstanding and not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month period ended May 31, 2001, options to purchase 8,371,534 shares of Circuit City group stock at prices ranging from $13.88 to $47.53 per share were outstanding and not included in the calculation. For the three-month period ended May 31, 2000, options to purchase 100,000 shares of Circuit City group stock at $56.28 per share were outstanding and not included in the calculation.

     For the three-month period ended May 31, 2001, options to purchase 289,427 shares of CarMax group stock at prices ranging from $9.19 to $16.31 per share were outstanding and not included in the calculation. For the three-month period ended May 31, 2000, options to purchase 1,512,376 shares of CarMax group stock at prices ranging from $3.91 to $16.31 per share were outstanding and not included in the calculation.

4.   Securitizations

     (A) Credit Card Securitizations:

     The Company enters into securitization transactions, which allow for the sale of credit card receivables to unrelated entities, to finance the consumer revolving credit receivables generated by Circuit City's finance operation. For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of Circuit City's finance operation. In these securitizations, the Company retains servicing rights and subordinated interests.

                                  Page 8 of 42

     At May 31, 2001, the total principal amount of loans managed was $2,599 million. Of the total loans, the principal amount of loans securitized was $2,558 million and the principal amount of loans held for sale was $41 million. The aggregate amount of loans that were 31 days or more delinquent was $176.4 million at May 31, 2001. The principal amount of losses net of recoveries amounted to $69.6 million for the three months ended May 31, 2001.

     The Company receives annual servicing compensation approximating 2% of the outstanding principal loan balance of the receivables and retains the rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The servicing fees specified in the credit card securitization agreements adequately compensate the finance operation for servicing the securitized assets. Accordingly, no servicing asset or liability has been recorded.

     The table below summarizes certain cash flows received from and paid to securitization trusts:

                                                                 Three Months Ended
     (Amounts in thousands)                                           May 31, 2001
     --------------------------------------------------------------------------------
     Proceeds from new securitizations...........................       $174,200
     Proceeds from collections reinvested
       in previous credit card securitizations...................       $359,557
     Servicing fees received.....................................       $ 13,326
     Other cash flows received on retained interests*............       $ 44,215

     *This amount represents cash flows received from retained interests by the transferor other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

     In determining the fair value of retained interests, the Company estimates future cash flows using management's best estimates of key assumptions such as finance charge income, default rates, payment rates, forward yield curves and discount rates. The Company employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Accounts with a lower risk profile may qualify for promotional financing.

     Rights recorded for future finance income from serviced assets that exceed the contractually specified servicing fees are carried at fair value, amounted to $134.8 million at May 31, 2001, and are included in net accounts receivable. Gains of $37.1 million on sales were recorded for the three-month period ended May 31, 2001.

     The fair value of retained interests at May 31, 2001, was $254.5 million, with a weighted-average life ranging from 0.4 years to 2.5 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at May 31, 2001, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at May 31, 2001, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.


                                                                        Impact on Fair         Impact on Fair
                                                 Assumptions Used        Value of 10%           Value of 20%
     (Dollar amounts in thousands)                  (Annual)            Adverse Change         Adverse Change
     ---------------------------------------------------------------------------------------------------------
     Payment rate...........................       7.0 - 11.1%            $   10,267            $   18,412
     Default rate...........................       7.8 - 15.4%            $   21,448            $   42,896
     Discount rate..........................       9.0 - 15.0%            $    2,636            $    5,230

                                  Page 9 of 42

     (B)  Automobile Loan Securitizations:


     The Company also has asset securitization programs, operated through special purpose subsidiaries on behalf of the CarMax group, to finance the consumer installment credit receivables generated by CarMax's automobile loan finance operation. For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of CarMax's finance operation. In these securitizations, the Company retains servicing rights and subordinated interests.

     At May 31, 2001, the total principal amount of loans managed was $1,357 million. Of the total loans, the principal amount of loans securitized was $1,337 million and the principal amount of loans held for sale or investment was $20 million. The principal amount of loans that were 31 days or more delinquent was $17.4 million at May 31, 2001. The principal amount of losses net of recoveries amounted to $1.9 million for the three months ended May 31, 2001.

     The Company receives annual servicing fees approximating 1% of the outstanding principal balance of the securitized automobile loans and retains the rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The servicing fees specified in the automobile loan securitization agreements adequately compensate the finance operation for servicing the accounts. Accordingly, no servicing asset or liability has been recorded.


     The table below summarizes certain cash flows received from and paid to securitization trusts:

                                                                        Three Months Ended
     (Amounts in thousands)                                                 May 31, 2001
     -------------------------------------------------------------------------------------
     Proceeds from new securitizations...............................       $   195,000
     Proceeds from collections reinvested
       in previous automobile loan securitizations...................       $    91,464
     Servicing fees received.........................................       $     3,252
     Other cash flows received on retained interests*................       $    13,385

     *This amount represents cash flows received from retained interests by the transferor other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

     In determining the fair value of retained interests, the Company estimates future cash flows using management's best estimates of key assumptions such as finance charge income, default rates, prepayment rates and discount rates. The Company employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Accounts with a lower risk profile may qualify for promotional financing.

     Rights recorded for future finance income from serviced assets that exceed the contractually specified servicing fees are carried at fair value, amounted to $51.4 million at May 31, 2001, and are included in net accounts receivable. Gains of $13.1 million on sales were recorded for the three-month period ended May 31, 2001.

     The fair value of retained interests at May 31, 2001, was $84.2 million, with a weighted-average life ranging from 1.5 years to 1.8 years. The table below shows the key economic assumptions used in measuring the fair value of retained interests at May 31, 2001, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at May 31, 2001, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                 Page 10 of 42

                                                                         Impact on Fair         Impact on Fair
                                                  Assumptions Used        Value of 10%           Value of 20%
     (Dollar amounts in thousands)                   (Annual)            Adverse Change         Adverse Change
     ---------------------------------------------------------------------------------------------------------
     Prepayment speed........................       1.5 - 1.6%              $ 1,739              $   4,122
     Default rate............................       1.0 - 1.2%              $ 1,547              $   3,098
     Discount rate...........................            12.0%              $   978              $   1,933

5.   Financial Derivatives

     On behalf of the Circuit City group, the Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. In the first quarter of fiscal 2002, the Company did not enter into any new interest rate caps. At May 31, 2001, the total notional amount of interest rate caps outstanding was $839 million. Purchased interest rate caps are included in net accounts receivable with a fair value of $8.9 million as of May 31, 2001. Written interest rate caps are included in accounts payable with a fair value of $8.9 million as of May 31, 2001.

     On behalf of the CarMax group, the Company, in the first quarter of fiscal 2002, entered into three 40-month amortizing interest rate swaps related to auto loan receivable securitizations. These swaps had an initial notional amount of approximately $213 million. The total notional amount of all swaps related to the automobile loan receivable securitizations was $493 million at May 31, 2001, and $299 million at February 28, 2001. These swaps are used to better match funding costs and are recorded at fair value. At May 31, 2001, these swaps totaled a net liability of $5.2 million and are included in accounts payable.

     The market and credit risks associated with interest rate caps and interest rate swaps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates and is directly related to the product type, agreement terms and transaction volume. The Company has entered into offsetting interest rate cap positions, and therefore, does not anticipate significant market risk arising from interest rate caps. The Company does not anticipate significant market risk from swaps, because their use is to match funding costs to the use of the funding. Credit risk is the exposure to nonperformance of another party to an agreement. The Company mitigates credit risk by dealing with highly rated counterparties.

6.   Appliance Exit Costs

     On July 25, 2000, the Company announced plans to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. A product profitability analysis had indicated that the appliance category produced below-average profits. This analysis, combined with declining sales, expected increases in appliance competition and the Company's profit expectations for the consumer electronics and home office categories led to the decision to exit the major appliance category. To exit the appliance business, the Company closed six distribution centers and seven service centers in fiscal 2001 and expects to close two distribution centers and one service center by July 31, 2001. The majority of these closed properties are leased. The
     Company is in the process of marketing these properties to be subleased. The Company maintains control over Circuit City's in-home major appliance repair business, although repairs are subcontracted to an unrelated third party. In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30 million. The majority of these expenses are included in cost of sales, buying and warehousing on the fiscal 2001 statement of earnings.

     Approximately 850 employees have been terminated and approximately 100 employees will be terminated as locations close or consolidate. These reductions are mainly in the service, distribution and merchandising functions. Because severance is being paid to employees on a bi-weekly schedule based on years of service, cash payments lag job eliminations. The exit costs also include $17.8 million for lease termination costs and $5.0 million, net of salvage value, for the write-down of fixed assets.

                                 Page 11 of 42

                                                                       Expenses          Liability at
                                                      Total          Paid or Assets         May 31,
     (Amounts in millions)                          Exit Costs        Written Off            2001
     --------------------------------------------------------------------------------------------------
     Lease termination costs...................       $17.8             $  3.2               $14.6
     Fixed asset write-downs...................         5.0                5.0                   -
     Employee termination benefits.............         4.4                3.4                 1.0
     Other.....................................         2.8                2.8                   -
                                                    ---------------------------------------------------
     Appliance exit costs......................       $30.0             $ 14.4               $15.6
                                                    ===================================================


7.   Operating Segment Information

     The Company conducts business in two operating segments: Circuit City and CarMax. These segments are identified and managed by the Company based on the different products and services offered by each. Circuit City refers to the retail operations bearing the Circuit City name and to all related operations, such as Circuit City's finance operation. This segment is engaged in the business of selling brand-name consumer electronics, personal computers and entertainment software. CarMax refers to the used- and new-car retail locations bearing the CarMax name and to all related operations, such as CarMax's finance operation. Financial information for these segments for the first quarters of fiscal 2002 and fiscal 2001 is presented below.

     Three Months Ended May 31, 2001
                                                                                                     Total Operating
     (Amounts in thousands)                                      Circuit City         CarMax            Segments
     ----------------------------------------------------------------------------------------------------------------
     Revenues from external customers..........................   $1,881,654         $796,820          $2,678,474
     Interest expense..........................................          441            2,551               2,992
     Depreciation and amortization............................        34,489            4,693              39,182
     (Loss) earnings before income taxes.......................      (15,492)          42,859              27,367
     Income tax (benefit) provision............................       (5,887)          16,287              10,400
     Net (loss) earnings.......................................       (9,605)          26,572              16,967
     Total assets..............................................   $3,019,010         $795,402          $3,814,412


     Three Months Ended May 31, 2000
                                                                                                     Total Operating
     (Amounts in thousands)                                      Circuit City         CarMax            Segments
     ----------------------------------------------------------------------------------------------------------------
     Revenues from external customers..........................   $2,449,110         $625,741          $3,074,851
     Interest expense..........................................        2,693            3,528               6,221
     Depreciation and amortization............................        29,992            4,576              34,568
     Earnings before income taxes..............................       75,345           22,490              97,835
     Provision for income taxes................................       28,631            8,546              37,177
     Net earnings..............................................       46,714           13,944              60,658
     Total assets..............................................   $3,115,292         $719,086          $3,834,378


     Net (loss) earnings and total assets for Circuit City on the above tables exclude the reserved CarMax shares and the discontinued Divx operations discussed in Note 8.




8.   Discontinued Operations

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but that existing, registered customers would be able to view discs during a two-year phase-out period. Discontinued operations have been segregated on the consolidated statements of cash flows. However, Divx is not segregated on the consolidated balance sheets.

     The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments. For the quarters ended May 31, 2001 and 2000, the discontinued Divx operations had no impact on the earnings of Circuit City Stores, Inc.

     The net liabilities of the discontinued Divx operations, reflected in the accompanying consolidated balance sheets as of May 31, 2001, and February 28, 2001, are comprised of the following:

     (Amounts in thousands)                                                            May 31, 2001        Feb. 28, 2001
     -------------------------------------------------------------------------------------------------------------------
     Current assets.................................................................    $      37           $       8
     Property and equipment, net....................................................            -                   -
     Other assets...................................................................          298                 324
     Current liabilities...........................................................       (22,043)            (27,522)
     Non-current liabilities.......................................................       (14,082)            (14,082)
                                                                                        --------------------------------
     Net liabilities of discontinued operations.....................................    $ (35,790)          $ (41,272)
                                                                                        ================================

9.   Recent Accounting Pronouncements

     In July 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives," which is effective for fiscal quarters beginning after December 15, 2001. The issue provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. The Company offers certain mail-in rebates that are currently recorded in cost of sales, buying and warehousing. However, the Company expects to reclassify these rebate expenses from cost of sales, buying and warehousing to net sales and operating revenues to be in compliance with EITF No. 00-14. For the quarter ended May 31, 2001, this reclassification would have increased the gross profit margin by .09% and our expense ratio by .08%. The Company does not expect the adoption of EITF No. 00-14 to have a material impact on its financial position, results of operations or cash flows.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and No. 138, standardizes the accounting for derivative instruments and requires that an entity recognize those items as either assets or liabilities and measure them at fair value. The Company adopted SFAS No. 133 during the first quarter of fiscal year 2002 (see Note 5). Adoption of SFAS No. 133 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." While SFAS No. 140 carries over most of the provisions of SFAS No. 125, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for securitization transactions accounted for as sales. The Company adopted SFAS No. 140 during the first quarter of fiscal year 2002 (see Note 4). Adoption of SFAS No. 140 did not have a material impact on the Company's financial position, results of operations or cash flows.


10.  Reclassifications

     Certain previously reported amounts have been reclassified to conform with current-year presentation.

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, "we," "our" and "Circuit City Stores" refer to Circuit City Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. "Circuit City business" and "Circuit City" refer to the retail operations bearing the Circuit City name and to all related operations such as product service and Circuit City's finance operation. "Circuit City group" refers to our businesses other than our CarMax business and includes the Circuit City consumer electronics business and the reserved CarMax group shares. "CarMax business," "CarMax" and "CarMax group" refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation.

Net Sales and Operating Revenues and General Comments

Total sales for the first quarter of fiscal 2002 were $2.68 billion, a decrease of 13% from $3.07 billion for the same period last year. For the first quarter of fiscal 2002, Circuit City's sales declined 23% compared with sales of the prior year quarter, reflecting the absence of major appliances, continued industry-wide weakness in personal computer sales and general softness in some other product categories. Circuit City continued to see strong sales growth in new technologies and product categories where selections were expanded as a result of the appliance exit. In the first quarter of fiscal 2002, CarMax continued a strong sales trend begun in fiscal 2001, with sales increasing 27% over the same period last year. The increase is a result of continued strength in the core used-car business, increased average retails produced by a higher mix of later-model used-car sales and stronger-than-anticipated new-car sales.


Comparable store sales changes for the first quarters of fiscal years 2002 and 2001 were as follows:

          ============================= ==============================
                                                 1st Quarter
                                        ------------------------------
                                             FY02           FY01
          ============================= =============== ==============
          ============================= =============== ==============
          Circuit City Group                (25%)             7%
          ----------------------------- --------------- --------------
          ----------------------------- --------------- --------------
          CarMax Group                       27%             14%
          ============================= =============== ==============


For Circuit City, comparable store sales, including all merchandise sales categories in all comparable stores, declined 25%. Excluding the appliance category, from which we completed our exit in the third quarter of fiscal 2001, comparable store sales declined 13%. CarMax's comparable store sales increased 27% in the first quarter compared with a 14% increase in the same prior year period.

We plan to open approximately 15 Circuit City Superstores and relocate approximately 10 Circuit City Superstores in the current fiscal year. In the first quarter of fiscal 2002, we opened one Circuit City Superstore in the Las Vegas, Nevada, market and relocated one store in the Los Angeles, California, market. Our remodel plan for fiscal 2002 includes 24 Circuit City Superstores and will enable us to test two different remodel designs. We began the first set of remodels, which includes 10 stores in the Chicago market and two stores in the Norfolk, Virginia, market, during the first quarter of fiscal 2002. We expect costs for the first set of remodels, which is the more extensive of the two, to average approximately $1.5 million per store. We began the second set of remodels early in the second quarter of this fiscal year in the Washington/Baltimore market. We expect the second set to include 12 Superstores.

We plan moderate geographic growth for the CarMax group through the addition of superstores in new mid-sized markets that can be served effectively with one CarMax superstore and additional satellite stores in existing multi-store markets. Mid-sized markets are those with populations of approximately 1 million to 2.5 million people. In late fiscal 2002, we plan to open two CarMax superstores in the mid-sized markets of Sacramento, California, and Greensboro, North Carolina.

For Circuit City, gross dollar sales from all extended warranty programs were 5.5% of sales in the first quarter of fiscal 2002 and 5.4% of sales in the first quarter of fiscal 2001. Third-party warranty revenue was 4.3% of sales in this year's first quarter and 4.2% in the same period last year. The total extended warranty revenue that is reported in total sales was 4.3% of sales in this year's first quarter versus 4.4% in the first quarter of last fiscal year.

For CarMax, gross dollar sales from all extended warranty programs were 3.8% of sales in the first quarter of fiscal 2002 compared with 4.0% in the same period last year. Third-party warranty revenue decreased to 1.7% of sales in this year's first quarter from 1.8% in the same period last year. The total extended warranty revenue that is reported in total sales was 1.7% of sales in the first quarter of fiscal 2002, compared with 1.8% in fiscal 2001.

Our operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Circuit City business has realized more of its net sales and net earnings in the final fiscal quarter, which includes the December holiday selling season, than in any other fiscal quarter. The CarMax business, however, has experienced more of its net sales in the first half of the fiscal year. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales, Buying and Warehousing

Our gross profit margin was 21.1% of sales in the first quarter of fiscal 2002, compared with 22.2% in the same period last year.

For Circuit City, the gross profit margin increased to 24.6% of sales in the first quarter from 24.4% in the same period last year. The improved margin reflects strong sales trends in technologies that are new to the consumer, such as digital televisions, digital cameras and camcorders, and softness in personal computer sales.

For CarMax, the gross profit margin decreased to 13.0% of sales in the first quarter of fiscal 2002 from 13.7% for the same period last year. Although we achieved our gross profit margin dollar targets per vehicle, higher average retails resulting from the growth in later-model used-car sales and higher-than-expected new-car sales generated the decline in the gross profit margin percentage.


Selling, General and Administrative Expenses

Our selling, general and administrative expense ratio was 20.0% in the first quarter of fiscal 2002, compared with 18.8% for the same period last year.

For Circuit City, the selling, general and administrative expense ratio was 25.4% of sales in the first quarter of fiscal 2002, compared with 21.2% for the same period last year. The increased expense ratio reflects lower comparable store sales, partly offset by cost efficiency initiatives and the contribution from Circuit City's credit operation. During the quarter, advertising expenditures were reduced in part by eliminating inefficient print distribution, while the effectiveness of the ads were improved through a change in format and creative approach. Also, credit operations exceeded our expectations during the quarter as funding costs declined more rapidly than yields, however, we do not expect this benefit to continue.

CarMax's selling, general and administrative expense ratio was 7.3% of sales in the first quarter of fiscal 2002, compared with 9.5% of sales for the same period last year. The expense ratio improvement reflects the significant expense leverage generated by the comparable sales growth. CarMax's finance operation also contributed to the improved ratio as lower funding costs generated higher spreads.

Net Earnings

Our net earnings decreased to $17.0 million for the first quarter of fiscal 2002 from $60.7 million in last year's first quarter.

Liquidity and Capital Resources

At May 31, 2001, our total assets were $3.81 billion. The inventory decrease of $25.8 million from the end of fiscal year 2001 reflects our increased focus on inventory management, partially offset by an increase in the CarMax group's inventory to support seasonal sales trends. Primarily because of the inventory decline, accounts payable has decreased $81.0 million since the end of fiscal 2001. As scheduled, we used existing working capital to repay a term loan totaling $130 million in June 2001. At May 31, 2001, we maintained a $150 million unsecured revolving credit facility and $360 million in committed seasonal lines that are renewed annually with various banks.

Circuit City's finance operation has a master trust securitization facility that allows the transfer of its private-label credit card receivables through private placement and the public market. As of May 31, 2001, the master trust program had a total program capacity of $1.18 billion. Circuit City's finance operation also has a master trust securitization facility related to its bankcard program. As of May 31, 2001, the bankcard master trust program had a total program capacity of $1.94 billion. These master trust vehicles permit further expansion of the securitization programs in both the public and private markets.

We also have an asset securitization program operated through a special purpose subsidiary on behalf of CarMax, through which we sell automobile loan receivables. This program had a capacity of $625 million as of May 31, 2001. On behalf of CarMax, we also have a public asset securitization program with a capacity of $280 million as of May 31, 2001, and a second public asset securitization program with a capacity of $562 million as of May 31, 2001. We anticipate that we will be able to expand these securitization programs to meet future needs.

In July 2001, we expect to offer publicly up to 8,625,000 shares, which includes the underwriters' over-allotment option of 1,125,000 shares, of CarMax group stock. The shares that will be sold in the offering are shares of CarMax group stock that have been reserved for the Circuit City group or for issuance to holders of Circuit City group stock. We intend to allocate the net proceeds from this offering, including any proceeds of shares issued upon exercise of the underwriters' over-allotment option, to the Circuit City group to be used for that group's general purposes, including the ongoing remodeling of the Circuit City Superstores.

We believe fiscal 2002 capital expenditures can be funded through a combination of internally generated cash, sale-leaseback transactions, operating leases, floor plan financing of CarMax inventory or proceeds from the public stock offering discussed above and that securitization transactions will finance any growth in receivables.



                           Forward-Looking Statements

This report on Form 10-Q, in particular Item 2-Management's Discussion and Analysis and Item 3-Disclosures About Market Risk, includes "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan" and similar expressions, and statements concerning our strategy, identify forward-looking statements. These forward-looking statements include statements regarding the expected financial position, business, financing plans, business prospects, revenues, working capital liquidity, capital needs, interest costs and income relating to the Circuit City group, the CarMax group and Circuit City Stores as a whole.

Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. The United States retail industry, and the specialty retail industry in particular, are dynamic by nature and have undergone significant changes in recent years. Our ability to anticipate and successfully respond to the continuing challenges of our industry is key to achieving our expectations. Important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements include:


     o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from competitors using similar or alternative methods or channels of distribution such as online and telephone shopping services and mail order;

     o changes in general U.S. or regional U.S. economic conditions including, but not limited to, consumer credit availability, consumer credit delinquency and default rates, interest rates, inflation, personal discretionary spending levels, trends in consumer retail spending, both in general and in our product categories, and consumer sentiment about the economy in general;

     o the presence or absence of, or consumer acceptance of, new products or product features in the merchandise categories we sell and changes in our actual merchandise sales mix;

     o significant changes in retail prices for products sold by either of our businesses;

     o lack of availability or access to sources of inventory for either of our businesses;

     o inability on the part of either of our businesses to liquidate excess inventory should excess inventory develop;

     o our inability to dispose of vehicles acquired through the appraisal process in our CarMax business at prices that allow us to recover our costs;

     o adverse conditions affecting the franchise relationships under which we operate the new-car dealerships of our CarMax business, including, labor or other production disruptions affecting particular manufacturers or vehicle models, the termination or non-renewal of any franchise agreement or awards by manufacturers of additional franchises in our markets;

     o failure to successfully implement sales and profitability improvement programs for our Circuit City Superstores, including our remodeling process;

     o our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;

     o changes in availability or cost of capital expenditure and working capital financing, including the availability of long-term financing to support development of our businesses and the availability of securitization financing;

     o changes in production or distribution costs or costs of materials for our advertising;

     o   availability of appropriate real estate locations for expansion;

     o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to Circuit City Stores or its competitors, the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws; and

     o   adverse results in significant litigation matters.

We believe our forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations.

                                     ITEM 3.

             Circuit City Stores, Inc. Quantitative and Qualitative
                          Disclosures About Market Risk


We centrally manage the private-label and bankcard revolving loan portfolios of Circuit City's finance operation and the automobile installment loan portfolio of CarMax's finance operation. Portions of these portfolios are securitized and, therefore, are not presented on the consolidated balance sheets. Interest rate exposure relating to these receivables represents a market risk exposure that we manage with matched funding and interest rate swaps.

As of May 31, 2001, the Circuit City finance operation's private-label and bankcard portfolios had not changed significantly since February 28, 2001. However, as a result of CarMax's growth, the automobile installment loan portfolio has increased.


Total principal outstanding for fixed-rate automobile loans at May 31 and February 28, 2001, was as follows:

(Amounts in millions)                          May 31      February 28
----------------------------------------------------------------------
Fixed-rate..................................   $1,357        $1,296

Financing for these receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Receivables held by Circuit City Stores for investment or sale are financed with working capital. Financings at May 31 and February 28, 2001, were as follows:



(Amounts in millions)                             May 31      February 28
-------------------------------------------------------------------------

Fixed-rate securitizations..................      $  842        $  984
Floating-rate securitizations
   synthetically altered to fixed...........         493           299
Floating-rate securitizations...............           2             1
Held by the Company:
   For investment*..........................          14             9
   For sale.................................           6             3
                                                  --------------------
Total .....................................       $1,357        $1,296
                                                  ====================

* Held by a bankruptcy remote special purpose company.


Because programs are in place to manage interest rate exposure relating to the installment loan portfolios, we expect to experience relatively little impact as interest rates fluctuate.

                                 Page 18 of 42


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                 May 31, 2001         Feb. 28, 2001
                                                                 -------------        -------------
                                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                       $      393,986        $     437,329
Net accounts receivable                                                429,552              451,099
Merchandise inventory                                                1,328,858            1,410,527
Prepaid expenses and other current assets                               68,382               55,317
                                                                --------------        -------------

Total current assets                                                 2,220,778            2,354,272

Property and equipment, net                                            789,516              796,789
Reserved CarMax group shares                                           311,701              292,179
Other assets                                                             9,051                9,319
                                                                --------------        -------------

TOTAL ASSETS                                                    $    3,331,046        $   3,452,559
                                                                ==============        =============

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                          $       11,428        $      24,237
Accounts payable                                                       713,136              820,077
Short-term debt                                                            224                  213
Accrued expenses and other current liabilities                         135,230              146,818
Deferred income taxes                                                   80,477               74,317
                                                                --------------        -------------

Total current liabilities                                              940,495            1,065,662

Long-term debt, excluding current installments                          22,906               33,080
Deferred revenue and other liabilities                                  87,600               85,329
Deferred income taxes                                                    9,954               11,329
                                                                --------------        -------------

TOTAL LIABILITIES                                                    1,060,955            1,195,400

GROUP EQUITY                                                         2,270,091            2,257,159
                                                                --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                              $    3,331,046        $   3,452,559
                                                                ==============        =============

See accompanying notes to group financial statements.

                                 Page 19 of 42


                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Statements of Earnings (Unaudited)
                             (Amounts in thousands)

                                                                               Three Months Ended
                                                                                     May 31
                                                                           2001                  2000
                                                                      --------------        -------------

Net sales and operating revenues                                      $    1,881,654        $   2,449,110

Cost of sales, buying and warehousing                                      1,419,261            1,851,310
                                                                      --------------        -------------

Gross profit                                                                 462,393              597,800
                                                                      --------------        -------------

Selling, general and administrative expenses                                 477,444              519,762

Interest expense                                                                 441                2,693
                                                                      --------------        -------------

Total expenses                                                               477,885              522,455
                                                                      --------------        -------------

(Loss) earnings before income taxes and income
    attributed to the reserved CarMax group shares                           (15,492)              75,345

Income tax (benefit) provision                                                (5,887)              28,631
                                                                      ---------------       -------------

(Loss) earnings before income attributed to
    the reserved CarMax group shares                                          (9,605)              46,714

Net earnings attributed to the reserved CarMax group shares                   19,740               10,409
                                                                      --------------        -------------

Net earnings                                                          $       10,135        $      57,123
                                                                      ==============        =============

See accompanying notes to group financial statements.

                                 Page 20 of 42


                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                        Three Months Ended
                                                                                              May 31
                                                                                     2001                  2000
                                                                                -------------         ------------
Operating Activities:
Net earnings                                                                    $      10,135         $     57,123
Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities of continuing operations:
    Net earnings attributed to the reserved CarMax group shares                       (19,740)             (10,409)
    Depreciation and amortization                                                      34,489               29,992
    (Gain) loss on sales of property and equipment                                       (959)                 545
    Deferred income taxes                                                               4,785               (2,195)
    Changes in operating assets and liabilities:
       Decrease in net accounts receivable                                             21,551               16,407
       Decrease (increase) in merchandise inventory                                    81,669             (129,816)
       Increase in prepaid expenses and other current assets                          (13,062)             (15,952)
       Decrease (increase) in other assets                                                242               (2,030)
       Decrease in accounts payable, accrued expenses
          and other current liabilities                                              (113,516)             (25,987)
       Increase (decrease) in deferred revenue and other liabilities                    2,271               (1,409)
                                                                                -------------         ------------
Net cash provided by (used in) operating activities
    of continuing operations                                                            7,865              (83,731)
                                                                                -------------         ------------


Investing Activities:
Purchases of property and equipment                                                   (29,505)             (29,874)
Proceeds from sales of property and equipment                                           3,248               17,471
                                                                                -------------         ------------
Net cash used in investing activities of continuing operations                        (26,257)             (12,403)
                                                                                -------------         ------------

Financing Activities:
Increase (decrease) in allocated short-term debt, net                                      11               (1,453)
Decrease in allocated long-term debt, net                                             (22,983)            (188,737)
Issuances of group equity, net                                                          7,102               17,577
Dividends paid                                                                         (3,621)              (3,570)
                                                                                -------------         ------------
Net cash used in financing activities of continuing operations                        (19,491)            (176,183)
                                                                                -------------         ------------

Cash used in discontinued operations                                                   (5,460)              (4,959)
                                                                                -------------         ------------

Decrease in cash and cash equivalents                                                 (43,343)            (277,276)
Cash and cash equivalents at beginning of year                                        437,329              633,952
                                                                                -------------         ------------
Cash and cash equivalents at end of period                                      $     393,986         $    356,676
                                                                                =============         ============

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The common stock of Circuit City Stores, Inc. consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City group stock is intended to reflect the performance of the Circuit City store-related operations, the shares of CarMax group stock reserved for the Circuit City group or for issuance to holders of Circuit City group stock and the Company's investment in Digital Video Express, which has been discontinued (see Note 6). The CarMax group stock is intended to reflect the performance of the CarMax group's operations. The reserved CarMax group shares represented 74.1% of the total outstanding and reserved shares, excluding shares reserved for CarMax employees' stock incentive plans, of CarMax group stock at May 31, 2001, 74.6% at February 28, 2001, and 74.7% at May 31, 2000. The Company allocates to the Circuit City group the portion of net earnings of the CarMax group attributed to the reserved CarMax group shares. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the SEC.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City group and the CarMax group for the purposes of preparing the financial statements, holders of Circuit City group stock and holders of CarMax group stock are shareholders of the Company and continue to be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the equity structure of the Company do not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. Neither shares of CarMax group stock nor shares of Circuit City group stock represent a direct equity or legal interest solely in the assets and liabilities allocated to a particular group. Instead, those shares represent direct equity and legal interests in the assets and liabilities of the Company. The results of operations or financial condition of one group could affect the results of operations or financial condition of the other group. Net losses of either group and dividends or distributions on, or repurchases of, Circuit City group stock or CarMax group stock will reduce funds legally available for dividends on, or repurchases of, both stocks. Accordingly, the Circuit City group financial statements included in this report should be read in conjunction with the Company's consolidated financial statements, the CarMax group financial statements and the Company's SEC filings.


2.   Accounting Policies

     The Circuit City group has accounted for the reserved CarMax group shares in a manner similar to the equity method of accounting. Accounting principles generally accepted in the United States of America require that the CarMax group be consolidated with the Circuit City group. Except for the effects of not consolidating the CarMax group with the Circuit City group, the financial statements of the Circuit City group conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2001 Annual Report on Form 10-K.

3.   Securitizations

     The Company enters into securitization transactions, which allow for the sale of credit card receivables to unrelated entities, to finance the consumer revolving credit receivables generated by Circuit City's finance operation. For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of Circuit City's finance operation. In these securitizations, the Company retains servicing rights and subordinated interests.

     At May 31, 2001, the total principal amount of loans managed was $2,599 million. Of the total loans, the principal amount of loans securitized was $2,558 million and the principal amount of loans held for sale was $41 million. The aggregate amount of loans that were 31 days or more delinquent was $176.4 million at May 31, 2001. The principal amount of losses net of recoveries amounted to $69.6 million for the three months ended May 31, 2001.

     The Company receives annual servicing compensation approximating 2% of the outstanding principal loan balance of the receivables and retains the rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The servicing fees specified in the credit card securitization agreements adequately compensate the finance operation for servicing the securitized assets. Accordingly, no servicing asset or liability has been recorded.

     The table below summarizes certain cash flows received from and paid to securitization trusts:

                                                                Three Months Ended
     (Amounts in thousands)                                         May 31, 2001
     ------------------------------------------------------------------------------
     Proceeds from new securitizations.........................       $174,200
     Proceeds from collections reinvested
       in previous credit card securitizations.................       $359,557
     Servicing fees received...................................       $ 13,326
     Other cash flows received on retained interests*..........       $ 44,215


     *This amount represents cash flows received from retained interests by the transferor other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

     In determining the fair value of retained interests, the Company estimates future cash flows using management's best estimates of key assumptions such as finance charge income, default rates, payment rates, forward yield curves and discount rates. The Company employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Accounts with a lower risk profile may qualify for promotional financing.

     Rights recorded for future finance income from serviced assets that exceed the contractually specified servicing fees are carried at fair value, amounted to $134.8 million at May 31, 2001, and are included in net accounts receivable. Gains of $37.1 million on sales were recorded for the three-month period ended May 31, 2001.

     The fair value of retained interests at May 31, 2001, was $254.5 million, with a weighted-average life ranging from 0.4 years to 2.5 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at May 31, 2001, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at May 31, 2001, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.


                                                                        Impact on Fair      Impact on Fair
                                                  Assumptions Used       Value of 10%        Value of 20%
     (Dollar amounts in thousands)                    (Annual)          Adverse Change      Adverse Change
     ------------------------------------------------------------------------------------------------------
     Payment rate............................      7.0 - 11.1%          $   10,267           $   18,412
     Default rate............................      7.8 - 15.4%          $   21,448           $   42,896
     Discount rate...........................      9.0 - 15.0%          $    2,636           $    5,230

4.   Financial Derivatives

     On behalf of the Circuit City group, the Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. In the first quarter of fiscal 2002, the Company did not enter into any new interest rate caps. At May 31, 2001, the total notional amount of interest rate caps outstanding was $839 million. Purchased interest rate caps are included in net accounts receivable with a fair value of $8.9 million as of May 31, 2001. Written interest rate caps are included in accounts payable with a fair value of $8.9 million as of May 31, 2001.

     The market and credit risks associated with interest rate caps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates and is directly related to the product type, agreement terms and transaction volume. The Company has entered into offsetting interest rate cap positions, and therefore, does not anticipate significant market risk arising from interest rate caps. Credit risk is the exposure to nonperformance of another party to an agreement. The Company mitigates credit risk by dealing with highly rated counterparties.

5.   Appliance Exit Costs

     On July 25, 2000, the Company announced plans to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. A product profitability analysis had indicated that the appliance category produced below-average profits. This analysis, combined with declining sales, expected increases in appliance competition and the Company's profit expectations for the consumer electronics and home office categories led to the decision to exit the major appliance category. To exit the appliance business, the Company closed six distribution centers and seven service centers in fiscal 2001 and expects to close two distribution centers and one service center by July 31, 2001. The majority of these closed properties are leased. The
     Company is in the process of marketing these properties to be subleased. The Company maintains control over Circuit City's in-home major appliance repair business, although repairs are subcontracted to an unrelated third party. In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30 million. The majority of these expenses are included in cost of sales, buying and warehousing on the fiscal 2001 statements of earnings.

     Approximately 850 employees have been terminated and approximately 100 employees will be terminated as locations close or consolidate. These reductions are mainly in the service, distribution and merchandising functions. Because severance is being paid to employees on a bi-weekly schedule based on years of service, cash payments lag job eliminations. The exit costs also include $17.8 million for lease termination costs and $5.0 million, net of salvage value, for the write-down of fixed assets.

                                                                      Expenses        Liability at
                                                      Total        Paid or Assets        May 31,
     (Amounts in millions)                          Exit Costs      Written Off           2001
     ----------------------------------------------------------------------------------------------
     Lease termination costs...................       $17.8           $  3.2             $14.6
     Fixed asset write-downs...................         5.0              5.0                 -
     Employee termination benefits.............         4.4              3.4               1.0
     Other.....................................         2.8              2.8                 -
                                                    -----------------------------------------------
     Appliance exit costs......................       $30.0           $ 14.4             $15.6
                                                    ===============================================



6.   Discontinued Operations

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations, but that existing, registered customers would be able to view discs during a two-year phase-out period. Discontinued operations have been segregated on the Circuit City group statements of cash flows. However, Divx is not segregated on the Circuit City group balance sheets.

     The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments. For the quarters ended May 31, 2001 and 2000, the discontinued Divx operations had no impact on the earnings of the Circuit City group.

     The net liabilities of the discontinued Divx operations, reflected in the accompanying group balance sheets as of May 31, 2001, and February 28, 2001, are comprised of the following:

     (Amounts in thousands)                                       May 31, 2001      Feb. 28, 2001
     --------------------------------------------------------------------------------------------
     Current assets............................................    $     37           $      8
     Property and equipment, net...............................           -                  -
     Other assets..............................................         298                324
     Current liabilities......................................      (22,043)           (27,522)
     Non-current liabilities..................................      (14,082)           (14,082)
                                                                   ------------------------------
     Net liabilities of discontinued operations................    $(35,790)          $(41,272)
                                                                   ==============================

7.   Recent Accounting Pronouncements

     In July 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives," which is effective for fiscal quarters beginning after December 15, 2001. The issue provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. The Company offers certain mail-in rebates that are currently recorded in cost of sales, buying and warehousing. However, the Company expects to reclassify these rebate expenses from cost of sales, buying and warehousing to net sales and operating revenues to be in compliance with EITF No. 00-14. For the quarter ended May 31, 2001, this reclassification would have increased the gross profit margin and the expense ratio by .15%. The Company does not expect the adoption of EITF No. 00-14 to have a material impact on the Circuit City group's financial position, results of operations or cash flows.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and No. 138, standardizes the accounting for derivative instruments and requires that an entity recognize those items as either assets or liabilities and measure them at fair value. The Company adopted SFAS No. 133 during the first quarter of fiscal year 2002 (see Note 4). Adoption of SFAS No. 133 did not have a material impact on the Circuit City group's financial position, results of operations or cash flows.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." While SFAS No. 140 carries over most of the provisions of SFAS No. 125, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for securitization transactions accounted for as sales. The Company adopted SFAS No. 140 during the first quarter of fiscal year 2002 (see Note 3). Adoption of SFAS No. 140 did not have a material impact on the Circuit City group's financial position, results of operations or cash flows.

8.   Reclassifications

     Certain previously reported amounts have been reclassified to conform with current-year presentation.

                                     ITEM 2.

            CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



In this discussion, "we," "our" and "Circuit City Stores" refer to Circuit City Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. "Circuit City business" and "Circuit City" refer to the retail operations bearing the Circuit City name and to all related operations such as product service and Circuit City's finance operation. "Circuit City group" refers to our businesses other than our CarMax business and includes the Circuit City consumer electronics business and the reserved CarMax group shares. "CarMax business," "CarMax" and "CarMax group" refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation.


Net Sales and Operating Revenues and General Comments

Total sales for the first quarter of fiscal 2002 were $1.88 billion, a decrease of 23% from $2.45 billion for the same period last year, reflecting the absence of major appliances, continued industry-wide weakness in personal computer sales and general softness in some other product categories. Circuit City continued to see strong sales growth in new technologies and product categories where selections were expanded as a result of the appliance exit. Comparable store sales, including all merchandise sales categories in all comparable stores, declined 25%. Excluding the appliance category, from which we completed our exit in the third quarter of fiscal 2001, comparable store sales declined 13%.

We plan to open approximately 15 Circuit City Superstores and relocate approximately 10 Circuit City Superstores in the current fiscal year. In the first quarter of fiscal 2002, we opened one Circuit City Superstore in the Las Vegas, Nevada, market and relocated one store in the Los Angeles, California, market. Our remodel plan for fiscal 2002 includes 24 Circuit City Superstores and will enable us to test two different remodel designs. We began the first set of remodels, which includes 10 stores in the Chicago market and two stores in the Norfolk, Virginia, market, during the first quarter of fiscal 2002. We expect costs for the first set of remodels, which is the more extensive of the two, to average approximately $1.5 million per store. We began the second set of remodels early in the second quarter of this fiscal year in the Washington/Baltimore market. We expect the second set to include 12 Superstores.


The table below details Circuit City retail units:

     ===================================================================================================================
                                                   Store Mix                         Estimate
                                  ---------------------------------------------
                                      May 31, 2001           May 31, 2000         Feb. 28, 2002        Feb. 28, 2001
     ===================================================================================================================
     Superstores                            594                    573                  609                   594
     -------------------------------------------------------------------------------------------------------------------
     Circuit City Express                    32                     43                   30                    35
     ===================================================================================================================
     TOTAL                                  626                    616                  639                   629
     ===================================================================================================================

Gross dollar sales from all extended warranty programs were 5.5% of sales in the first quarter of fiscal 2002 and 5.4% of sales in the first quarter of fiscal 2001. Third-party warranty revenue was 4.3% of sales in this year's first quarter and 4.2% in the same period last year. The total extended warranty revenue that is reported in total sales was 4.3% of sales in this year's first quarter versus 4.4% in the first quarter of last fiscal year.

The percentage of merchandise sales represented by each category is listed below:

======================================================================
                                              1st Quarter
                                  ------------------------------------
                                     Fiscal 2002       Fiscal 2001
======================================================================
======================================================================
Video                                    37%               32%
----------------------------------------------------------------------
Audio                                    17%               15%
----------------------------------------------------------------------
Information Technology                   36%               34%
----------------------------------------------------------------------
Entertainment                            10%                5%
----------------------------------------------------------------------
Appliances                               --                14%
======================================================================
 TOTAL                                  100%              100%
======================================================================

Circuit City's operations, in common with other retailers in general, are subject to seasonal influences. Historically, Circuit City has realized more of its net sales and net earnings in the final fiscal quarter, which includes the December holiday selling season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales, Buying and Warehousing

For the quarter ended May 31, 2001, Circuit City's gross profit margin increased to 24.6% of sales from 24.4% in the same period last year. The improved margin reflects strong sales trends in technologies that are new to the consumer, such as digital televisions, digital cameras and camcorders, and the softness in personal computer sales.

Selling, General and Administrative Expenses

Circuit City's selling, general and administrative expense ratio was 25.4% of sales in the first quarter of fiscal 2002, compared with 21.2% for the same period last year. The increased expense ratio reflects lower comparable store sales, partly offset by cost efficiency initiatives and the contribution from Circuit City's credit operation. During the quarter, advertising expenditures were reduced in part by eliminating inefficient print distribution, while the effectiveness of the ads were improved through a change in format and creative approach. Also, credit operations exceeded our expectations during the quarter as funding costs declined more rapidly than yields, however, we do not expect this benefit to continue.

(Loss) Earnings Before Income Attributed to the Reserved CarMax Group Shares

Excluding the income attributed to the reserved CarMax group shares, Circuit City incurred a loss for the first quarter of $9.6 million compared with earnings of $46.7 million for the same period last year.

Net Earnings Attributed to the Reserved CarMax Group Shares

During the first quarter of fiscal 2002, the net earnings attributed to the reserved CarMax group shares were $19.7 million compared with $10.4 million for the same period last year.

Net Earnings

Net earnings for the Circuit City group for the quarter ended May 31, 2001, were $10.1 million compared with $57.1 million in the same period last year.

Liquidity and Capital Resources

At May 31, 2001, the Circuit City group's total assets were $3.33 billion. The merchandise inventory decrease of $81.7 million reflects an increased focus on inventory management. Primarily because of the inventory decline, accounts payable has decreased $106.9 million since the end of fiscal 2001. As scheduled, we used existing working capital to repay a term loan totaling $130 million in June 2001. Payment of corporate debt will not necessarily reduce Circuit City group allocated debt. At May 31, 2001, we maintained a $150 million unsecured revolving credit facility and $360 million in seasonal lines that are renewed annually with various banks.

Circuit City's finance operation has a master trust securitization facility that allows the transfer of its private-label credit card receivables through private placement and the public market. As of May 31, 2001, the master trust program had a total program capacity of $1.18 billion. Circuit City's finance operation also has a master trust securitization facility related to its bankcard program. As of May 31, 2001, the bankcard master trust program had a total program capacity of $1.94 billion. These master trust vehicles permit further expansion of the securitization programs in both the public and private markets.

Circuit City relies on the external debt we allocate to the Circuit City group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. We manage all significant financial activities of the Circuit City business on a centralized basis. Circuit City's significant financial activities are dependent on our financial condition as a whole and include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate.

In July 2001, we expect to offer publicly up to 8,625,000 shares, which includes the underwriters' over-allotment option of 1,125,000 shares, of CarMax group stock. The shares that will be sold in the offering are shares of CarMax group stock that have been reserved for the Circuit City group or for issuance to holders of Circuit City group stock. We intend to allocate the net proceeds from this offering, including any proceeds of shares issued upon exercise of the underwriters' over-allotment option, to the Circuit City business to be used for that business' general purposes, including the ongoing remodeling of the Circuit City Superstores.

We believe that proceeds from sales of property and equipment and receivables, future increases in the Circuit City Stores' debt allocated to the Circuit City group, cash generated by operations and proceeds from the public stock offering discussed above will be sufficient to fund the capital expenditures and operations of the Circuit City business.



                           Forward-Looking Statements

This Circuit City Group Management's Discussion and Analysis and the Circuit City Group Disclosures about Market Risk below include "forward looking statements" within the meaning of the securities laws. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. See the subsection "Forward-Looking Statements" in Item 2 - Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operation and Financial Condition, beginning on page 16, for a review of important factors that could cause differences in our actual results.

                                     ITEM 3.

                 CIRCUIT CITY GROUP QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

We centrally manage the private-label and bankcard revolving loan portfolios of Circuit City's finance operation. Portions of these portfolios are securitized and, therefore, are not presented on the Circuit City group's balance sheets. Interest rate exposure relating to these receivables represents a market risk exposure that we manage with matched funding; therefore, we expect to experience relatively little impact as interest rates fluctuate.

As of May 31, 2001, the Circuit City finance operation's private-label and bankcard portfolios had not changed significantly since February 28, 2001.

                                 Page 29 of 42


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                               May 31, 2001          Feb. 28, 2001
                                                               ------------          -------------
                                                                (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                      $     10,515          $     8,802
Net accounts receivable                                             164,676              134,662
Inventory                                                           402,975              347,137
Prepaid expenses and other current assets                               531                2,306
                                                               ------------          -----------

Total current assets                                                578,697              492,907

Property and equipment, net                                         191,515              192,158
Other assets                                                         25,190               25,888
                                                               ------------          -----------

TOTAL ASSETS                                                   $    795,402          $   710,953
                                                               ============          ===========


LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                         $    120,986          $   108,151
Accounts payable                                                    108,455               82,483
Short-term debt                                                       2,616                  987
Accrued expenses and other current liabilities                       19,565               16,154
Deferred income taxes                                                19,490               18,162
                                                               ------------          -----------

Total current liabilities                                           271,112              225,937

Long-term debt, excluding current installments                       92,930               83,057
Deferred revenue and other liabilities                                6,854                6,836
Deferred income taxes                                                 3,573                3,620
                                                               ------------          -----------

TOTAL LIABILITIES                                                   374,469              319,450

GROUP EQUITY                                                        420,933              391,503
                                                               ------------          -----------

TOTAL LIABILITIES AND GROUP EQUITY                             $    795,402          $   710,953
                                                               ============          ===========

See accompanying notes to group financial statements.


                                  Page 30 of 42


                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Statements of Earnings (Unaudited)
                             (Amounts in thousands)

                                                                    Three Months Ended
                                                                          May 31
                                                                 2001                  2000
                                                             ------------          -----------

Net sales and operating revenues                             $    796,820          $   625,741

Cost of sales                                                     692,860              540,279
                                                             ------------          -----------

Gross profit                                                      103,960               85,462
                                                             ------------          -----------

Selling, general and administrative expenses                       58,550               59,444

Interest expense                                                    2,551                3,528
                                                             ------------          -----------

Total expenses                                                     61,101               62,972
                                                             ------------          -----------

Earnings before income taxes                                       42,859               22,490

Provision for income taxes                                         16,287                8,546
                                                             ------------          -----------

Net earnings                                                 $     26,572          $    13,944
                                                             ============          ===========

Net earnings attributed to:

    Circuit City group common stock                          $     19,740          $    10,409
    CarMax group common stock                                       6,832                3,535
                                                             ------------          -----------
                                                             $     26,572          $    13,944
                                                             ============          ===========

See accompanying notes to group financial statements.


                                 Page 31 of 42


                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                       Three Months Ended
                                                                                             May 31
                                                                                    2001                  2000
                                                                                ------------          -----------
Operating Activities:
Net earnings                                                                    $     26,572          $    13,944
Adjustments to reconcile net earnings to net
    cash used in operating activities:
    Depreciation and amortization                                                      4,693                4,576
    Deferred income taxes                                                              1,281                  777
    Changes in operating assets and liabilities:
       Increase in net accounts receivable                                           (30,014)             (12,681)
       Increase in inventory                                                         (55,838)             (29,883)
       Decrease (increase) in prepaid expenses and other current assets                1,775                 (281)
       Increase in other assets                                                           (5)                   -
       Increase in accounts payable, accrued expenses and other
         current liabilities                                                          32,428               15,539
       Increase (decrease) in deferred revenue and other liabilities                      18                  (66)
                                                                                ------------          -----------
Net cash used in operating activities                                                (19,090)              (8,075)
                                                                                ------------          -----------

Investing Activities:
Purchases of property and equipment                                                   (3,347)              (3,933)
                                                                                ------------          -----------
Net cash used in investing activities                                                 (3,347)              (3,933)
                                                                                ------------          -----------

Financing Activities:
Increase (decrease) in allocated short-term debt, net                                  1,629                 (133)
Increase in allocated long-term debt, net                                             22,708               13,472
(Repurchases) issuances of group equity, net                                            (187)                  58
                                                                                ------------          -----------
Net cash provided by financing activities                                             24,150               13,397
                                                                                ------------          -----------

Increase in cash and cash equivalents                                                  1,713                1,389
Cash and cash equivalents at beginning of year                                         8,802                9,981
                                                                                ------------          -----------
Cash and cash equivalents at end of period                                      $     10,515          $    11,370
                                                                                ============          ===========


See accompanying notes to group financial statements.

                                 Page 32 of 42


                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Notes to Group Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The common stock of Circuit City Stores, Inc. consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City group stock is intended to reflect the performance of the Circuit City store-related operations the shares of CarMax group stock reserved for the Circuit City group or for issuance to holders of Circuit City group stock and the Company's investment in Digital Video Express, which has been discontinued. The CarMax group stock is intended to reflect the performance of the CarMax group's operations. The reserved CarMax group shares represented 74.1% of the total outstanding and reserved shares, excluding shares reserved for CarMax employees' stock incentive plans, of CarMax group stock at May 31, 2001, 74.6% at February 28, 2001, and 74.7% at May 31, 2000. The Company allocates to the Circuit City group the portion of net earnings of the CarMax group attributed to the reserved CarMax group shares. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the SEC.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the CarMax group and the Circuit City group for the purposes of preparing the financial statements, holders of CarMax group stock and holders of Circuit City group stock are shareholders of the Company and continue to be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the equity structure of the Company do not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. Neither shares of CarMax group stock nor shares of Circuit City group stock represent a direct equity or legal interest solely in the assets and liabilities allocated to a particular group. Instead, those shares represent direct equity and legal interests in the assets and liabilities of the Company. The results of operations or financial condition of one group could affect the results of operations or financial condition of the other group. Net losses of either group and dividends or distributions on, or repurchases of, Circuit City group stock or CarMax group stock will reduce funds legally available for dividends on, or repurchases of, both stocks. Accordingly, the CarMax group financial statements included in this report should be read in conjunction with the Company's consolidated financial statements, the Circuit City group financial statements and the Company's SEC filings.


2.   Accounting Policies

     The financial statements of the CarMax group conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2001 Annual Report on Form 10-K.


3.   Securitizations

     The Company has asset securitization programs, operated through special purpose subsidiaries on behalf of the CarMax group, to finance the consumer installment credit receivables generated by CarMax's automobile loan finance operation. For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of CarMax's finance operation. In these securitizations, the Company retains servicing rights and subordinated interests.

     At May 31, 2001, the total principal amount of loans managed was $1,357 million. Of the total loans, the principal amount of loans securitized was $1,337 million and the principal amount of loans held for sale or investment was $20 million. The principal amount of loans that were 31 days or more delinquent was $17.4

                                 Page 33 of 42

     million at May 31, 2001. The principal amount of losses net of recoveries amounted to $1.9 million for the three months ended May 31, 2001.

     The Company receives annual servicing fees approximating 1% of the outstanding principal balance of the securitized automobile loans and retains the rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The servicing fees specified in the automobile loan securitization agreements adequately compensate the finance operation for servicing the accounts. Accordingly, no servicing asset or liability has been recorded.


     The table below summarizes certain cash flows received from and paid to securitization trusts:

                                                              Three Months Ended
     (Amounts in thousands)                                      May 31, 2001
     ---------------------------------------------------------------------------
     Proceeds from new securitizations.......................     $195,000
     Proceeds from collections reinvested
       in previous automobile loan securitizations...........     $ 91,464
     Servicing fees received.................................     $  3,252
     Other cash flows received on retained interests*........     $ 13,385

     *This amount represents cash flows received from retained interests by the transferor other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

     In determining the fair value of retained interests, the Company estimates future cash flows using management's best estimates of key assumptions such as finance charge income, default rates, prepayment rates and discount rates. The Company employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Accounts with a lower risk profile may qualify for promotional financing.

     Rights recorded for future finance income from serviced assets that exceed the contractually specified servicing fees are carried at fair value, amounted to $51.4 million at May 31, 2001, and are included in net accounts receivable. Gains of $13.1 million on sales were recorded for the three-month period ended May 31, 2001.

     The fair value of retained interests at May 31, 2001, was $84.2 million, with a weighted-average life ranging from 1.5 years to 1.8 years. The table below shows the key economic assumptions used in measuring the fair value of retained interests at May 31, 2001, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at May 31, 2001, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                                         Impact on Fair        Impact on Fair
                                                  Assumptions Used        Value of 10%          Value of 20%
     (Dollar amounts in thousands)                   (Annual)            Adverse Change        Adverse Change
     ---------------------------------------------------------------------------------------------------------
     Prepayment speed........................       1.5 - 1.6%              $ 1,739              $   4,122
     Default rate............................       1.0 - 1.2%              $ 1,547              $   3,098
     Discount rate...........................            12.0%              $   978              $   1,933

                                 Page 34 of 42

4.   Financial Derivatives

     On behalf of the CarMax group, the Company, in the first quarter of fiscal 2002, entered into three 40-month amortizing interest rate swaps related to auto loan receivable securitizations. These swaps had an initial notional amount of approximately $213 million. The total notional amount of all swaps related to the automobile loan receivable securitizations was $493 million at May 31, 2001, and $299 million at February 28, 2001. These swaps are used to better match funding costs and are recorded at fair market value. At May 31, 2001, these swaps totaled a net liability of $5.2 million and are included in accounts payable.

     The market and credit risks associated with interest rate swaps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates and is directly related to the product type, agreement terms and transaction volume. The Company does not anticipate significant market risk from swaps, because their use is to match funding costs to the use of the funding. Credit risk is the exposure to nonperformance of another party to an agreement. The Company mitigates credit risk by dealing with highly rated counterparties.

5.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and No. 138, standardizes the accounting for derivative instruments and requires that an entity recognize those items as either assets or liabilities and measure them at fair value. The Company adopted SFAS No. 133 during the first quarter of fiscal year 2002 (see Note 4). Adoption of SFAS No. 133 did not have a material impact on the CarMax group's financial position, results of operations or cash flows.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." While SFAS No. 140 carries over most of the provisions of SFAS No. 125, it provides new standards for reporting financial assets transferred as collateral and new standards for the derecognition of financial assets, in particular transactions involving the use of special purpose entities. SFAS No. 140 also prescribes additional disclosures for securitization transactions accounted for as sales. The Company adopted SFAS No. 140 during the first quarter of fiscal year 2002 (see Note 3). Adoption of SFAS No. 140 did not have a material impact on the CarMax group's financial position, results of operations or cash flows.

6.   Reclassifications

     Certain previously reported amounts have been reclassified to conform with current-year presentation.

                                     ITEM 2.

                CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In this discussion, "we," "our" and "Circuit City Stores" refer to Circuit City Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. "CarMax business," "CarMax" and "CarMax group" refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation.

Net Sales and Operating Revenues and General Comments

Total sales rose 27% for the quarter ended May 31, 2001, to $796.8 million from $625.7 million in last year's first quarter. CarMax's first quarter sales growth reflects continued strength in the core used-car business, increased average retails produced by a higher mix of later-model used-car sales and stronger-than-anticipated new-car sales. For most of the quarter, all CarMax locations were included in the comparable store sales calculations. CarMax's comparable store sales increased 27% in the first quarter compared with a 14% increase in the same prior year period.

CarMax plans moderate geographic growth through the addition of superstores in new mid-sized markets that can be served effectively with one CarMax superstore and additional satellite stores in existing multi-store markets. Mid-sized markets are those with populations of approximately 1 million to 2.5 million people. In late fiscal 2002, CarMax plans to open two superstores in the mid-sized markets of Sacramento, California, and Greensboro, North Carolina.

The table below details CarMax retail units:

=====================================================================================================================
                                         Stores Open At End of Quarter              Estimate
                                   -------------------------------------------
                                       May 31, 2001         May 31, 2000         Feb. 28, 2002         Feb. 28, 2001
=====================================================================================================================
  "C" and "B" Stores                        14                   14                    14                    14
---------------------------------------------------------------------------------------------------------------------
  "A" Stores                                17                   17                    19                    17
---------------------------------------------------------------------------------------------------------------------
  Prototype Satellite Stores                 4                    4                     4                     4
---------------------------------------------------------------------------------------------------------------------
  Stand-Alone New-Car Stores                 5                    5                     5                     5
=====================================================================================================================
TOTAL                                       40                   40                    42                    40
=====================================================================================================================

Gross dollar sales from all extended warranty programs were 3.8% of sales in the first quarter of fiscal 2002 compared with 4.0% in the same period last year. Third-party warranty revenue was 1.7% of sales in this year's first quarter compared with 1.8% in the same period last year. The total extended warranty revenue that is reported in total sales was 1.7% of sales in the first quarter fiscal 2002, compared with 1.8% in fiscal 2001.

The percentages of sales dollars and sales units represented by used and new vehicles for the first quarter are listed below:

       =====================================================================
                                               Three Months Ended
                                                     May 31
                                     ---------------------------------------
                                            2001               2000
       =====================================================================
       =====================================================================
       Vehicle Dollars:
       ---------------------------------------------------------------------
                   Used Vehicles              81%              80%
       ---------------------------------------------------------------------
                   New Vehicles               19%              20%
       =====================================================================
       =====================================================================
       Vehicle Units:
       ---------------------------------------------------------------------
                   Used Vehicles              87%              86%
       ---------------------------------------------------------------------
                   New Vehicles               13%              14%
       =====================================================================


CarMax's operations, in common with other retailers in general, are subject to seasonal influences. Historically, CarMax has experienced more of its net sales in the first half of the fiscal year. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales

The gross profit margin decreased to 13.0% of sales in the first quarter of fiscal 2002 from 13.7% for the same period last year. Although we achieved our gross profit margin dollar targets per vehicle, higher average retails resulting from the growth in later-model used-car sales and higher-than-expected new-car sales, generated the decline in the gross profit margin percentage.

Selling, General and Administrative Expenses

The selling, general and administrative expense ratio was 7.3% of sales in the first quarter of fiscal 2002, compared with 9.5% of sales for the same period last year. The expense ratio improvement reflects the significant expense leverage generated by the comparable sales growth. CarMax's finance operation also contributed to the improved ratio as lower funding costs generated higher spreads.

Net Earnings

During the first quarter, CarMax's net earnings increased 91% to $26.6 million from $13.9 million for the same period last year. The net earnings attributed to the CarMax group stock were $6.8 million for the first quarter of fiscal 2002, compared with $3.5 million for the same period last year.

Liquidity and Capital Resources

Total assets at May 31, 2001, were $795.4 million, an increase of $84.4 million, or 12%, from $711.0 million at February 28, 2001. Inventory increased $55.8 million to support seasonal sales trends. Net accounts receivable increased by $30.0 million, reflecting an increase in auto loans. As scheduled, we used existing working capital to repay a term loan totaling $130 million in June 2001. Payment of corporate debt will not necessarily reduce CarMax group allocated debt. At May 31, 2001, we maintained a $150 million unsecured revolving credit facility and $360 million in seasonal lines that are renewed annually with various banks.

We have an asset securitization program operated through a special purpose subsidiary on behalf of CarMax, through which we sell automobile loan receivables. This program had a capacity of $625 million as of May 31, 2001. On behalf of CarMax, we also have a public asset securitization program with a capacity of $280 million as of

May 31, 2001, and a second public asset securitization program with a capacity of $562 million as of May 31, 2001. We anticipate that we will be able to expand these securitization programs to meet future needs.

CarMax relies on the external debt we allocate to the CarMax group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. We manage all significant financial activities of the CarMax business on a centralized basis. CarMax's significant financial activities are dependent on our financial condition as a whole and include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate.

In July 2001, we expect to offer publicly up to 8,625,000 shares, which includes the underwriters' over-allotment option of 1,125,000 shares, of CarMax group stock. The shares that will be sold in the offering are shares of CarMax group stock that have been reserved for the Circuit City group or for issuance to holders of Circuit City group stock. We intend to allocate the net proceeds from this offering, including any proceeds of shares issued upon exercise of the underwriters' over-allotment option, to the Circuit City business to be used for that business' general purposes, including the ongoing remodeling of the Circuit City Superstores.

We believe that proceeds from sales of property and equipment and receivables, future increases in Circuit City Stores' debt allocated to the CarMax group, inter-group loans, floor plan financing and cash generated by operations will be sufficient to fund the capital expenditures and operations of the CarMax group's business.


                           Forward-Looking Statements


This CarMax Group Management's Discussion and Analysis and the CarMax Group Disclosures about Market Risk below include "forward looking statements" within the meaning of the securities laws. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. See the subsection "Forward-Looking Statements" in Item 2 - Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operation and Financial Condition, beginning on page 16, for a review of important factors that could cause differences in our actual results.

                                     ITEM 3.

                    CARMAX GROUP QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

We centrally manage the automobile installment loan portfolio of the CarMax finance operation. A portion of this portfolio is securitized and, therefore, is not presented on the CarMax group's balance sheets. Interest rate exposure relating to these receivables represents a market risk exposure that we manage with matched funding and interest rate swaps.

Total principal outstanding for fixed-rate automobile loans at May 31 and February 28, 2001, was as follows:

(Amounts in millions)                             May 31         February 28
--------------------------------------------------------------------------------
Fixed-rate.....................................   $1,357           $1,296

Financing for these receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Receivables held by Circuit City Stores for investment or sale are financed with working capital. Financings at May 31 and February 28, 2001, were as follows:

(Amounts in millions)                             May 31         February 28
--------------------------------------------------------------------------------

Fixed-rate securitizations.....................   $  842           $  984
Floating-rate securitizations
    synthetically altered to fixed.............      493              299
Floating-rate securitizations..................        2                1
Held by the Company:
    For investment*............................       14                9
    For sale...................................        6                3
                                                  ------           ------
Total..........................................   $1,357           $1,296
                                                  ======           ======

* Held by a bankruptcy remote special purpose company.


Because programs are in place to manage interest rate exposure relating to the installment loan portfolio, we expect to experience relatively little impact as interest rates fluctuate.

                           PART II. OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

             (a) The annual meeting of the Company's shareholders was held June 15, 2001.

             (b)     (i)       At the annual  meeting,  the  shareholders of the
                               Company  elected  Richard  N.  Cooper,  James  F.
                               Hardymon,  Hugh G. Robinson and Carolyn Y. Woo as
                               directors for three-year terms;  Robert S. Jepson
                               Jr. and Mikael  Salovaara for two-year terms; and
                               Richard  L.  Sharp  for  a  one-year   term.  The
                               elections were approved by the following votes:


=========================================================================

     Directors                   For                  Withheld
=========================================================================
=========================================================================
Richard N. Cooper            189,391,467             3,845,526
-------------------------------------------------------------------------
-------------------------------------------------------------------------
James F. Hardymon            189,139,370             4,097,623
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Hugh G. Robinson             189,386,461             3,850,532
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Carolyn Y. Woo               189,282,644             3,954,349
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Robert S. Jepson Jr.         189,420,066             3,816,927
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Mikael Salovaara             189,405,833             3,831,160
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Richard L. Sharp             190,767,316             2,469,677
=========================================================================

                    (ii) At the annual meeting, the shareholders of the Company voted against a shareholder proposal regarding a report on employment practices. This proposal was defeated by the following votes:


==================================================================================================
                                                                                    Broker
   Shareholder               For               Against           Abstain           Non-Votes
     Proposal         ============================================================================
                      ============================================================================
                          15,611,775         125,285,587        2,029,718         50,309,913
==================================================================================================


Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits


                    (3) (i)  Articles of Incorporation
                            (a) Amended and Restated Articles of Incorporation of Circuit City Stores, Inc., effective February 3, 1997, filed as Exhibit 3 (i)(a) to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended May 31, 1999 (File No. 1-5767), are expressly incorporated herein by this reference.

                            (b) Articles of Amendment to our Amended and Restated Articles of Incorporation, effective April 28, 1998, filed as Exhibit 3(i)(b) to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended May 31, 1999 (File No. 1-5767), are expressly incorporated herein by this reference.

                            (c) Articles of Amendment to our Amended and Restated Articles of Incorporation, effective June 22, 1999, filed as Exhibit 3(i)(c) to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended May 31, 1999 (File No. 1-5767), are expressly incorporated herein by this reference.



                    (3) (ii) Bylaws
                            (a) Bylaws of Circuit City Stores, Inc., as amended and restated April 11, 2000, filed as exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 (File No. 1-5767), are expressly incorporated herein by this reference.


                    (10)     Material Contracts
                            (a) Amendments effective June 15, 2001, to the Company's 2000 Non-Employee Directors Stock Incentive Plan, filed herewith.


              (b)   Reports on Form 8-K

                    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CIRCUIT CITY STORES, INC.




                             By:   s/ W. Alan McCollough
                                   -------------------------------------
                                   W. Alan McCollough
                                   President and
                                   Chief Executive Officer



                             By:   s/ Michael T. Chalifoux
                                   --------------------------------------
                                   Michael T. Chalifoux
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Corporate Secretary



                             By:   s/ Philip J. Dunn
                                   --------------------------------------
                                   Philip J. Dunn
                                   Senior Vice President, Treasurer,
                                   Corporate Controller and
                                   Chief Accounting Officer




July 6, 2001