Form 10-Q
period 2001-08-31
CIRCUIT CITY STORES INC
filed 2001-10-11
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 2001

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

           Yes    X                                No
               -------                                ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



                                     Class                                            Outstanding at September 30, 2001
-----------------------------------------------------------------------------         ---------------------------------
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                        36,271,561
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                             208,317,708



An Index is included on Page 2 and a separate Index for Exhibits is included on Page 43.






                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                Page
                                                                                                 No.
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Financial Statements:

                     Consolidated Balance Sheets -
                     August 31, 2001, and February 28, 2001                                        4

                     Consolidated Statements of Earnings -
                     Three Months and Six Months Ended August 31, 2001, and 2000                   5

                     Consolidated Statements of Cash Flows -
                     Six Months Ended August 31, 2001, and 2000                                    6

                     Notes to Consolidated Financial Statements                                    7

                  Circuit City Group Financial Statements:

                     Circuit City Group Balance Sheets -
                     August 31, 2001, and February 28, 2001                                       21


                     Circuit City Group Statements of Earnings -
                     Three Months and Six Months Ended August 31, 2001, and 2000                  22


                     Circuit City Group Statements of Cash Flows -
                     Six Months Ended August 31, 2001, and 2000                                   23

                     Notes to Circuit City Group Financial Statements                             24


                  CarMax Group Financial Statements:

                     CarMax Group Balance Sheets -
                     August 31, 2001, and February 28, 2001                                       33


                     CarMax Group Statements of Earnings -
                     Three Months and Six Months Ended August 31, 2001, and 2000                  34

                     CarMax Group Statements of Cash Flows -
                     Six Months Ended August 31, 2001, and 2000                                   35

                     Notes to CarMax Group Financial Statements                                   36


      Item 2.     Management's Discussion and Analysis:
                  -------------------------------------

                     Circuit City Stores, Inc. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                             15

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                             29


                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                             39



                                  Page 2 of 44


      Item 3.     Quantitative and Qualitative Disclosures About Market Risk:
                  -----------------------------------------------------------


                     Circuit City Stores, Inc. Quantitative and Qualitative Disclosures           20
                     About Market Risk

                     Circuit City Group Quantitative and Qualitative Disclosures                  32
                     About Market Risk

                     CarMax Group Quantitative and Qualitative Disclosures                        42
                     About Market Risk



PART II.             OTHER INFORMATION


      Item 6.        Exhibits and Reports on Form 8-K                                             43


                                  Page 3 of 44


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                   Aug. 31, 2001         Feb. 28, 2001
                                                                    (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                         $      823,654        $     446,131
Net accounts receivable                                                  600,600              585,761
Inventory                                                              1,560,461            1,757,664
Prepaid expenses and other current assets                                 41,692               57,623
                                                                  --------------        -------------

Total current assets                                                   3,026,407            2,847,179

Property and equipment, net                                              898,222              988,947
Other assets                                                              34,251               35,207
                                                                  --------------        -------------

TOTAL ASSETS                                                      $    3,958,880        $   3,871,333
                                                                  ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                            $      102,441        $     132,388
Accounts payable                                                         947,405              902,560
Short-term debt                                                            1,570                1,200
Accrued expenses and other current liabilities                           153,670              162,972
Deferred income taxes                                                    103,017               92,479
                                                                  --------------        -------------

Total current liabilities                                              1,308,103            1,291,599

Long-term debt, excluding current installments                            15,528              116,137
Deferred revenue and other liabilities                                    85,880               92,165
Deferred income taxes                                                     11,649               14,949
                                                                  --------------        -------------

TOTAL LIABILITIES                                                      1,421,160            1,514,850
                                                                  --------------        -------------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
   350,000,000 shares authorized; 208,260,121 shares
   issued and outstanding as of August 31, 2001                          104,130              103,510
CarMax Group common stock, $0.50 par value;
   175,000,000 shares authorized; 36,255,730 shares
   issued and outstanding as of August 31, 2001                           18,128               12,820
Capital in excess of par value                                           793,590              642,838
Retained earnings                                                      1,621,872            1,597,315
                                                                  --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                             2,537,720            2,356,483
                                                                  --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    3,958,880        $   3,871,333
                                                                  ==============        =============



See accompanying notes to consolidated financial statements.


                                  Page 4 of 44


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Six Months Ended
                                                                     August 31,                           August 31,
                                                              2001               2000              2001               2000
                                                         --------------     --------------     -------------     --------------
Net sales and operating revenues                         $    2,887,915     $    3,179,781     $   5,566,389     $    6,254,632
Cost of sales, buying and warehousing                         2,282,845          2,477,990         4,394,966          4,869,579
Appliance exit costs                                                  -             28,326                 -             28,326
                                                         --------------     --------------     -------------     --------------

Gross profit                                                    605,070            673,465         1,171,423          1,356,727
                                                         --------------     --------------     -------------     --------------

Selling, general and administrative expenses                    579,465            572,298         1,115,459          1,151,504
Appliance exit costs                                                  -              1,670                 -              1,670
Interest expense                                                  1,654              3,583             4,646              9,804
                                                         --------------     --------------     -------------     --------------
Total expenses                                                  581,119            577,551         1,120,105          1,162,978
                                                         --------------     --------------     -------------     --------------


Earnings before income taxes                                     23,951             95,914            51,318            193,749
Provision for income taxes                                        9,101             36,447            19,501             73,624
                                                         --------------     --------------     -------------     --------------
Net earnings                                             $       14,850     $       59,467     $      31,817     $      120,125
                                                         ==============     ==============     =============     ==============


Net earnings attributed to:

    Circuit City Group common stock                      $        6,822     $       55,341     $      16,957     $      112,464
    CarMax Group common stock                                     8,028              4,126            14,860              7,661
                                                         --------------     --------------     -------------     --------------

                                                         $       14,850     $       59,467     $      31,817     $      120,125
                                                         ==============     ==============     =============     ==============

Weighted average common shares:
    Circuit City Group:
       Basic                                                    205,329            203,770           205,133            203,318
                                                         ==============     ==============     =============     ==============
       Diluted                                                  206,924            205,494           206,208            205,686
                                                         ==============     ==============     =============     ==============
    CarMax Group:
       Basic                                                     29,877             25,550            27,905             25,534
                                                         ==============     ==============     =============     ==============
       Diluted                                                   32,025             26,956            29,864             26,937
                                                         ==============     ==============     =============     ==============

Net earnings per share attributed to:
    Circuit City Group common stock:
       Basic                                             $         0.03     $         0.27     $        0.08     $         0.55
                                                         ==============     ==============     =============     ==============
       Diluted                                           $         0.03     $         0.27     $        0.08     $         0.55
                                                         ==============     ==============     =============     ==============
    CarMax Group common stock:
       Basic                                             $         0.27     $         0.16     $        0.53     $         0.30
                                                         ==============     ==============     =============     ==============
       Diluted                                           $         0.25     $         0.15     $        0.50     $         0.28
                                                         ==============     ==============     =============     ==============

Dividends paid per share:
    Circuit City Group common stock                      $       0.0175     $       0.0175     $      0.0350     $       0.0350
                                                         ==============     ==============     =============     ==============
    CarMax Group common stock                            $            -     $            -     $           -     $            -
                                                         ==============     ==============     =============     ==============



See accompanying notes to consolidated financial statements.


                                  Page 5 of 44


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)


                                                                                         Six Months Ended
                                                                                            August 31,
                                                                                     2001                  2000
                                                                                -------------         ------------
Operating Activities:
Net earnings                                                                    $      31,817         $    120,125
Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities of
    continuing operations:
    Depreciation and amortization                                                      77,682               66,957
    (Gain) loss on sales of property and equipment                                     (4,742)                 898
    Deferred income taxes                                                               7,238               (6,389)
    Changes in operating assets and liabilities:
       Increase in net accounts receivable                                            (14,835)             (21,250)
       Decrease (increase) in inventory                                               197,203             (156,740)
       Decrease (increase) in prepaid expenses and other
          current assets                                                               15,936              (21,944)
       (Increase) decrease in other assets                                               (488)                 346
       Increase in accounts payable, accrued expenses and
          other current liabilities                                                    46,318               15,643
       Increase (decrease) in deferred revenue and other liabilities                    4,215               (3,818)
                                                                                -------------         ------------
Net cash provided by (used in) operating activities of
       continuing operations                                                          360,344               (6,172)
                                                                                -------------         ------------

Investing Activities:
Cash used in business acquisitions                                                          -               (1,325)
Purchases of property and equipment                                                   (91,468)             (97,475)
Proceeds from sales of property and equipment                                         110,644               41,068
                                                                                -------------         ------------
Net cash provided by (used in) investing activities of
    continuing operations                                                              19,176              (57,732)
                                                                                -------------         ------------

Financing Activities:
Proceeds from issuance of (payments on) short-term debt, net                              370                 (535)
Principal payments on long-term debt                                                 (130,556)            (175,874)
Issuances of Circuit City Group common stock, net                                      13,916               49,731
Issuances of CarMax Group common stock, net                                               500                1,168
Proceeds from CarMax Group stock offering, net                                        139,685                    -
Dividends paid on Circuit City Group common stock                                      (7,260)              (7,156)
                                                                                --------------        ------------
Net cash provided by (used in) financing activities
    of continuing operations                                                           16,655             (132,666)
                                                                                -------------         ------------

Cash used in discontinued operations                                                  (18,652)             (14,663)
                                                                                -------------         ------------

Increase (decrease) in cash and cash equivalents                                      377,523             (211,233)
Cash and cash equivalents at beginning of year                                        446,131              643,933
                                                                                -------------         ------------
Cash and cash equivalents at end of period                                      $     823,654         $    432,700
                                                                                =============         ============


See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation


     The common stock of Circuit City Stores, Inc. (the "Company") consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City Group stock is intended to reflect the performance of the Circuit City store-related operations, the shares of CarMax Group stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock and the Company's investment in Digital Video Express, which has been discontinued (see Note
     8). The CarMax Group stock is intended to reflect the performance of the CarMax Group's operations. The reserved CarMax Group shares are not outstanding CarMax Group common stock. Any net earnings attributed to the reserved CarMax Group shares are not included in the CarMax Group's earnings per share calculations. As of August 31, 2001, 66,052,258 shares of CarMax Group stock were reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock. The reserved CarMax Group shares represented 64.6 percent of the total outstanding and reserved shares, excluding shares reserved for CarMax employees' stock incentive plans, of CarMax Group stock at August 31, 2001, and 74.6 percent at both February 28, 2001, and August 31, 2000. The Company allocates to the Circuit City Group the portion of the net earnings of the CarMax Group attributed to the reserved CarMax Group shares. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the Securities and Exchange Commission.

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


2.   Accounting Policies


     The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2001 Annual Report on Form 10-K.

3.   Net Earnings per Share


     Reconciliations of the numerator and denominator of the basic and diluted net earnings per share calculations are presented below.

                                                                         Three Months Ended                 Six Months Ended
     (Amounts in thousands                                                   August 31,                        August 31,
     except per share data)                                            2001            2000              2001            2000
     --------------------------------------------------------------------------------------------------------------------------
     Circuit City Group:

     Weighted average shares....................................      205,329         203,770           205,133         203,318
     Dilutive potential shares:

        Options.................................................          824           1,033               469           1,618
        Restricted stock........................................          771             691               606             750
                                                                  ---------------------------       ---------------------------
     Weighted average shares and
        dilutive potential shares...............................      206,924         205,494           206,208         205,686
                                                                  ===========================       ===========================

     Net earnings available to shareholders.....................  $     6,822     $    55,341       $    16,957     $   112,464
     Basic net earnings per share ..............................  $      0.03     $      0.27       $      0.08     $      0.55
     Diluted net earnings per share ............................  $      0.03     $      0.27       $      0.08     $      0.55

     CarMax Group:
     Weighted average shares....................................       29,877          25,550            27,905          25,534
     Dilutive potential shares:
        Options.................................................        2,121           1,344             1,917           1,278
        Restricted stock........................................           27              62                42             125
                                                                  ---------------------------       ---------------------------
     Weighted average shares and
        dilutive potential shares...............................       32,025          26,956            29,864          26,937
                                                                  ===========================       ===========================

     Net earnings available to shareholders.....................  $     8,028     $     4,126       $    14,860     $     7,661
     Basic net earnings per share...............................  $      0.27     $      0.16       $      0.53     $      0.30
     Diluted net earnings per share.............................  $      0.25     $      0.15       $      0.50     $      0.28


     In a public offering completed during the second quarter, Circuit City Stores, Inc. sold 9,516,800 CarMax Group shares that had previously been reserved for the Circuit City Group. Because both the earnings allocation and the outstanding CarMax shares were adjusted to reflect the impact of the sale, net earnings per CarMax Group share were not diluted by the sale. With the impact of the offering, 70.7 percent of the CarMax Group's second quarter earnings and 72.5 percent of the CarMax Group's first-half earnings were allocated to the Circuit City Group. For the same periods last year,
     74.6 percent of the CarMax Group's earnings were allocated to the Circuit City Group. At the end of the second quarter, the reserved CarMax Group shares represented 64.6 percent of the total outstanding and reserved shares, excluding shares reserved for CarMax employees' stock incentive plans, of CarMax Group stock.

     Certain options were outstanding and not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares. For the three-month period ended August 31, 2001, options to purchase 6,798,996 shares of Circuit City Group stock at prices ranging from $17.25 to $43.03 per share were outstanding and not included in the calculation. For the three-month period ended August 31, 2000, options to purchase 5,614,789 shares of Circuit City Group stock at prices ranging from $34.84 to $47.53 per share were outstanding and not included in the calculation.

     For the three-month period ended August 31, 2001, options to purchase 7,899 shares of CarMax Group stock at $16.31 per share were outstanding and not included in the calculation. For the three-month period ended August 31, 2000, options to purchase 1,458,326 shares of CarMax Group stock at prices ranging from $3.91 to $16.31 per share were outstanding and not included in the calculation.


4.   Securitizations

     (A)  Credit Card Securitizations:


     The Company enters into securitization transactions, which allow for the sale of credit card receivables to unrelated entities, to finance the consumer revolving credit receivables generated by Circuit City's finance operation. For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of Circuit City's finance operation. In these securitizations, the Company retains servicing rights and subordinated interests. Provisions under the bankcard receivables master trust agreement provide recourse to the Company for any cash flow deficiencies on $105 million of the receivables sold. The Company believes as of August 31, 2001, no liability existed under the recourse provisions. As of August 31, 2001, the private-label master trust agreement had no recourse provisions.

     At August 31, 2001, the total principal amount of loans managed was $2,584 million. Of the total loans, the principal amount of loans securitized was $2,564 million, and the principal amount of loans held for sale was $20 million. The aggregate amount of loans that were 31 days or more delinquent was $187.2 million at August 31, 2001. The principal amount of losses net of recoveries amounted to $62.3 million for the three months ended August 31, 2001, and $131.9 million for the six-month period ended August 31, 2001.


     The Company receives annual servicing compensation approximating 2 percent of the outstanding principal loan balance of the receivables and retains the rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The servicing fees specified in the credit card securitization agreements adequately compensate the finance operation for servicing the securitized assets. Accordingly, no servicing asset or liability has been recorded.

     The table below summarizes certain cash flows received from and paid to securitization trusts:

                                                                 Three Months Ended    Six Months Ended
     (Amounts in thousands)                                        August 31, 2001      August 31, 2001
     -------------------------------------------------------------------------------------------------------
     Proceeds from new securitizations...........................    $   204,000          $   378,200
     Proceeds from collections reinvested
       in previous credit card securitizations...................    $   457,482          $   817,039
     Servicing fees received.....................................    $    12,581          $    25,907
     Other cash flows received on retained interests*............    $    49,721          $    93,936

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

     Rights recorded for future finance income from serviced assets that exceed the contractually specified servicing fees are carried at fair value, amounted to $132.1 million at August 31, 2001, and are included in net accounts receivable. Gains of $42.2 million on sales were recorded for the three-month period ended August 31, 2001; gains of $79.3 million on sales were recorded for the six-month period ended August 31, 2001.

     The fair value of retained interests at August 31, 2001, was $292.5 million, with a weighted-average life ranging from 0.17 years to 2.25 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at August 31, 2001, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at August 31, 2001, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.


                                                                       Impact on Fair        Impact on Fair
                                                Assumptions Used        Value of 10%          Value of 20%
     (Dollar amounts in thousands)                  (Annual)           Adverse Change        Adverse Change
     --------------------------------------------------------------------------------------------------------
     Payment rate...........................       6.9%-10.8%            $    8,798            $   16,626
     Default rate...........................       9.1%-19.4%            $   25,196            $   50,392
     Discount rate..........................       9.0%-15.0%            $    2,542            $    5,048



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

     At August 31, 2001, the total principal amount of loans managed was $1,434 million. Of the total loans, the principal amount of loans securitized was $1,412 million, and the principal amount of loans held for sale or investment was $22 million. The principal amount of loans that were 31 days or more delinquent was $18.8 million at August 31, 2001. The principal amount of losses net of recoveries amounted to $2.7 million for the three months ended August 31, 2001, and $4.6 million for the six-month period ended August 31, 2001.

     The Company receives annual servicing fees approximating 1 percent of the outstanding principal balance of the securitized automobile loans and retains the rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The servicing fees specified in the automobile loan securitization agreements adequately compensate the finance operation for servicing the accounts. Accordingly, no servicing asset or liability has been recorded.

     The table below summarizes certain cash flows received from and paid to securitization trusts:

                                                                       Three Months Ended    Six Months Ended
     (Amounts in thousands)                                              August 31, 2001      August 31, 2001
     --------------------------------------------------------------------------------------------------------
     Proceeds from new securitizations...........................         $   181,000           $   376,000
     Proceeds from collections reinvested
       in previous automobile loan securitizations...............         $   126,929           $   218,394
     Servicing fees received.....................................         $     3,485           $     6,737
     Other cash flows received on retained interests*............         $    17,186           $    30,572

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

     Rights recorded for future finance income from serviced assets that exceed the contractually specified servicing fees are carried at fair value, amounted to $61.2 million at August 31, 2001, and are included in net accounts receivable. Gains of $14.7 million on sales were recorded for the three-month period ended August 31, 2001; gains of $27.8 million on sales were recorded for the six-month period ended August 31, 2001

     The fair value of retained interests at August 31, 2001, was $91.3 million, with a weighted-average life ranging from 0.88 years to 1.63 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at August 31, 2001, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at August 31, 2001, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.


                                                                       Impact on Fair      Impact on Fair
                                                  Assumptions Used      Value of 10%        Value of 20%
     (Dollar amounts in thousands)                    (Annual)         Adverse Change      Adverse Change
     ------------------------------------------------------------------------------------------------------
     Prepayment speed........................       1.5%-1.6%            $  3,133             $   6,490
     Default rate............................       1.0%-1.2%            $  1,759             $   3,517
     Discount rate...........................           12.0%            $  1,248             $   2,468


5.   Financial Derivatives


     On behalf of the Circuit City Group, the Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. In the second quarter of fiscal 2002, the Company did not enter into any new interest rate caps. At August 31, 2001, the total notional amount of interest rate caps outstanding was $839 million. Purchased interest rate caps are included in net accounts receivable and had a fair value of $5.9 million as of August 31, 2001. Written interest rate caps are included in accounts payable and had a fair value of $5.9 million as of August 31, 2001.

     On behalf of the CarMax Group, the Company, in the second quarter of fiscal 2002, entered into three 40-month amortizing interest rate swaps related to auto loan receivable securitizations. These swaps had an initial notional amount of approximately $215 million. The total notional amount of all swaps related to the automobile loan receivable securitizations was $675 million at August 31, 2001, and $299 million at February 28, 2001. These swaps are used to better match funding costs and are recorded at fair value. At August 31, 2001, these swaps totaled a net liability of $10.3 million and are included in accounts payable.


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

6.   Appliance Exit Costs

     On July 25, 2000, the Company announced plans to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. A product profitability analysis had indicated that the appliance category produced below-average profits. This analysis, combined with declining sales, expected increases in appliance competition and the Company's profit expectations for the consumer electronics and home office categories led to the decision to exit the major appliance category. To exit the appliance business, the Company closed six distribution centers and seven service centers in fiscal 2001, one service center in August 2001 and one distribution center in September 2001 and expects to close one distribution center by the end of October 2001. The majority of these closed properties are leased. While the Company has entered into contracts to sublease some of these properties, it continues the process of preparing and marketing its remaining properties to be subleased. The Company maintains control over Circuit City's in-home major appliance repair business, although repairs are subcontracted to an unrelated third party. In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30 million. These expenses are reported separately on the fiscal 2001 statement of earnings.

     Approximately 890 employees have been terminated and approximately 60 employees will be terminated as a result of the exit from the appliance business. These reductions are mainly in the service, distribution and merchandising functions. Because severance is being paid to employees on a bi-weekly schedule based on years of service, cash payments lag job eliminations. The composition of the appliance exit cost accrual and the remaining liability at August 31, 2001, are presented below. The fixed-asset write-downs include appliance build-to-order kiosks in stores as well as non-salvageable fixed assets and leasehold improvements at the locations closed as part of the exit from the appliance business.


                                                                        Expenses       Liability at
                                                      Total          Paid or Assets     August 31,
     (Amounts in millions)                          Exit Costs        Written Off          2001
     -----------------------------------------------------------------------------------------------
     Lease termination costs...................       $17.8             $  4.2            $13.6
     Fixed asset write-downs, net..............         5.0                5.0                -
     Employee termination benefits.............         4.4                3.9              0.5
     Other.....................................         2.8                2.8                -
                                                    ------------------------------------------------
     Appliance exit costs......................       $30.0             $ 15.9            $14.1
                                                    ================================================


7.   Operating Segment Information


     The Company conducts business in two operating segments: Circuit City and CarMax. These segments are identified and managed by the Company based on the different products and services offered by each. Circuit City refers to the retail operations bearing the Circuit City name and to all related operations such as Circuit City's finance operation. This segment is engaged in the business of selling brand-name consumer electronics, information technology and entertainment software. CarMax refers to the used- and new-car retail locations bearing the CarMax name and to all related operations, such as CarMax's finance operation. Financial information for these segments for the three- and six-month periods ended August 31, 2001, and 2000, is presented below.

     Three Months Ended August 31, 2001
                                                                                               Total Operating
     (Amounts in thousands)                            Circuit City            CarMax              Segments
     ------------------------------------------------------------------------------------------------------------
     Revenues from external customers............... $    2,036,552        $   851,363       $    2,887,915
     Interest (income) expense......................           (432)             2,086                1,654
     Depreciation and amortization..................         33,888              4,612               38,500
     (Loss) earnings before income taxes............        (20,227)            44,178               23,951
     Income tax (benefit) provision.................         (7,686)            16,787                9,101
     Net (loss) earnings............................        (12,541)            27,391               14,850
     Total assets................................... $    3,264,090        $   694,453       $    3,958,543

                                 Page 12 of 44


     Three Months Ended August 31, 2000
                                                                                               Total Operating
     (Amounts in thousands)                            Circuit City            CarMax              Segments
     ----------------------------------------------------------------------------------------------------------
     Revenues from external customers............... $    2,506,220        $   673,561       $    3,179,781
     Interest expense...............................            625              2,958                3,583
     Depreciation and amortization..................         27,819              4,570               32,389
     Earnings before income taxes...................         69,671             26,243               95,914
     Provision for income taxes.....................         26,475              9,972               36,447
     Net earnings...................................         43,196             16,271               59,467
     Total assets................................... $    3,289,201        $   643,793       $    3,932,994

     Six Months Ended August 31, 2001
                                                                                               Total Operating
     (Amounts in thousands)                            Circuit City            CarMax              Segments
     ----------------------------------------------------------------------------------------------------------
     Revenues from external customers............... $    3,918,206        $ 1,648,183       $    5,566,389
     Interest expense...............................              9              4,637                4,646
     Depreciation and amortization..................         68,377              9,305               77,682
     (Loss) earnings before income taxes............        (35,719)            87,037               51,318
     Income tax (benefit) provision.................        (13,573)            33,074               19,501
     Net (loss) earnings............................        (22,146)            53,963               31,817
     Total assets................................... $    3,264,090        $   694,453       $    3,958,543


     Six Months Ended August 31, 2000
                                                                                               Total Operating
     (Amounts in thousands)                            Circuit City            CarMax              Segments
     ----------------------------------------------------------------------------------------------------------
     Revenues from external customers............... $    4,955,330        $ 1,299,302       $    6,254,632
     Interest expense...............................          3,318              6,486                9,804
     Depreciation and amortization..................         57,811              9,146               66,957
     Earnings before income taxes...................        145,016             48,733              193,749
     Provision for income taxes.....................         55,106             18,518               73,624
     Net earnings...................................         89,910             30,215              120,125
     Total assets................................... $    3,289,201        $   643,793       $    3,932,994


     Net (loss) earnings and total assets for Circuit City on the above tables exclude the reserved CarMax shares and the discontinued Divx operations, which are discussed in Note 8.


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


     The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments. For the quarters and six-month periods ended August 31, 2001, and 2000, the discontinued Divx operations had no impact on the earnings of Circuit City Stores, Inc.

     The net liabilities of the discontinued Divx operations, reflected in the accompanying consolidated balance sheets as of August 31, 2001, and February 28, 2001, are comprised of the following:

     (Amounts in thousands)                                    Aug. 31, 2001        Feb. 28, 2001
     ---------------------------------------------------------------------------------------------
     Current assets........................................    $        66           $         8
     Property and equipment, net...........................              -                     -
     Other assets..........................................            271                   324
     Current liabilities...................................        (19,326)              (27,522)
     Other liabilities.....................................         (3,582)              (14,082)
                                                               -----------------------------------
     Net liabilities of discontinued operations............    $   (22,571)          $   (41,272)
                                                               ===================================

9.   Recent Accounting Pronouncements


     In July 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives," which is effective for fiscal quarters beginning after December 15, 2001. The issue provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. The Company offers certain mail-in rebates that are currently recorded in cost of sales, buying and warehousing. However, the Company expects to reclassify these rebate expenses from cost of sales, buying and warehousing to net sales and operating revenues to be in compliance with EITF No. 00-14. For the quarter ended August 31, 2001, this reclassification would have increased the gross profit margin by 0.10 percent and the expense ratio by
     0.09 percent. For the six-month period ended August 31, 2001, the reclassification would have increased both the gross profit margin and the expense ratio by 0.09 percent. The Company does not expect the adoption of EITF No. 00-14 to have a material impact on its financial position, results of operations or cash flows.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, the pooling of interests method of accounting for business combinations is eliminated, requiring that all business combinations initiated after the effective date be accounted for using the purchase method. Also under SFAS No. 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncements. Other intangible assets that are identified to have finite useful lives will continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and will be subject to review when events or circumstances arise which indicate impairment. Application of the nonamortization provisions of SFAS No. 142 in fiscal 2003 is not expected to have a material impact on the financial position, results of operations or cash flows of the Company. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets, as outlined within the new pronouncements. Based on preliminary estimates as well as ongoing periodic assessments of goodwill, the Company does not expect to recognize any material impairment losses from these tests.

10.  Reclassifications

     Certain previously reported amounts have been reclassified to conform with current-year presentation.

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In this discussion, "we," "our" and "Circuit City Stores" refer to Circuit City Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. "Circuit City business" and "Circuit City" refer to the retail operations bearing the Circuit City name and to all related operations such as product service and Circuit City's finance operation. "Circuit City Group" refers to the Circuit City business and the reserved CarMax Group shares. "CarMax business," "CarMax" and "CarMax Group" refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation.


Net Sales and Operating Revenues and General Comments


Total sales for the second quarter of fiscal 2002 were $2.89 billion, a decrease of 9 percent from $3.18 billion for the same period last year. For the six months ended August 31, 2001, total sales were $5.57 billion, an 11 percent decrease from $6.25 billion for the same period last year. We experienced solid comparable store sales increases in digital and advanced technologies, such as digital televisions, and in new and expanded categories, such as digital imaging, video game hardware and software, DVD software and personal computer software, accessories and peripherals, added in the former appliance space. These increases were offset by the absence of major appliances, continued industry-wide weakness in personal computer sales and declines in sales of analog products and older technologies, caused in part by lower average retail sales. In the second quarter of fiscal 2002, our CarMax business continued a strong sales trend begun in fiscal 2001, with sales increasing 26 percent over the same period last year. Higher-than-anticipated sales were led by used-car sales growth driven by strong store traffic, better in-store execution and increases in average retails.

Comparable store sales changes for the second quarters of fiscal years 2002 and 2001 were as follows:

     ===================== =========================================
                                 2nd Quarter          Six Months
                           --------------------- -------------------
                              FY02       FY01      FY02       FY01
     ===================== ========== ========== ========= =========
     ===================== ========== ========== ========= =========

     Circuit City Group      (21%)        0%       (23%)       4%

     --------------------- ---------- ---------- --------- ---------
     --------------------- ---------- ---------- --------- ---------
     CarMax Group             27%        18%        27%       16%
     ===================== ========== ========== ========= =========



For Circuit City, comparable store sales declined 21 percent in the second quarter of fiscal 2002 and 23 percent for the six-month period ended August 31, 2001. Excluding the appliance category, from which we completed our exit in the third quarter of fiscal 2001, comparable store sales declined 9 percent in the second quarter of fiscal 2002 and 11 percent for the six-month period ended August 31, 2001. CarMax's comparable store sales increased 27 percent in the second quarter after an 18 percent increase in the same prior year period. CarMax's comparable store sales increased 27 percent for the six-month period ended August 31, 2001, after a 16 percent increase for the same period last year.

We plan to open 12 Circuit City Superstores and relocate nine Circuit City Superstores in the current fiscal year. In the first quarter of fiscal 2002, we opened one Circuit City Superstore in the Las Vegas, Nev., market and relocated one store in the Los Angeles, Calif., market. In the second quarter of fiscal 2002, we opened four Circuit City Superstores, in Boca Raton, Fla.; Dallas, Texas; St. Louis, Mo.; and Tampa, Fla., and relocated two stores in Louisville, Ky. and Tampa, Fla. Our remodels for fiscal 2002 include 24 Circuit City Superstores in which we are testing two different remodel designs. A more extensive approach is being conducted in 10 stores in the Chicago market and two stores in Virginia and a second, less costly version is being tested in 12 stores in the Washington, D.C., and Baltimore, Md., markets. The majority of the remodeling activities were completed by the end of the second quarter.

We expect CarMax's geographic growth over the next five years to primarily include the addition of superstores in new mid-sized markets that can be served effectively with one CarMax superstore and additional satellite stores in existing multi-store markets. Mid-sized markets are those with populations of approximately 1 million to 2.5 million people. In late fiscal 2002, we plan to open two CarMax superstores in the mid-sized markets of Sacramento, Calif., and Greensboro, N.C. In fiscal 2003, we plan to open four to six stores, and in fiscal years 2004 through 2006, we plan to open six to eight stores per year.

For Circuit City,  gross dollar sales from all extended  warranty  programs were
5.6 percent of sales in the second quarter of fiscal 2002 and 5.2 percent of sales in the second quarter of fiscal 2001. Third-party warranty revenue was 4.4 percent of sales in this year's second quarter and 4.1 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 4.3 percent of sales in the second quarter of both fiscal 2002 and 2001.

For CarMax, gross dollar sales from all extended warranty programs were 3.9 percent of sales in the second quarters of fiscal 2002 and fiscal 2001. Third-party warranty revenue was 1.7 percent of sales, and the total extended warranty revenue that is reported in total sales was 1.7 percent of sales in the second quarter of both years.

Our operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Circuit City business has realized more of its net sales and net earnings in the fourth quarter, which includes the December holiday selling season, than in any other fiscal quarter. The CarMax business, however, has experienced more of its net sales in the first half of the fiscal year. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.


Cost of Sales, Buying and Warehousing

Our gross profit margin was 21.0 percent of sales in the second quarter of fiscal 2002, compared with 21.2 percent in the same period last year. For the six months ended August 31, 2001, our gross profit margin was 21.0 percent compared with 21.7 percent in the same period last year.

For Circuit City, the gross profit margin increased to 24.4 percent of sales in the second quarter from 23.3 percent in the same period last year. Excluding appliance merchandise markdowns of $7.0 million and one-time exit costs in last year's second quarter, last year's second quarter gross profit margin was 24.7 percent. The reduction in gross profit margin, when the appliance impact is excluded, in part reflects a brief supply constraint as we made a transition in DIRECTV inventory during the quarter as well as slower wireless communications sales early in the quarter. The DIRECTV supply issues have since been resolved and both of these high-margin service businesses were performing well as the quarter ended. For the six months ended August 31, 2001, the gross profit margin was 24.5 percent compared with 23.8 percent in the same period last year. Excluding the impact of the appliance exit in the first half of last year, the gross profit margin for the six-month period of last year was 24.5 percent.

For CarMax, the gross profit margin was 12.7 percent of sales in the second quarter of fiscal 2002 versus 13.4 percent for the same period last year. For the six months ended August 31, 2001, the gross profit margin was 12.9 percent, compared with 13.5 percent in the same period last year. We achieved our gross profit margin dollar targets per vehicle; however, higher average retails generated a decline in the gross profit margin on a percentage basis.



Selling, General and Administrative Expenses

Our selling, general and administrative expense ratio was 20.7 percent in the second quarter of fiscal 2002, compared with 18.1 percent for the same period last year. For the six-month period ended August 31, 2001, the Company's selling, general, and administrative expense ratio was 20.0 percent compared with 18.4 percent for the same period last year.


For Circuit City, the selling, general and administrative expense ratio was 25.4 percent of sales in the second quarter of fiscal 2002, compared with 20.5 percent for the same period last year. The prior year's second quarter expense ratio includes $1.7 million of one-time appliance exit costs. Excluding these costs, the second quarter expense ratio for fiscal 2001 was 20.4 percent. The increased expense ratio in fiscal 2002 is primarily a function of lower comparable store sales. In addition, remodeling costs were higher in the second quarter of fiscal 2002, as most of the costs associated with last year's full remodels in Florida were incurred in the third quarter of fiscal 2001. Although advertising expense was higher in this year's second quarter, it did not increase for the first six months of fiscal 2002, reflecting a shift in the timing of our spending. Partially offsetting these factors, the funding cost of Circuit City's finance operation declined more rapidly than yields during both the first and second quarters. For the six-month period ended August 31, 2001, the Company's selling, general, and administrative expense ratio was 25.4 percent compared with 20.8 percent for the same period last year.

CarMax's selling, general and administrative expense ratio decreased to 7.3 percent of sales in the second quarter of fiscal 2002 from 9.1 percent of sales for the same period last year. For the six-month period ended August 31, 2001, the ratio was 7.3 percent of sales compared with 9.3 percent for the same period last year. Similar to the first quarter of this year, the expense ratio improvement reflects the significant expense leverage generated by comparable store sales growth. CarMax's finance operation also contributed to the improved ratio as lower funding costs generated higher spreads.


Net Earnings


Net earnings for the Company decreased to $14.9 million in the second quarter of fiscal 2002 from $59.5 million in last year's second quarter. For the six-month period ended August 31, 2001, net earnings for the Company decreased to $31.8 million from $120.1 million for the same period last year. These decreases reflect lower earnings for the Circuit City business, partly offset by earnings increases achieved by the CarMax business.

In a public offering completed during the second quarter, the Company sold 9.5 million CarMax Group shares that had previously been reserved for the Circuit City Group. Because both the earnings allocation and the outstanding CarMax shares were adjusted to reflect the impact of the sale, net earnings per CarMax Group share were not diluted by the sale. With the impact of the offering, 70.7 percent of the CarMax Group's second quarter earnings and 72.5 percent of the CarMax Group's first-half earnings were allocated to the Circuit City Group. For the same periods last year, 74.6 percent of the CarMax Group's earnings were allocated to the Circuit City Group. At the end of the second quarter, the reserved CarMax Group shares represented 64.6 percent of the total outstanding and reserved shares, excluding shares reserved for CarMax employees' stock incentive plans, of CarMax Group stock.

For the Circuit City business, the loss before income attributed to the reserved CarMax Group shares was $12.5 million, or 6 cents per share, in the second quarter of fiscal 2002 compared with earnings of $43.2 million, or 21 cents per share, in last year's second quarter. For the first half of the year, the Circuit City business had a loss of $22.1 million, or 11 cents per share, in fiscal 2002 compared with earnings of $89.9 million, or 44 cents per share, in fiscal 2001. Excluding the fiscal 2001 non-recurring costs associated with the exit from the appliance business, earnings before income attributed to the reserved CarMax Group shares were $66.1 million, or 32 cents per share in the second quarter of last year and $112.8 million, or 55 cents per share, in the first six months of last year.

The net earnings attributed to the reserved CarMax Group shares were $19.4 million in the second quarter of this year compared with $12.1 million in last year's second quarter, and $39.1 million in the first half of this year compared with $22.6 million in last year's first half.

Net earnings of the Circuit City Group were $6.8 million, or 3 cents per share, in the second quarter of fiscal 2002 versus $55.3 million, or 27 cents per share, in the second quarter of fiscal 2001. For the first half of the year, net earnings of the Circuit City Group were $17.0 million, or 8 cents per share, in the current fiscal year compared with $112.5 million, or 55 cents per share, last year.

For the CarMax business, net earnings were $27.4 million in the second quarter of fiscal 2002 compared with net earnings of $16.3 million in last year's second quarter. For the first half of the year, the CarMax business had net earnings of $54.0 million in fiscal 2002 compared with $30.2 million in fiscal 2001.

Net earnings attributed to the CarMax Group common stock were $8.0 million, or 25 cents per share, in the second quarter of fiscal 2002 compared with $4.1 million, or 15 cents per share, in the second quarter of last year. For the first half of the year, net earnings attributed to the CarMax Group common stock were $14.9 million, or 50 cents per share, in the current year compared with $7.7 million, or 28 cents per share, last year.

For the quarter and the six months, net earnings attributed to the CarMax Group stock grew faster than total net earnings and net earnings per CarMax Group share because of the impact of the sale of CarMax Group stock by the Company during the quarter.


Liquidity and Capital Resources


Net fixed assets decreased $90.7 million primarily as a result of the CarMax sale-leaseback transaction in this year's second quarter. The inventory decrease of $197.2 million reflects an increased focus on inventory management in our Circuit City business, as well as the decline in Circuit City comparable store sales for the first half of this fiscal year. This decrease is partially offset by an increase in the CarMax Group's inventory in an effort to hold new-car inventories higher over the summer to assure the availability of competitively priced current model-year vehicles during the fall model changeover period. Accounts payable has increased $44.8 million from the end of fiscal 2001 as we extended vendor payment terms in our Circuit City business. As scheduled, we used existing working capital to repay a term loan totaling $130 million in June 2001. At August 31, 2001, we maintained a $150 million unsecured revolving credit facility and $195 million in committed seasonal lines of credit that are renewed annually with various banks.


Circuit City's finance operation has a master trust securitization facility that allows the transfer of its private-label credit card receivables through private placement and the public market. As of August 31, 2001, the master trust program had a total program capacity of $1.29 billion. Circuit City's finance operation also has a master trust securitization facility related to its bankcard program. As of August 31, 2001, the bankcard master trust program had a total program capacity of $2.15 billion. These master trust vehicles permit further expansion of the securitization programs in both the public and private markets.


We also have an asset securitization program operated through a special purpose subsidiary on behalf of CarMax, through which we sell automobile loan receivables. This program had a capacity of $800 million as of August 31, 2001. On behalf of CarMax, we also have two public asset securitization programs under which we originally securitized $1.30 billion of auto loan receivables. As of August 31, 2001, the two public asset securitization programs had a capacity of $736 million. We anticipate that we will be able to expand or enter into new arrangements comparable to these securitization programs to meet future needs.

During the second quarter, we completed the public offering of 9,516,800 shares, including the underwriters' over-allotment option of 666,800 shares, of CarMax Group stock. The shares sold in the offering are shares of CarMax Group stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock. We allocated the net proceeds of $139.7 million from this offering to the Circuit City Group to be used for general purposes of the Circuit City business, including the remodeling of Circuit City Superstores.

In August 2001, CarMax entered into a sale-leaseback transaction with Capital Automotive Real Estate Investment Trust covering nine superstore properties valued at $102.4 million. This transaction was the first sale-leaseback for CarMax without Circuit City guarantees. It was entered into at competitive rates and structured with an initial lease term of 15 years with two 10-year renewal options.

We believe fiscal 2002 capital expenditures will continue to be funded through a combination of internally generated cash, sale-leaseback transactions, operating leases, floor plan financing of CarMax inventory or proceeds from the public stock offering discussed above and that securitization transactions will finance any growth in receivables.

                           Forward-Looking Statements

This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in our SEC filings, including our report on Form 10-Q for the quarter ended May 31, 2001.

                                     ITEM 3.

             Circuit City Stores, Inc. Quantitative and Qualitative
                          Disclosures About Market Risk


We centrally manage the market risk associated with the private-label and bankcard revolving loan portfolios of Circuit City's finance operation and the automobile installment loan portfolio of CarMax's finance operation. Portions of these portfolios are securitized and, therefore, are not presented on the consolidated balance sheets. Interest rate exposure relating to these receivables represents a market risk exposure that we manage with matched funding and interest rate swaps.

As of August 31, 2001, the composition of the Circuit City finance operation's private-label and bankcard portfolios had not changed significantly since February 28, 2001. However, as a result of CarMax's growth and the amortization of loans funded through public securitizations, the composition of the automobile installment loan portfolio has changed significantly.


Total principal outstanding for fixed-rate automobile loans at August 31 and February 28, 2001, was as follows:

(Amounts in millions)                         August 31          February 28
----------------------------------------------------------------------------
Fixed-rate...............................        $1,434              $1,296


Financing  for  these   automobile   receivables   is  achieved   through  asset
securitization programs that, in turn, issue both fixed- and floating-rate securities. Receivables held by Circuit City Stores for investment or sale are financed with working capital. Financings at August 31 and February 28, 2001, were as follows:




(Amounts in millions)                         August 31          February 28
----------------------------------------------------------------------------

Fixed-rate securitizations...............   $       736            $     984
Floating-rate securitizations
   synthetically altered to fixed........           675                  299
Floating-rate securitizations............             1                    1
Held by the Company:
   For investment*.......................            19                    9
   For sale..............................             3                    3
                                            --------------------------------
Total ...................................   $     1,434            $   1,296
                                            ================================

* Held by a bankruptcy remote special purpose company.


Because programs are in place to manage interest rate exposure relating to the installment loan portfolios, we expect to experience relatively little impact as interest rates fluctuate.


                                 Page 20 of 44


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                             Aug. 31, 2001        Feb. 28, 2001
                                                              (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                   $      799,097        $     437,329
Net accounts receivable                                            439,976              451,099
Merchandise inventory                                            1,173,558            1,410,527
Prepaid expenses and other current assets                           39,734               55,317
                                                            --------------        -------------

Total current assets                                             2,452,365            2,354,272


Property and equipment, net                                        801,592              796,789
Reserved CarMax Group shares                                       290,241              292,179
Other assets                                                        10,470                9,319
                                                            --------------        -------------

TOTAL ASSETS                                                $    3,554,668        $   3,452,559
                                                            ==============        =============

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                      $       14,659        $      24,237
Accounts payable                                                   848,229              820,077
Short-term debt                                                        211                  213
Accrued expenses and other current liabilities                     129,220              146,818
Deferred income taxes                                               81,666               74,317
                                                            --------------        -------------

Total current liabilities                                        1,073,985            1,065,662

Long-term debt, excluding current installments                      14,702               33,080
Deferred revenue and other liabilities                              78,909               85,329
Deferred income taxes                                                8,122               11,329
                                                            --------------        -------------

TOTAL LIABILITIES                                                1,175,718            1,195,400

GROUP EQUITY                                                     2,378,950            2,257,159
                                                            --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                          $    3,554,668        $   3,452,559
                                                            ==============        =============

See accompanying notes to group financial statements.


                                 Page 21 of 44


                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Statements of Earnings (Unaudited)
                             (Amounts in thousands)


                                                                 Three Months Ended                    Six Months Ended
                                                                     August 31,                           August 31,
                                                               2001               2000              2001               2000
                                                         --------------     --------------     -------------     --------------

Net sales and operating revenues                         $    2,036,552     $    2,506,220     $   3,918,206     $    4,955,330


Cost of sales, buying and warehousing                         1,540,008          1,894,978         2,959,269          3,746,288


Appliance exit costs                                                  -             28,326                 -             28,326
                                                         --------------     --------------     -------------     --------------

Gross profit                                                    496,544            582,916           958,937          1,180,716
                                                         --------------     --------------     -------------     --------------

Selling, general and administrative expenses                    517,203            510,950           994,647          1,030,712


Appliance exit costs                                                  -              1,670                 -              1,670


Interest (income) expense                                          (432)               625                 9              3,318
                                                         --------------     --------------     -------------     --------------


Total expenses                                                  516,771            513,245           994,656          1,035,700
                                                         --------------     --------------     -------------     --------------

(Loss) earnings before income taxes and
    income attributed to the reserved
    CarMax Group shares                                         (20,227)            69,671           (35,719)           145,016

Income tax (benefit) provision                                   (7,686)            26,475           (13,573)            55,106
                                                         --------------     --------------     -------------     --------------

(Loss) earnings before income attributed to
    the reserved CarMax Group shares                            (12,541)            43,196           (22,146)            89,910


Net earnings attributed to the reserved
    CarMax Group shares                                          19,363             12,145            39,103             22,554
                                                         --------------     --------------     -------------     --------------

Net earnings                                             $        6,822     $       55,341     $      16,957     $      112,464
                                                         ==============     ==============     =============     ==============


See accompanying notes to group financial statements.


                                 Page 22 of 44



                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                         Six Months Ended
                                                                                            August 31,
                                                                                     2001                 2000
                                                                                -------------         ------------
Operating Activities:
Net earnings                                                                    $      16,957         $    112,464
Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities of continuing operations:
    Net earnings attributed to the reserved CarMax Group shares                       (39,103)             (22,554)
    Depreciation and amortization                                                      68,377               57,811
    (Gain) loss on sales of property and equipment                                     (4,742)                 725
    Deferred income taxes                                                               4,142              (10,218)
    Changes in operating assets and liabilities:
       Decrease (increase) in net accounts receivable                                  11,127              (39,770)
       Decrease (increase) in merchandise inventory                                   236,969             (153,529)
       Decrease (increase) in prepaid expenses and other current assets                15,588              (21,769)
       (Increase) decrease in other assets                                             (1,204)                 346
       Increase in accounts payable, accrued expenses
          and other current liabilities                                                18,284               14,150
       Increase (decrease) in deferred revenue and other liabilities                    4,080               (3,666)
                                                                                -------------         ------------
Net cash provided by (used in) operating activities
    of continuing operations                                                          330,475              (66,010)
                                                                                -------------         ------------

Investing Activities:
Purchases of property and equipment                                                   (82,738)             (90,922)
Proceeds from sales of property and equipment                                          14,300               29,032
                                                                                -------------         ------------
Net cash used in investing activities of continuing operations                        (68,438)             (61,890)
                                                                                -------------         ------------

Financing Activities:
Decrease in allocated short-term debt, net                                                 (2)                (496)
Decrease in allocated long-term debt, net                                             (27,956)            (107,658)
Issuances of group equity, net                                                         13,916               49,731
Allocated proceeds from CarMax Group stock offering, net                              139,685                    -
Dividends paid                                                                         (7,260)              (7,156)
                                                                                -------------         ------------
Net cash provided by (used in) financing activities
    of continuing operations                                                          118,383              (65,579)
                                                                                -------------         ------------

Cash used in discontinued operations                                                  (18,652)             (14,663)
                                                                                -------------         ------------

Increase (decrease) in cash and cash equivalents                                      361,768             (208,142)
Cash and cash equivalents at beginning of year                                        437,329              633,952
                                                                                -------------         ------------
Cash and cash equivalents at end of period                                      $     799,097         $    425,810
                                                                                =============         ============

See accompanying notes to group financial statements.

                                 Page 23 of 44


                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements
                                   (Unaudited)


1.   Basis of Presentation


     The common stock of Circuit City Stores, Inc. (the "Company") consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City Group stock is intended to reflect the performance of the Circuit City store-related operations, the shares of CarMax Group stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock and the Company's investment in Digital Video Express, which has been discontinued (see Note
     6). The CarMax Group stock is intended to reflect the performance of the CarMax Group's operations. The reserved CarMax Group shares represented
     64.6 percent of the total outstanding and reserved shares, excluding shares reserved for CarMax employees' stock incentive plans, of CarMax Group stock at August 31, 2001, and 74.6 percent at both February 28, 2001, and August 31, 2000. The Company allocates to the Circuit City Group the portion of net earnings of the CarMax Group attributed to the reserved CarMax Group shares. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the Securities and Exchange Commission.

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


2.   Accounting Policies


     The Circuit City Group has accounted for the reserved CarMax Group shares in a manner similar to the equity method of accounting. Accounting principles generally accepted in the United States of America require that the CarMax Group be consolidated with the Circuit City Group. Except for the effects of not consolidating the CarMax Group with the Circuit City Group, the financial statements of the Circuit City Group conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2001 Annual Report on Form 10-K.


3.   Securitizations


     The Company enters into securitization transactions, which allow for the sale of credit card receivables to unrelated entities, to finance the consumer revolving credit receivables generated by Circuit City's finance operation. For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of Circuit City's finance operation. In these securitizations, the Company retains servicing rights and subordinated interests. Provisions under the bankcard receivables master trust agreement provide

                                 Page 24 of 44

     recourse to the Company for any cash flow deficiencies on $105 million of the receivables sold. The Company believes as of August 31, 2001, no liability existed under the recourse provisions. As of August 31, 2001, the private-label master trust agreement had no recourse provisions.

     At August 31, 2001, the total principal amount of loans managed was $2,584 million. Of the total loans, the principal amount of loans securitized was $2,564 million, and the principal amount of loans held for sale was $20 million. The aggregate amount of loans that were 31 days or more delinquent was $187.2 million at August 31, 2001. The principal amount of losses net of recoveries amounted to $62.3 million for the three months ended August 31, 2001, and $131.9 million for the six-month period ended August 31, 2001.

     The Company receives annual servicing compensation approximating 2 percent of the outstanding principal loan balance of the receivables and retains the rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The servicing fees specified in the credit card securitization agreements adequately compensate the finance operation for servicing the securitized assets. Accordingly, no servicing asset or liability has been recorded.

     The table below summarizes certain cash flows received from and paid to securitization trusts:

                                                              Three Months Ended     Six Months Ended
     (Amounts in thousands)                                     August 31, 2001       August 31, 2001
     ------------------------------------------------------------------------------------------------
     Proceeds from new securitizations......................      $   204,000           $   378,200
     Proceeds from collections reinvested
       in previous credit card securitizations..............      $   457,482           $   817,039
     Servicing fees received................................      $    12,581           $    25,907
     Other cash flows received on retained interests*.......      $    49,721           $    93,936

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

     Rights recorded for future finance income from serviced assets that exceed the contractually specified servicing fees are carried at fair value, amounted to $132.1 million at August 31, 2001, and are included in net accounts receivable. Gains of $42.2 million on sales were recorded for the three-month period ended August 31, 2001; gains of $79.3 million on sales were recorded for the six-month period ended August 31, 2001.

     The fair value of retained interests at August 31, 2001, was $292.5 million, with a weighted-average life ranging from 0.17 years to 2.25 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at August 31, 2001, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at August 31, 2001, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.


                                 Page 25 of 44


                                                                   Impact on Fair         Impact on Fair
                                           Assumptions Used         Value of 10%           Value of 20%
     (Dollar amounts in thousands)            (Annual)             Adverse Change         Adverse Change
     -----------------------------------------------------------------------------------------------------
     Payment rate.......................     6.9%-10.8%             $    8,798              $   16,626
     Default rate.......................     9.1%-19.4%             $   25,196              $   50,392
     Discount rate......................     9.0%-15.0%             $    2,542              $    5,048



4.   Financial Derivatives


     On behalf of the Circuit City Group, the Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. In the second quarter of fiscal 2002, the Company did not enter into any new interest rate caps. At August 31, 2001, the total notional amount of interest rate caps outstanding was $839 million. Purchased interest rate caps are included in net accounts receivable and had a fair value of $5.9 million as of August 31, 2001. Written interest rate caps are included in accounts payable and had a fair value of $5.9 million as of August 31, 2001.

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


5.   Appliance Exit Costs


     On July 25, 2000, the Company announced plans to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. A product profitability analysis had indicated that the appliance category produced below-average profits. This analysis, combined with declining sales, expected increases in appliance competition and the Company's profit expectations for the consumer electronics and home office categories led to the decision to exit the major appliance category. To exit the appliance business, the Company closed six distribution centers and seven service centers in fiscal 2001, one service center in August 2001 and one distribution center in September 2001 and expects to close one distribution center by the end of October 2001. The majority of these closed properties are leased. While the Company has entered into contracts to sublease some of these properties, it continues the process of preparing and marketing its remaining properties to be subleased. The Company maintains control over Circuit City's in-home major appliance repair business, although repairs are subcontracted to an unrelated third party. In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30 million. These expenses are reported separately on the fiscal 2001 statements of earnings.

     Approximately 890 employees have been terminated and approximately 60 employees will be terminated as a result of the exit from the appliance business. These reductions are mainly in the service, distribution and merchandising functions. Because severance is being paid to employees on a bi-weekly schedule based on years of service, cash payments lag job eliminations. The composition of the appliance exit cost accrual and the remaining liability at August 31, 2001, are presented below. The fixed-asset write downs include appliance build-to-order kiosks in stores as well as non-salvageable fixed assets and leasehold improvements at the locations closed as part of the exit from the appliance business.


                                 Page 26 of 44

                                                                     Expenses         Liability at
                                                      Total       Paid or Assets       August 31,
     (Amounts in millions)                         Exit Costs       Written Off           2001
     ----------------------------------------------------------------------------------------------
     Lease termination costs...................       $17.8          $  4.2              $13.6
     Fixed asset write-downs, net..............         5.0             5.0                  -
     Employee termination benefits.............         4.4             3.9                0.5
     Other.....................................         2.8             2.8                  -
                                                    -----------------------------------------------
     Appliance exit costs......................       $30.0          $ 15.9              $14.1
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

     The loss on the disposal includes a provision for operating losses to be incurred during the phase-out period. It also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments. For the quarters and six-month periods ended August 31, 2001, and 2000, the discontinued Divx operations had no impact on the earnings of the Circuit City Group.


     The net liabilities of the discontinued Divx operations, reflected in the accompanying group balance sheets as of August 31, 2001, and February 28, 2001, are comprised of the following:


     (Amounts in thousands)                                    Aug. 31, 2001         Feb. 28, 2001
     ---------------------------------------------------------------------------------------------
     Current assets........................................    $        66           $         8
     Property and equipment, net...........................              -                     -
     Other assets..........................................            271                   324
     Current liabilities...................................        (19,326)              (27,522)
     Other liabilities.....................................         (3,582)              (14,082)
                                                               -----------------------------------
     Net liabilities of discontinued operations............    $   (22,571)          $   (41,272)
                                                               ===================================


7.   Recent Accounting Pronouncements


     In July 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives," which is effective for fiscal quarters beginning after December 15, 2001. The issue provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. The Company offers certain mail-in rebates that are currently recorded in cost of sales, buying and warehousing. However, the Company expects to reclassify these rebate expenses from cost of sales, buying and warehousing to net sales and operating revenues to be in compliance with EITF No. 00-14. For the quarter ended August 31, 2001, this reclassification would have increased the gross profit margin by 0.16 percent and the expense ratio by
     0.17 percent. For the six-month period ended August 31, 2001, the reclassification would have increased the gross profit margin by 0.15 percent and the expense ratio by 0.16 percent. The Company does not expect the adoption of EITF No. 00-14 to have a material impact on the Circuit City Group's financial position, results of operations or cash flows.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, the pooling of interests method of accounting for business combinations is eliminated, requiring that all business combinations initiated after the effective date be accounted for using

                                 Page 27 of 44

     the purchase method. Also under SFAS No. 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncements. Other intangible assets that are identified to have finite useful lives will continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and will be subject to review when events or circumstances arise which indicate impairment. Application of the nonamortization provisions of SFAS No. 142 in fiscal 2003 will not have a material impact on the financial position, results of operations or cash flows of the Company.

8.   Reclassifications

     Certain previously reported amounts have been reclassified to conform with current-year presentation.


                                 Page 28 of 44


                                     ITEM 2.

            CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



In this discussion, "we," "our" and "Circuit City Stores" refer to Circuit City Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. "Circuit City business" and "Circuit City" refer to the retail operations bearing the Circuit City name and to all related operations such as product service and Circuit City's finance operation. "Circuit City Group" refers to the Circuit City business and the reserved CarMax Group shares. "CarMax business," "CarMax" and "CarMax Group" refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation.


Net Sales and Operating Revenues and General Comments


Total sales for the second quarter of fiscal 2002 were $2.04 billion, a decrease of 19 percent from $2.51 billion for the same period last year. For the six months ended August 31, 2001, total sales were $3.92 billion, a decrease of 21 percent from $4.96 billion in the same period last year. We experienced solid comparable store sales increases in digital and advanced technologies, such as digital televisions, and in new and expanded categories, such as digital imaging, video game hardware and software, DVD software and personal computer software, accessories and peripherals, added in the former appliance space. These increases were offset by the absence of major appliances, continued industry-wide weakness in personal computer sales and declines in sales of analog products and older technologies, caused in part by lower average retail sales. Comparable store sales declined 21 percent in the second quarter of fiscal 2002 and 23 percent for the six-month period ended August 31, 2001. Excluding the appliance category, from which we completed our exit in the third quarter of fiscal 2001, comparable store sales declined 9 percent in the second quarter of fiscal 2002 and 11 percent for the six-month period ended August 31, 2001.

We plan to open 12 Circuit City Superstores and relocate nine Circuit City Superstores in the current fiscal year. In the first quarter of fiscal 2002, we opened one Circuit City Superstore in the Las Vegas, Nev., market and relocated one store in the Los Angeles, Calif., market. In the second quarter of fiscal 2002, we opened four Circuit City Superstores, in Boca Raton, Fla.; Dallas, Texas; St. Louis, Mo.; and Tampa, Fla., and relocated two stores in Louisville, Ky. and Tampa, Fla. Our remodels for fiscal 2002 include 24 Circuit City Superstores in which we are testing two different remodel designs. A more extensive approach is being conducted in 10 stores in the Chicago market and two stores in Virginia and a second, less costly version is being tested in 12 stores in the Washington, D.C., and Baltimore, Md., markets. The majority of the remodeling activities were completed by the end of the second quarter.


The table below details Circuit City retail units:

     ===================================================================================================
                                                                         Estimate
              Store Mix         Aug. 31, 2001      Aug. 31, 2000       Feb. 28, 2002      Feb. 28, 2001
     ===================================================================================================
     Superstores                     598                 574               604                 594
     ---------------------------------------------------------------------------------------------------
     Circuit City Express             29                  41                20                  35
     ===================================================================================================
     TOTAL                           627                 615               624                 629
     ===================================================================================================

Gross dollar sales from all extended warranty programs were 5.6 percent of sales in the second quarter of fiscal 2002 and 5.2 percent of sales in the second quarter of fiscal 2001. Third-party warranty revenue was 4.4 percent of sales in this year's second quarter and 4.1 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 4.3 percent of sales in the second quarter of both fiscal 2002 and 2001.

                                 Page 29 of 44

The percentage of merchandise sales represented by each category is listed below:

         ========================= ==================================== =====================================
                                               2nd Quarter                           Six Months
                                   ------------------------------------ -------------------------------------
                                      Fiscal 2002       Fiscal 2001        Fiscal 2002        Fiscal 2001
         ========================= ================== ================= ================== ==================
         Video                             38%                32%               38%                32%
         ------------------------- ------------------ ----------------- ------------------ ------------------
         Audio                             16                 15                16                 15
         ------------------------- ------------------ ----------------- ------------------ ------------------
         Information Technology            36                 34                36                 34
         ------------------------- ------------------ ----------------- ------------------ ------------------
         Entertainment                     10                  5                10                  5
         ------------------------- ------------------ ----------------- ------------------ ------------------
         Appliances                         -                 14                 -                 14
         ========================= ================== ================= ================== ==================
         TOTAL                            100%               100%              100%               100%
         ========================= ================== ================= ================== ==================



Circuit City's operations, in common with other retailers in general, are subject to seasonal influences. Historically, Circuit City has realized more of its net sales and net earnings in the fourth quarter, which includes the December holiday selling season, than in any other fiscal quarter. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.


Cost of Sales, Buying and Warehousing


For the quarter ended August 31, 2001, Circuit City's gross profit margin increased to 24.4 percent of sales from 23.3 percent in the same period last year. Excluding appliance merchandise markdowns of $7.0 million and one-time exit costs in last year's second quarter, last year's second quarter gross profit margin was 24.7 percent. The reduction in gross profit margin, when the appliance impact is excluded, in part reflects a brief supply constraint as we made a transition in DIRECTV inventory during the quarter as well as slower wireless communications sales early in the quarter. The DIRECTV supply issues have since been resolved and both of these high-margin service businesses were performing well as the quarter ended. For the six months ended August 31, 2001, the gross profit margin was 24.5 percent compared with 23.8 percent in the same period last year. Excluding the impact of the appliance exit in the first half of last year, the gross profit margin for the six-month period of last year was
24.5 percent.


Selling, General and Administrative Expenses


Circuit City's selling, general and administrative expense ratio was 25.4 percent of sales in the second quarter of fiscal 2002, compared with 20.5 percent for the same period last year. The prior year's second quarter expense ratio includes $1.7 million of one-time appliance exit costs. Excluding these costs, the second quarter expense ratio for fiscal 2001 was 20.4 percent. The increased expense ratio in fiscal 2002 is primarily a function of lower comparable store sales. In addition, remodeling costs were higher in the second quarter of fiscal 2002, as most of the costs associated with last year's full remodels in Florida were incurred in the third quarter of fiscal 2001. Although advertising expense was higher in this year's second quarter, it did not increase for the first six months of fiscal 2002, reflecting a shift in the timing of our spending. Partially offsetting these factors, the funding cost of Circuit City's finance operation declined more rapidly than yields during both the first and second quarters. For the six-month period ended August 31, 2001, the Company's selling, general, and administrative expense ratio was 25.4 percent compared with 20.8 percent for the same period last year.


(Loss) Earnings Before Income Attributed to the Reserved CarMax Group Shares


Excluding the income attributed to the reserved CarMax Group shares, Circuit City incurred a loss for the second quarter of $12.5 million compared with earnings of $43.2 million for the same period last year. For the six-month period ended August 31, 2001, excluding the income attributed to the reserved CarMax Group shares, Circuit City incurred a loss of $22.1 million compared with earnings of $89.9 million for the same period last year.


                                 Page 30 of 44


Net Earnings Attributed to the Reserved CarMax Group Shares


During the second quarter of fiscal 2002, the net earnings attributed to the reserved CarMax Group shares rose 59 percent to $19.3 million compared with $12.1 million for the same period last year. For the first six months of fiscal 2002, net earnings attributed to the reserved CarMax Group shares rose 73 percent to $39.1 million compared with $22.6 million for the same period last year.


Net Earnings


Net earnings for the Circuit City Group for the quarter ended August 31, 2001, were $6.8 million compared with $55.3 million in the same period last year. For the six-month period ended August 31, 2001, net earnings for the Circuit City Group were $17.0 million compared with $112.5 million for the same period last year.


Liquidity and Capital Resources


Merchandise inventory decreased $237.0 million reflecting an increased focus on inventory management as well as the decline in comparable store sales for the first half of this fiscal year. Accounts payable has increased $28.2 million since the end of fiscal 2001 as we extended vendor payment terms. As scheduled, we used existing working capital to repay a term loan totaling $130 million in June 2001. Payment of corporate debt will not necessarily reduce Circuit City Group allocated debt. At August 31, 2001, we maintained a $150 million unsecured revolving credit facility and $195 million in committed seasonal lines of credit that are renewed annually with various banks.


Circuit City's finance operation has a master trust securitization facility that allows the transfer of its private-label credit card receivables through private placement and the public market. As of August 31, 2001, the master trust program had a total program capacity of $1.29 billion. Circuit City's finance operation also has a master trust securitization facility related to its bankcard program. As of August 31, 2001, the bankcard master trust program had a total program capacity of $2.15 billion. These master trust vehicles permit further expansion of the securitization programs in both the public and private markets.


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

During the second quarter, we completed the public offering of 9,516,800 shares, including the underwriters' over-allotment option of 666,800 shares, of CarMax Group stock. The shares sold in the offering are shares of CarMax Group stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock. We allocated the net proceeds of $139.7 million from this offering to the Circuit City Group to be used for general purposes of the Circuit City business, including the remodeling of Circuit City Superstores.

We believe that proceeds from sales of property and equipment and receivables, future increases in the Circuit City Stores' debt allocated to the Circuit City Group, cash generated by operations and proceeds from the public stock offering discussed above will be sufficient to fund the capital expenditures and operations of the Circuit City business.




                           Forward-Looking Statements

This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in our SEC filings, including our report on Form 10-Q for the quarter ended May 31, 2001.


                                 Page 31 of 44


                                     ITEM 3.

                 CIRCUIT CITY GROUP QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


We centrally manage the market risk associated with the private-label and bankcard revolving loan portfolios of Circuit City's finance operation. Portions of these portfolios are securitized and, therefore, are not presented on the Circuit City Group's balance sheets. Interest rate exposure relating to these receivables represents a market risk exposure that we manage with matched funding; therefore, we expect to experience relatively little impact as interest rates fluctuate.

As of August 31, 2001, the composition of the Circuit City finance operation's private-label and bankcard portfolios had not changed significantly since February 28, 2001.

                                 Page 32 of 44


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                          Aug. 31, 2001         Feb. 28, 2001
                                                           (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                  $     24,557          $     8,802
Net accounts receivable                                         160,624              134,662
Inventory                                                       386,903              347,137
Prepaid expenses and other current assets                         1,958                2,306
                                                           ------------          -----------

Total current assets                                            574,042              492,907

Property and equipment, net                                      96,630              192,158
Other assets                                                     23,781               25,888
                                                           ------------          -----------

TOTAL ASSETS                                               $    694,453          $   710,953
                                                           ============          ===========

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                     $     87,782          $   108,151
Accounts payable                                                 99,176               82,483
Short-term debt                                                   1,359                  987
Accrued expenses and other current liabilities                   24,450               16,154
Deferred income taxes                                            21,351               18,162
                                                           ------------          -----------

Total current liabilities                                       234,118              225,937

Long-term debt, excluding current installments                      826               83,057
Deferred revenue and other liabilities                            6,971                6,836
Deferred income taxes                                             3,527                3,620
                                                           ------------          -----------

TOTAL LIABILITIES                                               245,442              319,450

GROUP EQUITY                                                    449,011              391,503
                                                           ------------          -----------

TOTAL LIABILITIES AND GROUP EQUITY                         $    694,453          $   710,953
                                                           ============          ===========

See accompanying notes to group financial statements.


                                 Page 33 of 44


                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Statements of Earnings (Unaudited)
                             (Amounts in thousands)

                                                                  Three Months Ended                    Six Months Ended
                                                                      August 31,                           August 31,
                                                               2001               2000               2001              2000
                                                           ------------       -----------      -------------      -------------

Net sales and operating revenues                           $    851,363       $   673,561      $   1,648,183      $   1,299,302

Cost of sales                                                   742,837           583,012          1,435,697          1,123,291
                                                           ------------       -----------      -------------      -------------

Gross profit                                                    108,526            90,549            212,486            176,011
                                                           ------------       -----------      -------------      -------------

Selling, general and administrative expenses                     62,262            61,348            120,812            120,792

Interest expense                                                  2,086             2,958              4,637              6,486
                                                           ------------       -----------      -------------      -------------

Total expenses                                                   64,348            64,306            125,449            127,278
                                                           ------------       -----------      -------------      -------------

Earnings before income taxes                                     44,178            26,243             87,037             48,733

Provision for income taxes                                       16,787             9,972             33,074             18,518
                                                           ------------       -----------      -------------      -------------

Net earnings                                               $     27,391       $    16,271      $      53,963      $      30,215
                                                           ============       ===========      =============      =============

Net earnings attributed to:
    Circuit City Group common stock                        $     19,363       $    12,145      $      39,103      $      22,554
    CarMax Group common stock                                     8,028             4,126             14,860              7,661
                                                           ------------       -----------      -------------      -------------

                                                           $     27,391       $    16,271      $      53,963      $      30,215
                                                           ============       ===========      =============      =============


See accompanying notes to group financial statements.


                                 Page 34 of 44


                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                        Six Months Ended
                                                                                           August 31,
                                                                                    2001               2000
                                                                                ------------       -----------
Operating Activities:
Net earnings                                                                    $     53,963       $    30,215
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                                      9,305             9,146
    Loss on sales of property and equipment                                                -               173
    Deferred income taxes                                                              3,096             3,829
    Changes in operating assets and liabilities:
       (Increase) decrease in net accounts receivable                                (25,962)           18,520
       Increase in inventory                                                         (39,766)           (3,211)
       Decrease (increase) in prepaid expenses and other current assets                  348              (175)
       Decrease in other assets                                                          716                 -
       Increase in accounts payable, accrued expenses and other
         current liabilities                                                          28,034             1,493
       Increase (decrease) in deferred revenue and other liabilities                     135              (152)
                                                                                ------------       -----------
Net cash provided by operating activities                                             29,869            59,838
                                                                                ------------       -----------

Investing Activities:
Cash used in business acquisitions                                                         -            (1,325)
Proceeds from sales of property and equipment                                         96,344            12,036
Purchases of property and equipment                                                   (8,730)           (6,553)
                                                                                ------------       -----------
Net cash provided by investing activities                                             87,614             4,158
                                                                                ------------       -----------


Financing Activities:

Increase (decrease) in allocated short-term debt, net                                    372               (39)
Decrease in allocated long-term debt, net                                           (102,600)          (68,216)
Issuances of group equity, net                                                           500             1,168
                                                                                ------------       -----------
Net cash used in financing activities                                               (101,728)          (67,087)
                                                                                ------------       -----------


Increase (decrease) in cash and cash equivalents                                      15,755            (3,091)
Cash and cash equivalents at beginning of year                                         8,802             9,981
                                                                                ------------       -----------
Cash and cash equivalents at end of period                                      $     24,557       $     6,890
                                                                                ============       ===========


See accompanying notes to group financial statements.

                                 Page 35 of 44


                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Notes to Group Financial Statements
                                   (Unaudited)


1.   Basis of Presentation


     The common stock of Circuit City Stores, Inc. (the "Company") consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City Group stock is intended to reflect the performance of the Circuit City store-related operations, the shares of CarMax Group stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock and the Company's investment in Digital Video Express, which has been discontinued. The CarMax Group stock is intended to reflect the performance of the CarMax Group's operations. The reserved CarMax Group shares represented 64.6 percent of the total outstanding and reserved shares, excluding shares reserved for CarMax employees' stock incentive plans, of CarMax Group stock at August 31, 2001, and 74.6 percent at both February 28, 2001, and August 31, 2000. The Company allocates to the Circuit City Group the portion of net earnings of the CarMax Group attributed to the reserved CarMax Group shares. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the Securities and Exchange Commission.

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


2.   Accounting Policies


     The financial statements of the CarMax Group conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2001 Annual Report on Form 10-K.


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

     At August 31, 2001, the total principal amount of loans managed was $1,434 million. Of the total loans, the principal amount of loans securitized was $1,412 million, and the principal amount of loans held for sale or

                                 Page 36 of 44

     investment was $22 million. The principal amount of loans that were 31 days or more delinquent was $18.8 million at August 31, 2001. The principal amount of losses net of recoveries amounted to $2.7 million for the three months ended August 31, 2001, and $4.6 million for the six-month period ended August 31, 2001.

     The Company receives annual servicing fees approximating 1 percent of the outstanding principal balance of the securitized automobile loans and retains the rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The servicing fees specified in the automobile loan securitization agreements adequately compensate the finance operation for servicing the accounts. Accordingly, no servicing asset or liability has been recorded.

     The table below summarizes certain cash flows received from and paid to securitization trusts:

                                                           Three Months Ended    Six Months Ended
     (Amounts in thousands)                                  August 31, 2001      August 31, 2001
     --------------------------------------------------------------------------------------------
     Proceeds from new securitizations...................      $   181,000         $   376,000
     Proceeds from collections reinvested
       in previous automobile loan securitizations.......      $   126,929         $   218,394
     Servicing fees received.............................      $     3,485         $     6,737
     Other cash flows received on retained interests*....      $    17,186         $    30,572

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

     Rights recorded for future finance income from serviced assets that exceed the contractually specified servicing fees are carried at fair value, amounted to $61.2 million at August 31, 2001, and are included in net accounts receivable. Gains of $14.7 million on sales were recorded for the three-month period ended August 31, 2001; gains of $27.8 million on sales were recorded for the six-month period ended August 31, 2001.

     The fair value of retained interests at August 31, 2001, was $91.3 million, with a weighted-average life ranging from 0.88 years to 1.63 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at August 31, 2001, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at August 31, 2001, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.


                                                             Impact on Fair       Impact on Fair
                                       Assumptions Used       Value of 10%         Value of 20%
     (Dollar amounts in thousands)        (Annual)           Adverse Change       Adverse Change
     --------------------------------------------------------------------------------------------
     Prepayment speed................     1.5%-1.6%             $  3,133            $   6,490
     Default rate....................     1.0%-1.2%             $  1,759            $   3,517
     Discount rate...................         12.0%             $  1,248            $   2,468

                                 Page 37 of 44


4.   Financial Derivatives


     On behalf of the CarMax Group, the Company, in the second quarter of fiscal 2002, entered into three 40-month amortizing interest rate swaps related to auto loan receivable securitizations. These swaps had an initial notional amount of approximately $215 million. The total notional amount of all swaps related to the automobile loan receivable securitizations was $675 million at August 31, 2001, and $299 million at February 28, 2001. These swaps are used to better match funding costs and are recorded at fair value. At August 31, 2001, these swaps totaled a net liability of $10.3 million and are included in accounts payable.

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


5.   Recent Accounting Pronouncements


     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, the pooling of interests method of accounting for business combinations is eliminated, requiring that all business combinations initiated after the effective date be accounted for using the purchase method. Also under SFAS No. 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncements. Other intangible assets that are identified to have finite useful lives will continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and will be subject to review when events or circumstances arise which indicate impairment. Application of the nonamortization provisions of SFAS No. 142 in fiscal 2003 is not expected to have a material impact on the financial position, results of operations or cash flows of the Company. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets, as outlined within the new pronouncements. Based on preliminary estimates as well as ongoing periodic assessments of goodwill, the Company does not expect to recognize any material impairment losses from these tests.


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


Net Sales and Operating Revenues and General Comments


Total sales rose 26 percent for the quarter ended August 31, 2001, to $851.4 million from $673.6 million in last year's second quarter. For the six months ended August 31, 2001, total sales were $1.65 billion, an increase of 27 percent from $1.30 billion in the same period last year. Our CarMax business continued a strong sales trend begun in fiscal 2001. Higher-than-anticipated sales were led by used-car sales growth driven by strong store traffic, better in-store execution and increases in average retails. Comparable store sales increased 27 percent in this year's second quarter after an 18 percent increase in the same prior year period. Comparable store sales increased 27 percent for the six-month period ended August 31, 2001, after a 16 percent increase for the same period last year.

We expect CarMax's geographic growth over the next five years to primarily include the addition of superstores in new mid-sized markets that can be served effectively with one CarMax superstore and additional satellite stores in existing multi-store markets. Mid-sized markets are those with populations of approximately 1 million to 2.5 million people. In late fiscal 2002, CarMax plans to open two superstores in the mid-sized markets of Sacramento, Calif., and Greensboro, N.C. In fiscal 2003, we plan to open four to six stores, and in fiscal years 2004 through 2006, we plan to open six to eight stores per year.

The table below details CarMax retail units:

===========================================================================================================
                                                                           Estimate
         Stores Open               Aug. 31, 2001     Aug. 31, 2000      Feb. 28, 2002      Feb. 28, 2001
===========================================================================================================
  "C" and "B" Stores                     14                14                 14                 14
-----------------------------------------------------------------------------------------------------------
  "A" Stores                             17                17                 19                 17
-----------------------------------------------------------------------------------------------------------
  Prototype Satellite Stores              4                 4                  4                  4
-----------------------------------------------------------------------------------------------------------
  Stand-Alone New-Car Stores              5                 5                  5                  5
===========================================================================================================
TOTAL                                    40                40                 42                 40
===========================================================================================================

Gross dollar sales from all extended warranty programs were 3.9 percent of sales in the second quarters of fiscal 2002 and fiscal 2001. Third-party warranty revenue was 1.7 percent of sales, and the total extended warranty revenue that is reported in total sales was 1.7 percent of sales in the second quarter of both years.

The percentages of sales dollars and sales units represented by used and new vehicles for the second quarter and six-month periods are listed below:


       =======================================================================
                                 Three Months Ended        Six Months Ended
                                    August 31,                August 31,
                              ------------------------------------------------
                                 2001        2000         2001        2000
       =======================================================================
       Vehicle Dollars:
       -----------------------------------------------------------------------
             Used Vehicles        81%         79%          81%         80%
       -----------------------------------------------------------------------
             New Vehicles         19%         21%          19%         20%
       =======================================================================
       Vehicle Units:
       -----------------------------------------------------------------------
             Used Vehicles        87%         86%          87%         86%
       -----------------------------------------------------------------------
             New Vehicles         13%         14%          13%         14%
       =======================================================================



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


Cost of Sales


The gross profit margin was 12.7 percent of sales in the second quarter of fiscal 2002 versus 13.4 percent for the same period last year. For the six-month period ended August 31, 2001, the gross profit margin was 12.9 percent compared with 13.5 percent for the same period last year. We achieved our gross profit margin dollar targets per vehicle; however, higher average retails generated a decline in the gross profit margin on a percentage basis.


Selling, General and Administrative Expenses


The selling, general and administrative expense ratio decreased to 7.3 percent of sales in the second quarter of fiscal 2002 from 9.1 percent of sales for the same period last year. For the six months ended August 31, 2001, the ratio was
7.3 percent of sales, compared with 9.3 percent in the same period last year. Similar to the first quarter of this year, the expense ratio improvement reflects the significant expense leverage generated by the comparable store sales growth. CarMax's finance operation also contributed to the improved ratio as lower funding costs generated higher spreads.


Net Earnings


During the second quarter, CarMax's net earnings increased 68 percent to $27.4 million from $16.3 million in the same period last year. The net earnings attributed to the CarMax Group stock were $8.0 million in the second quarter of fiscal 2002, compared with $4.1 million in the same period last year. The net earnings in the six-month period ended August 31, 2001, were $54.0 million compared with $30.2 million in the same period last year. In the six-month period ended August 31, 2001, the net earnings attributed to the CarMax Group stock were $14.9 million compared with $7.7 million in the same period last year.


Liquidity and Capital Resources


Net fixed assets decreased $95.5 million as a result of the sale-leaseback transaction in this year's second quarter. Inventory increased $39.8 million in an effort to hold new-car inventories higher over the summer to assure availability of competitively priced current model-year vehicles during the fall model changeover period.

Net accounts receivable increased by $26.0 million, reflecting an increase in auto loans generated by higher sales volume. As scheduled, we used existing working capital to repay a term loan totaling $130 million in June 2001. Payment of corporate debt will not necessarily reduce CarMax Group allocated debt. At August 31, 2001, we maintained a $150 million unsecured revolving credit facility and $195 million in committed seasonal lines of credit that are renewed annually with various banks.

We also have an asset securitization program operated through a special purpose subsidiary on behalf of CarMax, through which we sell automobile loan receivables. This program had a capacity of $800 million as of August 31, 2001. On behalf of CarMax, we also have two public asset securitization programs under which we originally securitized $1.30 billion of auto loan receivables. As of August 31, 2001, the two public asset securitization programs had a capacity of $736 million. We anticipate that we will be able to expand or enter into new arrangements comparable to these securitization programs to meet future needs.

CarMax relies on the external debt we allocate to the CarMax Group to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. We manage most of the significant financial activities of the CarMax business on a centralized basis. CarMax's significant financial activities are dependent on our financial condition as a whole and include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate.

During the second quarter, we completed the public offering of 9,516,800 shares, including the underwriters' over-allotment option of 666,800 shares, of CarMax Group stock. The shares sold in the offering were shares of CarMax Group stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock. We allocated the net proceeds of $139.7 million from this offering to the Circuit City Group to be used for general purposes of the Circuit City business, including the remodeling of Circuit City Superstores.

In August 2001, CarMax entered into a sale-leaseback transaction with Capital Automotive Real Estate Investment Trust covering nine superstore properties valued at $102.4 million. This transaction was the first sale-leaseback for CarMax without Circuit City guarantees. It was entered into at competitive rates and structured with an initial lease term of 15 years with two 10-year renewal options.

We believe that proceeds from sales of property and equipment and receivables, future increases in Circuit City Stores' debt allocated to the CarMax Group, inter-group loans, floor plan financing and cash generated by operations will be sufficient to fund the capital expenditures and operations of the CarMax business.




                           Forward-Looking Statements

This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in our SEC filings, including our report on Form 10-Q for the quarter ended May 31, 2001.

                                     ITEM 3.

                    CARMAX GROUP QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


We centrally manage the market risk associated with the automobile installment loan portfolio of CarMax's finance operation. A portion of this portfolio is securitized and, therefore, is not presented on the CarMax Group's balance sheets. Interest rate exposure relating to these receivables represents a market risk exposure that we manage with matched funding and interest rate swaps.


Total principal outstanding for fixed-rate automobile loans at August 31 and February 28, 2001, was as follows:

(Amounts in millions)                        August 31        February 28
-------------------------------------------------------------------------
Fixed-rate.................................     $1,434           $1,296

Financing for these receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Receivables held by Circuit City Stores for investment or sale are financed with working capital. Financings at August 31 and February 28, 2001, were as follows:

(Amounts in millions)                        August 31        February 28
-------------------------------------------------------------------------

Fixed-rate securitizations.................     $  736           $  984
Floating-rate securitizations
    synthetically altered to fixed.........        675              299
Floating-rate securitizations..............          1                1
Held by the Company:
    For investment*........................         19                9
    For sale...............................          3                3
                                             --------------------------
Total......................................     $1,434           $1,296
                                             ==========================

* Held by a bankruptcy remote special purpose company.


Because programs are in place to manage interest rate exposure relating to the installment loan portfolio, we expect to experience relatively little impact as interest rates fluctuate.

                           PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K



          (a)      Exhibits

                   (4) Second Amended and Restated Rights Agreement dated as of July 10, 2001 between Circuit City Stores, Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated by reference to Exhibit 1 to Circuit City Stores, Inc. Form 8A/A filed July 20, 2001 (File No. 001-05767)).


          (b)      Reports on Form 8-K

                   None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CIRCUIT CITY STORES, INC.




                                     By:   s/ W. Alan McCollough
                                           ------------------------------------
                                           W. Alan McCollough
                                           President and
                                           Chief Executive Officer



                                     By:   s/ Michael T. Chalifoux
                                           ------------------------------------
                                           Michael T. Chalifoux
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Corporate Secretary



                                     By:   s/ Philip J. Dunn
                                           ------------------------------------
                                           Philip J. Dunn
                                           Senior Vice President, Treasurer,
                                           Corporate Controller and
                                           Chief Accounting Officer





October 11, 2001