Form 10-Q
period 2001-11-30
CIRCUIT CITY STORES INC
filed 2002-01-11
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 2001

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

          Yes    X                                      No
              -------                                      ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



                                     Class                                          Outstanding at December 31, 2001
-----------------------------------------------------------------------------       --------------------------------
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                    208,721,907
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                           36,459,103


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 48.






                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                               Page
                                                                                                No.
PART I.           FINANCIAL INFORMATION
                  ---------------------
      Item 1.     Financial Statements
                  --------------------
                  Consolidated Financial Statements:
                  ----------------------------------
                     Consolidated Balance Sheets -
                     November 30, 2001, and February 28, 2001                                   4

                     Consolidated Statements of Operations -
                     Three Months and Nine Months Ended November 30, 2001, and 2000             5

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended November 30, 2001, and 2000                              6

                     Notes to Consolidated Financial Statements                                 7

                  Circuit City Group Financial Statements:
                  ----------------------------------------
                     Circuit City Group Balance Sheets -
                     November 30, 2001, and February 28, 2001                                  24

                     Circuit City Group Statements of Operations -
                     Three Months and Nine Months Ended November 30, 2001, and 2000            25

                     Circuit City Group Statements of Cash Flows -
                     Nine Months Ended November 30, 2001, and 2000                             26

                     Notes to Circuit City Group Financial Statements                          27

                  CarMax Group Financial Statements:
                  ----------------------------------
                     CarMax Group Balance Sheets -
                     November 30, 2001, and February 28, 2001                                  37

                     CarMax Group Statements of Earnings -
                     Three Months and Nine Months Ended November 30, 2001, and 2000            38

                     CarMax Group Statements of Cash Flows -
                     Nine Months Ended November 30, 2001, and 2000                             39

                     Notes to CarMax Group Financial Statements                                40

      Item 2.     Management's Discussion and Analysis:
                  -------------------------------------

                     Circuit City Stores, Inc. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                          16

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                          32

                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                          43

                                  Page 2 of 49


      Item 3.        Quantitative and Qualitative Disclosures About Market Risk:
                     -----------------------------------------------------------

                     Circuit City Stores, Inc. Quantitative and Qualitative Disclosures        23
                     About Market Risk

                     Circuit City Group Quantitative and Qualitative Disclosures               36
                     About Market Risk

                     CarMax Group Quantitative and Qualitative Disclosures                     47
                     About Market Risk


PART II.             OTHER INFORMATION
                     -----------------
      Item 6.        Exhibits and Reports on Form 8-K                                          48




                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                     Nov. 30, 2001     Feb. 28, 2001
                                                                     -------------     -------------
                                                                      (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                            $   709,914        $   446,131
Net accounts receivable                                                  700,713            585,761
Inventory                                                              2,500,678          1,757,664
Prepaid expenses and other current assets                                 66,082             57,623
                                                                     -----------        -----------

Total current assets                                                   3,977,387          2,847,179

Property and equipment, net                                              861,059            988,947
Other assets                                                              33,227             35,207
                                                                     -----------        -----------

TOTAL ASSETS                                                         $ 4,871,673        $ 3,871,333
                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt                               $   102,469        $   132,388
Accounts payable                                                       1,765,244            902,560
Short-term debt                                                            2,591              1,200
Accrued expenses and other current liabilities                           177,432            162,972
Deferred income taxes                                                    142,045             92,479
                                                                     -----------        -----------

Total current liabilities                                              2,189,781          1,291,599

Long-term debt, excluding current installments                            15,212            116,137
Deferred revenue and other liabilities                                    88,493             92,165
Deferred income taxes                                                      9,194             14,949
                                                                     -----------        -----------

TOTAL LIABILITIES                                                      2,302,680          1,514,850
                                                                     -----------        -----------

Stockholders' equity:

Circuit City Group common stock, $0.50 par value;
     350,000,000 shares authorized; 208,440,080 shares
     issued and outstanding as of November 30, 2001                      104,220            103,510
CarMax Group common stock, $0.50 par value;
     175,000,000 shares authorized; 36,416,191 shares
     issued and outstanding as of November 30, 2001                       18,208             12,820
Capital in excess of par value                                           800,649            642,838
Retained earnings                                                      1,645,916          1,597,315
                                                                     -----------        -----------

TOTAL STOCKHOLDERS' EQUITY                                             2,568,993          2,356,483
                                                                     -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 4,871,673        $ 3,871,333
                                                                     ===========        ===========


See accompanying notes to consolidated financial statements.




                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                               Three Months Ended              Nine Months Ended
                                                                 November 30,                     November 30,
                                                             2001            2000            2001             2000
                                                         -----------     -----------     -----------     -----------
Net sales and operating revenues                         $ 3,054,232     $ 2,887,269     $ 8,620,621     $ 9,141,901
Cost of sales, buying and warehousing                      2,412,055       2,305,141       6,807,021       7,174,720
Appliance exit costs                                               -               -               -          28,326
                                                         -----------     -----------     -----------     -----------

Gross profit                                                 642,177         582,128       1,813,600       1,938,855
                                                         -----------     -----------     -----------     -----------

Selling, general and administrative expenses                 597,051         677,853       1,712,510       1,829,357
Appliance exit costs                                               -               -               -           1,670
Interest expense                                                 474           5,061           5,120          14,865
                                                         -----------     -----------     -----------     -----------
Total expenses                                               597,525         682,914       1,717,630       1,845,892
                                                         -----------     -----------     -----------     -----------

Earnings (loss) before income taxes                           44,652        (100,786)         95,970          92,963
Income tax provision (benefit)                                16,964         (38,299)         36,465          35,325
                                                         -----------     -----------     -----------     -----------
Net earnings (loss)                                      $    27,688     $   (62,487)    $    59,505     $    57,638
                                                         ===========     ===========     ===========     ===========

Net earnings (loss) attributed to:
    Circuit City Group common stock                      $    21,134     $   (64,407)    $    38,091     $    48,057
    CarMax Group common stock                                  6,554           1,920          21,414           9,581
                                                         -----------     -----------     -----------     -----------
                                                         $    27,688     $   (62,487)    $    59,505     $    57,638
                                                         ===========     ===========     ===========     ===========
Weighted average common shares:
    Circuit City Group:
       Basic                                                 205,571         204,079         205,278         203,569
                                                         ===========     ===========     ===========     ===========
       Diluted                                               206,639         204,079         206,350         205,651
                                                         ===========     ===========     ===========     ===========
    CarMax Group:
       Basic                                                  36,292          25,570          30,681          25,546
                                                         ===========     ===========     ===========     ===========
       Diluted                                                38,316          27,020          32,661          26,965
                                                         ===========     ===========     ===========     ===========

Net earnings (loss) per share attributed to:

    Circuit City Group common stock:
       Basic                                             $      0.10     $    (0.32)     $      0.19     $      0.24
                                                         ===========     ==========      ===========     ===========
       Diluted                                           $      0.10     $    (0.32)     $      0.18     $      0.23
                                                         ===========     ==========      ===========     ===========
    CarMax Group common stock:
       Basic                                             $      0.18     $      0.08     $      0.70     $      0.38
                                                         ===========     ===========     ===========     ===========
       Diluted                                           $      0.17     $      0.07     $      0.66     $      0.36
                                                         ===========     ===========     ===========     ===========

Dividends paid per share:

    Circuit City Group common stock                      $    0.0175     $    0.0175     $    0.0525     $    0.0525
                                                         ===========     ===========     ===========     ===========
    CarMax Group common stock                            $         -     $         -     $         -     $         -
                                                         ===========     ===========     ===========     ===========


See accompanying notes to consolidated financial statements.





                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                      Nine Months Ended
                                                                                        November 30,
                                                                                   2001              2000
                                                                                ---------         ---------
Operating Activities:
Net earnings                                                                    $  59,505         $  57,638
Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities of
    continuing operations:
    Depreciation and amortization                                                 129,408           105,648
    Loss (gain) on sales of property and equipment                                  7,255            (2,630)
    Deferred income taxes                                                          43,811               182
    Changes in operating assets and liabilities, net of
       effects from business acquisitions:
       (Increase) decrease in net accounts receivable                            (114,952)           28,464
       Increase in inventory                                                     (743,014)         (963,431)
       Increase in prepaid expenses and other
          current assets                                                           (8,456)          (86,293)
       (Increase) decrease in other assets                                           (121)            1,286
       Increase in accounts payable, accrued expenses and
          other current liabilities                                               888,730           529,290
       Increase (decrease) in deferred revenue and other liabilities               11,036            (3,684)
                                                                                ---------         ---------
Net cash provided by (used in) operating activities of
       continuing operations                                                      273,202          (333,530)
                                                                                ---------         ---------

Investing Activities:
Cash used in business acquisitions                                                      -            (1,325)
Purchases of property and equipment                                              (137,290)         (244,027)
Proceeds from sales of property and equipment                                     130,564            86,327
                                                                                ---------         ---------
Net cash used in investing activities of
    continuing operations                                                          (6,726)         (159,025)
                                                                                ---------         ---------

Financing Activities:
Proceeds from issuance of short-term debt, net                                      1,391           148,381
Principal payments on long-term debt                                             (130,844)         (176,126)
Issuances of Circuit City Group common stock, net                                  20,650            32,497
Issuances of CarMax Group common stock, net                                         1,055               129
Proceeds from CarMax Group stock offering, net                                    139,633                 -
Dividends paid on Circuit City Group common stock                                 (10,904)          (10,750)
                                                                                ---------         ---------
Net cash provided by (used in) financing activities
    of continuing operations                                                       20,981            (5,869)
                                                                                ---------         ---------

Cash used in discontinued operations                                              (23,674)          (23,641)
                                                                                ---------         ---------

Increase (decrease) in cash and cash equivalents                                  263,783          (522,065)
Cash and cash equivalents at beginning of year                                    446,131           643,933
                                                                                ---------         ---------
Cash and cash equivalents at end of period                                      $ 709,914         $ 121,868
                                                                                =========         =========

See accompanying notes to consolidated financial statements.

                                  Page 6 of 49

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------
     The common stock of Circuit City Stores, Inc. (the "Company") consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City Group stock is intended to reflect the performance of the Circuit City store-related operations, the shares of CarMax Group stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock and the Company's investment in Digital Video Express, which has been discontinued (see Note
     8). The CarMax Group stock is intended to reflect the performance of the CarMax Group's operations. The reserved CarMax Group shares are not outstanding CarMax Group common stock. Any net earnings attributed to the reserved CarMax Group shares are not included in the CarMax Group's earnings per share calculations. As of November 30, 2001, 65,923,200 shares of CarMax Group stock were reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock. The reserved CarMax Group shares represented 64.4 percent of the total outstanding and reserved shares, excluding shares reserved for CarMax employees' stock incentive plans, of CarMax Group stock at November 30, 2001, and 74.6 percent at both February 28, 2001, and November 30, 2000. The Company allocates to the Circuit City Group the portion of the net earnings of the CarMax Group attributed to the reserved CarMax Group shares. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the Securities and Exchange Commission.

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

2.   Accounting Policies
     -------------------
     The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2001 Annual Report on Form 10-K.

3.   Net Earnings (Loss) per Share
     -----------------------------
     Reconciliations  of the numerator and  denominator of the basic and diluted net earnings (loss) per share calculations are presented below.

                                                                         Three Months Ended                 Nine Months Ended
     (Amounts in thousands                                                  November 30,                      November 30,
     except per share data)                                            2001            2000              2001            2000
     --------------------------------------------------------------------------------------------------------------------------
     Circuit City Group:
     Weighted average shares....................................      205,571         204,079           205,278         203,569
     Dilutive potential shares:
        Options.................................................          259               -               399           1,167
        Restricted stock........................................          809               -               673             915
                                                                  ---------------------------       ---------------------------
     Weighted average shares and
        dilutive potential shares...............................      206,639         204,079           206,350         205,651
                                                                  ===========================       ===========================

     Net earnings (loss) available to shareholders..............  $    21,134     $  (64,407)       $    38,091     $    48,057
     Basic net earnings (loss) per share .......................  $      0.10     $    (0.32)       $      0.19     $      0.24
     Diluted net earnings (loss) per share .....................  $      0.10     $    (0.32)       $      0.18     $      0.23

     CarMax Group:
     Weighted average shares....................................       36,292          25,570            30,681          25,546
     Dilutive potential shares:
        Options.................................................        1,997           1,386             1,944           1,314
        Restricted stock........................................           27              64                36             105
                                                                  ---------------------------       ---------------------------
     Weighted average shares and
        dilutive potential shares...............................       38,316          27,020            32,661          26,965
                                                                  ===========================       ===========================

     Net earnings available to shareholders.....................  $     6,554     $     1,920       $    21,414     $     9,581
     Basic net earnings per share...............................  $      0.18     $      0.08       $      0.70     $      0.38
     Diluted net earnings per share.............................  $      0.17     $      0.07       $      0.66     $      0.36


     In a public offering completed during the second quarter, Circuit City Stores, Inc. sold 9,516,800 CarMax Group shares that had previously been reserved for the Circuit City Group. Because both the earnings allocation and the outstanding CarMax shares were adjusted to reflect the impact of the sale, net earnings per CarMax Group share were not diluted by the sale. With the impact of the offering, 64.5 percent of the CarMax Group's third quarter earnings and 70.4 percent of the CarMax Group's nine-month earnings were allocated to the Circuit City Group. For the same periods last year,
     74.6 percent of the CarMax Group's earnings were allocated to the Circuit City Group. At the end of the third quarter, the reserved CarMax Group shares represented 64.4 percent of the total outstanding and reserved shares, excluding shares reserved for CarMax employees' stock incentive plans, of CarMax Group stock.

     Certain options were outstanding and not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the shares. For the three-month period ended November 30, 2001, options to purchase 8,385,622 shares of Circuit City Group stock at prices ranging from $13.86 to $43.03 per share were outstanding and not included in the calculation. For the three-month period ended November 30, 2000, options to purchase 9,922,445 shares of Circuit City Group stock at prices ranging from $9.09 to $47.53 per share were outstanding and not included in the calculation.

     For the three-month period ended November 30, 2001, options to purchase 8,406 shares of CarMax Group stock at prices ranging from $16.31 to $16.36 per share were outstanding and not included in the calculation. For the three-month period ended November 30, 2000, options to purchase 1,365,025 shares of CarMax Group stock at prices ranging from $6.06 to $16.31 per share were outstanding and not included in the calculation.

4.   Securitizations
     ---------------
     (A)  Credit Card Securitizations:

     The Company enters into securitization transactions, which allow for the sale of credit card receivables to unrelated entities, to finance the consumer revolving credit receivables generated by Circuit City's finance operation. For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of Circuit City's finance operation. In these securitizations, the Company retains servicing rights and subordinated interests. Private-label credit card receivables are financed through a master trust securitization program. As of November 30, 2001, the private-label master trust securitization program had a capacity of $1.13 billion. The private-label master trust agreement has no recourse provisions. Bankcard receivables are financed through a separate master trust securitization program. As of November 30, 2001, the bankcard master trust securitization program had a capacity of $1.70 billion. Provisions under the bankcard master trust agreement provided recourse to the Company for cash flow deficiencies on $63 million of receivables sold as of November 30, 2001. At that date, the Company believes no liability existed under the recourse provisions.

     At November 30, 2001, the total principal amount of credit card receivables managed was $2.66 billion, including $2.57 billion principal amount of receivables securitized and $91 million principal amount of receivables held for sale. The aggregate amount of loans that were 31 days or more delinquent was $199.4 million at November 30, 2001. The principal amount of losses net of recoveries totaled $65.6 million for the three months ended November 30, 2001, and $197.5 million for the nine months ended November 30, 2001.

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

     The table below summarizes certain cash flows received from and paid to the securitization trusts:

                                                               Three Months Ended    Nine Months Ended
     (Amounts in thousands)                                     November 30, 2001    November 30, 2001
     -------------------------------------------------------------------------------------------------
     Proceeds from new securitizations........................     $ 291,800            $  670,000
     Proceeds from collections reinvested
       in previous credit card securitizations................     $ 417,755            $1,234,793
     Servicing fees received..................................     $  12,568            $   38,475
     Other cash flows received on retained interests*.........     $  48,920            $  142,855

     *This amount represents cash flows received from retained interests by the transferor other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

     When determining the fair value of retained interests, the Company estimates future cash flows using management's best estimates of key assumptions such as finance charge income, default rates, payment rates, forward yield curves and discount rates. The Company employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Accounts with a lower risk profile may qualify for promotional financing.

     Future finance income from serviced assets that exceeds the contractually specified investor returns and servicing fees is carried at fair value, amounted to $125.8 million at November 30, 2001, and is included in net accounts receivable. Gains of $45.1 million on sales were recorded for the three-month period ended November 30, 2001; gains of $124.4 million on sales were recorded for the nine-month period ended November 30, 2001.

     The fair value of retained interests at November 30, 2001, was $302.0 million, with a weighted-average life ranging from 0.08 years to 2.00 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at November 30, 2001, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at November 30, 2001, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                               Impact on Fair      Impact on Fair
                                         Assumptions Used       Value of 10%        Value of 20%
     (Dollar amounts in thousands)          (Annual)           Adverse Change      Adverse Change
     --------------------------------------------------------------------------------------------
     Payment rate......................    6.8%-10.6%             $ 8,301             $16,121
     Default rate......................    9.4%-17.9%             $23,342             $46,017
     Discount rate.....................    8.0%-15.0%             $ 2,078             $ 4,129


     (B)  Automobile Loan Securitizations:

     The Company also has asset securitization programs to finance the consumer installment credit receivables generated by CarMax's automobile loan finance operation. Automobile loan receivables are sold to special purpose subsidiaries, which, in turn, securitize those receivables through both private placement and the public market. For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of CarMax's finance operation. In these securitizations, the Company retains servicing rights and subordinated interests. As of November 30, 2001, the combined capacity of these programs was $1.90 billion. The automobile loan securitization programs have no recourse provisions.

     At November 30, 2001, the total principal amount of automobile loan receivables managed was $1.52 billion, including $1.51 billion principal amount of loans securitized and $10 million principal amount of loans held for sale or investment. The principal amount of loans that were 31 days or more delinquent was $21.6 million at November 30, 2001. The principal amount of losses net of recoveries totaled $4.1 million for the three months ended November 30, 2001, and $8.7 million for the nine months ended November 30, 2001.

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


     The table below summarizes certain cash flows received from and paid to the securitization trusts:

                                                           Three Months Ended      Nine Months Ended
     (Amounts in thousands)                                 November 30, 2001      November 30, 2001
     -----------------------------------------------------------------------------------------------
     Proceeds from new securitizations.....................    $ 736,725              $1,112,725
     Proceeds from collections reinvested
       in previous automobile loan securitizations.........    $ 132,331              $  350,725
     Servicing fees received...............................    $   3,680              $   10,417
     Other cash flows received on retained interests*......    $  17,917              $   48,489

     *This amount represents cash flows received from retained interests by the transferor other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

     When determining the fair value of retained interests, the Company estimates future cash flows using management's best estimates of key assumptions such as finance charge income, default rates, prepayment rates and discount rates. The Company employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Accounts with a lower risk profile may qualify for promotional financing.

     Future finance income from serviced assets that exceeds the contractually specified investor returns and servicing fees is carried at fair value, amounted to $76.0 million at November 30, 2001, and is included in net accounts receivable. Gains of $15.6 million on sales were recorded for the three months ended November 30, 2001; gains of $43.4 million on sales were recorded for the nine months ended November 30, 2001.

     The fair value of retained interests at November 30, 2001, was $104.7 million, with a weighted-average life of 1.63 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at November 30, 2001, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at November 30, 2001, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                              Impact on Fair      Impact on Fair
                                         Assumptions Used      Value of 10%        Value of 20%
     (Dollar amounts in thousands)           (Annual)         Adverse Change      Adverse Change
     -------------------------------------------------------------------------------------------
     Prepayment speed.................     1.5%-1.6%             $3,599              $7,303
     Default rate.....................     1.0%-1.2%             $2,065              $4,133
     Discount rate....................         12.0%             $1,422              $2,814


5.   Financial Derivatives
     ---------------------
     On behalf of the Circuit City Group, the Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. In the third quarter of fiscal 2002, the Company did not enter into any new interest rate caps. At November 30, 2001, the total notional amount of interest rate caps outstanding was $677 million. Purchased interest rate caps are included in net accounts receivable and had a fair value of $4.2 million as of November 30, 2001. Written interest rate caps are included in accounts payable and had a fair value of $4.2 million as of November 30, 2001.

     On behalf of the CarMax Group, the Company, in the third quarter of fiscal 2002, entered into three 40-month amortizing interest rate swaps related to auto loan receivable securitizations. These swaps had an initial notional amount of approximately $228 million. The total notional amount of all swaps related to the automobile loan receivable securitizations was $227 million at November 30, 2001, and $299 million at February 28, 2001. The total notional amount of the CarMax interest rate swaps was reduced in the third quarter following the replacement of floating-rate securities with a $642 million fixed-rate securitization in November 2001. These swaps are used to better match funding costs and are recorded at fair value. At November 30, 2001, these swaps totaled a net asset of $7,000 and are included in accounts receivable.

     The market and credit risks associated with interest rate caps and interest rate swaps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates and is directly related to the product type, agreement terms and transaction volume. The Company has entered into offsetting interest rate cap positions, and therefore, does not anticipate significant market risk arising from interest rate caps. The Company does not anticipate significant market risk from swaps because they are used to match funding costs to the use of the funding. Credit risk is the exposure to nonperformance of another party to an agreement. The Company mitigates credit risk by dealing with highly rated bank counterparties.

6.   Appliance Exit Costs
     --------------------
     On July 25, 2000, the Company announced plans to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. A product profitability analysis had indicated that the appliance category produced below-average profits. This analysis, combined with declining appliance sales, expected increases in appliance competition and the Company's profit expectations for the consumer electronics and home office categories led to the decision to exit the major appliance category. To exit the appliance business, the Company has closed eight distribution centers and eight service centers. The majority of these closed properties are leased. While the Company has entered into contracts to sublease some of these properties, it continues the process of preparing and marketing the remaining properties to be subleased. The Company maintains control over Circuit City's in-home major appliance repair business, although repairs are subcontracted to an unrelated third party.

     Approximately 910 employees were terminated as a result of the exit from the appliance business. These reductions mainly were in the service, distribution and merchandising functions. Because severance is being paid to employees on a biweekly schedule based on years of service, cash payments lag job eliminations. Certain fixed-assets were written down in connection with the exit from the appliance business, including appliance build-to-order kiosks in stores and non-salvageable fixed assets and leasehold improvements at the closed locations.

     In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30 million. These expenses are reported separately on the fiscal 2001 statement of earnings. The remaining appliance exit cost accrual is included in the accrued expenses and other current liabilities line item on the consolidated balance sheet. The composition of the appliance exit cost accrual and the remaining liability at November 30, 2001, are presented in the following table.

                                             Total         Payments      Liability at
                                           Exit Cost           or        November 30,
     (Amounts in millions)                  Accrual       Write-downs        2001
     ---------------------------------------------------------------------------------
     Lease termination costs.............    $17.8         $  4.4           $13.4
     Fixed asset write-downs, net........      5.0            5.0               -
     Employee termination benefits.......      4.4            4.0             0.4
     Other...............................      2.8            2.8               -
                                           -------------------------------------------
     Appliance exit costs................    $30.0         $ 16.2           $13.8
                                           ===========================================

                                 Page 12 of 49

7.   Operating Segment Information
     -----------------------------
     The Company conducts business in two operating segments: Circuit City and CarMax. These segments are identified and managed by the Company based on the different products and services offered by each. Circuit City refers to the retail operations bearing the Circuit City name and to all related operations such as Circuit City's finance operation. This segment is engaged in the business of selling brand-name consumer electronics, information technology and entertainment software. CarMax refers to the used- and new-car retail locations bearing the CarMax name and to all related operations, such as CarMax's finance operation. Financial information for these segments for the three- and nine-month periods ended November 30, 2001, and 2000, is presented below.

     Three Months Ended November 30, 2001
                                                                                        Total Operating
     (Amounts in thousands)                          Circuit City           CarMax          Segments
     --------------------------------------------------------------------------------------------------
     Revenues from external customers................ $ 2,279,908        $  774,324       $ 3,054,232
     Interest expense................................         410                64               474
     Depreciation and amortization...................      47,792             3,934            51,726
     Earnings before income taxes....................      14,905            29,747            44,652
     Provision for income taxes .....................       5,660            11,304            16,964
     Net earnings....................................       9,245            18,443            27,688
     Total assets.................................... $ 4,209,448        $  661,882       $ 4,871,330

     Three Months Ended November 30, 2000
                                                                                        Total Operating
     (Amounts in thousands)                          Circuit City           CarMax          Segments
     --------------------------------------------------------------------------------------------------
     Revenues from external customers................ $ 2,325,576        $  561,693       $ 2,887,269
     Interest expense................................       2,397             2,664             5,061
     Depreciation and amortization...................      33,787             4,904            38,691
     (Loss) earnings before income taxes.............    (112,992)           12,206          (100,786)
     Income tax (benefit) provision..................     (42,937)            4,638           (38,299)
     Net (loss) earnings.............................     (70,055)            7,568           (62,487)
     Total assets.................................... $ 3,839,627        $  668,993       $ 4,508,620

     Nine Months Ended November 30, 2001
                                                                                        Total Operating
     (Amounts in thousands)                          Circuit City           CarMax          Segments
     --------------------------------------------------------------------------------------------------
     Revenues from external customers................ $ 6,198,114        $ 2,422,507      $ 8,620,621
     Interest expense................................         419              4,701            5,120
     Depreciation and amortization...................     116,169             13,239          129,408
     (Loss) earnings before income taxes.............     (20,814)           116,784           95,970
     Income tax (benefit) provision..................      (7,913)            44,378           36,465
     Net (loss) earnings.............................     (12,901)            72,406           59,505
     Total assets.................................... $ 4,209,448        $   661,882      $ 4,871,330

                                 Page 13 of 49

     Nine Months Ended November 30, 2000
                                                                                        Total Operating
     (Amounts in thousands)                          Circuit City           CarMax          Segments
     --------------------------------------------------------------------------------------------------
     Revenues from external customers................ $ 7,280,906        $ 1,860,995      $ 9,141,901
     Interest expense................................       5,715              9,150           14,865
     Depreciation and amortization...................      91,598             14,050          105,648
     Earnings before income taxes....................      32,024             60,939           92,963
     Provision for income taxes......................      12,169             23,156           35,325
     Net earnings....................................      19,855             37,783           57,638
     Total assets.................................... $ 3,839,627        $   668,993      $ 4,508,620

     Net (loss) earnings and total assets for Circuit City in the above tables exclude the reserved CarMax shares and the discontinued Divx operations, which are discussed in Note 8.

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

     A loss on the disposal of Divx was recorded in fiscal 2000, including a provision for operating losses to be incurred during the phase-out period. The loss on disposal also included provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments. For the three- and nine-month periods ended November 30, 2001, and 2000, the discontinued Divx operations had no impact on the earnings of Circuit City Stores, Inc.

     The net liabilities of the discontinued Divx operations, reflected in the consolidated balance sheets as of November 30, 2001, and February 28, 2001, are comprised of the following:

     (Amounts in thousands)                                 November 30, 2001     February 28, 2001
     ----------------------------------------------------------------------------------------------
     Current assets......................................      $      71             $       8
     Other assets........................................            272                   324
     Current liabilities.................................        (17,881)              (27,522)
     Other liabilities...................................              -               (14,082)
                                                               ------------------------------------
     Net liabilities of discontinued operations..........      $ (17,538)            $ (41,272)
                                                               ====================================

9.   Recent Accounting Pronouncements
     --------------------------------
     In July 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales
     Incentives," which is effective for fiscal quarters beginning after December 15, 2001. EITF No. 00-14 provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. The Company offers certain mail-in rebates that are currently recorded in cost of sales, buying and warehousing. However, the Company expects to reclassify these rebate expenses from cost of sales, buying and warehousing to net sales and operating revenues to be in compliance with EITF No. 00-14 in the first quarter of fiscal year 2003. For the quarter ended November 30, 2001, this reclassification would have increased the gross profit margin by 12 basis points and the expense ratio by 11 basis points. For the nine months ended November 30, 2001, the reclassification would have increased both the gross profit margin and the expense ratio by 10 basis points. The Company does not expect the adoption of EITF No. 00-14 to have a material impact on its financial position, results of operations or cash flows.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, the pooling of interests method of accounting for business combinations is eliminated, requiring that all business combinations initiated after the effective date be accounted for using the purchase method. Also under SFAS No. 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncements. Other intangible assets that are identified to have finite useful lives will continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and will be subject to review when events or circumstances arise which indicate impairment. Application of the nonamortization provisions of SFAS No. 142 in fiscal 2003 is not expected to have a material impact on the financial position, results of operations or cash flows of the Company. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets, as outlined in the new pronouncements. Based on preliminary estimates, as well as ongoing periodic assessments of goodwill, the Company does not expect to recognize any material impairment losses from these tests.

     In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
     Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
     Transactions," related to the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt the provisions for the quarter ending May 31, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

10.  Reclassifications
     -----------------
     Certain previously reported amounts have been reclassified to conform with the current year presentation.

                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
         --------------------------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
In this discussion, "we," "our" and "Circuit City Stores" refer to Circuit City Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. "Circuit City business" and "Circuit City" refer to the retail operations bearing the Circuit City name and to all related operations such as product service and Circuit City's finance operation. "Circuit City Group" refers to the Circuit City business and the reserved CarMax Group shares. "CarMax business," "CarMax" and "CarMax Group" refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation.

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

Circuit City Stores,  Inc. Total Circuit City Stores sales for the third quarter
--------------------------
of fiscal 2002 were $3.05 billion, an increase of 6 percent from $2.89 billion for the same period last year. For the nine months ended November 30, 2001, total sales were $8.62 billion, a 6 percent decrease from $9.14 billion for the same period last year.

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

Circuit City Group.  Total  Circuit  City sales for the third  quarter of fiscal
------------------
2002 declined 2 percent to $2.28 billion from $2.33 billion in last year's third quarter. For the nine months ended November 30, 2001, total Circuit City sales decreased 15 percent to $6.20 billion from $7.28 billion in the prior year. Comparable store sales changes for the third quarter and first nine months of fiscal years 2002 and 2001 were as follows:

       ================================== ============================ ========================
               Comparable Store                    3rd Quarter                Nine Months
                                          ---------------------------- ------------------------
                     Sales                    FY02            FY01          FY02       FY01
       ---------------------------------- -------------- ------------- ------------- ----------
       Circuit City                            (4%)          (10%)          (17%)      (1%)
       ---------------------------------- -------------- ------------- ------------- ----------
       Circuit City, excluding the
           appliance category                  (2%)            3%            (8%)       6%
       ================================== ============== ============= ============= ==========

In this year's third quarter, comparable store sales improved progressively each month, and for the month of November, the same-store sales comparison turned positive, increasing 6 percent.

Third quarter Circuit City sales improved across a broad base of product categories. We generated double-digit or higher comparable store sales growth not only in better featured and newer technologies such as big-screen televisions, digital satellite systems, digital cameras and wireless phones, but also in new and expanded product selections including video game hardware, software and accessories; DVD software; and personal computer software and accessories. Although personal computer sales continued to reflect the difficult industry trends, the year-over-year decline in sales moderated over the course of the quarter.

The percent of merchandise sales represented by each major product category during the third quarter and the first nine months of fiscal 2002 and 2001 were as follows:

       =========================== ============================== ===============================
                                            3rd Quarter                      Nine Months
                                   ------------------------------ -------------------------------
             Product Mix               FY02            FY01            FY02             FY01
       --------------------------- -------------- --------------- --------------- ---------------
       Video                            41%            37%              39%             34%
       --------------------------- -------------- --------------- --------------- ---------------
       Audio                            14             16               16              15
       --------------------------- -------------- --------------- --------------- ---------------
       Information technology           33             37               35              35
       --------------------------- -------------- --------------- --------------- ---------------
       Entertainment                    12              8               10               6
       --------------------------- -------------- --------------- --------------- ---------------
       Appliances                       --              2               --              10
       --------------------------- -------------- --------------- --------------- ---------------
       Total                           100%           100%             100%            100%
       =========================== ============== =============== =============== ===============


Although Circuit City sales volumes and traffic levels were particularly strong over the Thanksgiving weekend, November comparable store sales were positive both before and after that weekend. Pricing over the holiday weekend was promotional, helping to increase store traffic. We believe the recent sales improvements reflect a number of factors including not only effective pricing strategies, but also a more effective marketing program covering a variety of vehicles including newspaper inserts, television, magazines, direct mail and creative in-store events, as well as improved customer service.

Circuit City gross dollar sales from all extended warranty programs were 5.2 percent of sales in the third quarter of fiscal 2002 and 5.1 percent of sales in the third quarter of fiscal 2001. Third-party warranty revenue was 4.0 percent of sales in this year's third quarter and 3.9 percent in the same period last year. The total extended warranty revenue that is reported in total sales was
3.9 percent of sales in the third quarter of fiscal 2002, compared with 4.0 percent in last year's third quarter.

The following table provides details on the Circuit City retail units:

      ======================== =================== =================== ================== ===================
                                                                          Estimate Feb.
             Store Mix           Nov. 30, 2001        Nov. 30, 2000         28, 2002         Feb. 28, 2001
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Superstores                      603                590                  604               594
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Mall-based
         Express stores                 29                 39                   20                35
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Total                            632                629                  624               629
      ======================== =================== =================== ================== ===================

Circuit City expects to open 10  Superstores  and relocate 10 Superstores in the current  fiscal year. In the first quarter of fiscal 2002, we opened one Circuit
City  Superstore and relocated one  Superstore.  In the second quarter of fiscal
2002, we opened four  Superstores  and relocated two  Superstores.  In the third
quarter  of  fiscal  2002,  we  opened  five   Superstores  and  relocated  five
Superstores.

During fiscal 2002, the company is testing two remodeling approaches in a total of 24 stores. The most extensive approach is being conducted in 10 stores in the Chicago market and two stores in Virginia; a second, less costly version is being tested in 12 stores in the Washington, D.C., and Baltimore, Md., markets.
Remodeling was completed at 23 of the stores in the second quarter, and remodeling of the 24th store was completed in early November 2001. The performance of the remodeled stores were evaluated over the course of the holidays, and the findings will be used to make decisions on the extent and pace of future remodeling activities.

                                 Page 17 of 49


CarMax Group.  Total CarMax sales for the third quarter of fiscal 2002 increased
------------
38 percent to $774.3  million from $561.7  million in last year's third quarter.
For the nine months ended  November 30,  2001,  CarMax total sales  increased 30 percent to $2.42 billion from $1.86 billion in the prior year.  Comparable store vehicle  dollar and unit sales for the third  quarter  and first nine  months of fiscal years 2002 and 2001 were as follows:

       ============================== ============================== ================================
             Comparable Store                 3rd Quarter                      Nine Months
                                      ------------------------------ --------------------------------
                 Sales                    FY02            FY01            FY02             FY01
       ------------------------------ -------------- --------------- --------------- ----------------
       Vehicle dollars:
       ------------------------------ -------------- --------------- --------------- ----------------
            Used vehicles                  36%            15%              31%             15%
       ------------------------------ -------------- --------------- --------------- ----------------
            New vehicles                   51%            (4%)             28%             11%
       ------------------------------ -------------- --------------- --------------- ----------------
       Total                               38%            11%              30%             15%
       ------------------------------ -------------- --------------- --------------- ----------------
       ------------------------------ -------------- --------------- --------------- ----------------
       Vehicle units:
       ------------------------------ -------------- --------------- --------------- ----------------
            Used vehicles                  29%            11%              24%             11%
       ------------------------------ -------------- --------------- --------------- ----------------
            New vehicles                   46%            (3%)             24%             11%
       ------------------------------ -------------- --------------- --------------- ----------------
       Total                               31%             9%              24%             11%
       ============================== ============== =============== =============== ================


In the third quarter of fiscal 2002,  sales in the CarMax  business  accelerated beyond the strong  sales  trend  that began in fiscal  2001.  Early in the third quarter,  used-car unit sales were  consistent with the 20 percent growth trends experienced  throughout  the first two  quarters of the year.  Beginning in late
September,  traffic flow to our used-car  superstores  increased  significantly, which we believe was driven by cross shopping from new-car  financing  incentive
programs.   We  converted  this  increased   traffic  flow  into   significantly
accelerated  used-car  sales  in  both  October  and  November.  The  five-year, zero-percent  financing  incentives drove extraordinary  new-car sales growth in
October.  However,  the new-car  sales growth rate slowed in November as we sold through most of our close-out  inventory of 2001 models and as most zero-percent financing  incentive  terms were  limited to three years and  available on fewer models.  The sales increase also reflects  higher average retails for both used-
and new-car sales. The percent of vehicle sales represented by used cars and new cars for the third  quarter  and the first nine  months of fiscal  2002 and 2001 were as follows:

       ================================== ============================== ================================
                                                   3rd Quarter                      Nine Months
                                          ------------------------------ --------------------------------
               Vehicle Sales Mix              FY02            FY01            FY02             FY01
       ---------------------------------- -------------- --------------- --------------- ----------------
       Vehicle dollars:
       ---------------------------------- -------------- --------------- --------------- ----------------
            Used vehicles                      80%            81%              81%             80%
       ---------------------------------- -------------- --------------- --------------- ----------------
            New vehicles                       20%            19%              19%             20%
       ---------------------------------- -------------- --------------- --------------- ----------------
       Total                                  100%           100%             100%            100%
       ---------------------------------- -------------- --------------- --------------- ----------------
       ---------------------------------- -------------- --------------- --------------- ----------------
       Vehicle units:
       ---------------------------------- -------------- --------------- --------------- ----------------
            Used vehicles                      86%            87%              86%             86%
       ---------------------------------- -------------- --------------- --------------- ----------------
            New vehicles                       14%            13%              14%             14%
       ---------------------------------- -------------- --------------- --------------- ----------------
       Total                                  100%           100%             100%            100%
       ================================== ============== =============== =============== ================

                                 Page 18 of 49

Average retail selling prices for CarMax vehicles for the third quarter and first nine months of fiscal 2002 and 2001 were as follows:

       ================================== ================================ ==============================
                Average Retail                      3rd Quarter                      Nine Months
                                          -------------------------------- ------------------------------
                Selling Prices                 FY02            FY01             FY02            FY01
       ---------------------------------- --------------- ---------------- --------------- --------------
       Used vehicles                          $15,100         $14,400          $15,200         $14,300
       ---------------------------------- --------------- ---------------- --------------- --------------
       New vehicles                           $23,500         $22,700          $23,100         $22,500
       ---------------------------------- --------------- ---------------- --------------- --------------
       Blended average                        $16,300         $15,400          $16,300         $15,400
       ================================== =============== ================ =============== ==============


CarMax gross dollar sales from all extended warranty programs were 3.9 percent of sales in the third quarter of fiscal 2002 and 4.1 percent in the third quarter of fiscal 2001. Third-party warranty revenue was 1.7 percent of sales in this year's third quarter and 1.8 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.7 percent of sales in the third quarter of fiscal 2002 and 1.8 percent of sales in the third quarter of fiscal 2001.

The following table provides detail on the CarMax retail units:

      ====================================== ==================== =================== =================== ==================
                                                                                      Estimate Feb. 28,
                    Store Mix                   Nov. 30, 2001       Nov. 30, 2000            2002           Feb. 28, 2001
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      "C" and "B" stores                              14                  14                  14                  14
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      "A" stores                                      17                  17                  18                  17
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Prototype satellite stores                       4                   4                   5                   4
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Stand-alone new-car stores                       4                   5                   3                   5
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Total                                           39                  40                   40                 40
      ====================================== ==================== =================== =================== ==================

CarMax's geographic growth over the next five years is expected to include primarily the addition of superstores in new mid-sized markets that can be served effectively with one CarMax superstore and additional satellite stores in existing multi-store markets. Mid-sized markets are those with populations of approximately 1 million to 2.5 million people. During the third quarter, we closed the new-car stand-alone Mitsubishi franchise in the Los Angeles market, and after the end of the quarter, in December 2001, we completed the sale of our Dallas Chrysler new-car stand-alone franchise. We expect to open one standard-sized used-car superstore and one satellite used-car superstore in late February 2002. The standard superstore is planned for Greensboro, N.C., and the satellite for Merrillville, Ind., in the greater Chicago market. In fiscal 2003, we plan to open four to six stores, and in fiscal years 2004 through 2006, we plan to open six to eight stores per year. The standard superstore previously planned for opening at the end of this fiscal year in Sacramento, Calif., now is planned to open in the first quarter next fiscal year.

Cost of Sales, Buying and Warehousing
-------------------------------------

Circuit City Stores,  Inc. The Circuit City Stores gross profit  margin was 21.0
--------------------------
percent of sales in the third quarter of fiscal 2002, compared with 20.2 percent in the same period last year. For the nine months ended November 30, 2001, our gross profit margin was 21.0 percent, compared with 21.2 percent in the same period last year.

Circuit  City Group.  The Circuit  City gross  profit  margin  increased to 24.2
-------------------
percent of sales in the third quarter from 22.0 percent in the same period last year. Appliance merchandise markdowns associated with the exit from the appliance business reduced last year's Circuit City gross margin by $21 million in the third quarter and $28 million in the first nine months. Excluding the impact of the appliance exit costs, last year's third quarter gross profit margin was 22.9 percent. The improvement in the gross profit margin reflects the solid sales growth in better-featured products and new technologies, partially offset by the effect of promotional activities, especially over the Thanksgiving holiday weekend. For the nine months ended November 30, 2001, the gross profit margin was 24.4 percent, compared with 23.2 percent in the same period last year. Excluding the impact of the appliance exit costs, the gross profit margin for the first nine months of last year was 24.0 percent.

CarMax  Group.  The CarMax gross profit  margin was 11.8 percent of sales in the
-------------
third quarter of fiscal 2002 versus 12.8 percent for the same period last year. For the nine months ended November 30, 2001, the gross profit margin was 12.5 percent, compared with 13.3 percent in the same period last year. We achieved our gross profit margin dollar targets per vehicle; however, used-car higher average retails and the slightly higher mix of new cars to used cars generated a decline in the gross profit margin on a percentage basis. Used-car gross dollar margins are similar across makes and models. Consequently, the gross profit margin percentage on a higher priced used car is lower than on a more modestly priced car. The incentive-driven growth in new car sales resulted in the higher mix of new cars to used cars, and new cars carry much lower gross margins, both in dollars and on a percentage basis. We also experienced a small amount of gross profit margin erosion caused by wholesale auction losses that occurred following the rapid decline in wholesale vehicle prices after September 11.

Selling, General and Administrative Expenses
--------------------------------------------

Circuit City Stores, Inc. Our selling,  general and administrative expense ratio
-------------------------
was 19.5  percent of sales in the third  quarter of fiscal 2002,  compared  with
23.5 percent for the same period last year. For the nine-month period ended November 30, 2001, the selling, general, and administrative expense ratio was
19.9 percent of sales, compared with 20.0 percent for the same period last year.

Circuit City Group. The Circuit City selling, general and administrative expense
------------------
ratio was 23.5 percent of sales in the third quarter of fiscal 2002, compared with 26.7 percent for the same period last year. Costs associated with partial remodels to exit the appliance business and add new categories to the stores increased last year's Circuit City selling, general and administrative expenses by $30 million in the third quarter and the first nine months. Excluding the impact of the appliance exit costs, the third quarter expense ratio for fiscal 2001 was 25.0 percent. The decline in the ratio and in the absolute expense level reflects the benefits of cost control and productivity initiatives, including more efficient advertising expenditures, as well as the significant decrease in remodeling costs in this year's third quarter. Last year's third quarter included costs for our Florida store remodeling activities. Costs associated with our current year remodeling tests in the Chicago, Washington, D.C., and Baltimore markets were largely incurred in the second quarter of this year. For the nine-month period ended November 30, 2001, the Company's selling, general, and administrative expense ratio was 24.7 percent, compared with 22.7 percent for the same period last year. Excluding the impact of the appliance exit costs, the selling, general and administrative expense ratio for the nine-month period ended November 30, 2000, was 22.2 percent.

CarMax  Group.  The CarMax  selling,  general and  administrative  expense ratio
-------------
decreased to 7.9 percent of sales in the third quarter of fiscal 2002 from 10.1 percent of sales for the same period last year. For the nine-month period ended November 30, 2001, the ratio was 7.5 percent of sales, compared with 9.5 percent for the same period last year. The expense ratio improvement reflects the significant expense leverage generated by comparable store vehicle unit sales growth and higher average retails. As in the first half of this year, we experienced increased yield spreads from our finance operation, which continues to benefit from the lower cost of funds.

Interest Expense
----------------
The Circuit City Stores interest expense declined by $4.6 million to $0.5 million for the third quarter of fiscal 2002 and by $9.7 million to $5.1 million for the nine months ended November 30, 2001, compared with the same periods last year, reflecting both lower debt levels and interest rates.

Net Earnings (Loss)
------------------

Circuit  City Stores,  Inc.  Net  earnings for Circuit City Stores  increased to
---------------------------
$27.7 million in the third quarter of fiscal 2002, compared with a net loss of $62.5 million in last year's third quarter. For the nine-month period ended November 30, 2001, net earnings for the Company increased to $59.5 million from $57.6 million for the same period last year.

In a public offering completed during the second quarter, the Company sold approximately 9.5 million CarMax Group shares that had previously been reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock. Because both the earnings allocation and the outstanding CarMax shares were adjusted to reflect the impact of the sale, net earnings per CarMax Group share were not diluted by the sale. With the impact of the offering, 64.5 percent of the CarMax Group's third quarter earnings and 70.4 percent of the CarMax Group's nine-month earnings were allocated to the Circuit City Group. For the same periods last year, 74.6 percent of the CarMax Group's earnings were allocated to the Circuit City Group. At the end of the third quarter, the reserved CarMax Group shares represented 64.4 percent of the total outstanding and reserved shares, excluding shares reserved for CarMax employees' stock incentive plans, of CarMax Group stock.

Circuit City Group.  Net earnings for the Circuit City  business,  before income
------------------
attributed to the reserved CarMax Group shares were $9.2 million, or 4 cents per share, in the third quarter of fiscal 2002, compared with a net loss of $70.1 million, or 34 cents per share, in last year's third quarter. For the first nine months of this fiscal year, the Circuit City business had a net loss of $12.9 million, or 6 cents per share, compared with net earnings of $19.9 million, or 10 cents per share, in fiscal 2001.

The net earnings attributed to the reserved CarMax Group shares were $11.9 million in the third quarter of this year, compared with $5.6 million in last year's third quarter, and $51.0 million in the first nine months of this fiscal year, compared with $28.2 million for the same period last year.

Net earnings of the Circuit City Group were $21.1 million, or 10 cents per share, in the third quarter of fiscal 2002, versus a net loss of $64.4 million, or 32 cents per share, in the third quarter of fiscal 2001. For the first nine months, net earnings of the Circuit City Group were $38.1 million, or 18 cents per share, this year, compared with net earnings of $48.1 million, or 23 cents per share, last year.

CarMax Group. Net earnings for the CarMax  business,  increased 143.7 percent to
------------
$18.4 million in the third quarter of fiscal 2002 from $7.6 million in last year's third quarter. For the first nine months of the current fiscal year, the CarMax business had net earnings of $72.4 million, compared with $37.8 million in fiscal 2001.

Net earnings attributed to the CarMax Group stock increased 241.4 percent to $6.6 million, or 17 cents per share, in the third quarter of fiscal 2002 from $1.9 million, or 7 cents per share, in the third quarter of last year. For the first nine months of the current year, net earnings attributed to the CarMax Group stock were $21.4 million, or 66 cents per share, compared with $9.6 million, or 36 cents per share, last year.

For the quarter and the nine months ended November 30, 2001, net earnings attributed to the CarMax Group stock grew faster than total net earnings and net earnings per CarMax Group share because of the impact of the public offering of CarMax Group shares during the second quarter of fiscal 2002. Quarterly earnings per share is calculated by dividing earnings attributed to the CarMax Group stock for the reported quarter by the weighted average CarMax shares outstanding for the quarter. Under current accounting standards, year-to-date earnings per share is calculated by dividing year-to-date earnings attributed to the CarMax Group stock by the weighted average shares outstanding for the nine-month period. Therefore, year-to-date earnings per share does not necessarily equal the sum of the quarterly earnings per share.

Liquidity and Capital Resources
-------------------------------
For the first nine months, Circuit City Stores generated cash from operating activities of $273.2 million in fiscal 2002, compared with cash used in operating activities of $333.5 million in fiscal 2001. The improvement was primarily the result of working capital efficiencies. While inventories for the Circuit City business typically increase seasonally at the end of the third quarter, better supply chain management in that business contributed to a $220.4 million reduction in working capital used for inventories in the first nine months of this fiscal year, compared with last year. In addition, increases in accounts payable, accrued expenses and other current liabilities reduced working capital by $359.4 million, compared with the first nine months of last year and primarily reflect extended payment terms in the Circuit City business achieved through supply chain management.

Net cash used in investing activities was $6.7 million in the nine months ended November 30, 2001, compared with $159.0 million in the first nine months of last year. Capital expenditures declined to $137.3 million in the first nine months of fiscal 2002 from $244.0 million in the comparable period last year. Capital expenditures in the first nine months of fiscal 2001 included spending for the remodeling of 26 Circuit City Superstores in south Florida and the construction of 20 new or relocated Circuit City Superstores. Capital expenditures in the first nine months of fiscal 2002 included spending for the less costly remodeling of 24 Superstores, including stores in the Chicago, Baltimore and Washington, D.C., markets and the construction of 18 new or relocated Superstores. Proceeds from sales of property and equipment increased to $130.6 million in the first nine months of the current year from $86.3 million in the comparable period of last year. In August 2001, CarMax entered into a sale-leaseback transaction covering nine superstore properties valued at $102.4 million. This transaction, which represented the first sale-leaseback entered into by CarMax without a Circuit City Stores guarantee, was structured at competitive rates with an initial lease term of 15 years and two 10-year renewal options. In November 2001, Circuit City completed a sale-leaseback transaction for its Marion, Ill., distribution center valued at $29.0 million. This transaction was structured at competitive rates with an initial lease term of 20 years and two 10-year renewal options.

As scheduled, in June 2001 Circuit City Stores used existing working capital to repay a $130 million term loan. At November 30, 2001, the Company had cash and cash equivalents of $709.9 million and total debt of $120.3 million. Circuit City Stores maintains a $150 million unsecured revolving credit facility and $195 million in committed seasonal lines of credit that are renewed annually with various banks.

Circuit City's finance operation has a master trust securitization program facility for its private-label credit card that allows for the transfer of up to $1.13 billion in receivables. A second master trust securitization program allows for the transfer of up to $1.70 billion in receivables related to the operation's bankcard programs. Securitized receivables under all Circuit City programs totaled $2.54 billion at November 30, 2001. The master trust vehicles permit further expansion of the securitization programs in both the public and private markets.

The Company also has asset securitization programs to finance the consumer installment credit receivables generated by CarMax's automobile loan finance operation. Automobile loan receivables are sold to special purpose subsidiaries which, in turn, securitize those receivables through both private placement and the public market. As of November 30, 2001, the combined capacity of these programs was $1.90 billion. During the quarter, the Company completed its third public automobile loan receivable securitization program, securitizing $641.7 million of auto loan receivables. Securitized receivables under all CarMax programs totaled $1.51 billion as of November 30, 2001. We anticipate that we will be able to expand or enter into new arrangements comparable to these securitization programs to meet future needs.

During the second quarter, Circuit City Stores completed the public offering of 9,516,800 shares of CarMax Group stock, including the exercise of an underwriters' over-allotment option for 666,800 shares. The shares sold in the offering were shares of CarMax Group stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock. The net proceeds from the offering of $139.6 million were allocated to the Circuit City Group to be used for general purposes of the Circuit City business, including remodeling of Circuit City Superstores.

We anticipate that fiscal 2002 capital expenditures will continue to be funded through a combination of internally generated cash, proceeds from sales of property and equipment and receivables, sale-leaseback transactions, operating leases, floor plan financing of CarMax inventory or proceeds from the second quarter public offering of CarMax Group shares.


                           FORWARD-LOOKING STATEMENTS
                           --------------------------
This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in our SEC filings, including our report on Form 10-Q for the quarter ended May 31, 2001.




                                     ITEM 3.

             CIRCUIT CITY STORES, INC. QUANTITATIVE AND QUALITATIVE
             ------------------------------------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------
We centrally manage the market risk associated with the private-label and bankcard revolving loan portfolios of Circuit City's finance operation and the automobile loan portfolio of CarMax's finance operation. Portions of these portfolios are securitized and, therefore, are not presented on the consolidated balance sheets. Interest rate exposure relating to these receivables represents a market risk exposure that we manage with matched funding and interest rate swaps.

As of November 30, 2001, the composition of the Circuit City finance operation's private-label and bankcard portfolios had not changed significantly since February 28, 2001. However, as a result of CarMax's growth and the amortization of automobile loan receivables funded through public securitizations, the composition of the automobile installment loan portfolio has changed significantly. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Because programs are in place to manage interest rate exposure relating to the existing automobile loan receivables, we expect to experience relatively little impact as interest rates fluctuate. Receivables held for investment or sale are financed with working capital.

CarMax financings at November 30 and February 28, 2001, were as follows:


(Amounts in millions)                          November 30       February 28
------------------------------------------------------------------------------

Fixed-rate securitizations..................     $ 1,279           $   984
Floating-rate securitizations
   synthetically altered to fixed...........         227               299
Floating-rate securitizations...............           1                 1
Held by the Company:
   For investment*..........................           6                 9
   For sale.................................           4                 3
                                                 -----------------------------
Total principal outstanding.................     $ 1,517           $ 1,296
                                                 =============================

* Held by a bankruptcy remote special purpose company.


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                 Nov. 30, 2001      Feb. 28, 2001
                                                                 -------------      -------------
                                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                         $   699,900        $   437,329
Net accounts receivable                                               532,515            451,099
Merchandise inventory                                               2,149,668          1,410,527
Prepaid expenses and other current assets                              64,023             55,317
                                                                  -----------        -----------

Total current assets                                                3,446,106          2,354,272

Property and equipment, net                                           753,524            796,789
Reserved CarMax Group shares                                          301,483            292,179
Other assets                                                           10,161              9,319
                                                                  -----------        -----------

TOTAL ASSETS                                                      $ 4,511,274        $ 3,452,559
                                                                  ===========        ===========

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                            $    59,431        $    24,237
Accounts payable                                                    1,672,025            820,077
Short-term debt                                                         1,508                213
Accrued expenses and other current liabilities                        153,072            146,818
Deferred income taxes                                                 122,206             74,317
                                                                  -----------        -----------

Total current liabilities                                           2,008,242          1,065,662

Long-term debt, excluding current installments                         14,386             33,080
Deferred revenue and other liabilities                                 80,687             85,329
Deferred income taxes                                                   5,481             11,329
                                                                  -----------        -----------

TOTAL LIABILITIES                                                   2,108,796          1,195,400

GROUP EQUITY                                                        2,402,478          2,257,159
                                                                  -----------        -----------

TOTAL LIABILITIES AND GROUP EQUITY                                $ 4,511,274        $ 3,452,559
                                                                  ===========        ===========

See accompanying notes to group financial statements.




                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Operations (Unaudited)
                             (Amounts in thousands)


                                                              Three Months Ended               Nine Months Ended
                                                                 November 30,                     November 30,
                                                             2001            2000            2001            2000
                                                         -----------     -----------     -----------     -----------

Net sales and operating revenues                         $ 2,279,908     $ 2,325,576     $ 6,198,114     $ 7,280,906


Cost of sales, buying and warehousing                      1,728,757       1,815,127       4,688,026       5,561,415


Appliance exit costs                                               -               -               -          28,326
                                                         -----------     -----------     -----------     -----------


Gross profit                                                 551,151         510,449       1,510,088       1,691,165
                                                         -----------     -----------     -----------     -----------


Selling, general and administrative expenses                 535,836         621,044       1,530,483       1,651,756


Appliance exit costs                                               -               -               -           1,670


Interest expense                                                 410           2,397             419           5,715
                                                         -----------     -----------     -----------     -----------


Total expenses                                               536,246         623,441       1,530,902       1,659,141
                                                         -----------     -----------     -----------     -----------

Earnings (loss) before income taxes and
    income attributed to the reserved
    CarMax Group shares                                       14,905        (112,992)        (20,814)         32,024

Income tax provision (benefit)                                 5,660         (42,937)         (7,913)         12,169
                                                         -----------     -----------     -----------     -----------

Earnings (loss) before income attributed to
    the reserved CarMax Group shares                           9,245         (70,055)        (12,901)         19,855

Net earnings attributed to the reserved
    CarMax Group shares                                       11,889           5,648          50,992          28,202
                                                         -----------     -----------     -----------     -----------

Net earnings (loss)                                      $    21,134     $   (64,407)    $    38,091     $    48,057
                                                         ===========     ===========     ===========     ===========


See accompanying notes to group financial statements.





                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                        Nine Months Ended
                                                                                          November 30,
                                                                                   2001               2000
                                                                                ----------         ----------
Operating Activities:
Net earnings                                                                    $   38,091         $   48,057
Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities of continuing operations:
    Net earnings attributed to the reserved CarMax Group shares                    (50,992)           (28,202)
    Depreciation and amortization                                                  116,169             91,598
    Loss (gain) on sales of property and equipment                                   7,255             (2,935)
    Deferred income taxes                                                           42,041             (6,553)
    Changes in operating assets and liabilities:
       (Increase) decrease in net accounts receivable                              (81,416)             7,091
       Increase in merchandise inventory                                          (739,141)          (925,670)
       Increase in prepaid expenses and other current assets                        (8,703)           (86,324)
       (Increase) decrease in other assets                                            (894)             1,287
       Increase in accounts payable, accrued expenses
          and other current liabilities                                            866,754            522,909
       Increase (decrease) in deferred revenue and other liabilities                10,066             (3,369)
                                                                                ----------         ----------
Net cash provided by (used in) operating activities
    of continuing operations                                                       199,230           (382,111)
                                                                                ----------         ----------


Investing Activities:
Purchases of property and equipment                                               (114,379)          (235,875)
Proceeds from sales of property and equipment                                       34,220             70,819
                                                                                ----------         ----------
Net cash used in investing activities of continuing operations                     (80,159)          (165,056)
                                                                                ----------         ----------

Financing Activities:
Increase in allocated short-term debt, net                                           1,295             89,021
Increase (decrease) in allocated long-term debt, net                                16,500            (59,553)
Issuances of group equity, net                                                      20,650             32,497
Allocated proceeds from CarMax Group stock offering, net                           139,633                  -
Dividends paid                                                                     (10,904)           (10,750)
                                                                                ----------         ----------
Net cash provided by financing activities
    of continuing operations                                                       167,174             51,215
                                                                                ----------         -----------

Cash used in discontinued operations                                               (23,674)           (23,641)
                                                                                ----------         ----------

Increase (decrease) in cash and cash equivalents                                   262,571           (519,593)
Cash and cash equivalents at beginning of year                                     437,329            633,952
                                                                                ----------         ----------
Cash and cash equivalents at end of period                                      $  699,900         $  114,359
                                                                                ==========         ==========

See accompanying notes to group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------
     The common stock of Circuit City Stores, Inc. (the "Company") consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City Group stock is intended to reflect the performance of the Circuit City store-related operations, the shares of CarMax Group stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock and the Company's investment in Digital Video Express, which has been discontinued (see Note
     6). The CarMax Group stock is intended to reflect the performance of the CarMax Group's operations. The reserved CarMax Group shares represented
     64.4 percent of the total outstanding and reserved shares, excluding shares reserved for CarMax employees' stock incentive plans, of CarMax Group stock at November 30, 2001, and 74.6 percent at both February 28, 2001, and November 30, 2000. The Company allocates to the Circuit City Group the portion of net earnings of the CarMax Group attributed to the reserved CarMax Group shares. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the Securities and Exchange Commission.

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

2.   Accounting Policies
     -------------------
     The Circuit City Group has accounted for the reserved CarMax Group shares in a manner similar to the equity method of accounting. Accounting principles generally accepted in the United States of America require that the CarMax Group be consolidated with the Circuit City Group. Except for the effects of not consolidating the CarMax Group with the Circuit City Group, the financial statements of the Circuit City Group conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2001 Annual Report on Form 10-K.

                                 Page 27 of 49

3.   Securitizations
     ---------------
     The Company enters into securitization transactions, which allow for the sale of credit card receivables to unrelated entities, to finance the consumer revolving credit receivables generated by Circuit City's finance operation. For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of Circuit City's finance operation. In these securitizations, the Company retains servicing rights and subordinated interests. Private-label credit card receivables are financed through a master trust securitization program. As of November 30, 2001, the private-label master trust securitization program had a capacity of $1.13 billion. The private-label master trust agreement has no recourse provisions. Bankcard receivables are financed through a separate master trust securitization program. As of November 30, 2001, the bankcard master trust securitization program had a capacity of $1.70 billion. Provisions under the bankcard master trust agreement provided recourse to the Company for cash flow deficiencies on $63 million of receivables sold as of November 30, 2001. At that date, the Company believes no liability existed under the recourse provisions.

     At November 30, 2001, the total principal amount of credit card receivables managed was $2.66 billion, including $2.57 billion principal amount of receivables securitized and $91 million principal amount of receivables held for sale. The aggregate amount of loans that were 31 days or more delinquent was $199.4 million at November 30, 2001. The principal amount of losses net of recoveries totaled $65.6 million for the three months ended November 30, 2001, and $197.5 million for the nine months ended November 30, 2001.

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

     The table below summarizes certain cash flows received from and paid to the securitization trusts:

                                                          Three Months Ended     Nine Months Ended
     (Amounts in thousands)                                November 30, 2001     November 30, 2001
     ---------------------------------------------------------------------------------------------
     Proceeds from new securitizations.....................   $ 291,800              $  670,000
     Proceeds from collections reinvested
       in previous credit card securitizations.............   $ 417,755              $1,234,793
     Servicing fees received...............................   $  12,568              $   38,475
     Other cash flows received on retained interests*......   $  48,920              $  142,855

     *This amount represents cash flows received from retained  interests by the
     transferor   other  than   servicing   fees,   including  cash  flows  from
     interest-only  strips and cash  above the  minimum  required  level in cash collateral accounts.

     When determining the fair value of retained interests, the Company estimates future cash flows using management's best estimates of key assumptions such as finance charge income, default rates, payment rates, forward yield curves and discount rates. The Company employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Accounts with a lower risk profile may qualify for promotional financing.

     Future finance income from serviced assets that exceeds the contractually specified investor returns and servicing fees is carried at fair value, amounted to $125.8 million at November 30, 2001, and is included in net accounts receivable. Gains of $45.1 million on sales were recorded for the three-month period ended November 30, 2001; gains of $124.4 million on sales were recorded for the nine-month period ended November 30, 2001.

                                 Page 28 of 49

     The fair value of retained  interests  at  November  30,  2001,  was $302.0 million,  with a  weighted-average  life  ranging  from 0.08  years to 2.00 years.  The  following  table shows the key  economic  assumptions  used in measuring the fair value of retained  interests at November 30, 2001, and a sensitivity  analysis showing the hypothetical  effect on the fair value of those interests when there are unfavorable  variations from the assumptions used.  Key economic  assumptions  at November 30, 2001,  are not materially different  from  assumptions  used to measure  the fair  value of  retained
     interests  at  the  time  of   securitization.   These   sensitivities  are
     hypothetical and should be used with caution.  In this table, the effect of a variation  in a particular  assumption  on the fair value of the retained interest is calculated  without  changing any other  assumption;  in actual circumstances,  changes in one  factor  may  result in changes in  another, which might magnify or counteract the sensitivities.

                                                            Impact on Fair      Impact on Fair
                                       Assumptions Used      Value of 10%        Value of 20%
     (Dollar amounts in thousands)        (Annual)          Adverse Change      Adverse Change
     -----------------------------------------------------------------------------------------
     Payment rate......................  6.8%-10.6%           $ 8,301              $16,121
     Default rate......................  9.4%-17.9%           $23,342              $46,017
     Discount rate.....................  8.0%-15.0%           $ 2,078              $ 4,129


4.   Financial Derivatives
     ---------------------
     On behalf of the Circuit City Group, the Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. In the third quarter of fiscal 2002, the Company did not enter into any new interest rate caps. At November 30, 2001, the total notional amount of interest rate caps outstanding was $677 million. Purchased interest rate caps are included in net accounts receivable and had a fair value of $4.2 million as of November 30, 2001. Written interest rate caps are included in accounts payable and had a fair value of $4.2 million as of November 30, 2001.

     The market and credit risks associated with interest rate caps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates and is directly related to the product type, agreement terms and transaction volume. The Company has entered into offsetting interest rate cap positions, and therefore, does not anticipate significant market risk arising from interest rate caps. Credit risk is the exposure to nonperformance of another party to an agreement. The Company mitigates credit risk by dealing with highly rated bank counterparties.

5.   Appliance Exit Costs
     --------------------
     On July 25, 2000, the Company announced plans to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. A product profitability analysis had indicated that the appliance category produced below-average profits. This analysis, combined with declining appliance sales, expected increases in appliance competition and the Company's profit expectations for the consumer electronics and home office categories led to the decision to exit the major appliance category. To exit the appliance business, the Company has closed eight distribution centers and eight service centers. The majority of these closed properties are leased. While the Company has entered into contracts to sublease some of these properties, it continues the process of preparing and marketing the remaining properties to be subleased. The Company maintains control over Circuit City's in-home major appliance repair business, although repairs are subcontracted to an unrelated third party.

     Approximately 910 employees were terminated as a result of the exit from the appliance business. These reductions mainly were in the service, distribution and merchandising functions. Because severance is being paid to employees on a biweekly schedule based on years of service, cash payments lag job eliminations. Certain fixed-assets were written down in connection with the exit from the appliance business including appliance build-to-order kiosks in stores and non-salvageable fixed assets and leasehold improvements at the closed locations.

     In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30 million. These expenses are reported separately on the fiscal 2001 statement of earnings. The remaining appliance exit cost accrual is included in the accrued expenses and other current liabilities line item on the consolidated balance sheet. The composition of the appliance exit cost accrual and the remaining liability at November 30, 2001, are presented in the following table.

                                              Total         Payments        Liability at
                                            Exit Cost          or           November 30,
     (Amounts in millions)                   Accrual       Write-downs         2001
     -----------------------------------------------------------------------------------
     Lease termination costs.............    $17.8           $ 4.4             $13.4
     Fixed asset write-downs, net........      5.0             5.0                 -
     Employee termination benefits.......      4.4             4.0               0.4
     Other...............................      2.8             2.8                 -
                                             -------------------------------------------
     Appliance exit costs................    $30.0           $16.2             $13.8
                                             ===========================================

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

     A loss on the disposal of Divx was recorded in fiscal 2000, including a provision for operating losses to be incurred during the phase-out period.
     The loss on disposal also includes provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments. For the three- and nine-month periods ended November 30, 2001, and 2000, the discontinued Divx operations had no impact on the earnings of the Circuit City Group.

     The net liabilities of the discontinued Divx operations, reflected in the Circuit City Group's balance sheets as of November 30, 2001, and February
     28, 2001, are comprised of the following:

     (Amounts in thousands)                          November 30, 2001    February 28, 2001
     --------------------------------------------------------------------------------------
     Current assets.................................   $      71             $       8
     Other assets...................................         272                   324
     Current liabilities............................     (17,881)              (27,522)
     Other liabilities..............................           -               (14,082)
                                                       ------------------------------------
     Net liabilities of discontinued operations.....   $ (17,538)            $ (41,272)
                                                       ====================================

7.   Recent Accounting Pronouncements
     --------------------------------
     In July 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales
     Incentives," which is effective for fiscal quarters beginning after December 15, 2001. EITF No. 00-14 provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. The Company offers certain mail-in rebates that are currently recorded in cost of sales, buying and warehousing. However, the Company expects to reclassify these rebate expenses from cost of sales, buying and warehousing to net sales and operating revenues to be in compliance with EITF No. 00-14 in the first quarter of fiscal year 2003. For the quarter ended November 30, 2001, this reclassification would have increased the gross profit margin by 18 basis points and the expense ratio by 17 basis points. For the nine months ended November 30, 2001, the reclassification would have increased both the gross profit margin and the expense ratio by 16 basis points. The Company does not expect the adoption of EITF No. 00-14 to have a material impact on the Circuit City Group's financial position, results of operations or cash flows.

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
     Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
     Transactions," related to the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt the provisions for the quarter ending May 31, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

8.   Reclassifications
     -----------------
     Certain previously reported amounts have been reclassified to conform with the current year presentation.

                                     ITEM 2.

             CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
             -------------------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


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


Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

Circuit City Group.  Total  Circuit  City sales for the third  quarter of fiscal
------------------
2002 declined 2 percent to $2.28 billion from $2.33 billion in last year's third quarter. For the nine months ended November 30, 2001, total Circuit City sales decreased 15 percent to $6.20 billion from $7.28 billion in the prior year. Comparable store sales changes for the third quarter and first nine months of fiscal years 2002 and 2001 were as follows:

       ================================== ============================== ================================
               Comparable Store                    3rd Quarter                      Nine Months
                                          ------------------------------ --------------------------------
                     Sales                    FY02            FY01            FY02             FY01
       ---------------------------------- -------------- --------------- --------------- ----------------
       Circuit City                            (4%)          (10%)            (17%)            (1%)
       ---------------------------------- -------------- --------------- --------------- ----------------
       Circuit City, excluding the
         appliance category                    (2%)            3%              (8%)             6%
       ================================== ============== =============== =============== ================

In  this  current  year's  third  quarter,   comparable   store  sales  improved
progressively  each month,  and for the month of November,  the same-store sales comparison turned positive, increasing 6 percent.

Third  quarter  Circuit  City  sales  improved  across a broad  base of  product categories.  We generated  double-digit or higher  comparable store sales growth
not  only  in  better  featured  and  newer   technologies  such  as  big-screen
televisions, digital satellite systems, digital cameras and wireless phones, but also in new and  expanded  product  selections  including  video game  hardware, software and  accessories;  DVD  software;  and personal  computer  software and accessories. Although personal computer sales continued to reflect the difficult industry trends, the  year-over-year  decline in sales moderated over the course of the  quarter.  The percent of  merchandise  sales  represented  by each major product  category  during the third  quarter and the first nine months of fiscal
2002 and 2001 were as follows:

       =============================== ============================== ===============================
                                                3rd Quarter                      Nine Months
                                       ------------------------------ -------------------------------
                Product Mix                FY02            FY01            FY02             FY01
       ------------------------------- -------------- --------------- --------------- ---------------
       Video                                41%            37%              39%             34%
       ------------------------------- -------------- --------------- --------------- ---------------
       Audio                                14             16               16              15
       ------------------------------- -------------- --------------- --------------- ---------------
       Information technology               33             37               35              35
       ------------------------------- -------------- --------------- --------------- ---------------
       Entertainment                        12              8               10               6
       ------------------------------- -------------- --------------- --------------- ---------------
       Appliances                           --              2               --              10
       ------------------------------- -------------- --------------- --------------- ---------------
       Total                               100%           100%             100%            100%
       =============================== ============== =============== =============== ===============

                                 Page 32 of 49

Although Circuit City sales volumes and traffic levels were particularly strong over the Thanksgiving weekend, November comparable store sales were positive both before and after that weekend. Pricing over the holiday weekend was promotional, helping to increase store traffic. We believe the recent sales improvements reflect a number of factors including not only effective pricing strategies, but also a more effective marketing program covering a variety of vehicles including newspaper inserts, television, magazines, direct mail and creative in-store events, as well as improved customer service.

Circuit City gross dollar sales from all extended warranty programs were 5.2 percent of sales in the third quarter of fiscal 2002 and 5.1 percent of sales in the third quarter of fiscal 2001. Third-party warranty revenue was 4.0 percent of sales in this year's third quarter and 3.9 percent in the same period last year. The total extended warranty revenue that is reported in total sales was
3.9 percent of sales in the third quarter of fiscal 2002, compared with 4.0 percent in last year's third quarter.

The following table provides details on the Circuit City retail units:

      ======================== =================== =================== ================== ===================
                                                                         Estimate Feb.
             Store Mix           Nov. 30, 2001       Nov. 30, 2000         28, 2002         Feb. 28, 2001
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Superstores                      603                590                  604               594
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Mall-based
         Express stores                 29                 39                   20                35
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Total                            632                629                  624               629
      ======================== =================== =================== ================== ===================

Circuit City expects to open 10 Superstores and relocate 10 Superstores in the current fiscal year. In the first quarter of fiscal 2002, we opened one Circuit City Superstore and relocated one Superstore. In the second quarter of fiscal 2002, we opened four Superstores and relocated two Superstores. In the third quarter of fiscal 2002, we opened five Superstores and relocated five Superstores.

During fiscal 2002, the company is testing two remodeling approaches in a total of 24 stores. The most extensive approach is being conducted in 10 stores in the Chicago market and two stores in Virginia; a second, less costly version is being tested in 12 stores in the Washington, D.C., and Baltimore, Md., markets. Remodeling was completed at 23 of the stores in the second quarter, and remodeling of the 24th store was completed in early November 2001. The performance of the remodeled stores were evaluated over the course of the holidays, and the findings will be used to make decisions on the extent and pace of future remodeling activities.

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

Cost of Sales, Buying and Warehousing
-------------------------------------
For the quarter ended November 30, 2001, Circuit City's gross profit margin increased to 24.2 percent of sales from 22.0 percent in the same period last year. Appliance merchandise markdowns associated with the exit from the appliance business reduced last year's Circuit City gross margin by $21 million in the third quarter and $28 million in the first nine months. Excluding the impact of the appliance exit costs, last year's third quarter gross profit margin was 22.9 percent. The improvement in the gross profit margin reflects the solid sales growth in better-featured products and new technologies, partially offset by the effect of promotional activities, especially over the Thanksgiving holiday weekend. For the nine months ended November 30, 2001, the gross profit margin was 24.4 percent, compared with 23.2 percent in the same period last year. Excluding the impact of the appliance exit costs, the gross profit margin for the first nine months of last year was 24.0 percent.

Selling, General and Administrative Expenses
--------------------------------------------
Circuit City's selling, general and administrative expense ratio was 23.5 percent of sales in the third quarter of fiscal 2002, compared with 26.7 percent for the same period last year. Costs associated with partial remodels to exit the appliance business and add new categories to the stores increased last year's Circuit City selling, general and administrative expenses by $30 million in the third quarter and the first nine months. Excluding the impact of the appliance exit costs, the third quarter expense ratio for fiscal 2001 was 25.0 percent. The decline in the ratio and in the absolute expense level reflects the benefits of cost control and productivity initiatives, including more efficient advertising expenditures, as well as the significant decrease in remodeling costs in this year's third quarter. Last year's third quarter included costs for our Florida store remodeling activities. Costs associated with our current year remodeling tests in the Chicago, Washington, D.C., and Baltimore markets were largely incurred in the second quarter of this year. For the nine-month period ended November 30, 2001, the Company's selling, general, and administrative expense ratio was 24.7 percent, compared with 22.7 percent for the same period last year. Excluding the impact of the appliance exit costs, the selling, general and administrative expense ratio for the nine-month period ended November 30, 2000, was 22.2 percent.

Interest Expense
----------------
The Circuit City interest expense declined by $2.0 million to $0.4 million for the third quarter of fiscal 2002 and by $5.3 million to $0.4 million for the nine months ended November 30, 2001, compared with the same periods last year, reflecting both lower debt levels and interest rates.

Net Earnings (Loss) Before Income Attributed to the Reserved CarMax Group Shares
--------------------------------------------------------------------------------
Excluding the income attributed to the reserved CarMax Group shares, Circuit City had third quarter net earnings of $9.2 million, compared with a net loss of $70.1 million for the same period last year. For the nine months ended November 30, 2001, excluding the income attributed to the reserved CarMax Group shares, Circuit City incurred a net loss of $12.9 million, compared with net earnings of $19.9 million for the same period last year.

Net Earnings Attributed to the Reserved CarMax Group Shares
-----------------------------------------------------------
For the third quarter of fiscal 2002, the net earnings attributed to the reserved CarMax Group shares rose 110.5 percent to $11.9 million, compared with $5.6 million for the same period last year. For the first nine months of fiscal 2002, net earnings attributed to the reserved CarMax Group shares rose 80.8 percent to $51.0 million, compared with $28.2 million for the same period last year.

Net Earnings (Loss)
------------------
Net earnings for the Circuit City Group for the quarter ended November 30, 2001, were $21.1 million, compared with a net loss of $64.4 million in the same period last year. For the nine months ended November 30, 2001, net earnings for the Circuit City Group were $38.1 million, compared with $48.1 million for the same period last year.

Liquidity and Capital Resources
-------------------------------
For the first nine months, the Circuit City business generated cash from operating activities of $199.2 million in fiscal 2002, compared with cash used in operating activities of $382.1 million in fiscal 2001. The improvement was primarily the result of working capital efficiencies. While inventories typically increase seasonally at the end of the third quarter, better supply chain management contributed to a $186.5 million reduction in working capital used for inventories in the first nine months, compared with last year. In addition, increases in accounts payable, accrued expenses and other current liabilities reduced working capital by $343.8 million, compared with the first nine months of last year and primarily reflect extended payment terms achieved through supply chain management.

Net cash used in investing activities was $80.2 million in the nine months ended November 30, 2001, compared with $165.1 million in the first nine months of last year. Capital expenditures declined to $114.4 million in the first nine months of fiscal 2002 from $235.9 million in the comparable period of last year. Capital expenditures in the first nine months of fiscal 2001 included spending for the remodeling of 26 Circuit City Superstores in south Florida and the construction of 20 new or relocated Circuit City Superstores. Capital expenditures in the first nine months of fiscal 2002 included spending for the less costly remodeling of 24 Superstores including stores in the Chicago, Baltimore and Washington, D.C., markets and the construction of 18 new or relocated Superstores. Proceeds from sales of property and equipment totaled $34.2 million in the first nine months of the current year, compared with $70.8 million in the same period last year. In November 2001, Circuit City completed a sale-leaseback transaction for its Marion, Ill., distribution center valued at $29.0 million. This transaction was structured at competitive rates with an initial lease term of 20 years and two 10-year renewal options.

As scheduled, in June 2001 we used existing working capital to repay a $130 million term loan. Payment of corporate debt will not necessarily reduce Circuit City Group allocated debt. At November 30, 2001, the Circuit City Group had cash and cash equivalents of $699.9 million and total debt of $75.3 million. We maintain a $150 million unsecured revolving credit facility and $195 million in committed seasonal lines of credit that are renewed annually with various banks.

Circuit City's finance operation has a master trust securitization program facility for its private-label credit card that allows for the transfer of up to $1.13 billion in receivables. A second master trust securitization program allows for the transfer of up to $1.70 billion in receivables related to the operation's bankcard programs. Securitized receivables under all Circuit City programs totaled $2.54 billion at November 30, 2001. The master trust vehicles permit further expansion of the securitization programs in both the public and private markets.

During the second quarter, we completed the public offering of 9,516,800 shares of CarMax Group stock, including the exercise of an underwriters' over-allotment option for 666,800 shares. The shares sold in the offering were shares of CarMax Group stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock. The net proceeds from the offering of $139.6 million were allocated to the Circuit City Group to be used for general purposes of the Circuit City business, including remodeling of Circuit City Superstores.

Circuit City relies on the external debt allocated to it by Circuit City Stores to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. We manage all significant financial activities of the Circuit City business on a centralized basis. Circuit City's significant financial activities are dependent on our financial condition as a whole and include the investment of surplus cash, issuance and repayment of debt, securitization of receivables and sale-leasebacks of real estate.

We anticipate that fiscal 2002 capital expenditures will continue to be funded through a combination of internally generated cash, proceeds from sales of property and equipment and receivables, sale-leaseback transactions, future increases in the Circuit City Stores' debt allocated to the Circuit City Group or proceeds from the public stock offering discussed above.


                           FORWARD-LOOKING STATEMENTS
                           --------------------------
This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in our SEC filings, including our report on Form 10-Q for the quarter ended May 31, 2001.

                                     ITEM 3.

                 CIRCUIT CITY GROUP QUANTITATIVE AND QUALITATIVE
                 -----------------------------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------
We centrally manage the market risk associated with the private-label and bankcard revolving loan portfolios of Circuit City's finance operation. Portions of these portfolios are securitized and, therefore, are not presented on the Circuit City Group's balance sheets. Interest rate exposure relating to these receivables represents a market risk exposure that we manage with matched funding.

As of November 30, 2001, the composition of the Circuit City finance operation's private-label and bankcard portfolios had not changed significantly since February 28, 2001.



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                                Nov. 30, 2001     Feb. 28, 2001
                                                                                -------------     -------------
                                                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                        $  10,014          $   8,802
Net accounts receivable                                                            168,198            134,662
Inventory                                                                          351,010            347,137
Prepaid expenses and other current assets                                            2,059              2,306
                                                                                 ---------          ---------

Total current assets                                                               531,281            492,907

Property and equipment, net                                                        107,535            192,158
Other assets                                                                        23,066             25,888
                                                                                 ---------          ---------

TOTAL ASSETS                                                                     $ 661,882          $ 710,953
                                                                                 =========          =========

LIABILITIES AND GROUP EQUITY
Current liabilities:
Current installments of long-term debt                                           $  43,038          $ 108,151
Accounts payable                                                                    93,219             82,483
Short-term debt                                                                      1,083                987
Accrued expenses and other current liabilities                                      24,360             16,154
Deferred income taxes                                                               19,839             18,162
                                                                                 ---------          ---------

Total current liabilities                                                          181,539            225,937

Long-term debt, excluding current installments                                         826             83,057
Deferred revenue and other liabilities                                               7,806              6,836
Deferred income taxes                                                                3,713              3,620
                                                                                 ---------          ---------

TOTAL LIABILITIES                                                                  193,884            319,450

GROUP EQUITY                                                                       467,998            391,503
                                                                                 ---------          ---------

TOTAL LIABILITIES AND GROUP EQUITY                                               $ 661,882          $ 710,953
                                                                                 =========          =========

See accompanying notes to group financial statements.



                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Statements of Earnings (Unaudited)
                             (Amounts in thousands)

                                                               Three Months Ended              Nine Months Ended
                                                                   November 30,                  November 30,
                                                              2001            2000           2001            2000
                                                           ---------       ---------      ----------      ----------
Net sales and operating revenues                           $ 774,324       $ 561,693      $2,422,507      $1,860,995

Cost of sales                                                683,298         490,014       2,118,995       1,613,305
                                                           ---------       ---------      ----------      ----------

Gross profit                                                  91,026          71,679         303,512         247,690
                                                           ---------       ---------      ----------      ----------

Selling, general and administrative expenses                  61,215          56,809         182,027         177,601

Interest expense                                                  64           2,664           4,701           9,150
                                                           ---------       ---------      ----------      ----------

Total expenses                                                61,279          59,473         186,728         186,751
                                                           ---------       ---------      ----------      ----------

Earnings before income taxes                                  29,747          12,206         116,784          60,939

Provision for income taxes                                    11,304           4,638          44,378          23,156
                                                           ---------       ---------      ----------      ----------

Net earnings                                               $  18,443       $   7,568      $   72,406      $   37,783
                                                           =========       =========      ==========      ==========

Net earnings attributed to:
    Circuit City Group common stock                        $  11,889       $   5,648      $   50,992      $   28,202
    CarMax Group common stock                                  6,554           1,920          21,414           9,581
                                                           ---------       ---------      ----------      ----------
                                                           $  18,443       $   7,568      $   72,406      $   37,783
                                                           =========       =========      ==========      ==========


See accompanying notes to group financial statements.



                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                       Nine Months Ended
                                                                                         November 30,
                                                                                   2001               2000
                                                                                ---------          ---------
Operating Activities:
Net earnings                                                                    $  72,406          $  37,783
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                                  13,239             14,050
    Loss on sales of property and equipment                                             -                305
    Deferred income taxes                                                           1,770              6,735
    Changes in operating assets and liabilities, net of
       effects from business acquisitions:
       (Increase) decrease in net accounts receivable                             (33,536)            21,373
       Increase in inventory                                                       (3,873)           (37,761)
       Decrease in prepaid expenses, other current assets
         and other assets                                                           1,020                 30
       Increase in accounts payable, accrued expenses and other
         current liabilities                                                       21,976              6,381
       Increase (decrease) in deferred revenue and other liabilities                  970               (315)
                                                                                ---------          ---------
Net cash provided by operating activities                                          73,972             48,581
                                                                                ---------          ---------

Investing Activities:
Cash used in business acquisitions                                                      -             (1,325)
Purchases of property and equipment                                               (22,911)            (8,152)
Proceeds from sales of property and equipment                                      96,344             15,508
                                                                                ---------          ---------
Net cash provided by investing activities                                          73,433              6,031
                                                                                ---------          ---------


Financing Activities:
Increase in allocated short-term debt, net                                             96             59,360
Decrease in allocated long-term debt, net                                        (147,344)          (116,573)
Issuances of group equity, net                                                      1,055                129
                                                                                ---------          ---------
Net cash used in financing activities                                            (146,193)           (57,084)
                                                                                ---------          ---------

Increase (decrease) in cash and cash equivalents                                    1,212             (2,472)
Cash and cash equivalents at beginning of year                                      8,802              9,981
                                                                                ---------          ---------
Cash and cash equivalents at end of period                                      $  10,014          $   7,509
                                                                                =========          =========


See accompanying notes to group financial statements.

                                 Page 39 of 49

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Notes to Group Financial Statements
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------
     The common stock of Circuit City Stores, Inc. (the "Company") consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City Group stock is intended to reflect the performance of the Circuit City store-related operations, the shares of CarMax Group stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock and the Company's investment in Digital Video Express, which has been discontinued. The CarMax Group stock is intended to reflect the performance of the CarMax Group's operations. The reserved CarMax Group shares represented 64.4 percent of the total outstanding and reserved shares, excluding shares reserved for CarMax employees' stock incentive plans, of CarMax Group stock at November 30, 2001, and 74.6 percent at both February 28, 2001, and November 30, 2000. The Company allocates to the Circuit City Group the portion of net earnings of the CarMax Group attributed to the reserved CarMax Group shares. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the Securities and Exchange Commission.

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

2.   Accounting Policies
     -------------------
     The financial statements of the CarMax Group conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2001 Annual Report on Form 10-K.

3.   Securitizations
     ---------------
     The Company has asset securitization programs to finance the consumer installment credit receivables generated by CarMax's automobile loan finance operation. Automobile loan receivables are sold to special purpose subsidiaries, which, in turn, securitize those receivables through both private placement and the public market. For transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of CarMax's finance operation. In these securitizations, the Company retains servicing

                                 Page 40 of 49

     rights and  subordinated  interests.  As of November 30, 2001, the combined
     capacity  of  these  programs  was  $1.90  billion.   The  automobile  loan
     securitization programs have no recourse provisions.

     At November 30, 2001, the total principal amount of automobile loan receivables managed was $1.52 billion, including $1.51 billion principal amount of loans securitized and $10 million principal amount of loans held for sale or investment. The principal amount of loans that were 31 days or more delinquent was $21.6 million at November 30, 2001. The principal amount of losses net of recoveries totaled $4.1 million for the three months ended November 30, 2001, and $8.7 million for the nine months ended November 30, 2001.

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

     The table below summarizes certain cash flows received from and paid to the securitization trusts:

                                                          Three Months Ended      Nine Months Ended
     (Amounts in thousands)                                November 30, 2001      November 30, 2001
     ----------------------------------------------------------------------------------------------
     Proceeds from new securitizations....................    $ 736,725              $1,112,725
     Proceeds from collections reinvested
       in previous automobile loan securitizations........    $ 132,331              $  350,725
     Servicing fees received..............................    $   3,680              $   10,417
     Other cash flows received on retained interests*.....    $  17,917              $   48,489

     *This amount represents cash flows received from retained  interests by the
     transferor   other  than   servicing   fees,   including  cash  flows  from
     interest-only  strips and cash  above the  minimum  required  level in cash collateral accounts.

     When determining the fair value of retained interests, the Company estimates future cash flows using management's best estimates of key assumptions such as finance charge income, default rates, prepayment rates and discount rates. The Company employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Accounts with a lower risk profile may qualify for promotional financing.

     Future finance income from serviced assets that exceeds the contractually specified investor returns and servicing fees is carried at fair value, amounted to $76.0 million at November 30, 2001, and is included in net accounts receivable. Gains of $15.6 million on sales were recorded for the three months ended November 30, 2001; gains of $43.4 million on sales were recorded for the nine months ended November 30, 2001.

     The fair value of retained interests at November 30, 2001, was $104.7 million, with a weighted-average life of 1.63 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at November 30, 2001, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at November 30, 2001, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization.
     These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                 Page 41 of 49


                                                            Impact on Fair      Impact on Fair
                                        Assumptions Used      Value of 10%        Value of 20%
     (Dollar amounts in thousands)         (Annual)          Adverse Change      Adverse Change
     -------------------------------------------------------------------------------------------
     Prepayment speed.................     1.5%-1.6%             $3,599              $7,303
     Default rate.....................     1.0%-1.2%             $2,065              $4,133
     Discount rate....................         12.0%             $1,422              $2,814

4.   Financial Derivatives
     ---------------------
     On behalf of the CarMax Group, the Company, in the third quarter of fiscal 2002, entered into three 40-month amortizing interest rate swaps related to auto loan receivable securitizations. These swaps had an initial notional amount of approximately $228 million. The total notional amount of all swaps related to the automobile loan receivable securitizations was $227 million at November 30, 2001, and $299 million at February 28, 2001. The total notional amount of the CarMax interest rate swaps was reduced in the third quarter following the replacement of floating-rate securitizations with a $642 million fixed-rate securitization in November 2001. These swaps are used to better match funding costs and are recorded at fair value. At November 30, 2001, these swaps totaled a net asset of $7,000 and are included in accounts receivable.

     The market and credit risks associated with interest rate swaps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates and is directly related to the product type, agreement terms and transaction volume. The Company does not anticipate significant market risk from swaps because they are used to match funding costs to the use of the funding. Credit risk is the exposure to nonperformance of another party to an agreement. The Company mitigates credit risk by dealing with highly rated bank counterparties.

5.   Recent Accounting Pronouncements
     --------------------------------
     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, the pooling of interests method of accounting for business combinations is eliminated, requiring that all business combinations initiated after the effective date be accounted for using the purchase method. Also under SFAS No. 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncements. Other intangible assets that are identified to have finite useful lives will continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and will be subject to review when events or circumstances arise which indicate impairment. Application of the nonamortization provisions of SFAS No. 142 in fiscal 2003 is not expected to have a material impact on the financial position, results of operations or cash flows of the Company. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets, as outlined in the new pronouncements. Based on preliminary estimates, as well as ongoing periodic assessments of goodwill, the Company does not expect to recognize any material impairment losses from these tests.

     In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the

                                 Page 42 of 49

     period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
     Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
     Transactions," related to the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt the provisions for the quarter ending May 31, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

6.   Reclassifications
     -----------------
     Certain previously reported amounts have been reclassified to conform with the current year presentation.



                                     ITEM 2.

                CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                -------------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

In this discussion, "we," "our" and "Circuit City Stores" refer to Circuit City Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. "CarMax business," "CarMax" and "CarMax Group" refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation.

Net Sales and Operating Revenues and General Comments
-----------------------------------------------------

CarMax Group.  Total CarMax sales for the third quarter of fiscal 2002 increased
------------
38 percent to $774.3 million from $561.7 million in last year's third quarter. For the nine months ended November 30, 2001, CarMax total sales increased 30 percent to $2.42 billion from $1.86 billion in the prior year. Comparable store vehicle dollar and unit sales for the third quarter and first nine months of fiscal years 2002 and 2001 were as follows:

       ============================== ============================== ===============================
             Comparable Store                 3rd Quarter                      Nine Months
                                      ------------------------------ -------------------------------
                  Sales                   FY02            FY01            FY02             FY01
       ------------------------------ -------------- --------------- --------------- ---------------
       Vehicle dollars:
       ------------------------------ -------------- --------------- --------------- ---------------
            Used vehicles                  36%            15%              31%             15%
       ------------------------------ -------------- --------------- --------------- ---------------
            New vehicles                   51%            (4%)             28%             11%
       ------------------------------ -------------- --------------- --------------- ---------------
        Total                              38%            11%              30%             15%
       ------------------------------ -------------- --------------- --------------- ---------------
       ------------------------------ -------------- --------------- --------------- ---------------
       Vehicle units:
       ------------------------------ -------------- --------------- --------------- ---------------
            Used vehicles                  29%            11%              24%             11%
       ------------------------------ -------------- --------------- --------------- ---------------
             New vehicles                  46%            (3%)             24%             11%
       ------------------------------ -------------- --------------- --------------- ---------------
       Total                               31%             9%              24%             11%
       ============================== ============== =============== =============== ===============

                                 Page 43 of 49


In the third quarter of fiscal 2002,  sales in the CarMax  business  accelerated beyond the strong  sales  trend  that began in fiscal  2001.  Early in the third quarter,  used-car unit sales were  consistent with the 20 percent growth trends experienced  throughout  the first two  quarters of the year.  Beginning in late
September,  traffic flow to our used-car  superstores  increased  significantly, which we believe was driven by cross shopping from new-car  financing  incentive
programs.   We  converted  this  increased   traffic  flow  into   significantly
accelerated  used-car  sales  in  both  October  and  November.  The  five-year, zero-percent  financing  incentives drove extraordinary  new-car sales growth in
October.  However,  the new-car  sales growth rate slowed in November as we sold through most of our close-out  inventory of 2001 models and as most zero-percent financing  incentive  terms were  limited to three years and  available on fewer models.  The sales increase also reflects  higher average retails for both used-
and new-car sales. The percent of vehicle sales represented by used cars and new cars for the third  quarter  and the first nine  months of fiscal  2002 and 2001 were as follows:

       ================================== ============================== ================================
                                                   3rd Quarter                      Nine Months
                                          ------------------------------ --------------------------------
               Vehicle Sales Mix              FY02            FY01            FY02             FY01
       ---------------------------------- -------------- --------------- --------------- ----------------
       Vehicle dollars:
       ---------------------------------- -------------- --------------- --------------- ----------------
            Used vehicles                      80%            81%              81%             80%
       ---------------------------------- -------------- --------------- --------------- ----------------
            New vehicles                       20%            19%              19%             20%
       ---------------------------------- -------------- --------------- --------------- ----------------
        Total                                 100%           100%             100%            100%
       ---------------------------------- -------------- --------------- --------------- ----------------
       ---------------------------------- -------------- --------------- --------------- ----------------
       Vehicle units:
       ---------------------------------- -------------- --------------- --------------- ----------------
            Used vehicles                      86%            87%              86%             86%
       ---------------------------------- -------------- --------------- --------------- ----------------
            New vehicles                       14%            13%              14%             14%
       ---------------------------------- -------------- --------------- --------------- ----------------
       Total                                  100%           100%             100%            100%
       ================================== ============== =============== =============== ================


Average retail selling prices for CarMax vehicles for the third quarter and first nine months of fiscal 2002 and 2001 were as follows:

       ================================== ================================ ================================
                Average Retail                      3rd Quarter                      Nine Months
                                          -------------------------------- --------------------------------
                Selling Prices                 FY02            FY01             FY02            FY01
       ---------------------------------- --------------- ---------------- --------------- ----------------
       Used vehicles                          $15,100         $14,400          $15,200         $14,300
       ---------------------------------- --------------- ---------------- --------------- ----------------
       New vehicles                           $23,500         $22,700          $23,100         $22,500
       ---------------------------------- --------------- ---------------- --------------- ----------------
       Blended average                        $16,300         $15,400          $16,300         $15,400
       ================================== =============== ================ =============== ================


CarMax gross dollar sales from all extended warranty programs were 3.9 percent of sales in the third quarter of fiscal 2002 and 4.1 percent in the third quarter of fiscal 2001. Third-party warranty revenue was 1.7 percent of sales in this year's third quarter and 1.8 percent in the same period last year. The total extended warranty revenue that is reported in total sales was 1.7 percent of sales in the third quarter of fiscal 2002 and 1.8 percent of sales in the third quarter of fiscal 2001.

                                 Page 44 of 49

The following table provides detail on the CarMax retail units:

      ================================== ==================== =================== =================== ==================
                                                                                  Estimate Feb. 28,
                 Store Mix                  Nov. 30, 2001       Nov. 30, 2000            2002           Feb. 28, 2001
      ---------------------------------- -------------------- ------------------- ------------------- ------------------
      "C" and "B" stores                          14                  14                  14                  14
      ---------------------------------- -------------------- ------------------- ------------------- ------------------
      "A" stores                                  17                  17                  18                  17
      ---------------------------------- -------------------- ------------------- ------------------- ------------------
      Prototype satellite stores                   4                   4                   5                   4
      ---------------------------------- -------------------- ------------------- ------------------- ------------------
      Stand-alone new-car stores                   4                   5                   3                   5
      ---------------------------------- -------------------- ------------------- ------------------- ------------------
      Total                                       39                  40                  40                  40
      ================================== ==================== =================== =================== ==================

CarMax's geographic growth over the next five years is expected to include primarily the addition of superstores in new mid-sized markets that can be served effectively with one CarMax superstore and additional satellite stores in existing multi-store markets. Mid-sized markets are those with populations of approximately 1 million to 2.5 million people. During the third quarter, we closed the new-car stand-alone Mitsubishi franchise in the Los Angeles market and after the end of the quarter, in December 2001, we completed the sale of our Dallas Chrysler new-car stand-alone franchise. We expect to open one standard-sized used-car superstore and one satellite used-car superstore in late February 2002. The standard superstore is planned for Greensboro, N.C., and the satellite for Merrillville, Ind., in the greater Chicago market. In fiscal 2003, we plan to open four to six stores, and in fiscal years 2004 through 2006, we plan to open six to eight stores per year. The standard superstore previously planned for opening at the end of this fiscal year in Sacramento, Calif., now is planned to open in the first quarter next fiscal year.

Our operations, in common with other retailers in general, are subject to seasonal influences. Historically, the CarMax business has experienced more of its net sales in the first half of the fiscal year. The net earnings of any interim quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, interim results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales
-------------
The gross profit margin was 11.8 percent of sales in the third quarter of fiscal 2002 versus 12.8 percent for the same period last year. For the nine-month period ended November 30, 2001, the gross profit margin was 12.5 percent, compared with 13.3 percent for the same period last year. We achieved our gross profit margin dollar targets per vehicle; however, used-car higher average retails and the slightly higher mix of new cars to used cars generated a decline in the gross profit margin on a percentage basis. Used-car gross dollar margins are similar across makes and models. Consequently, the gross profit margin percentage on a higher priced used car is lower than on a more modestly priced car. The incentive-driven growth in new car sales resulted in the higher mix of new cars to used cars, and new cars carry much lower gross margins, both in dollars and on a percentage basis. We also experienced a small amount of gross profit margin erosion caused by wholesale auction losses that occurred following the rapid decline in wholesale vehicle prices after September 11.

Selling, General and Administrative Expense
-------------------------------------------
The selling, general and administrative expense ratio decreased to 7.9 percent of sales in the third quarter of fiscal 2002 from 10.1 percent of sales for the same period last year. For the nine months ended November 30, 2001, the ratio was 7.5 percent of sales, compared with 9.5 percent in the same period last year. The expense ratio improvement reflects the significant expense leverage generated by the comparable store vehicle unit sales growth and higher average retails. As in the first half of this year, we experienced increased yield spreads from our finance operation, which continues to benefit from the lower cost of funds.

Interest Expense
----------------
The CarMax interest expense declined by $2.6 million to $0.1 million for the third quarter of fiscal 2002 and by $4.4 million to $4.7 million for the nine months ended November 30, 2001, compared with the same periods last year, reflecting both lower debt levels and interest rates.

Net Earnings
------------
Net earnings for the CarMax business, increased 143.7 percent to $18.4 million in the third quarter of fiscal 2002 from $7.6 million in last year's third quarter. For the first nine months of the current fiscal year, the CarMax business had net earnings of $72.4 million, compared with $37.8 million in fiscal 2001.

Net earnings attributed to the CarMax Group stock increased 241.4 percent to $6.6 million in the third quarter of fiscal 2002 from $1.9 million in the third quarter of last year. For the first nine months of the current year, net earnings attributed to the CarMax Group stock were $21.4 million, compared with $9.6 million last year.

Net earnings attributed to the CarMax Group stock reflect the effect of the public offering completed in the second quarter of this year. With the impact of the offering, 64.5 percent of the CarMax Group's nine-month earnings were allocated to the Circuit City Group. For the same period last year, 74.6 percent of the CarMax Groups earnings were allocated to the Circuit City Group.

Liquidity and Capital Resources
-------------------------------
For the first nine months, CarMax generated cash from operating activities of $74.0 million in fiscal 2002, compared with $48.6 million in fiscal 2001. The improvement was primarily the result of increased net earnings.

Net cash provided by investing activities was $73.4 million in the nine months ended November 30, 2001, compared with $6.0 million in the first nine months of last year. This increase of $67.4 million reflects the proceeds from the second quarter sale-leaseback transaction, partially offset by an increase in capital expenditures this year related to new store construction. In August 2001, CarMax entered into a sale-leaseback transaction covering nine superstore properties valued at $102.4 million. This transaction, which represented the first sale-leaseback entered into by CarMax without a Circuit City Stores guarantee, was structured at competitive rates with an initial lease term of 15 years and two 10-year renewal options.

As scheduled, in June 2001 we used existing working capital to repay a $130 million term loan. Payment of corporate debt will not necessarily reduce CarMax Group allocated debt. At November 30, 2001, the CarMax Group had cash and cash equivalents of $10.0 million and total debt of $44.9 million. We maintain a $150 million unsecured revolving credit facility and $195 million in committed seasonal lines of credit that are renewed annually with various banks.

The Company has asset securitization programs to finance the consumer installment credit receivables generated by CarMax's automobile loan finance operation. Automobile loan receivables are sold to special purpose subsidiaries which, in turn, securitize those receivables through both private placement and the public market. As of November 30, 2001, the combined capacity of these programs was $1.90 billion. During the quarter, the Company completed its third public automobile loan receivable securitization program, securitizing $641.7 million of auto loan receivables. Securitized receivables under all CarMax programs totaled $1.51 billion as of November 30, 2001. We anticipate that we will be able to expand or enter into new arrangements comparable to these securitization programs to meet future needs.

During the second quarter, we completed the public offering of 9,516,800 shares of CarMax Group stock, including the exercise of an underwriters' over-allotment option for 666,800 shares. The shares sold in the offering were shares of CarMax Group stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group stock. The net proceeds from the offering of $139.6 million were allocated to the Circuit City Group to be used for general purposes of the Circuit City business, including remodeling of Circuit City Superstores.

CarMax relies on the external debt allocated to it by Circuit City Stores to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or receivable securitizations. We manage all significant financial activities of the CarMax business on a centralized basis. CarMax's significant financial activities are dependent on our financial condition as a whole and include the investment of surplus cash, issuance and repayment of debt, securitization of receivables or sale-leasebacks of real estate.

We anticipate that fiscal 2002 capital expenditures will continue to be funded through a combination of floor plan financing, internally generated cash, sale-leaseback transactions, proceeds from the sales of receivables or future increases in Circuit City Stores' debt allocated to the CarMax group.



                           FORWARD-LOOKING STATEMENTS
                           --------------------------
This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in our SEC filings, including our report on Form 10-Q for the quarter ended May 31, 2001.

                                     ITEM 3.

                    CARMAX GROUP QUANTITATIVE AND QUALITATIVE
                    -----------------------------------------
                          DISCLOSURES ABOUT MARKET RISK
                          -----------------------------
We centrally manage the market risk associated with the automobile loan portfolio of CarMax's finance operation. A portion of this portfolio is securitized and, therefore, is not presented on the CarMax Group's balance sheets. Interest rate exposure relating to these receivables represents a market risk exposure that we manage with matched funding and interest rate swaps. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Because programs are in place to manage interest rate exposure relating to the existing automobile loan receivables, we expect to experience relatively little impact as interest rates fluctuate. Receivables held for investment or sale are financed with working capital.

Financings at November 30 and February 28, 2001, were as follows:

(Amounts in millions)                     November 30     February 28
---------------------------------------------------------------------

Fixed-rate securitizations.............     $ 1,279         $   984
Floating-rate securitizations
   synthetically altered to fixed......         227             299
Floating-rate securitizations..........           1               1
Held by the Company:
   For investment*.....................           6               9
   For sale............................           4               3
                                            -----------------------
Total Principal Outstanding............     $ 1,517         $ 1,296
                                            =======================

* Held by a bankruptcy remote special purpose company.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  (3)(i)  Articles of Incorporation
                          (a) Amended and Restated Articles of Incorporation of Circuit City Stores, Inc., effective February 3, 1997, filed as Exhibit 3 (i)(a) to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended May 31, 1999 (File No. 1-5767), are expressly incorporated herein by this reference.

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



                  (3)(ii) Bylaws
                          (a) Bylaws of Circuit City Stores, Inc., as amended and restated December 20, 2001, filed herewith.


         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CIRCUIT CITY STORES, INC.




                               By:   s/ W. Alan McCollough
                                     ---------------------------------
                                     W. Alan McCollough
                                     President and
                                     Chief Executive Officer



                               By:   s/ Michael T. Chalifoux
                                     ---------------------------------
                                     Michael T. Chalifoux
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Corporate Secretary



                               By:   s/ Philip J. Dunn
                                     ---------------------------------
                                     Philip J. Dunn
                                     Senior Vice President, Treasurer,
                                     Corporate Controller and
                                     Chief Accounting Officer



January 11, 2002