Form 10-K
period 2002-02-28
CIRCUIT CITY STORES INC
filed 2002-05-28
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2002

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

           Securities registered pursuant to Section 12(b)of the Act:


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

         On April 30, 2002, the Company had outstanding 209,845,675 shares of Circuit City Group Common Stock and 37,030,117 shares of CarMax Group Common Stock. The aggregate market value of the common shares held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was $4,524,272,753 for the Circuit City Group and $1,092,388,452 for the CarMax Group based upon the closing price of these shares as reported by the New York Stock Exchange on April 30, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the following documents are incorporated by reference in Parts I, II, III and IV of this Form 10-K Report: (1) Pages 23 through 97 of the Company's Annual Report to Stockholders for the fiscal year ended February 28, 2002, (Parts I, II and IV) and Supplement to Annual Report - Management's Discussion and Analysis of Results of Operations and Financial Condition and (2) "Item One - Election of Directors," "Beneficial Ownership of Securities," "Compensation of Executive Officers," "Compensation of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the May 10, 2002, Proxy Statement, furnished to shareholders of the Company in connection with the 2002 Annual Meeting of such shareholders (Part III).


                                TABLE OF CONTENTS
Item                                                                                            Page

PART I

1.   Business                                                                                    3

2.   Properties                                                                                 13

3.   Legal Proceedings                                                                          15

4.   Submission of Matters to a Vote of Security Holders                                        15

     Executive Officers of the Company                                                          15

PART II

5.   Market for the Company's Common Equity and Related Stockholder Matters                     17

6.   Selected Financial Data                                                                    17

7.   Management's Discussion and Analysis of Results of Operations and Financial Condition      17

7a.  Quantitative and Qualitative Disclosures about Market Risk                                 17

8.   Financial Statements and Supplementary Data                                                17

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       18

PART III

10.  Directors and Executive Officers of the Company                                            18

11.  Executive Compensation                                                                     18

12.  Security Ownership of Certain Beneficial Owners and Management                             18

13.  Certain Relationships and Related Transactions                                             18

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                            18

                                     PART I

Item 1.  Business.

         Circuit City Stores, Inc. (the Company) was incorporated under the laws of the Commonwealth of Virginia in 1949. Its corporate headquarters are located at 9950 Mayland Drive, Richmond, Virginia. Its retail operations consist of Circuit City Superstores and mall-based Circuit City Express stores. Certain of the Company's subsidiaries operate CarMax Auto Superstores, a used- and new-car retail business. The Company has wholly owned finance operations that provide consumer revolving credit and automobile installment loans.

         In this document, the following terms and definitions are used:

         The Company refers to Circuit City Stores, Inc. and subsidiaries, including the Circuit City retail stores and related operations and the CarMax retail stores and related operations.

         Circuit City refers to the retail operations bearing the Circuit City name and to all related operations such as Circuit City's finance operation and product service.

         Circuit City Group refers to the Circuit City and Circuit City-related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock.

         CarMax Group and CarMax refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation.

         Capital Structure. The common stock of Circuit City Stores, Inc. consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to reflect the performance of the Circuit City stores and related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The CarMax Group Common Stock is intended to reflect the performance of the CarMax stores and related operations.

         On February 22, 2002, Circuit City Stores, Inc. announced that its board of directors had authorized management to initiate a process that would separate the CarMax auto superstore business from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., presently a wholly owned subsidiary of Circuit City Stores, Inc., would become an independent, separately traded public company. CarMax, Inc. holds substantially all of the businesses, assets and liabilities of the CarMax Group. The separation plan calls for Circuit City Stores, Inc. to redeem the outstanding shares of CarMax Group Common Stock in exchange for shares of common stock of CarMax, Inc. Simultaneously, shares of CarMax, Inc. common stock, representing the shares of CarMax Group Common Stock reserved for the holders of Circuit City Group Common Stock, would be distributed as a tax-free dividend to the holders of Circuit City Group Common Stock.

         In the proposed separation, the holders of CarMax Group Common Stock would receive one share of CarMax, Inc. common stock for each share of stock redeemed by the Company. We anticipate that the holders of Circuit City Group Common Stock would receive a fraction of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock they hold. The exact fraction would be determined on the record date for the distribution. The separation is expected to be completed by late summer, subject to shareholder approval and final approval from the board of directors. CarMax, Inc. has filed a registration statement regarding this transaction with the Securities and Exchange Commission. This registration statement contains pro forma financial information that is intended to reflect the potential effects of the separation of the two businesses.

         Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing the financial statements, holders of Circuit City Group Common Stock and holders of CarMax Group Common Stock are shareholders of the Company and continue to be subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the equity structure of the Company do not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. Neither shares of Circuit City Group Common Stock nor shares of CarMax Group Common Stock represent a direct equity or legal interest solely in the assets and liabilities allocated to a particular Group. Instead, those shares represent direct equity and legal interests in the assets and liabilities of the Company. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Net losses of either Group and dividends or distributions on, or repurchases of, Circuit City

Group Common Stock or CarMax Group Common Stock will reduce funds legally available for dividends on, or repurchases of, both stocks. Accordingly, the Company's consolidated financial statements should be read in conjunction with the financial statements of each Group and the Company's SEC filings.

         The financial statements of the Company reflect the performance of each Group's business as well as the allocation of the Company's assets, liabilities, expenses and cash flows between the Groups in accordance with the policies adopted by the board of directors. These policies may be modified or rescinded, or new policies may be adopted, at the sole discretion of the board of directors, although the board of directors has no present plans to do so except for the possible effects of the proposed CarMax separation. These management and allocation policies include the following:

         Dividends. Future dividends on the Circuit City Group Common Stock and the CarMax Group Common Stock will be based primarily upon the financial condition, results of operations and business requirements of the relevant Group and the Company as a whole, as well as any limitations specified in the Company's governing documents.

         CarMax currently operates 23 of its locations pursuant to various leases under which Circuit City Stores, Inc. was the original tenant and primary obligor. Circuit City Stores, Inc., and not CarMax, had originally entered into these leases so that CarMax could take advantage of the favorable economic terms available to the Company as a large retailer. The Company has assigned each of these leases to CarMax. Despite the assignment and pursuant to the terms of the leases, the Company remains contingently liable under the leases. For example, if CarMax were to fail to make lease payments under one or more of the leases, the Company may be required to make these payments on CarMax's behalf. In recognition of this ongoing contingent liability, CarMax has agreed to make a one-time special dividend payment to Circuit City Stores, Inc. on the separation date, assuming the separation is completed. We currently expect this special dividend to be between $25 million and $35 million.

         Optional Conversion of Series of Common Stock. The board of directors may, at any time, at its sole discretion, decide to convert shares of one Group's common stock into shares of the other Group's common stock at a 15 percent premium or a 10 percent premium following any dividend or partial redemption undertaken in connection with a disposition of all or substantially all of the properties or assets attributed to the Group whose common stock is being converted.

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

Circuit City Group:

         General. Circuit City is a leading national retailer of brand-name consumer electronics, personal computers and entertainment software. It sells video equipment, including televisions, digital satellite systems, DVD players, video cassette recorders, camcorders and cameras; audio equipment, including home and portable audio systems and compact disc players; mobile electronics, including car audio, video and security systems; home office products, including personal computers, printers, peripherals, software and facsimile machines; entertainment software, including video games, DVD movies and music; and other consumer electronics products, including wireless phones, corded and cordless phones and accessories. Merchandise lines vary from location to location based on store size and market characteristics. Most merchandise is supplied directly to the stores by regional warehouse distribution facilities.

         Prior to fiscal year 2002, Circuit City sold major appliances. In fiscal year 2001, the Company announced plans to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. See section "Appliance Exit" below for further information.

         Through a 75 percent owned business Digital Video Express that has been discontinued and for which Circuit City was allocated 100 percent of the losses from inception, the Company developed a new digital video system for watching movies at home. This system was marketed in fiscal years 1999 and 2000. Divx was primarily engaged in the business of replicating and distributing specialty encrypted DVDs at wholesale. See section "Discontinued Operations" below for further information.

         Expansion. At April 30, 2002, Circuit City operated 623 retail locations throughout the United States. Circuit City has established its presence in virtually all of the nation's top 100 markets and, therefore, contemplates only limited geographic expansion. We expect to continue adding to the existing store base as attractive market opportunities arise. In fiscal 2003, Circuit City expects to open approximately 10 new Circuit City Superstores and relocate approximately 10 Superstores. Over the past two years, we have experimented with several remodel designs and product category tests to expand the benefits of our new Circuit City store design to the existing store base. In fiscal 2003, we plan to draw on these remodel and product category tests to roll out a remodeled video department and lighting upgrade to approximately 300 Superstores. We believe that rolling out this remodeled department will enable us to increase market share in the growing and highly profitable big-screen television category and further solidify our position in the overall video category. The fiscal 2003 remodeling plan will allow us to affect a large number of Superstores in a manner that has significant potential for incremental benefit, while minimizing the disruptive impact of the remodeling process. We expect the remodeling activities will take approximately two weeks to complete in each store. We will continue testing design ideas for other departments. We plan to continue improving the Circuit City store base in fiscal 2004 and fiscal 2005 by completing the remodel of these 300 stores and by relocating additional stores to provide a shopping experience that we believe is more consistent with the preferences of today's consumer.

         Merchandising. Each Circuit City store location follows detailed operating procedures and merchandising programs. Included are procedures for inventory maintenance, customer relations, store administration, merchandise display, store security and the demonstration and sale of products. Most merchandise is supplied directly to the stores from one of Circuit City's seven automated distribution centers, which are strategically located around the country, and from a centrally located automated software entertainment distribution center. Circuit City's operating regions use a centralized buying organization. The central buying staff reduces costs by purchasing in large volumes and structuring a sound basic merchandising program. Circuit City's merchandising strategy emphasizes a broad selection of products, including the industry's newest technologies, and a wide range of prices. Merchandise mix and displays are controlled centrally to help ensure a high level of consistency among the stores. Merchandise pricing varies by market to reflect local competitive conditions.

         Suppliers. During fiscal 2002, Circuit City's 10 largest suppliers accounted for approximately 68 percent of merchandise purchased. Circuit City's major suppliers include Sony Electronics, Hewlett Packard, Compaq Computer Corporation, Panasonic, JVC Company of America, Thomson Multimedia Inc., Hitachi America LTD, Toshiba, Philips Comsumer Electronics and Universal Music and Video Distribution. Brand-name advertised products are sold by all of the Circuit City retail locations. Circuit City has no significant long-term contracts for the purchase of merchandise.

         Advertising. Circuit City's business relies on considerable amounts of advertising to maintain high levels of consumer awareness. Advertising expenditures from continuing operations were 3.8 percent of net sales and operating revenues in fiscal 2002, 4.0 percent in fiscal 2001 and 3.7 percent in fiscal 2000. The Circuit City business is generally one of the largest newspaper advertisers in the markets that it serves. Circuit City uses multi-page vehicles and run-of-press newspaper advertisements, network and cable television advertising, magazine advertising, direct mail and interactive media. The multi-page vehicles provide an extensive presentation of the broad selection of products and price ranges Circuit City carries. As part of its competitive strategy, Circuit City advertises low prices and provides customers with a low-price guarantee. For every product that Circuit City sells, with some restrictions, we will meet any advertised price from a local store stocking the same new item. In most cases, if a customer finds a lower advertised price, including Circuit City's own sale price, within 30 days, Circuit City will refund the difference plus 10 percent of the difference to the customer.

         Competition. The consumer electronics industry is highly competitive. Circuit City's competitors include large specialty, discount or warehouse retailers as well as local, regional and non-brick-and-mortar retailers. Circuit City uses service, selection and pricing to differentiate its stores from the competition. As part of Circuit City's competitive strategy, the Circuit City Superstores offer a broad selection of brand-name merchandise. Professionally trained sales counselors, convenient credit options, factory-authorized product repair, home delivery, installation centers for automotive electronics, exchange and no-lemon policies and extended warranties reflect a strong commitment to customer service. Circuit City strives to maintain highly competitive prices and offers customers a low-price guarantee.

         Customer Satisfaction. Circuit City conducts market research to monitor store operations and help ensure customer satisfaction. Market research techniques used include focus groups, online customer satisfaction surveys from BizRate.com, telephone interviews, exit interviews and "mystery shops," in which a professional mystery shopper acts as a customer to evaluate customer service performance. Quick feedback enables management to identify issues that need to be addressed, ensuring that store and individual performance remain focused on providing the highest possible level of customer service.

         Employees/Training. At April 30, 2002, the Company had 34,252 hourly and salaried employees and 14,915 employees who worked on a commission basis. Circuit City Superstores are staffed with commissioned and hourly sales associates; sales support personnel such as customer service associates, merchandise specialists and stockpersons; a store manager; one or more sales managers; and an operations manager. At April 30, 2002, Circuit City Group had 28,994 hourly and salaried employees and 12,685 employees who worked on a commission basis. None of these employees are subject to a collective bargaining agreement. Additional personnel may be employed during peak selling seasons.

         Store Associates receive continuous training delivered by customized Web-based interactive courses, supported with in-store mentoring. Courses include product knowledge with an emphasis on new technology, customer service and store operations. Associates also receive online tutoring with links to vendor Web sites for additional resources. In fiscal 2003, a certification program is being implemented to establish minimum proficiency levels and measure each sales counselor's product knowledge and product service. Management training programs are designed to prepare future leaders and include Web-based training, in-store activities, online tutoring and classroom instruction.

         Consumer Credit. Because consumer electronics and personal computers represent relatively large purchases for the average consumer, Circuit City's business is affected by consumer credit availability, which varies with the state of the economy and the location of a particular store. In fiscal 1991,
Circuit City established a credit card finance operation to issue a private-label credit card. In fiscal 2002, approximately 15 percent of Circuit City's total sales were made through its private-label credit card and approximately 50 percent through third-party credit sources. The finance operation's credit extension, customer service and collection operations are fully automated with state-of-the-art technology to maintain a high level of profitability and customer service. The credit card finance operation also manages a MasterCard and Visa bankcard portfolio. Receivables generated by both the private-label credit card and bankcard programs are financed through asset securitization programs. In fiscal 2003, the Company plans to offer a co-branded Visa credit card that will be issued by Circuit City's finance operation.

         Systems. Circuit City's in-store point-of-sale system maintains an online record of all transactions and allows management to track performance by region, store and individual sales counselor. The information gathered by the system supports automatic replenishment of in-store inventory from the regional distribution centers and is incorporated into product buying decisions. The POS system is interfaced with the finance operation's credit approval system. The in-store POS system also is seamlessly integrated with the Company's e-commerce Web site, circuitcity.com. This integration provides the capability for in-store pickup of merchandise ordered from circuitcity.com and allows for in-store ordering of merchandise for shipment directly to the customer's home. In the stores, electronic signature capture for all credit card purchases, automatic printing of manufacturers' rebates, bar-code scanning for product returns and repairs, automatic price tag printing for price changes and computerized home delivery scheduling enhance Circuit City's customer service. These enhancements eliminate time-consuming administrative tasks for store Associates and reduce costs through smoother store-level execution. The POS system also is directly integrated with the registration systems of major Internet service providers such as AmericaOnline, CompuServe and MSN, allowing in-store registration with the interactive services to be completed in approximately five minutes. At in-store kiosks, the POS system also allows customers to sign up for high speed Internet (broadband) service, and to special order custom-built computers from major PC vendors.

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

         E-Commerce. Circuit City's e-Superstore Web site provides broad product selection, convenient purchase and delivery options and in-depth product comparison information. Internet customers can check the inventory of up to three Circuit City Superstores in nearby locations, in addition to the in-stock availability from the e-Superstore. The Web site inventory also is accessible from any store location. Products can be shipped through the e-Superstore for normal shipping charges or they can be picked up, using the Express Pickup service, at a local Superstore. Products purchased through the e-Superstore are shipped from an existing distribution center directly to the customer. Products purchased through the Web site can be serviced through, exchanged at or returned to any Circuit City Superstore location.

         In addition to Circuit City's own Web site, the Company has partnered with Amazon.com to increase selection and convenience for Amazon's consumer electronics shoppers by providing immediate in-store pickup at Circuit City Stores nationwide on thousands of electronics items. In cases where both Amazon.com and Circuit City offer the same electronics products, customers have a choice between traditional Amazon.com shipping options and immediate pickup from a nearby Circuit City Superstore. Items offered exclusively by Circuit City are available for in-store pickup only; and merchandise offered exclusively by Amazon.com will be delivered from Amazon.com.

         Distribution. As of April 30, 2002, Circuit City operated seven automated regional Circuit City electronics distribution centers, each designed to serve stores within a 500-mile range. These centers use conveyor systems and laser bar-code scanners to reduce labor requirements, prevent inventory damage and maintain inventory control. Circuit City also operates smaller distribution centers handling primarily larger non-conveyable electronics products. Circuit City believes that for most merchandise the use of the distribution centers enables it to distribute efficiently a broad selection of merchandise to its stores, reduce inventory requirements at individual stores, benefit from volume purchasing and maintain accounting control. Additionally, Circuit City operates an automated centralized entertainment software distribution center that serves all stores. Most of Circuit City's store merchandise is distributed through its distribution centers, although it expects to add direct-to-store delivery in fiscal 2003 for key products where timely delivery to the store is critical to sales.

         Service. Circuit City offers service and repairs for most of the hard goods it sells. Customers also are able to purchase extended warranties on most of the merchandise that it sells. Circuit City sells extended warranty programs on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, Circuit City has no contractual liability to the customer. In the three states where third-party warranty sales are not permitted, Circuit City sells an extended warranty for which it is the primary obligor. During fiscal 2001, Circuit City initiated the Replacement Protection Plan, a third-party program which covers various types of electronics merchandise, including some types of TVs, VCRs, MP3 players and Mini Disc players. If the customer purchases an RPP, the customer can return defective merchandise during the plan period and receive a check for the original purchase price of the merchandise, plus any shipping and handling.

         As of April 30, 2002, Circuit City had 22 regional, factory-authorized repair facilities. To meet customer needs, merchandise that requires service or repair usually is moved by truck from the stores to the nearest regional service facility and is returned to the store for customer pick-up after repair. Circuit City also has in-home technicians who service large items not conveniently carried to the store.

         Seasonality. Like many retail businesses, Circuit City's sales are greater in the fourth quarter of the fiscal year than in other periods of the fiscal year because of holiday buying patterns. A corresponding pre-season inventory build-up is associated with this sales volume. This increased sales volume results in a lower ratio of fixed costs to sales and a higher ratio of operating income to sales in the fourth fiscal quarter. The Circuit City Group's sales from continuing operations for the fourth fiscal quarter, which includes the holiday season, were $3.39 billion in fiscal 2002, $3.18 billion in fiscal 2001 and $3.48 billion in fiscal 2000. Fourth quarter sales represented approximately 35 percent of total sales in fiscal 2002, 30 percent in fiscal 2001 and 33 percent in fiscal 2000.

         Appliance Exit. On July 25, 2000, the Company announced plans to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. A product profitability analysis had indicated that the appliance category produced below-average profits. This analysis, combined with declining appliance sales, expected increases in appliance competition and the Company's profit expectations for the consumer electronics and home office categories led to the decision to exit the major appliance category. The Company maintains control over Circuit City's in-home major appliance repair business, although repairs are subcontracted to an unrelated third party.

         To exit the appliance business, the Company closed eight distribution centers and eight service centers. The majority of these closed properties are leased. While the Company has entered into contracts to sublease some of these properties, it continues the process of marketing the remaining properties to be subleased.

         Approximately 910 employees were terminated as a result of the exit from the appliance business. These reductions mainly were in the service, distribution and merchandising functions. Because severance was paid to employees on a biweekly schedule based on years of service, cash payments lagged job eliminations. Certain fixed assets were written down in connection with the exit from the appliance business, including appliance build-to-order kiosks in stores and non-salvageable fixed assets and leasehold improvements at the closed locations.

         Discontinued Operations. On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations. Discontinued operations have been segregated on the consolidated statements of cash flows; however, Divx is not segregated on the consolidated balance sheets.

         For fiscal 2002 and 2001, the discontinued Divx operations had no impact on the net earnings of Circuit City Stores, Inc. In fiscal 2000, the loss from the discontinued Divx operations totaled $16.2 million after an income tax benefit of $9.9 million and the loss on the disposal of the Divx business totaled $114.0 million after an income tax benefit of $69.9 million. The loss on the disposal included a provision for operating losses to be incurred during the phase-out period. It also included provisions for commitments under licensing agreements with motion picture distributors, the write-down of assets to net realizable value, lease termination costs, employee severance and benefit costs and other contractual commitments.

          As of February 28, 2002, entities comprising the discontinued Divx operations have been dissolved. The remaining liabilities, totaling $18.5 million, have been assumed by the Company and are included in the consolidated and Circuit City Group balance sheets.

CarMax Group:

         General. CarMax is the nation's largest specialty retailer of used cars and light trucks. In 1993, CarMax pioneered the used-car superstore concept when it opened its first location in Richmond, Virginia. CarMax purchases, reconditions and sells used vehicles. In addition, CarMax sells new vehicles under franchise agreements with DaimlerChrysler, Mitsubishi, Nissan, Toyota, Ford and General Motors. CarMax provides its customers the opportunity to purchase vehicles the same way they buy other retail products, with non-negotiated, low prices and friendly service. CarMax has separated the practice of trading in a used vehicle in conjunction with the purchase of another vehicle into two distinct and independent transactions. CarMax provides an appraisal that allows current vehicle owners to sell their cars to CarMax regardless of their intent to purchase a vehicle from CarMax. CarMax also provides its customers with a full range of related services, including the financing of vehicle purchases through its own finance operation and third-party lenders, the sale of extended warranties and vehicle repair service.

         Expansion. At April 30, 2002, CarMax operated 41 retail units from 39 locations, including 36 used-car superstores and three stand-alone new-car franchises. At April 30, 2002, CarMax operated 18 new-car franchises, 15 of which were co-located or integrated with its used-car superstores. Used-car sales, which are the major part of CarMax's business, represented 82 percent of its total vehicle sales in dollars in fiscal 2002. CarMax stores are located in the Southeastern, Midwestern, Mid-Atlantic and Western United States.

         Since 1999, CarMax has modified and re-established its new-store growth model to move away from large-format superstores. Despite the success of its large-format superstores in Norcross, Ga., and Laurel, Md., this format proved less effective in its Miami, Tampa, Houston, Dallas and Chicago markets. CarMax found that customers in these metropolitan markets were unwilling to travel great distances to its large-format superstores, resulting in stores that were too large and that underserved CarMax's target customer in these markets. Rather, customers preferred to patronize stores that were closer to their homes. Consequently, CarMax plans to expand its number of stores by adding standard superstores (formerly referred to as "A" superstores) in new, mid-sized markets that can be served effectively with one CarMax superstore, together with satellite fill-in superstores in existing multi-store markets. In fully-developed mid-sized markets, CarMax intends to test whether increased penetration can be achieved by adding a satellite superstore. CarMax believes that by focusing on mid-sized markets and satellite fill-in superstores over the near term, it can achieve a higher return on its investment with lower risk. This approach also allows CarMax to postpone entering large multi-store markets until its hub-and-satellite model in existing large multi-store markets has matured further and provides CarMax the opportunity to better anticipate the number, location and types of stores that will be required in such markets.

         CarMax plans to open 22 to 30 stores over the next four years. CarMax opened two superstores late in fiscal 2002, a standard-sized superstore in the new market of Greensboro, N.C., and a satellite superstore in the greater Chicago market. In April 2002, CarMax opened a standard-size superstore in Roseville, Calif., in the Sacramento market. CarMax intends to open an additional three to five superstores in fiscal 2003, including superstores in new mid-sized markets and additional satellite superstores in existing markets. CarMax expects to open six to eight new stores, including superstores and satellite superstores, in each of fiscal 2004, 2005 and 2006, depending upon market opportunities and management's comfort with sales and profitability projections.

         A "mid-sized market" typically has a population of 1.0 million to 2.5 million people. CarMax currently operates stores in nine mid-sized markets including Richmond, Raleigh, Charlotte, Orlando, San Antonio, Greenville, Nashville, Greensboro, and Sacramento. CarMax believes that more than 30 additional mid-sized markets may be suitable for its standard store prototype. The standard store prototype is approximately 40,000 to 60,000 square feet on 10 to 14 acres with approximately 24 service and reconditioning bays.

         Under CarMax's hub-and-satellite strategy, a satellite superstore uses the reconditioning, purchasing and business office operations of a nearby full-sized hub superstore. The consumer offer is identical in both hub superstores and satellite superstores. These hub stores have service facilities that provide regular maintenance and warranty service typical of most new-car dealerships and also recondition all used vehicles prior to sale at both the hub superstore and any related satellite superstore. A prototypical satellite superstore operates on a five-to six-acre site with an approximately 14,000-square-foot facility. The satellite facility houses offices, a showroom and four to seven service bays for regular maintenance and warranty service.

         In addition to entering new mid-sized markets, CarMax plans to focus on adding satellite fill-in superstores in underserved trade areas in its existing multi-store markets, which include Washington/Baltimore, Chicago, Atlanta, Dallas, Houston, Miami and Tampa. CarMax has identified approximately 10 underserved trade areas to target in these markets.

         Merchandising. CarMax offers its customers a broad selection of makes and models of used vehicles, including both domestic and imported cars and light trucks, at competitive prices. CarMax's used-car selection covers popular brands from manufacturers such as DaimlerChrysler, Ford, General Motors, Honda, Mitsubishi, Nissan and Toyota and specialty brands like BMW and Lexus. To appeal to the vast array of consumer preferences and budgets, CarMax offers used vehicles under two programs--the CarMax program and the ValuMax program. CarMax used cars are less than six years old, have fewer than 60,000 miles and generally range in price from $8,500 to $30,000. ValuMax used cars are more than six years old or have 60,000 miles or more and generally range in price from $5,500 to $19,000.

         CarMax's commitment to quality is demonstrated to the customer through a five-day or 250-mile money-back guarantee and an industry-leading 30-day limited warranty. Each CarMax vehicle must pass a comprehensive quality inspection that covers all major and minor mechanical systems and all safety functions as well as cosmetic criteria. Each ValuMax vehicle must pass a quality inspection covering most major mechanical systems and all safety functions. For ValuMax, concentration is placed on providing good, basic, mechanically-sound transportation. Cosmetic corrections or repairs of convenience or luxury items, such as electric mirrors or electric antennas, are generally not performed.

         At all new-car locations, a full selection of the manufacturer's models related to the franchise is available. CarMax operates new-car dealerships under separate franchise or dealer agreements with DaimlerChrysler, Mitsubishi, Nissan, Toyota, Ford and General Motors.

         CarMax has implemented an everyday low-price strategy under which CarMax sets "no-haggle" prices on its used and new vehicles. In fiscal 2002, its used-car prices were, on average, $1,700 below retail Kelley Blue Book price. CarMax believes most prices are at or below the best negotiated price in the market. Prices on all vehicles are clearly displayed on each vehicle's information sticker, on carmax.com and in CarMax's newspaper advertising. CarMax has extended its no-haggle philosophy to every stage of the vehicle transaction, including trade-ins, financing rates, accessories, extended warranty pricing and its low vehicle documentation fees.

         CarMax has replaced the traditional "trade-in" transaction with a process in which CarMax trained buyers appraise any vehicle, usually in 30 minutes or less, and provide the vehicle's owner with a written, guaranteed cash offer that is good for seven days or 300 miles. An appraisal is available to everyone free of charge, whether or not the individual is purchasing a vehicle from CarMax. In contrast to traditional dealers who seek to combine the vehicle purchase and trade-in transactions, the CarMax sales process enables the customer to separately evaluate and make an informed decision with respect to each transaction.

         Suppliers. CarMax acquires its used-vehicle inventory directly from consumers through its unique appraisal process and through other sources, including local and regional auctions, wholesalers, franchised and independent dealers, and fleet owners, such as leasing companies and rental companies. In stores open for more than one year, CarMax acquires a larger portion of its used-vehicle inventory from consumers than from any other source. This buying strategy provides an inventory of makes and models that reflects the tastes of the market.

         All used vehicles are evaluated on the basis of their wholesale and reconditioning costs, and, for off-site purchases, cost of delivery to the store where they will be reconditioned. Buyers based at the stores purchase most of CarMax's inventory. CarMax's buyers, in collaboration with its headquarters staff, rely on the extensive inventory and sales trend data available through the CarMax information system.

         Based on consumer acceptance of the appraisal process at existing CarMax stores and CarMax's experience and success to date in acquiring vehicles from auctions and other sources, CarMax believes that its sources of used vehicles will continue to be sufficient to meet current needs and to support planned expansion.

         New-car inventory for the franchise locations is governed by the terms of the sales and service agreements with DaimlerChrysler, Mitsubishi, Nissan, Toyota, Ford and General Motors.

         Reconditioning. An integral part of CarMax's used-car consumer offer is the reconditioning process. This process includes a comprehensive, certified quality inspection of the engine, cooling and fuel system, drive axle, transmission, electronic systems, suspension, brake system, steering, air conditioning, interior and optional equipment. Based on this quality inspection, CarMax determines the reconditioning necessary to bring the vehicle up to CarMax's high quality standards. Cars in the ValuMax program must meet the same mechanical, electrical and safety standards, but fewer cosmetic and optional equipment standards. Vehicle inspections are completed by CarMax's mechanics, approximately half of whom are Automotive Service Excellence (A.S.E.) certified.

         CarMax performs most routine mechanical and minor body repairs in-house; however, for some reconditioning services, CarMax engages third parties specializing in those services. Over the past several years, CarMax has been performing an increasing percentage of reconditioning services in-house and, based on the cost savings realized, CarMax expects that trend to continue.

         Advertising. CarMax's marketing strategies are focused on developing awareness of the advantages of shopping at CarMax, attracting customers who are already in the market to purchase a vehicle and targeting specific segments of the market through special promotions. CarMax's marketing strategies are implemented primarily through newspaper, television and radio advertising, and the CarMax Web site. Newspaper advertisements promote CarMax's broad selection of vehicles and price leadership, targeting consumers with immediate purchase intentions. Television and radio broadcast advertisements are designed to enhance consumer awareness of the CarMax name, carmax.com and key components of the CarMax offer. Both newspaper and broadcast advertisements are designed to drive customers to the CarMax Web site and to its stores. The style and substance of CarMax's advertisements are distinctly different from those placed by most automobile dealers. The third major marketing support for CarMax is its Web site, carmax.com, which acts as a marketing tool for communicating its consumer offer in detail, a sophisticated search engine for finding the right vehicle and a sales channel for customers who prefer to complete a part of the shopping and sales process online with one of CarMax's internet sales consultants.

         In fiscal 2001, CarMax refined its advertising approach by eliminating spending that research showed to be unprofitable and by increasing the efficiency of its television advertising. In fiscal 2002, CarMax continued to refine the advertising approach implemented in fiscal 2001. CarMax employs a targeted, high-frequency, low-cost-per-impression television strategy, coupled with more targeted newspaper advertising. Advertising expenditures were 1.5 percent of net sales and operating revenues in fiscal 2002, 1.8 percent in fiscal 2001 and 2.4 percent in fiscal 2000. CarMax's fiscal 2002, 2001 and 2000 advertising expense ratios reflect leverage from the total and comparable store sales increases and changes in media buying strategy.

         As additional satellite superstores are opened in a particular market, CarMax expects to further leverage its advertising expenses in that market over a larger number of stores. CarMax utilizes market awareness and customer satisfaction surveys to help tailor its marketing efforts to the purchasing habits and preferences of customers in each market.

         Franchises. CarMax operates new-car dealerships under separate franchise or dealer agreements with manufacturers. These agreements generally allow CarMax to sell manufacturers' brands, perform warranty work on these vehicles and sell related parts and services within a specified market area. Designation of specified market areas generally does not guarantee exclusivity within a specified territory. These agreements generally impose operational requirements and restrictions, including inventory levels, working capital, monthly financial reporting, signage and cooperation with marketing strategies. A manufacturer may terminate a dealer agreement under certain circumstances, including a change in ownership without prior manufacturer approval, failure to maintain adequate customer satisfaction ratings or a material breach of other provisions of the agreement. CarMax also has entered into framework agreements with several major vehicle manufacturers. These agreements generally contain provisions relating to the acquisition, ownership structure, advertising and management of a dealership franchised by those manufacturers.

         Various U.S. federal and state laws governing the relationship between automotive dealerships and vehicle manufacturers also might affect CarMax. These laws include statutes prohibiting manufacturers from terminating or failing to renew franchise agreements without proper cause and unreasonably withholding approval for proposed ownership changes.

         Competition. The used- and new-car retail business is highly competitive. Consumers typically have many choices when deciding where to purchase a used or new vehicle. In both the used- and new-vehicle markets, CarMax seeks to distinguish itself from traditional dealerships through its consumer offer, sales approach and other innovative operating strategies. In the used-vehicle market, CarMax competes with existing franchised and independent dealers, rental companies and private parties. Many franchised new-car dealerships also have increased their focus on the used-vehicle market.

         CarMax believes that the principal competitive factors in used-vehicle sales are price; ability to offer a wide selection of vehicles, including the more popular makes and models; quality of the vehicles; location of retail sites; and degree of customer satisfaction with the car-buying experience. Other competitive factors include the ability to offer or arrange customer financing on competitive terms and the quality and cost of primary and extended warranties. CarMax believes that it is competitive in all of these areas and enjoys advantages over competitors that employ traditional selling methods.

         In the new-vehicle market, CarMax competes with other franchised dealers offering vehicles produced by the same or other manufacturers and with auto brokers and leasing companies. CarMax believes that the principal competitive factors in new-vehicle sales are price; dealer sales promotions; ability of dealerships to offer a wide selection of the most popular vehicles; location of retail sites; and quality of customer service. The new-vehicle market has historically been served primarily by dealerships employing traditional high-pressure, negotiation-oriented sales techniques. CarMax believes that its customer-friendly, low-pressure sales methods will introduce points of competitive differentiation in which it may have an advantage.

         Customer Satisfaction. The CarMax process enables customers to evaluate separately each step of the sales process and to make informed decisions at each step based on comprehensive information about their options and the associated prices. To increase efficiency, the same sales consultant and the customer-friendly, proprietary CarMax inventory information system are available to assist the customer throughout the CarMax sales process. CarMax designed the elements of the CarMax offer to create a customer-friendly experience. CarMax's no-haggle pricing allows its sales consultants to focus solely on its customers' needs. The entire purchase process, including a test-drive and financing, can be completed in less than one hour. CarMax conducts extensive market research to measure its customer service record and to refine its consumer offer.

         CarMax's sales consultants play a significant role in ensuring a customer-friendly sales process. CarMax places great emphasis on integrity and customer-relations skills in its hiring policies and training programs. Although few of CarMax's sales consultants have had prior experience in automobile sales, most of CarMax's sales consultants have had prior retail experience before joining CarMax. Sales consultants, including both full- and part-time employees, are compensated on a commission basis. The amount of the commission is a fixed dollar amount per vehicle sold. In contrast, sales and finance personnel at traditional dealerships often receive higher commissions for negotiating higher prices and for steering customers toward vehicles with higher gross margins.

         Training. CarMax is committed to providing exceptional training to its associates. New store associates are offered structured, self-paced training programs that introduce them to company policies and their specific job responsibilities. Associate participation and performance in each training program are measured by a unique, intranet-based testing and tracking system. Most new associates are assigned mentors who provide on-the-job guidance and support. Many of CarMax's compensation programs reward associates for continuously improving their skills.

         CarMax also offers comprehensive, facilitated classroom training courses to sales consultants, buyers, automotive technicians and managers. All sales consultants receive extensive customer service training both initially and on an ongoing basis. Each buyer undergoes a 12- to 24-month apprenticeship under the tutelage of an experienced buyer and appraises thousands of cars before making his or her first independent purchase. Approximately half of CarMax's service technicians are A.S.E.-certified, the industry standard for technician training. All technicians attend in-house training programs designed to develop their skills in performing routine repair services on the diverse makes and models of vehicles that CarMax sells. Technicians at CarMax's new-car franchises also attend manufacturer-sponsored training programs to stay abreast of current diagnostic, repair and maintenance techniques for the specific manufacturer vehicles. In addition, utilization of technician support groups allows for greater on-the-job training opportunities for new technicians. At April 30, 2002, CarMax's 39 general managers averaged five years of CarMax experience and more than nine years of prior management experience.

         Consumer Credit. CarMax offers its customers an opportunity to obtain prime financing for vehicle purchases through its own finance operation or Bank of America. In addition, Chrysler Financial, Ford Motor Credit, General Motors Acceptance, Mitsubishi Motors Credit, Nissan Motors Acceptance and Toyota Motors Financial Services offer prime financing to customers purchasing new vehicles at applicable CarMax locations. Non-prime financing is offered by TransSouth Financial, Wells Fargo Financial Acceptance and AmeriCredit Financial Services, with no financial recourse to CarMax. Sales consultants use CarMax's proprietary information system to electronically submit financing applications and receive responses from multiple lenders, generally in less than five minutes from prime lenders. Financings are typically installment sale contracts secured by the vehicles financed. Customers are permitted to refinance their loans within three days of a purchase without incurring any finance or related charges. CarMax's arrangements with third-party lenders provide for payment of a fee to CarMax at the time of financing, provided the loan is not refinanced within three days. CarMax has no recourse liability on loans arranged with third-party lenders.

         The CarMax finance operation generates income solely from the prime credit CarMax provides to qualified customers through the sale and servicing of the contract receivables originated by CarMax. In addition, the finance operation enables CarMax to make credit decisions based on overall business considerations and thus helps to ensure the reasonable availability of credit to support CarMax's vehicle sales, while retaining its credit standards, in the event third-party lenders should curtail credit availability due to market considerations. CarMax believes that the high quality of its used vehicles as well as the broad scope of the extended warranties CarMax sells reduces default rates on its customers' loans by helping to keep the purchased vehicles operational. The lower default rates enable CarMax to provide and arrange financing at competitive rates. Receivables generated by the finance operation are financed through asset securitization programs.

         Systems. CarMax's stores are supported by an advanced information system that improves the customer experience while providing tightly integrated automation of all operating functions. Customers can select a range of vehicles using touch-screen computers that display their choices and provide a map of the lot to assist them in their selection of a vehicle. CarMax's inventory management system includes bar codes on each vehicle and each on-site parking place. Daily scanning tracks movement of vehicles on the lot and an electronic gate helps track test drives for vehicles and sales consultants. Online financing and computer-assisted document preparation ensure rapid completion of the sales transaction. Behind the scenes, CarMax's proprietary store technology provides its management with real-time intelligence about every aspect of store operation, such as inventory management, pricing, vehicle transfers, wholesale auctions and sales consultant productivity.

         Advanced information systems, which are a key to CarMax's successful inventory management, provide CarMax stores with the ability to anticipate future inventory needs and manage its pricing strategy. Through this centralized system, CarMax is able to immediately integrate new stores into its network of CarMax stores, allowing the new stores to rapidly achieve operating efficiency. CarMax continues to enhance and refine its information systems, which CarMax believes to be a core competitive strength.

         E-Commerce. The CarMax Web site, carmax.com, offers complete inventory and pricing search capabilities. Inventory information on the more than 14,000 cars available in the CarMax nationwide inventory is updated daily. Carmax.com includes all the detailed vehicle information, such as pictures of each vehicle, prices, features, specifications and store locations, available at the store as well as sorting and comparison features that allow consumers to easily compare vehicles. The site also includes features such as detailed vehicle reviews, payment calculators and an option to estimate trade-in values via a link with Kelley Blue Book. CarMax believes these features make it easier for consumers to meet all of their auto research needs on carmax.com. Both used-car and new-car customers can contact dedicated Internet sales consultants online via carmax.com, by telephone or by fax. Customers can work with these sales consultants from the comfort of home - including applying for financing - and need only visit the store to sign the paperwork and pick up their vehicle.

         Service. All CarMax used-car locations provide vehicle repair service, including used-car warranty service. Factory-authorized service also is provided at all new-car franchises. In fiscal 2000 and fiscal 2001, CarMax expanded its retail service operations as its customer base increased. In fiscal 2002, CarMax continued its retail service expansion through additional marketing and growth in its customer base. CarMax has developed systems and procedures that are intended to ensure that its retail repair service operations are conducted in the same customer-friendly and efficient manner as its other operations. CarMax offers retail repair service to the public at all existing locations.

         CarMax believes that the efficiency of its service and reconditioning operations are enhanced by its use of technician support groups, as well as by its compensation programs. These support groups and compensation programs are designed to increase the productivity of its service technicians and result in reduced costs and higher-quality repairs and reconditioning. Each group contains a small number of service professionals with different skills and levels of experience. The experienced technicians in the group perform the more complicated repairs with assistance from the apprentices, who also perform simpler functions on their own. Rather than paying technicians on an hourly basis, each technician receives a flat rate for each repair or service performed. CarMax is able to track the productivity of each technician through the CarMax information system.

         In all the states in which CarMax operates, it sells warranties on behalf of unrelated third parties that are the primary obligors. Under these third-party warranty programs, CarMax has no contractual liability to the customer. Contracts usually have terms of coverage between 12 and 72 months.

         Seasonality. CarMax's business is seasonal, with each location generally experiencing more of its net sales in the first half of the fiscal year. During the fall quarter, new-model-year introductions and discounting on close-out vehicles can cause rapid depreciation of used-car prices, especially on late-model vehicles. CarMax anticipates that the seasonality of the business may vary from region to region as its operations expand geographically.

         Employees. On April 30, 2002, CarMax had 5,258 hourly and salaried employees and 2,230 sales employees who worked on a commission basis. No CarMax employee is subject to a collective bargaining agreement. Additional CarMax personnel are employed during peak selling seasons.

         Environmental. As with automobile dealerships generally, and service operations in particular, CarMax's business involves the use, handling and disposal of hazardous or toxic substances, including motor oil, gasoline, transmission fluid, solvents, lubricants and other materials. The business also involves the past and current operation and/or removal of aboveground and underground storage tanks containing such substances. Accordingly, CarMax is subject to U.S. federal, state and local laws and regulations governing air and water quality and the handling, storage and disposal of hazardous or toxic substances. CarMax believes that it does not have any material environmental liabilities and that compliance with such laws and regulations will not, individually or in the aggregate have a material adverse effect on its results of operations or financial condition.


Item 2.  Properties.

At April 30, 2002, the Company's Circuit City retail operations were conducted in 623 locations, including 603 Superstores and 20 mall-based Circuit City Express Stores. At April 30, 2002, CarMax's operations were conducted in 41 retail units from 39 locations.

         The following table summarizes the Company's Circuit City and CarMax retail units as of April 30, 2002:

                           Circuit City Group                                  CarMax Group
                    --------------------------------          ------------------------------------------------
                                                                      Superstores
                                                              ------------------------------
                                 Express                                          Prototype     New
                     Superstores Stores        Total          Mega     Standard   Satellite     Car      Total
                     ----------- ------        -----          -------------------------------------      -----
Alabama                   7          -           7              -          -          -          -         -
Arizona                  10          1          11              -          -          -          -         -
Arkansas                  4          -           4              -          -          -          -         -
California               82          2          84              1          1          -          2         4
Colorado                 11          -          11              -          -          -          -         -
Connecticut               7          1           8              -          -          -          -         -
Delaware                  2          -           2              -          -          -          -         -
Florida                  46          -          46              3          3          -          1         7
Georgia                  21          2          23              1          2          -          -         3
Hawaii                    1          -           1              -          -          -          -         -
Idaho                     2          -           2              -          -          -          -         -
Illinois                 33          -          33              3          1          -          -         4
Indiana                  15          -          15              -          -          1          -         1
Kansas                    5          -           5              -          -          -          -         -
Kentucky                  6          -           6              -          -          -          -         -
Louisiana                 8          1           9              -          -          -          -         -
Maine                     2          -           2              -          -          -          -         -
Maryland                 16          -          16              1          1          1          1         4
Massachusetts            14          4          18              -          -          -          -         -
Michigan                 23          1          24              -          -          -          -         -
Minnesota                 9          1          10              -          -          -          -         -
Mississippi               3          -           3              -          -          -          -         -
Missouri                 11          -          11              -          -          -          -         -
Nebraska                  2          -           2              -          -          -          -         -
Nevada                    6          -           6              -          -          -          -         -
New Hampshire             5          1           6              -          -          -          -         -
New Jersey               13          -          13              -          -          -          -         -
New Mexico                1          -           1              -          -          -          -         -
New York                 29          -          29              -          -          -          -         -
North Carolina           18          1          19              -          3          -          -         3
Ohio                     27          2          29              -          -          -          -         -
Oklahoma                  4          -           4              -          -          -          -         -
Oregon                    8          -           8              -          -          -          -         -
Pennsylvania             26          1          27              -          -          -          -         -
Rhode Island              2          -           2              -          -          -          -         -
South Carolina            8          -           8              -          1          -          -         1
Tennessee                13          -          13              -          1          -          -         1
Texas                    48          -          48              4          3          2          -         9
Utah                      5          -           5              -          -          -          -         -
Vermont                   1          -           1              -          -          -          -         -
Virginia                 25          2          27              -          2          -          -         2
Washington               12          -          12              -          -          -          -         -
West Virginia             4          -           4              -          -          -          -         -
Wisconsin                 7          -           7              -          -          1          1         2
Wyoming                   1          -           1              -          -          -          -         -
                       -------------------------------------------------------------------------------------

                        603         20         623             13         18          5          5        41
                       =====================================================================================

         Of the stores open at April 30, 2002, the Company owns three Circuit City and three CarMax stores. The Company leases the remaining Circuit City and CarMax stores. During fiscal 2003, the Company anticipates entering into sale-leaseback transactions for all six of the Circuit City and CarMax store locations owned by the Company as of April 30, 2002.

         For information with respect to obligations for Circuit City leases, see Note 8 to the Circuit City Group Financial Statements on page 72 of the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference. For information with respect to obligations for CarMax leases, see
Note 8 to the CarMax Group Financial Statements on page 94 of the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference.

         Of the Company's ten distribution centers, nine are leased. The Company owns a 388,000-square-foot consumer electronics distribution center in Doswell, Va., which has been financed with Industrial Development Revenue Bonds.

         In addition, the Company owns most of the land but leases the three buildings in which its corporate headquarters is located. The CarMax headquarters, which is located near the site of the first CarMax retail store, is also leased. The Company leases space for all warehouse, service and office facilities except for the aforementioned properties.

Item 3.  Legal Proceedings.

         In the normal course of business, the Company is involved in various legal proceedings. Based upon the Company's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

         On or about April 22, 2002, Kevin Smith, individually and on behalf of all others similarly situated, filed a complaint against the Company and W. Alan McCollough in the United States District Court for the Eastern District of Virginia, Richmond Division. The Complaint seeks certification of a class, which would include all purchasers of the Company's common stock between December 6, 2001, and February 22, 2002, and alleges that, during the specified time period, the Company and Mr. McCollough violated federal securities laws by misrepresenting material facts about the business and operations of the Circuit City Group. The plaintiff seeks unspecified compensatory damages, attorneys' fees and costs. Although the complaint uses the general term common stock in describing the class of stockholders it seeks to clarify, the specific allegations regarding stock price all relate to the Circuit City Group Common Stock. Regardless, the Company believes that the allegations are without merit and that the Company has substantial defenses to the claims alleged. As a result, the Company intends to defend the action vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2002.

Executive Officers of the Company.

         The following table identifies the present executive officers of the Company. The Company is not aware of any family relationship between any executive officers of the Company or any executive officer and any director of the Company. All executive officers are generally elected annually and serve for one year or until their successors are elected and qualify. The next general election of officers will occur in June 2002.

             Name                    Age               Office

      W. Alan McCollough             52        President and
                                               Chief Executive Officer

      Michael T. Chalifoux           55        Executive Vice President,
                                               Chief Financial Officer and
                                               Corporate Secretary

      John W. Froman                 48        Executive Vice President
                                               Chief Operating Officer

      Kim D. Maguire                 46        Executive Vice President
                                               Merchandising

             Name                    Age               Office


      Ann-Marie Austin-Stephens      43        Senior Vice President
                                               Store Innovation and Development

      Dennis J. Bowman               48        Senior Vice President and
                                               Chief Information Officer

      W. Stephen Cannon              50        Senior Vice President and
                                               General Counsel

      Fiona P. Dias                  36        Senior Vice President
                                               Marketing

      Philip J. Dunn                 49        Senior Vice President,
                                               Treasurer and Controller

      W. Austin Ligon                51        Senior Vice President
                                               Automotive

      Gary M. Mierenfeld             50        Senior Vice President
                                               Supply Chain

      Jeffrey S. Wells               56        Senior Vice President
                                               Human Resources and Training

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

         Mr. Froman joined the Company in 1986 as a store manager and general manager in training. In 1987, he was promoted to general manager and in 1989 was named assistant vice president. He was promoted to director of corporate operations in 1990 and in 1992 added the title of vice president. He was elected Central Division president in 1994, named senior vice president - merchandising in 1997 and was promoted to executive vice president in 2000. He was named chief operating officer in 2001.

         Mr. Maguire joined the Company in 2001 as executive vice president - merchandising. Prior to joining the Company, Mr. Maguire had been employed by Target Stores for 20 years, most recently as senior vice president - hardlines.

         Ms. Austin-Stephens joined the Company in 1999 as vice president of Strategic Planning. She was elected senior vice president in 2000. Before joining the Company, she had served more than three years as the director of technology and brand marketing for The Frito-Lay Company and 13 years with The Procter and Gamble Company in various marketing, strategy and product development positions.

         Mr. Bowman joined the Company in 1996 as vice president and chief information officer. He was elected senior vice president and chief information officer in 1997. Prior to joining the Company, he had served, since 1993, as senior vice president - information services for Rite Aid Corporation; from 1984 to 1993, he was a consultant with McKinsey & Company.

         Mr. Cannon joined the Company in 1994 as senior vice president and general counsel. Prior to joining the Company, he had been, since 1986, a partner in Wunder, Diefenderfer, Ryan, Cannon & Thelen, a Washington, D.C., law firm.

         Ms. Dias joined the Company in 2000 as senior vice president - marketing. Before joining the Company, she was chief marketing officer at Stick Networks, Inc.; vice president - marketing and development for the Frito-Lay Company from

1999 to 2000; from 1996 to 1999, she was director of brand management and corporate development at Pennzoil Quaker State Company; and, prior to 1996, held various brand management positions with The Procter and Gamble Company.

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

         Mr. Mierenfeld joined the Company in 1993 as vice president - distribution. He was elected senior vice president - supply chain in 1999.

         Mr. Wells joined the Company in 1996 as senior vice president - human resources and training. Prior to joining the Company, he had served as a senior vice president of Toys "R" Us, Inc. since 1992.

                                     Part II


         With the exception of the information incorporated by reference from the 2002 Annual Report to Stockholders and the Supplement to Annual Report - Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 2 of Part I and Items 5, 6, 7, 7a and 8 of Part II and Item 14 of Part IV of this Form 10-K, the Company's 2002 Annual Report to Stockholders and the Supplement to Annual Report - Management's Discussion and Analysis of Results of Operations and Financial Condition are not to be deemed filed as a part of this Report.


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.

         Incorporated herein by reference is the information appearing under the heading "Common Stock" on page 35 of the Company's 2002 Annual Report to Stockholders.

         As of April 30, 2002, there were 8,195 shareholders of record of the Circuit City Group Common Stock and 405 shareholders of record of the CarMax Group Common Stock.

Item 6.  Selected Financial Data.

         Incorporated herein by reference is the information appearing under the heading "Reported Historical Information" on page 23 of the Company's 2002 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

         Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 23 through 35 for Circuit City Stores, Inc., pages 55 through 61 for the Circuit City Group, and pages 78 through 83 for the CarMax Group of the Company's 2002 Annual Report to Stockholders and the additional finance operation disclosure in the Supplement to Annual Report - Management's Discussion and Analysis of Results of Operations and Financial Condition. As previously announced, CarMax, Inc. has filed a registration statement related to the proposed separation of the CarMax auto superstore business from the Circuit City consumer electronics business. The risk factors contained in that registration statement are attached to this report as Exhibit 99 and should be read in conjunction with the cautionary statements listed under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 34 and 35 of the Company's 2002 Annual Report to Stockholders.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

         Incorporated herein by reference is the information appearing under the sub-heading "Market Risk" on page 34 for Circuit City Stores, Inc., page 61 for the Circuit City Group and page 83 for the CarMax Group of the Company's 2002 Annual Report to Stockholders.

Item 8.  Financial Statements and Supplementary Data.

         Incorporated herein by reference is the information appearing under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of

Stockholders'   Equity,"  "Notes  to  Consolidated  Financial  Statements,"  and
"Independent Auditors' Report," on pages 36 through 54 of the Company's 2002 Annual Report to Stockholders.

         Incorporated herein by reference is the information appearing under the headings "Circuit City Group Statements of Earnings," "Circuit City Group Balance Sheets," "Circuit City Group Statements of Cash Flows," "Circuit City Group Statements of Group Equity," "Notes to Circuit City Group Financial Statements," and "Independent Auditors' Report," on pages 62 through 77 of the Company's 2002 Annual Report to Stockholders.

         Incorporated herein by reference is the information appearing under the headings "CarMax Group Statements of Earnings," "CarMax Group Balance Sheets," "CarMax Group Statements of Cash Flows," "CarMax Group Statements of Group Equity, " "Notes to CarMax Group Financial Statements," and "Independent Auditors' Report," on pages 84 through 97 of the Company's 2002 Annual Report to Stockholders.

         Incorporated herein by reference is the information appearing under the heading "Quarterly Financial Data (Unaudited)" on page 54 for Circuit City Stores, Inc., page 77 for the Circuit City Group and page 97 for the CarMax Group of the Company's 2002 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

         With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11 and 12 of Part III of this Form 10-K, the Company's Proxy Statement dated May 10, 2002, is not to be deemed filed as a part of this Report.

Item 10. Directors and Executive Officers of the Company.

         The  information  concerning the Company's  directors  required by this
Item is incorporated by reference to the section entitled "Item One - Election of Directors" appearing on pages 3 through 5 of the Company's Proxy Statement dated May 10, 2002.

         The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Company" appearing on pages 14 and 15.

         The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 19 of the Company's Proxy Statement dated May 10, 2002.

Item 11. Executive Compensation.

         The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" appearing on pages 11 through 18 of the Company's Proxy Statement dated May 10, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated by reference to the section entitled "Beneficial Ownership of Securities" appearing on pages 6 through 8 of the Company's Proxy Statement dated May 10, 2002.

Item 13. Certain Relationships and Related Transactions.

         None.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are filed as part of this Report:


           1. Financial Statements. The following Financial Statements of Circuit City Stores, Inc., the Circuit City Group and the CarMax Group, and the related notes to Financial Statements and the Independent Auditors' Reports are incorporated by reference to pages 36 through 54 for Circuit City Stores, Inc., pages 62 through 77 for the Circuit City Group, and pages 84 through 97 for the CarMax Group of the Company's 2002 Annual Report to
               Stockholders:

               Consolidated Statements of Earnings for the fiscal years ended February 28 or 29, 2002, 2001 and 2000.

               Circuit City Group Statements of Earnings for the fiscal years ended February 28 or 29, 2002, 2001 and 2000.

               CarMax Group Statements of Earnings for the fiscal years ended February 28 or 29, 2002, 2001 and 2000.

               Consolidated Balance Sheets at February 28, 2002 and 2001.

               Circuit City Group Balance Sheets at February 28, 2002 and 2001.

               CarMax Group Balance Sheets at February 28, 2002 and 2001.

               Consolidated Statements of Cash Flows for the fiscal years ended February 28 or 29, 2002, 2001 and 2000.

               Circuit City Group Statements of Cash Flows for the fiscal years ended February 28 or 29, 2002, 2001 and 2000.

               CarMax Group Statements of Cash Flows for the fiscal years ended February 28 or 29, 2002, 2001 and 2000.

               Consolidated Statements of Stockholders' Equity for the fiscal years ended February 28 or 29, 2002, 2001 and 2000.

               Circuit City Group Statements of Group Equity for the fiscal years ended February 28 or 29, 2002, 2001 and 2000.

               CarMax Group Statements of Group Equity for the fiscal years ended February 28 or 29, 2002, 2001 and 2000.

               Notes to Consolidated Financial Statements.

               Notes to Circuit City Group Financial Statements.

               Notes to CarMax Group Financial Statements.

               Independent Auditors' Report, Circuit City Stores, Inc.

               Independent Auditors' Report, Circuit City Group.

               Independent Auditors' Report, CarMax Group.

           2. Financial Statement Schedules. The following financial statement schedules of Circuit City Stores, Inc., Circuit City Group and CarMax Group for the fiscal years ended February 28 or 29, 2002, 2001 and 2000, are filed as part of this Report and should be read in conjunction with the Financial Statements of Circuit City Stores, Inc., Circuit City Group and CarMax Group.

                  II  Valuation and Qualifying Accounts and Reserves, Circuit City Stores, Inc.                      S-1

                  II  Valuation and Qualifying Accounts and Reserves, Circuit City Group                             S-1

                  II  Valuation and Qualifying Accounts and Reserves, CarMax Group                                   S-1

                                  Page 19 of 22

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

      (b)  Reports on Form 8-K.

           The Company filed a Form 8-K on February 22, 2002, announcing the Company's plans to split-off its CarMax auto Superstore business.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CIRCUIT CITY STORES, INC.
                                    (Registrant)



                                    By /s/W. Alan McCollough
                                       -------------------------
                                    W. Alan McCollough
                                    President and Chief Executive Officer


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


May 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                  Title                      Date


Carolyn H. Byrd*                 Director                 May 28, 2002
--------------------------
Carolyn H. Byrd


Michael T. Chalifoux             Director                 May 28, 2002
--------------------------
Michael T. Chalifoux


Richard N. Cooper*               Director                 May 28, 2002
--------------------------
Richard N. Cooper


Barbara S. Feigin*               Director                 May 28, 2002
--------------------------
Barbara S. Feigin


James F. Hardymon*               Director                 May 28, 2002
--------------------------
James F. Hardymon


Robert S. Jepson Jr.*            Director                 May 28, 2002
--------------------------
Robert S. Jepson Jr.


/s/Warren A. McCollough          Director                 May 28, 2002
--------------------------
Warren A. McCollough


Hugh G. Robinson*                Director                 May 28, 2002
--------------------------
Hugh G. Robinson


Paula G. Rosput*                 Director                 May 28, 2002
--------------------------
Paula G. Rosput


Mikael Salovaara*                Director                 May 28, 2002
--------------------------
Mikael Salovaara


Richard L. Sharp*                Director                 May 28, 2002
--------------------------
Richard L. Sharp


John W. Snow*                    Director                 May 28, 2002
--------------------------
John W. Snow


Carolyn Y. Woo*                  Director                 May 28, 2002
--------------------------
Carolyn Y. Woo

By: /s/Warren A. McCollough
---------------------------
Warren A. McCollough,
Attorney-In-Fact


*The original powers of attorney authorizing Warren A. McCollough and Michael T. Chalifoux, or either of them, to sign this annual report on behalf of certain directors and officers of the Company are included as Exhibit 24.

                                                                                                S-1
                                   Schedule II

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves
                 ----------------------------------------------
                             (Amounts in thousands)


                                        Balance at         Charged           Charge-offs          Balance at
                                        Beginning             to                 less               End of
        Description                      of Year            Income            Recoveries             Year
        -----------                      -------            ------            ----------             ----
Circuit City Stores, Inc.:

Year ended February 29, 2000:
Allowance for doubtful accounts         $  16,282           $ 7,758           $  (5,727)          $  18,313
                                        =========           =======           =========           =========

Year ended February 28, 2001:
Allowance for doubtful accounts         $ 18,313            $ 8,878           $ (18,219)          $   8,972
                                        ========            =======           =========           =========

Year ended February 28, 2002:
Allowance for doubtful accounts         $  8,972            $ 5,552           $  (9,777)          $   4,747
                                        ========            =======           =========           =========

Circuit City Group:

Year ended February 29, 2000:
Allowance for doubtful accounts         $ 11,069            $ 4,324           $  (2,898)          $  12,495
                                        ========            =======           =========           =========

Year ended February 28, 2001:
Allowance for doubtful accounts         $ 12,495            $ 5,171           $ (15,598)          $   2,068
                                        ========            =======           =========           =========

Year ended February 28, 2002:
Allowance for doubtful accounts         $  2,068            $ 3,485            $ (4,893)          $     660
                                        ========            =======            ========           =========

CarMax Group:

Year ended February 29, 2000:
Allowance for doubtful accounts         $  5,213            $ 3,434           $  (2,829)          $   5,818
                                        ========            =======           =========           =========

Year ended February 28, 2001:
Allowance for doubtful accounts         $  5,818            $ 3,707           $  (2,621)          $   6,904
                                        ========            =======           =========           =========

Year ended February 28, 2002:
Allowance for doubtful accounts         $  6,904            $ 2,067           $  (4,884)          $   4,087
                                        ========            =======           =========           =========

Certain prior year amounts have been changed to conform to current year presentation.

         Independent Auditors' Report on Financial Statement Schedule



         The Board of Directors
         Circuit City Stores, Inc.:


         Under date of April 2, 2002, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 28, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2002, as contained in the February 28, 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year ended February 28, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related Circuit City Stores, Inc. financial statement schedule as listed in
         Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




         /s/KPMG LLP



         Richmond, Virginia
         April 2, 2002

         Independent Auditors' Report on Financial Statement Schedule



         The Board of Directors
         Circuit City Stores, Inc.:


         Under date of April 2, 2002, we reported on the balance sheets of the Circuit City Group as of February 28, 2002 and 2001, and the related statements of earnings, group equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2002, as contained in the February 28, 2002 annual report to stockholders. Our report dated April 2, 2002 includes a qualification related to the effects of not consolidating the CarMax Group with the Circuit City Group as required by accounting principles generally accepted in the United States of America. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Circuit City Stores, Inc. for the fiscal year ended February 28, 2002. In connection with our audits of the aforementioned financial statements, we also have audited the related Circuit City Group financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, except for the effects of not consolidating the CarMax Group with the Circuit City Group as discussed in the preceding paragraph, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




         /s/KPMG LLP



         Richmond, Virginia
         April 2, 2002

         Independent Auditors' Report on Financial Statement Schedule



         The Board of Directors
         Circuit City Stores, Inc.:


         Under date of April 2, 2002, we reported on the balance sheets of the CarMax Group as of February 28, 2002 and 2001, and the related statements of operations, group equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2002, as contained in the February 28, 2002 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K of Circuit City Stores, Inc. for the fiscal year ended February 28, 2002. In connection with our audits of the aforementioned financial statements, we also have audited the related CarMax Group financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




         /s/KPMG LLP



         Richmond, Virginia
         April 2, 2002

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


                  (d) Bylaws of the Company, as amended and restated December 20, 2001, filed as Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2001 (File No. 1-5767), are expressly incorporated herein by this reference.


 (4)     Instruments   Defining  the  Rights  of  Security  Holders,   Including
         Indentures


                  (a) Second Amended and Restated Rights Agreement dated as of July 10, 2001, between the Company and Wells Fargo Bank Minnesota, N.A. (Formerly Named Norwest Bank Minnesota, N.A.), dated as of July 20, 2001, filed as
                           Exhibit 1 to the Company's Form 8-A/A filed on July 20, 2001 (File No. 1-5767), is expressly incorporated herein by this reference.


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


                  (g) $150,000,000 Credit Agreement dated August 31, 1996, between the Company, Crestar Bank, as agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


                  (h) First Amendment to Credit Agreement dated May 1, 1998, to the $150,000,000 Credit Agreement dated August 31, 1996, between the Company, Crestar Bank, as agent, and the banks named therein. Pursuant to
                           Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

                  (i) Second Amendment to Credit Agreement dated September 1, 1999, to the $150,000,000 Credit Agreement dated August 31, 1996, between the Company, Crestar Bank, as agent, and the banks named therein. Pursuant to
                           Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

                  (j) Third Amendment to Credit Agreement dated December 15, 2000, to the $150,000,000 Credit Agreement dated August 31, 1996, between the Company SunTrust, as successor agent, and the banks named therein. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.


(10)     Material Contracts*


                  (a) The Company's 2000 Non-Employee Directors Stock Incentive Plan, filed as Appendix A to the Company's Definitive Proxy Statement dated May 10, 2000, for the Annual Meeting of Shareholders held on June 13, 2000 (File No. 1-5767), is expressly incorporated herein by this reference.

                  (b) Amendments effective June 15, 2001, to Company's 2000 Non-Employee Directors Stock Incentive Plan, filed as
                           Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (c) The Company's Amended and Restated 1989 Non-Employee Directors Stock Option Plan, filed as Exhibit A to the Company's Definitive Proxy Statement dated May 9, 1997, for the Annual Meeting of Shareholders held on June 17, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (d) Amendments adopted June 17, 1997, to the Company's Amended and Restated 1989 Non-Employee Directors Stock Option Plan filed as Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (e) The Company's 1994 Stock Incentive Plan, as amended as of January 24, 1997, filed as Annex III to the Company's Definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (f) Amendments effective June 13, 2000, to the Company's 1994 Stock Incentive Plan as amended, filed as
                           Exhibit 10 to the Company's Quarterly Report on form 10-Q for the quarter ended May 31, 2000 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (g) Amendment effective June 15, 1999, to the Company's 1994 Stock Incentive Plan, as amended, filed as
                           Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (h) Letter agreement and non-compete agreement dated January 30, 1996, (revised February 12, 1996), between  the  Company  and Alan L.  Wurtzel  filed as
                           Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (i)      Employment  agreement between the Company and Richard
                           L. Sharp dated October 17, 1986, and amendment dated August 1, 1989, to the employment agreement, filed as
                           Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1993 (File No. 1-5767), is expressly incorporated herein by this reference.

                  (j) Employment agreement between the Company and John W. Froman dated June 27, 1990, filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 (File No. 1-5767), is expressly incorporated herein by this reference.

                  (k)      Employment  agreement between the Company and William
                           A. Ligon dated April 25, 1995, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (l) Employment agreement dated May 25, 1989, between the Company and Michael T. Chalifoux, filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1991 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (m) Employment agreement dated April 24, 1995, between the Company and W. Alan McCollough filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (n) The Company's Annual Performance-Based Bonus Plan, as amended as of January 24, 1997, filed as Annex IV to the Company's Definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.


                  (o) The Company's Non-Employee Directors Deferred Compensation Plan, filed as Exhibit 10 to the
                           Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2000 (File No. 1-5767), is expressly incorporated herein by this reference.


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


(13)     Annual Report to Stockholders

         Pages 23 through 97 of the Company's Annual Report to stockholders for the fiscal year ended February 28, 2002, and the Supplement to Annual Report - Management's Discussion and Analysis of Results of Operations and Financial Condition



(21)     Subsidiaries of the Company


(23)     Consents of Experts and Counsel


         Consent of KPMG LLP


(24)     Powers of Attorney


(99)     Additional Exhibits


         Risk Factors excerpt from the Registration Statement of CarMax, Inc. filed in connection with the proposed separation of the CarMax business from the Circuit City business (Registration No. 333-85240; Amendment No. 1 filed with the Securities and Exchange Commission on May 14,
         2002)

*All contracts listed under Exhibit 10 are management contracts, compensatory plans or arrangements of the Company required to be filed as an exhibit.