Form 10-Q
period 2002-05-31
CIRCUIT CITY STORES INC
filed 2002-07-15
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended May 31, 2002

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

           Yes    X                                   No
               -------                                   ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                     Class                                        Outstanding at June 30, 2002
-----------------------------------------------------------------------------     ----------------------------
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                209,961,358
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                       37,063,940


An Index is included on Page 2 and a separate Index for Exhibits is included on Page 60.





                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                Page
                                                                                                 No.
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Financial Statements:
                  ---------------------------------

                     Consolidated Balance Sheets -
                     May 31, 2002, and February 28, 2002                                         4

                     Consolidated Statements of Earnings -
                     Three Months Ended May 31, 2002 and 2001                                    5

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 2002 and 2001                                    6

                     Notes to Consolidated Financial Statements                                  7

                  Circuit City Group Financial Statements:
                  ---------------------------------------

                     Circuit City Group Balance Sheets -
                     May 31, 2002, and February 28, 2002                                        29

                     Circuit City Group Statements of Earnings -
                     Three Months Ended May 31, 2002 and 2001                                   30

                     Circuit City Group Statements of Cash Flows -
                     Three Months Ended May 31, 2002 and 2001                                   31

                     Notes to Circuit City Group Financial Statements                           32

                  CarMax Group Financial Statements:
                  ---------------------------------

                     CarMax Group Balance Sheets -
                     May 31, 2002, and February 28, 2002                                        44

                     CarMax Group Statements of Earnings -
                     Three Months Ended May 31, 2002 and 2001                                   45

                     CarMax Group Statements of Cash Flows -
                     Three Months Ended May 31, 2002 and 2001                                   46

                     Notes to CarMax Group Financial Statements                                 47

      Item 2.     Management's Discussion and Analysis:
                  ------------------------------------

                     Circuit City Stores, Inc. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                           16

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                           37

                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                           51

                                  Page 2 of 62


      Item 3.        Quantitative and Qualitative Disclosures About Market Risk:
                     ----------------------------------------------------------

                     Circuit City Stores, Inc. Quantitative and Qualitative Disclosures         27
                     About Market Risk

                     Circuit City Group Quantitative and Qualitative Disclosures                43
                     About Market Risk

                     CarMax Group Quantitative and Qualitative Disclosures                      58
                     About Market Risk


PART II.             OTHER INFORMATION

      Item 1.        Legal proceedings                                                          59

      Item 4.        Submission of Matters to a Vote of Security Holders                        59

      Item 6.        Exhibits and Reports on Form 8-K                                           60




                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                            May 31, 2002     Feb. 28, 2002
                                                            ------------     -------------
                                                            (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                   $1,176,002        $1,251,532
Net accounts receivable                                        201,208           211,402
Retained interests in securitized receivables                  544,036           515,139
Inventory                                                    1,742,485         1,633,327
Prepaid expenses and other current assets                       36,538            41,311
                                                            ----------        ----------

Total current assets                                         3,700,269         3,652,711

Property and equipment, net                                    858,505           853,778
Deferred income taxes                                            6,785                 -
Other assets                                                    31,537            32,897
                                                            ----------        ----------

TOTAL ASSETS                                                $4,597,096        $4,539,386
                                                            ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                            $1,108,731        $1,106,679
Accrued expenses and other current liabilities                 170,837           183,336
Accrued income taxes                                            21,207           100,696
Deferred income taxes                                          140,503           138,306
Short-term debt                                                 10,855            10,237
Current installments of long-term debt                         102,102           102,073
                                                            ----------        ----------

Total current liabilities                                    1,554,235         1,641,327
Long-term debt, excluding current installments                 113,734            14,064
Other liabilities                                              156,694           149,269
Deferred income taxes                                                -               288
                                                            ----------        ----------

TOTAL LIABILITIES                                            1,824,663         1,804,948
                                                            ----------        ----------

Stockholders' equity:

Circuit City Group Common Stock, $0.50 par value;
350,000,000 shares authorized; 209,912,599 shares
     issued and outstanding as of May 31, 2002                 104,956           104,411
CarMax Group Common Stock, $0.50 par value;
     175,000,000 shares authorized; 37,061,535 shares
     issued and outstanding as of May 31, 2002                  18,531            18,426
Capital in excess of par value                                 823,066           810,047
Retained earnings                                            1,825,880         1,801,554
                                                            ----------        ----------

TOTAL STOCKHOLDERS' EQUITY                                   2,772,433         2,734,438
                                                            ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $4,597,096        $4,539,386
                                                            ==========        ==========

See accompanying notes to consolidated financial statements.




                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                                   Three Months Ended
                                                                        May 31,
                                                                2002              2001
                                                             ----------        ----------

Net sales and operating revenues                             $3,119,807        $2,749,621
Cost of sales, buying and warehousing                         2,488,554         2,183,268
                                                             ----------        ----------
Gross profit                                                    631,253           566,353
                                                             ----------        ----------

Selling, general and administrative expenses (net of
    finance income of $44,496 as of May 31, 2002,
    and $49,055 as of May 31, 2001)                             583,925           535,994
Interest expense                                                  1,026             2,992
                                                             ----------        ----------
Total expenses                                                  584,951           538,986
                                                             ----------        ----------

Earnings before income taxes                                     46,302            27,367
Provision for income taxes                                       18,320            10,400
                                                             ----------        ----------
Net earnings                                                 $   27,982        $   16,967
                                                             ==========        ==========

Net earnings attributed to:
    Circuit City Group Common Stock                          $   17,466        $   10,135
    CarMax Group Common Stock                                    10,516             6,832
                                                             ----------        ----------
                                                             $   27,982        $   16,967
                                                             ==========        ==========
Weighted average common shares:
    Circuit City Group:
       Basic                                                    206,710           204,936
                                                             ==========        ==========
       Diluted                                                  209,257           205,491
                                                             ==========        ==========
    CarMax Group:
       Basic                                                     36,962            25,934
                                                             ==========        ==========
       Diluted                                                   38,826            27,704
                                                             ==========        ==========
Net earnings per share attributed to:

    Circuit City Group:
       Basic                                                 $     0.08        $     0.05
                                                             ==========        ==========
       Diluted                                               $     0.08        $     0.05
                                                             ==========        ==========
    CarMax Group:
       Basic                                                 $     0.28        $     0.26
                                                             ==========        ==========
       Diluted                                               $     0.27        $     0.25
                                                             ==========        ==========
Dividends paid per share:

    Circuit City Group Common Stock                          $   0.0175        $   0.0175
                                                             ==========        ==========
    CarMax Group Common Stock                                $        -        $        -
                                                             ==========        ==========

See accompanying notes to consolidated financial statements.




                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                               Three Months Ended
                                                                                    May 31,
                                                                            2002              2001
                                                                         ----------         --------
Operating Activities:
--------------------
Net earnings                                                             $   27,982         $ 16,967
Adjustments to reconcile net earnings to net cash
    used in operating activities of continuing operations:
    Depreciation and amortization                                            39,884           39,182
    Amortization of restricted stock awards                                   5,403            3,598
    Loss (gain) on disposition of property and equipment                      2,069             (959)
    Provision for deferred income taxes                                      (4,876)           6,066
    Changes in operating assets and liabilities:
       Increase in net accounts receivable and retained
          interests in securitized receivables                             (18,703)           (8,463)
       (Increase) decrease in inventory                                    (109,158)          25,831
       Decrease (increase) in prepaid expenses and other
          current assets                                                      4,773          (11,287)
       Decrease in other assets                                               1,143              237
       Decrease in accounts payable, accrued expenses and
          other current liabilities and accrued income taxes                (88,162)         (81,088)
          Increase in other liabilities                                       7,425            2,289
                                                                         ----------         --------
Net cash used in operating activities of continuing operations             (132,220)          (7,627)
                                                                         ----------         --------

Investing Activities:
--------------------
Purchases of property and equipment                                         (50,888)         (32,852)
Proceeds from sales of property and equipment, net                            4,425            3,248
                                                                         ----------         --------
Net cash used in investing activities of continuing operations              (46,463)         (29,604)
                                                                         ----------         --------

Financing Activities:
--------------------
Proceeds from issuance of short-term debt, net                                  618            1,640
Proceeds from issuance of long-term debt                                    100,000                -
Principal payments on long-term debt                                           (301)            (275)
Issuances of Circuit City Group Common Stock, net                             5,585            3,541
Issuances of CarMax Group Common Stock, net                                     907             (224)
Dividends paid on Circuit City Group Common Stock                            (3,656)          (3,621)
                                                                         ----------         --------
Net cash provided by financing activities of continuing operations          103,153            1,061
                                                                         ----------         --------

Cash used in discontinued operations                                              -           (5,460)
                                                                         ----------         ---------

Decrease in cash and cash equivalents                                       (75,530)         (41,630)
Cash and cash equivalents at beginning of year                            1,251,532          446,131
                                                                         ----------         --------
Cash and cash equivalents at end of period                               $1,176,002         $404,501
                                                                         ==========         ========

See accompanying notes to consolidated financial statements.


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The common stock of Circuit City Stores, Inc. consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to reflect the performance of the Circuit City stores and related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The CarMax Group Common Stock is intended to reflect the performance of the CarMax stores and related operations. The reserved CarMax Group shares are not outstanding CarMax Group Common Stock. Therefore, net earnings attributed to the reserved CarMax Group shares are included in the net earnings and earnings per share attributed to the Circuit City Group Common Stock.

     During the second quarter of fiscal 2002, Circuit City Stores completed the public offering of 9,516,800 shares of CarMax Group Common Stock. The shares sold in the offering were shares of CarMax Group Common Stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. As of May 31, 2002, 65,923,200 shares of CarMax Group Common Stock were reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.0 percent of the total outstanding and reserved shares of CarMax Group Common Stock at May 31, 2002; 64.1 percent at February 28, 2002; and 74.1 percent at May 31, 2001. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the Securities and Exchange Commission.

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

     In the proposed separation, the holders of CarMax Group Common Stock would receive one share of CarMax, Inc. common stock for each share of CarMax Group Common Stock redeemed by the Company. Management anticipates that the holders of Circuit City Group Common Stock would receive a fraction of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock they hold. The exact fraction would be determined on the record date for the distribution. The separation is expected to be completed by late summer or early fall, subject to shareholder approval and final approval from the board of directors.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing the financial statements, holders of Circuit City Group Common Stock and holders of CarMax Group Common Stock are shareholders of the Company and as such are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the equity structure of the Company do not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. Neither shares of Circuit City Group Common Stock nor shares of CarMax Group

     Common Stock represent a direct equity or legal interest solely in the assets and liabilities allocated to a particular Group. Instead, those shares represent direct equity and legal interests in the assets and liabilities of the Company. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Net losses of either Group and dividends or distributions on, or repurchases of, Circuit City Group Common Stock or CarMax Group Common Stock would reduce funds legally available for dividends on, or repurchases of, both stocks. Accordingly, the Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and the Company's SEC filings.

2.   Accounting Policies

     The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2002 Annual Report on Form 10-K.

3.   Net Earnings per Share

     Reconciliations of the numerator and denominator of the basic and diluted net earnings per share calculations are presented below.

                                                                  Three Months Ended
     (Amounts in thousands                                              May 31,
     except per share data)                                     2002            2001
     ----------------------------------------------------------------------------------
     Circuit City Group:
     Weighted average common shares......................      206,710         204,936
     Dilutive potential common shares:
        Options..........................................        1,308             114
        Restricted stock.................................        1,239             441
                                                           ---------------------------
     Weighted average common shares and
        dilutive potential common shares.................      209,257         205,491
                                                           ===========================

     Net earnings available to common shareholders.......  $    17,466     $    10,135
     Basic net earnings per share .......................  $      0.08     $      0.05
     Diluted net earnings per share .....................  $      0.08     $      0.05

     CarMax Group:
     Weighted average common shares......................       36,962          25,934
     Dilutive potential common shares:
        Options..........................................        1,845           1,714
        Restricted stock.................................           19              56
                                                           ---------------------------
     Weighted average common shares and
        dilutive potential common shares.................       38,826          27,704
                                                           ===========================

     Net earnings available to common shareholders.......  $    10,516     $     6,832
     Basic net earnings per share........................  $      0.28     $      0.26
     Diluted net earnings per share......................  $      0.27     $      0.25


     In a public offering completed during the second quarter of fiscal 2002, Circuit City Stores, Inc. sold 9,516,800 CarMax Group shares that had previously been reserved for the Circuit City Group. Because both the earnings allocation and the outstanding CarMax shares were adjusted to reflect the impact of the sale, net earnings per CarMax Group share were not diluted by the sale. With the impact of the offering, 64.0 percent of the CarMax Group's fiscal 2003 first quarter earnings were allocated to the Circuit City Group. For the same period last year, 74.3 percent of the CarMax Group's earnings were allocated to the Circuit City Group.

     Certain options were outstanding and not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the shares. For the three-month period ended May 31, 2002, options to purchase 5,678,317 shares of Circuit City Group Common Stock at prices ranging from $21.68 to $43.03 per share were outstanding and not included in the calculation. For the three-month period ended May 31, 2001, options to purchase 8,371,534 shares of Circuit City Group Common Stock at prices ranging from $13.88 to $47.53 per share were outstanding and not included in the calculation.

     For the three-month period ended May 31, 2002, options to purchase all 4,411,582 outstanding shares of CarMax Group Common Stock were included in the calculation. For the three-month period ended May 31, 2001, options to purchase 289,427 shares of CarMax Group Common Stock at prices ranging from $9.19 to $16.31 per share were outstanding and not included in the calculation.

4.   Debt

     On May 17, 2002, CarMax entered into a $200 million credit agreement secured by vehicle inventory. The credit agreement includes a $100 million revolving loan commitment and a $100 million term loan commitment. Principal is due in full at maturity with interest payable monthly at a LIBOR-based rate. The agreement currently is scheduled to expire in May 2004 and provides for annual one-year extensions of the final maturity beginning on May 17, 2003, and each May 17 thereafter. The aggregate principal amount outstanding under the credit facility on any date may not exceed 150 percent of the value of CarMax's eligible motor vehicle inventory as of that date. As of May 31, 2002, the amount outstanding under this credit agreement was $100 million. Under this agreement, CarMax must meet financial covenants relating to minimum current ratio, minimum tangible net worth and minimum fixed charge coverage ratio. CarMax was in compliance with these covenants at May 31, 2002.

5.   Supplemental Financial Statement Information

     For the first  quarter of fiscal 2003 and 2002,  pretax  finance  operation
     income,  which  is  recorded  as  a  reduction  to  selling,   general  and
     administrative expenses, was as follows:

                                         Three Months Ended   Three Months Ended
     (Amounts in millions)                  May 31, 2002         May 31, 2001
     ---------------------------------------------------------------------------
     Circuit City Group:
     Securitization income.............          $50.5                $59.7
     Payroll and fringe expenses.......           10.7                 10.3
     Other direct expenses.............           19.4                 19.9
                                           -------------------------------------
     Finance operation income..........           20.4                 29.5
                                           -------------------------------------
     CarMax Group:
     Securitization income.............           23.3                 18.4
     Payroll and fringe expenses.......            1.7                  1.3
     Other direct expenses.............            1.7                  1.4
                                           -------------------------------------
     Finance operation income..........           19.9                 15.7
     Third-party financing fees........            4.2                  3.8
                                           -------------------------------------
     Total finance income..............           24.1                 19.5
                                           -------------------------------------
     Circuit City Stores, Inc.:
     Consolidated finance income.......          $44.5                $49.0
                                           =====================================

     For both the Circuit City Group and the CarMax Group, the finance operation income does not include any allocation of indirect costs or income. The Company presents this information on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefit or costs that could be attributed to this operation. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll as well as retail store expenses.

6.   Securitizations

(A)  Credit Card Securitizations:

     Circuit City's finance operation enters into securitization transactions to finance its consumer revolving credit card receivables. In accordance with the isolation provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," special purpose subsidiaries were created for the sole purpose of facilitating these securitization transactions. Credit card receivables are sold to the special purpose subsidiaries, which, in turn, transfer these receivables to securitization master trusts. Private-label and co-branded Visa credit card receivables are securitized through one master trust and MasterCard and Visa credit card, referred to as bankcard, receivables are securitized through a second master trust. Each master trust periodically issues securities backed by the receivables in that master trust. For transfers of receivables that qualify as sales, Circuit City recognizes gains or losses as a component of the finance operation's profits, which are recorded as reductions to selling, general and administrative expenses. In these securitizations, Circuit City's finance operation continues to service the securitized receivables for a fee and the special purpose subsidiaries retain an undivided interest in the transferred receivables and hold various subordinated asset-backed securities that serve as credit enhancements for the asset-backed securities held by outside investors. Neither master trust agreement provides for recourse to the Company for credit losses on the securitized receivables. Circuit City employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Accounts with a lower risk profile may qualify for promotional financing. Under certain of these securitization programs, Circuit City must meet financial guidelines relating to minimum tangible net worth, debt to net worth and the current ratio. The securitized receivables must meet performance levels relating to portfolio yield, default rates, principal payment rates and delinquency rates. Circuit City was in compliance with these guidelines at May 31, 2002, and February 28, 2002.

     The total principal amount of credit card receivables managed was $2.74 billion at May 31, 2002, and $2.85 billion at February 28, 2002. During the first quarter of fiscal 2003, the Company completed a $300 million private-label credit card receivable securitization transaction. Of the total principal amounts managed, the principal amount of receivables securitized was $2.70 billion at May 31, 2002, and $2.80 billion at February 28, 2002, and the principal amount of receivables held for sale was $39.2 million at May 31, 2002, and $49.2 million at February 28, 2002. At May 31, 2002, the unused capacity of the private-label variable funding program was $557.8 million and the unused capacity of the bankcard variable funding program was $393.2 million. At February 28, 2002, the unused capacity of the private-label variable funding program was $22.9 million and the unused capacity of the bankcard variable funding program was $496.5 million. The aggregate amount of receivables that were 31 days or more delinquent was $171.0 million at May 31, 2002, and $198.4 million at February 28, 2002. The principal amount of losses net of recoveries totaled $70.8 million for the quarter ended May 31, 2002, and $69.6 million for the quarter ended May 31, 2001.

     Circuit City receives annual servicing fees approximating 2 percent of the outstanding principal balance of the credit card receivables and retains the rights to future cash flows available after the investors in the asset-backed securities have received the return for which they contracted. The servicing fees specified in the credit card securitization agreements adequately compensate the finance operation for servicing the securitized receivables. Accordingly, no servicing asset or liability has been recorded.


     The table below summarizes certain cash flows received from and paid to the securitization trusts:

                                                             Three Months Ended   Three Months Ended
     (Amounts in millions)                                      May 31, 2002          May 31, 2001
     -----------------------------------------------------------------------------------------------
     Proceeds from new securitizations....................        $  401.8              $ 174.2
     Proceeds from collections reinvested
       in previous credit card securitizations............        $  245.6              $ 359.6
     Servicing fees received..............................        $   13.0              $  13.3
     Other cash flows received on retained interests*.....        $   50.7              $  44.2

     *This amount represents cash flows received from retained interests by the transferor other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

     When determining the fair value of retained interests, Circuit City estimates future cash flows using management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk.

     Future finance income from securitized credit card receivables that exceeds the sum of the contractually specified investor returns and servicing fees (interest-only strips) is carried at fair value and amounted to $126.8 million at May 31, 2002, and $134.8 million at May 31, 2001. These amounts are included in retained interests in securitized receivables on the consolidated balance sheets. The change in the interest-only strip for securitization transaction was a $5.1 million decrease for the three months ended May 31, 2002 and a $3.8 million increase for the three months ended May 31, 2001.

     The fair value of retained interests at May 31, 2002, was $416.2 million, with a weighted-average life ranging from 0.2 years to 3.0 years. The fair value of retained interests at February 28, 2002, was $394.5 million, with a weighted-average life ranging from 0.2 years to 1.8 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at May 31, 2002, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at May 31, 2002, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                            Impact on Fair       Impact on Fair
                                          Assumptions        Value of 10%         Value of 20%
     (Dollar amounts in millions)            Used           Adverse Change       Adverse Change
     ------------------------------------------------------------------------------------------
     Monthly payment rate.............    6.7%-10.3%           $  8.3              $  15.4
     Annual default rate..............    8.1%-17.5%           $ 22.3              $  44.0
     Annual discount rate.............    8.3%-15.0%           $  2.9              $   5.8


(B). Automobile Loan Securitizations:

     CarMax has asset securitization programs to finance the automobile loan receivables generated by its finance operation. CarMax's finance operation sells its automobile loan receivables to a special purpose subsidiary, which, in turn, transfers those receivables to a group of third-party investors. For transfers of receivables that qualify as sales, CarMax recognizes gains or losses as a component of the finance operation's profits, which are recorded as reductions to selling, general and administrative expenses. The special purpose subsidiary retains a subordinated interest in the transferred receivables. CarMax's finance operation continues to service securitized receivables for a fee. The automobile loan securitization agreements do not provide for recourse to the Company for credit losses on the securitized receivables. CarMax employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Under certain of these securitization programs, CarMax must meet financial guidelines relating to minimum tangible net worth, debt to net worth, net worth to managed assets, current ratio, minimum cash balance or borrowing capacity and minimum coverage of rent and interest expense. The securitized receivables must meet performance levels relating to portfolio yield, default rates and delinquency rates. CarMax was in compliance with these guidelines at May 31, 2002, and February 28, 2002.

     The total principal amount of automobile loan receivables managed was $1.63 billion at May 31, 2002, and $1.55 billion at February 28, 2002. Of the total principal amounts managed, the principal amount of automobile loan receivables securitized was $1.61 billion at May 31, 2002, and $1.54 billion at February 28, 2002, and the principal amount of automobile loan receivables held for sale or investment was $20.5 million at May 31, 2002, and $13.9 million at February 28, 2002. The unused capacity of the automobile loan variable funding program was $115.0 million at May 31, 2002, and $211.0 million at February 28, 2002. The aggregate principal amount of automobile loans that were 31 days or more delinquent was $21.2 million at May 31, 2002, and $22.3 million at February 28, 2002. The principal amount of losses net of recoveries totaled $3.3 million for the three months ended May 31, 2002, and $1.9 million for the three months ended May 31, 2001.

     CarMax receives annual servicing fees approximating 1 percent of the outstanding principal balance of the securitized automobile loan receivables and retains the rights to future cash flows available after the investors in the asset-backed securities have received the return for which they contracted. The servicing fees specified in the automobile loan securitization agreements adequately compensate the finance operation for servicing the securitized receivables. Accordingly, no servicing asset or liability has been recorded.

     The table below summarizes certain cash flows received from and paid to the securitization trusts:

                                                             Three Months Ended   Three Months Ended
     (Amounts in millions)                                      May 31, 2002         May 31, 2001
     -----------------------------------------------------------------------------------------------
     Proceeds from new securitizations.....................       $  221.0             $  195.0
     Proceeds from collections reinvested
       in previous automobile loan securitizations.........       $  134.5             $   91.5
     Servicing fees received...............................       $    3.9             $    3.3
     Other cash flows received on retained interests*......       $   20.0             $   12.5

     *This amount represents cash flows received from retained interests by the transferor other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

     When determining the fair value of retained interests, CarMax estimates future cash flows using management's projections of key factors, such as finance charge income, default rates, payment rates and discount rates appropriate for the type of asset and risk.

     Future finance income from securitized automobile loan receivables that exceeds the sum of the contractually specified investor returns and servicing fees (interest-only strips) is carried at fair value and amounted to $76.1 million at May 31, 2002, and $51.4 million at May 31, 2001. These amounts are included in retained interests in securitized receivables on the consolidated balance sheets. Gains of $15.6 million on sales of automobile loan receivables were recorded for the three months ended May 31, 2002; gains of $13.1 million on sales of automobile loan receivables were recorded for the three months ended May 31, 2001.

     The fair value of retained interests at May 31, 2002, was $127.9 million, with a weighted-average life of 1.6 years. The fair value of retained interests at February 28, 2002, was $120.7 million, with a weighted-average life of 1.6 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at May 31, 2002, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at May 31, 2002, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                           Impact on Fair      Impact on Fair
                                        Assumptions         Value of 10%        Value of 20%
     (Dollar amounts in millions)          Used           Adverse Change      Adverse Change
     ----------------------------------------------------------------------------------------
     Prepayment rate...................  1.5%-1.6%             $3.8                $  7.8
     Annual default rate...............  1.0%-1.2%             $2.1                $  4.3
     Annual discount rate..............      12.0%             $1.4                $  2.8

7.   Financial Derivatives

     On behalf of Circuit  City,  the  Company  enters  into  interest  rate cap agreements to meet the requirements of the credit card receivable securitization transactions. During the first quarter of fiscal 2003 and in conjunction with the private-label public securitization, the Company purchased and sold three offsetting interest rate caps with an aggregate initial notional amount of $280.5 million. The total notional amount of interest rate caps outstanding was $935.4 million at May 31, 2002, and $654.9 million at February 28, 2002. Purchased interest rate caps were included in net accounts receivable and had a fair value of $9.0 million as of May 31, 2002, and $2.4 million as of February 28, 2002. Written interest rate caps were included in accounts payable and had a fair value of $9.0 million as of May 31, 2002, and $2.4 million as of February 28, 2002.

     On behalf of CarMax, the Company enters into amortizing swaps relating to automobile loan receivable securitizations to convert variable-rate financing costs to fixed-rate obligations to better match funding costs to the receivables being securitized. During the first quarter of fiscal 2003, the Company entered into three 40-month amortizing interest rate swaps with an initial notional amount totaling approximately $248.0 million. The current amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was approximately $633.7 million at May 31, 2002, and $413.3 million at February 28, 2002. At May 31, 2002, the fair value of swaps totaled a net liability of $2.1 million and were included in accounts payable. At February 28, 2002, the fair value of swaps totaled a net liability of $841,000 and were included in accounts payable.

     The market and credit risks associated with interest rate caps and interest rate swaps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates and is directly related to the product type, agreement terms and transaction volume. The Company has entered into offsetting interest rate cap positions and, therefore, does not anticipate significant market risk arising from interest rate caps. The Company does not anticipate significant market risk from swaps because they are used on a monthly basis to match funding costs to the use of the funding. Credit risk is the exposure to nonperformance of another party to an agreement. The Company mitigates credit risk by dealing with highly rated bank counterparties.

8.   Appliance Exit Costs

     In the second quarter of fiscal 2001, the Company began to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. This process was completed in November 2000. To exit the appliance business, the Company closed eight distribution centers and eight service centers. The Company leases the majority of these closed properties. While the Company has entered into contracts to sublease some of these properties, it continues the process of marketing the remaining properties to be subleased.

     In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30.0 million. In the fourth quarter of fiscal 2002, the Company recorded additional lease termination costs of $10.0 million to reflect the current rental market for these leased properties. These expenses are reported separately on the fiscal 2002 and 2001 consolidated statements of earnings. The appliance exit cost liability is included in accrued expenses and other current liabilities on the consolidated balance sheets.

     The appliance exit cost accrual activity and the remaining liability at May
     31, 2002, are presented in the following table.


                            Total     Fiscal 2001                Fiscal 2002   Fiscal 2002                Fiscal 2003
                           Original    Payments    Liability at  Adjustments    Payments    Liability at    Payments   Liability at
                           Exit Cost      or       February 28,  to Exit Cost      or       February 28,       or         May 31,
(Amounts in millions)      Accrual   Write-Downs      2001        Accrual      Write-Downs     2002        Write-Downs     2002
--------------------------------------------------------------------------------------------------------------------------------
Lease termination costs... $17.8       $  1.8         $16.0         $10.0         $6.3        $19.7          $ 1.7         $18.0
Fixed asset write-downs,
 net......................   5.0          5.0             -             -            -            -              -             -
Employee termination
 benefits.................   4.4          2.2           2.2             -          2.2            -              -             -
Other ....................   2.8          2.8             -             -            -            -              -             -
                           -----------------------------------------------------------------------------------------------------
Appliance exit costs...... $30.0       $ 11.8         $18.2         $10.0         $8.5        $19.7          $ 1.7         $18.0
                           =====================================================================================================



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

     Financial  information for these segments for the three-month periods ended
     May 31, 2002 and 2001, is presented in the following tables.

     Three Months Ended May 31, 2002
                                                                                Total
     (Amounts in thousands)                   Circuit City       CarMax        Segments
     -----------------------------------------------------------------------------------
     Revenues from external customers........  $2,118,243      $1,001,564     $3,119,807
     Interest expense........................           -           1,026          1,026
     Depreciation and amortization..........       35,746           4,138         39,884
     (Loss) earnings before income taxes.....      (2,025)         48,327         46,302
     Income tax (benefit) provision .........        (769)         19,089         18,320
     Net (loss) earnings.....................      (1,256)         29,238         27,982
     Total assets............................  $3,769,322      $  830,218     $4,597,096


                                 Page 14 of 62


     Three Months Ended May 31, 2001
                                                                                Total
     (Amounts in thousands)                   Circuit City      CarMax         Segments
     -----------------------------------------------------------------------------------
     Revenues from external customers........  $1,870,621      $879,000       $2,749,621
     Interest expense........................         441         2,551            2,992
     Depreciation and amortization...........      34,489         4,693           39,182
     (Loss) earnings before income taxes.....     (15,492)       42,859           27,367
     Income tax (benefit) provision..........      (5,887)       16,287           10,400
     Net (loss) earnings.....................      (9,605)       26,572           16,967
     Total assets............................  $3,019,010      $795,402       $3,814,412


     In the preceding tables, the net loss for Circuit City excludes the net earnings attributed to the reserved CarMax Group shares. Total assets for Circuit City exclude the reserved CarMax Group shares. As of May 31, 2001, total assets for Circuit City also exclude the discontinued Divx operations, which are discussed in Note 10.

10.  Discontinued Operations

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations. As of February 28, 2002, entities comprising the Divx operations were dissolved and the related liabilities had been assumed by the Company. Current liabilities of $18.5 million related to the former Divx operations were reflected in the consolidated balance sheets as of May 31, 2002, and February 28, 2002. For the three-month periods ended May 31, 2002 and 2001, the discontinued Divx operations had no impact on the net earnings of Circuit City Stores, Inc. Discontinued operations have been segregated on the consolidated statements of cash flows.

11.  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the pronouncement. Other intangible assets that are identified to have finite useful lives continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and are subject to review when events or circumstances arise which indicate impairment. Application of the nonamortization provisions of SFAS No. 142 in the first quarter of fiscal 2003 did not have a material impact on the financial position, results of operations or cash flows of the Company. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets, as outlined in the pronouncement. Based on preliminary estimates, as well as ongoing periodic assessments of goodwill, the Company does not expect to recognize any material impairment losses from these tests.

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

12.  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current presentation. Effective in the first quarter of fiscal 2003, Circuit City Stores adopted Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. Previously, the Company recorded these rebates in cost of sales, buying and warehousing. For the quarter ended May 31, 2001, the reclassification of rebates from cost of sales, buying and warehousing to sales decreased sales and cost of sales, buying and warehousing by $11.0 million.

     For the quarter ended May 31, 2001, CarMax wholesale sales have been reclassified and reported in net sales and operating revenues. In previous periods, wholesale sales were recorded as reductions to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $84.5 million for the quarter ended May 31, 2001. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales and cost of sales by $2.3 million for the quarter ended May 31, 2001.



                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, "we," "our" and "Circuit City Stores" refer to Circuit City Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. "Circuit City business" and "Circuit City" refer to the retail operations bearing the Circuit City name and to all related operations such as product service and Circuit City's finance operation. "Circuit City Group" refers to the Circuit City business and the reserved CarMax Group shares. "CarMax business," "CarMax" and "CarMax Group" refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation. All references to "month," "quarter" and "year" refer to our fiscal year periods rather than calendar year periods unless stated otherwise.

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

In the proposed separation, the holders of CarMax Group Common Stock would receive one share of CarMax, Inc. common stock for each share of CarMax Group Common Stock redeemed by the Company. Management anticipates that the holders of Circuit City Group Common Stock would receive a fraction of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock they hold. The exact fraction would be determined on the record date for the distribution. The separation is expected to be completed by late summer or early fall, subject to shareholder approval and final approval from the board of directors.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies included in the Circuit City Stores, Inc. 2002 Annual Report to Shareholders. These policies relate to the calculation of the value of retained interests in securitization transactions and the calculation of the liability for lease termination costs.

RESULTS OF OPERATIONS

Effective in the first quarter of fiscal 2003, Circuit City Stores adopted Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. Previously, the Company recorded these rebates in cost of sales, buying and warehousing. These rebate amounts totaled $11.0 million in the first quarter of fiscal 2002 and have been reclassified on the statement of earnings.

Effective in the first quarter of fiscal 2003, CarMax classifies revenue from the sale of wholesale vehicles in net sales and operating revenues. Previously, CarMax wholesale vehicle sales were recorded as reductions to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $84.5 million for the quarter ended May 31, 2001. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales and cost of sales by $2.3 million for the quarter ended May 31, 2001.

Net Sales and Operating Revenues and General Comments

Circuit City Stores, Inc. Total sales for Circuit City Stores for the first quarter of fiscal 2003 were $3.12 billion, an increase of 13 percent from $2.75 billion for the same period last year.

Our operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Circuit City business has realized more of its net sales and net earnings in the fourth quarter, which includes the December holiday selling season, than in any other fiscal quarter. The CarMax business, however, has experienced more of its net sales in the first half of the fiscal year. The net earnings of any quarter are seasonally disproportionate since administrative and certain operating expenses remain relatively constant during the year. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Circuit City Group. Total sales for the Circuit City Group for the first quarter of fiscal 2003 increased 13 percent to $2.12 billion from $1.87 billion in last year's first quarter. Comparable store sales increased 12 percent for the first quarter of fiscal 2003 and decreased 25 percent for the first quarter of fiscal 2002. Circuit City stores are included in comparable store sales after the store has been open for a full year.

The comparable store sales pace strengthened as the first quarter progressed, reflecting the growing consumer response to our customer service initiatives, aggressive promotions in traffic-building categories and on entry-level products and a stronger inventory position in specific product categories.

First quarter Circuit City sales for fiscal 2003 reflected continued progress in both the high-service and packaged goods arenas. We posted strong sales growth in focus categories such as video, including big-screen televisions, DVD players and digital satellite systems; and wireless communications, and in self-serve product selections, including DVD software and video game hardware, software and accessories. We experienced improving trends in information technology products, with PC sales growth driven by strong sales of notebook computers and a more competitive promotional stance compared with last fiscal year's first quarter.

The percent of merchandise sales represented by each major product category during the first quarter of fiscal years 2003 and 2002 were as follows:


       ================================== ==============================
                                                   1st Quarter
                                          ------------------------------
                  Product Mix                 FY03            FY02
       ---------------------------------- -------------- ---------------
       Video                                   40%            37%
       ---------------------------------- -------------- ---------------
       Audio                                   15             17
       ---------------------------------- -------------- ---------------
       Information technology                  34             36
       ---------------------------------- -------------- ---------------
       Entertainment                           11             10
       ---------------------------------- -------------- ---------------
       Total                                  100%           100%
       ================================== ============== ===============


In most states, Circuit City sells extended warranty programs on behalf of unrelated third parties that are the primary obligors. Under these third-party warranty programs, we have no contractual liability to the customer. In the three states where third-party warranty sales are not permitted, Circuit City sells an extended warranty for which we are the primary obligor. The total extended warranty revenue that is reported in total sales was $87.9 million, or
4.2 percent of sales, in the first quarter of fiscal 2003, compared with $80.1 million, or 4.3 percent of sales, in last year's first quarter.

The following table provides details on the Circuit City retail units:

      ======================== =================== =================== ================== ===================
                                                                           Estimate
             Store Mix            May 31, 2002        May 31, 2001       Feb. 28, 2003      Feb. 28, 2002
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Superstores                      603                594                 611                604
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Express stores                    19                 32                  18                 20
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Total                            622                626                 629                624
      ======================== =================== =================== ================== ===================

Circuit City expects to open approximately eight Superstores and relocate an estimated 10 Superstores in the current fiscal year. In the first quarter of fiscal 2003, we closed one Superstore, relocated two Superstores and closed one mall-based Express store.

CarMax Group. Total sales for the CarMax Group for the first quarter of fiscal 2003 increased 14 percent to $1.00 billion from $879.0 million in last year's first quarter.

Retail Vehicle Sales. Retail vehicle sales for CarMax increased 14 percent to $870.1 million in the first quarter of fiscal 2003 from $761.0 million in the first quarter of fiscal 2002. In the first quarter of fiscal 2003, used vehicle sales increased 20 percent to $737.8 million from $615.1 million in the first quarter of fiscal 2002. In the first quarter of fiscal 2003, new vehicle sales decreased 9 percent to $132.3 million from $145.8 million in the first quarter of fiscal 2002.

CarMax stores are included in comparable store retail sales after the store has been open for a full year. Comparable store vehicle dollar and unit sales for the first quarter of fiscal years 2003 and 2002 were as follows:


       ================================== ==============================
                                                   1st Quarter
               Comparable Store           ------------------------------
                 Sales Change                 FY03            FY02
       ---------------------------------- -------------- ---------------
       Vehicle dollars:
       ---------------------------------- -------------- ---------------
            Used vehicles                      14 %           28%
       ---------------------------------- -------------- ---------------
            New vehicles                       (4)%           23%
       ---------------------------------- -------------- ---------------
       Total                                   11 %           27%
       ---------------------------------- -------------- ---------------

       ---------------------------------- -------------- ---------------
       Vehicle units:
       ---------------------------------- -------------- ---------------
            Used vehicles                      12 %           20%
       ---------------------------------- -------------- ---------------
            New vehicles                       (4)%           19%
       ---------------------------------- -------------- ---------------
       Total                                   10 %           20%
       ================================== ============== ===============


The overall increase in retail sales is attributed to the 12 percent sales growth in comparable store used-unit sales, the three additional CarMax stores opened since the first quarter of fiscal 2002 and the slight increase in the average retail selling price for used vehicles. The comparable store new-unit sales decline was in line with the new-car industry's performance.



       ================================== ================================
                                                    1st Quarter
                Average Retail            --------------------------------
                Selling Prices                 FY03            FY02
       ---------------------------------- --------------- ----------------
       Used vehicles                          $15,500         $15,100
       ---------------------------------- --------------- ----------------
       New vehicles                           $23,000         $23,200
       ---------------------------------- --------------- ----------------
       Blended average                        $16,300         $16,200
       ================================== =============== ================



       ================================== ==============================
                                                   1st Quarter
                                          ------------------------------
           Retail Vehicle Sales Mix           FY03            FY02
       ---------------------------------- -------------- ---------------
       Vehicle dollars:
       ---------------------------------- -------------- ---------------
             Used vehicles                      85%            81%
       ---------------------------------- -------------- ---------------
             New vehicles                       15             19
       ---------------------------------- -------------- ---------------
       Total                                   100%           100%
       ---------------------------------- -------------- ---------------

       ---------------------------------- -------------- ---------------
       Vehicle units:
       ---------------------------------- -------------- ---------------
            Used vehicles                       89%            87%
       ---------------------------------- -------------- ---------------
            New vehicles                        11             13
       ---------------------------------- -------------- ---------------
       Total                                   100%           100%
       ================================== ============== ===============


Wholesale Vehicle Sales. Wholesale vehicle sales totaled $92.5 million in the first quarter of fiscal 2003, compared with $84.5 million in the same period last year. The increase was consistent with increased traffic at CarMax Stores.

Other Sales and Revenues. Other sales and revenues include extended warranty revenues, service department sales and processing fees collected from consumers for the purchase of their vehicles at a CarMax retail location and totaled $39.0 million in the first quarter of fiscal 2003, compared with $33.5 million in the same period last year.

CarMax sells extended warranties on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, CarMax has no contractual liability to the customer. Extended warranty revenue was $16.7 million in the first quarter of fiscal 2003 and $13.5 million in the first quarter of fiscal 2002. The increase reflects improved penetration and strong sales growth for used cars, which achieve a higher extended warranty penetration rate than new cars.

Service sales were $15.5 million in the first quarter of fiscal 2003, compared with $13.9 million in the same period last year. The increase relates to the overall increase in CarMax's customer base.

Processing fees were $6.8 million in the first quarter of fiscal 2003, compared with $6.1 million in the same period last year. Consumers are assessed this fee when selling a vehicle to a CarMax retail location after the appraisal process. The increase was the result of increased traffic and increased consumer response to CarMax's vehicle purchase program.

Retail Stores. During the first quarter of fiscal 2003, we integrated the new-car stand-alone Chrysler franchise in the Orlando, Fla., market with an existing CarMax superstore and opened a standard-sized superstore in the mid-sized market of Sacramento, Calif. CarMax expects to open four to five stores in the second half of the fiscal year, including entries into the Knoxville, Tenn., and Las Vegas, Nev., markets.

The following table provides detail on the CarMax retail stores:

      ====================================== ==================== =================== =================== ==================
                                                                                       Estimate Feb. 28,
                    Store Mix                   May 31, 2002         May 31, 2001            2003           Feb. 28, 2002
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Mega superstores                                13                  13                  13                  13
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Standard superstores                            18                  16                  20                  17
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Prototype satellite stores                       5                   4                   8                   5
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Co-located new-car stores                        2                   2                   2                   2
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Stand-alone new-car stores                       2                   5                   2                   3
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Total                                           40                  40                  45                  40
      ====================================== ==================== =================== =================== ==================


Cost of Sales, Buying and Warehousing

Circuit  City Stores,  Inc. The gross profit  margin for Circuit City Stores was
20.2 percent of sales in the first quarter of fiscal 2003, compared with 20.6 percent in the same period last year.

Circuit City Group. The gross profit margin for the Circuit City Group was 24.2 percent of sales in the first quarter of fiscal 2003, compared with 24.7 percent in the same period last year. The first quarter gross profit margin decline reflects our more competitive product selection and pricing throughout the quarter, as well as our response to more aggressive offers from competitors, and the resulting sales mix. Circuit City experienced some trade-off in gross margin for sales growth, as we chose to be more aggressive in promoting traffic-driving and entry-level products.

CarMax Group. Total gross profit margin for the CarMax Group was 11.8 percent of sales in the first quarter of both fiscal 2003 and fiscal 2002.

Retail Vehicle Gross Profit  Margin.  The retail vehicle gross profit margin was
9.9 percent in the first quarter of fiscal 2003 versus 10.0 percent for the same period last year. CarMax achieved its average per unit gross profit targets on used cars; however, the positive gross margin impact of a higher percentage of used cars in the mix was substantially offset by the higher average retails on used cars, which reduced the used-car margin on a percentage basis. The result was a retail vehicle gross profit margin that slightly declined in relation to last year's first quarter.

Wholesale Vehicle Gross Profit Margin. The wholesale vehicle gross profit margin was 6.7 percent in the first quarter of fiscal 2003, compared with 5.6 percent for the same period last year. Both the average wholesale cost and average wholesale sales price declined compared with the first quarter of fiscal 2002; however, the decrease in the average wholesale sales price was less than the decrease in the average wholesale cost.

Other Gross Profit Margin. The gross profit margin for other sales and revenues was 66.5 percent in the first quarter of fiscal 2003, compared with 68.1 percent for the same period last year.

Selling, General and Administrative Expenses

Circuit City Stores, Inc. The selling, general and administrative expense ratio for Circuit City Stores was 18.7 percent of sales in the first quarter of fiscal 2003, compared with 19.5 percent for the same period last year. See below for finance income disclosure.

Circuit City Group. The selling, general and administrative expense ratio for the Circuit City Group was 24.3 percent of sales in the first quarter of fiscal 2003, compared with 25.5 percent for the same period last year. This decline was principally a result of the leverage achieved through increased sales.

Finance Operations. For the first quarter of fiscal 2003 and 2002, pretax finance operation income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:


                                        Three Months Ended    Three Months Ended
     (Amounts in millions)                 May 31, 2002          May 31, 2001
     ---------------------------------------------------------------------------
     Securitization income..............      $50.5                 $59.7
     Payroll and fringe expenses........       10.7                  10.3
     Other direct expenses..............       19.4                  19.9
                                          --------------------------------------
     Finance operation income...........      $20.4                 $29.5
                                          ======================================


Receivables generated by the Circuit City finance operation are sold through securitization transactions. Circuit City continues to service the securitized receivables for a fee. For the quarter ended May 31, 2002 serviced receivables averaged $2.78 billion, compared to $2.64 billion for the quarter ended May 31, 2001.

Included in securitization income is the gain on the sale of these receivables and other income related to servicing these receivables. Future finance income from securitized credit card receivables that exceeds the sum of the contractually specified investor returns and servicing fees (interest-only strips) is carried at fair value and amounted to $126.8 million at May 31, 2002 and $134.8 million at May 31, 2001. The key assumptions and estimates in determining the fair value of interest-only strips include management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk. Based on these assumptions and estimates and the operation's securitization volume, the change in the interest-only strip for securitization transactions was a $5.1 million decrease for the three months ended May 31, 2002 and a $3.8 million increase for the three months ended May 31, 2001. Management reviews the assumptions and estimates used in determining the fair value of the interest-only strip on a quarterly basis. If these assumptions change or the actual results differ from the projected results, securitization income would be affected.

For the Circuit City Group, the finance operation income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury, and executive payroll as well as retail store expenses. Other direct expenses, which did not change significantly for the three months ended May 31, 2002 compared to May 31, 2001, include third party data processing, rent, credit promotion expenses, Visa and MasterCard fees, and other operating expenses. Payroll expenses generally vary with the size of the serviced portfolio, and increased only slightly during the quarter ended May 31, 2002 compared to May 31, 2001.

The fiscal 2003 expense ratio also includes approximately $8 million of costs associated with remodeling and relocation activities, while the fiscal 2002 ratio includes approximately $3 million of relocation costs. As of May 31, 2002, the Company had completed the initial phases of the video department remodeling program planned for roll out to approximately 300 Circuit City Superstores in fiscal 2003. As of May 31, 2002, we had completed the video reset in 20 Circuit City Superstores, including 18 in the first quarter, and the lighting upgrade in more than 100 Superstores. Based on our experience with the progress of the remodeling process to date, we now anticipate that it can be completed in approximately one week per store, rather than our initial two-week expectation. We anticipate that the cost will not exceed our initial estimate of 18 cents per Circuit City Group share.

CarMax Group. The selling, general and administrative expense ratio for the CarMax Group increased to 6.8 percent of sales in the first quarter of fiscal 2003 from 6.7 percent of sales for the same period last year. The higher expense ratio in this year's first quarter compared with last year's first quarter reflects expenses associated with geographic expansion and $1.9 million of one-time separation costs, partly offset by increased income from financing.

Finance Income. For the first quarter of fiscal 2003 and 2002, pretax finance income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                      Three Months Ended    Three Months Ended
     (Amounts in millions)               May 31, 2002          May 31, 2001
     -------------------------------------------------------------------------
     Securitization income............      $23.3                 $18.4
     Payroll and fringe expenses......        1.7                   1.3
     Other direct expenses............        1.7                   1.4
                                      ----------------------------------------
     Finance operation income.........       19.9                  15.7

     Third-party financing fees.......        4.2                   3.8
                                      ----------------------------------------

     Total finance income.............      $24.1                 $19.5
                                      ========================================

Receivables generated by the CarMax finance operation are sold through securitization transactions. CarMax continues to service these receivables in exchange for a contractually specified servicing fee. For the quarter ended May 31, 2002 serviced receivables averaged $1.56 billion, compared to $1.28 billion for the period ended May 31, 2001.

For the CarMax Group, securitization income includes the gain on sale of receivables and other income related to servicing these receivables. CarMax recorded gains on sale of receivables totaling $15.6 million for the quarter ended May 31, 2002 compared to gains of $13.1 million for the period ended May 31, 2001. This change resulted from an increase in loan origination volume driven by increased sales. In recording these gains, management estimates key assumptions such as finance charge income, default rates, payment rates and discount rates appropriate for the type of asset and risk. If these assumptions change, or the actual results differ from the projected results, securitization income would be affected.

For the CarMax Group, finance operation income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll as well as retail store expenses. Direct expenses include collection expenses, rent and facility expenses and loan processing costs. Payroll, fringes and other direct expenses increased proportionately to the average managed receivable balance.

Fees received from arranging customer automobile financing through third parties increased by $0.4 million over the same period last year. The increase was a result of the total increase in retail vehicle sales.

Interest Expense

Interest expense for Circuit City Stores declined to $1.0 million for the first quarter of fiscal 2003 from $3.0 million in the same period last year, reflecting both lower debt levels and lower interest rates.

Income Taxes

The effective income tax rate increased to 39.6 percent for the first quarter of fiscal 2003 from 38.0 percent for the first quarter of fiscal 2002. The increase reflects the $1.9 million of one-time, non-tax-deductible costs associated with the proposed separation of CarMax from Circuit City Stores, Inc.

Net Earnings (Loss)

Circuit City Stores, Inc. Net earnings for Circuit City Stores increased to $28.0 million in the first quarter of fiscal 2003 from $17.0 million in last year's first quarter.

Circuit City Group. Excluding the earnings attributed to the reserved CarMax Group shares, the Circuit City business produced a loss of $1.3 million, or 1 cent per Circuit City Group share, in the first quarter ended May 31, 2002, compared with a loss of $9.6 million, or 5 cents per Circuit City Group share, for the same period last year.

The net earnings attributed to the reserved CarMax Group shares were $18.7 million in the first quarter of this fiscal year, compared with $19.7 million in last fiscal year's first quarter.

Net earnings of the Circuit City Group were $17.5 million, or 8 cents per share, in the first quarter of fiscal 2003, compared with $10.1 million, or 5 cents per share, in the first quarter of fiscal 2002.

CarMax Group. The CarMax Group's first quarter fiscal 2003 net earnings rose 10 percent to $29.2 million from $26.6 million in the first quarter of fiscal 2002. First quarter fiscal 2003 earnings include $1.9 million of one-time, non-tax-deductible costs associated with the proposed separation of CarMax from Circuit City Stores. Excluding the one-time separation costs, net earnings increased 17 percent to $31.1 million.

In the first quarter of fiscal 2003, net earnings attributed to the CarMax Group Common Stock were $10.5 million, or 27 cents per CarMax Group share, compared with $6.8 million, or 25 cents per CarMax Group share, in the first quarter of last year. The remainder of the CarMax Group's net earnings was attributed to the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to the holders of Circuit City Group Common Stock.

Operations Outlook

Circuit City Group. In fiscal 2001, we introduced a store design that includes a more customer-friendly layout with better product adjacencies; a brighter more contemporary appearance; additional product on the sales floor; shopping carts and easily accessible cash registers. All new stores continue to follow this design. In fiscal 2001 and fiscal 2002, we also undertook several remodels and product category tests to evaluate how best to add these features into existing stores. We decided to begin in fiscal 2003 a three-year multi-phased remodeling program that will cover approximately 300 stores. As part of this remodeling program, we will in fiscal 2003 introduce a remodeled video department and upgrade the lighting in these stores, spending an average of $325,000 to $350,000 per store. We believe that rolling out this remodeled department will enable us to increase Circuit City's market share in the growing and highly profitable big-screen television category and further solidify our position in the overall video category. The Consumer Electronics Association projects that big-screen television sales will grow at a double-digit rate in calendar 2002. By beginning with the video department, we believe that we can affect a large number of Circuit City Superstores in a manner that has significant potential for incremental benefit while minimizing the disruptive impact of the remodeling process.

In addition to remodeling, we expect to relocate approximately 10 Superstores in the current fiscal year. We expect that fiscal 2003 expenditures for Circuit City remodeling and relocations will total approximately $130 million, of which we expect to capitalize approximately $70 million and expense approximately $60 million, or no more than 18 cents per Circuit City Group share.

In fiscal 2003, we also will continue testing design ideas for other departments in the Circuit City Superstores. In fiscal 2004 and fiscal 2005, we expect to introduce these design ideas into many of the approximately 300 stores being remodeled under the three-year remodeling plan. We continue to review the suitability of our remaining Superstore base for either remodeling or relocation and also anticipate relocating additional stores in fiscal 2004 and fiscal 2005. We currently anticipate that in fiscal 2004 and fiscal 2005 the impact of remodeling and relocations on earnings per share will be similar to the fiscal 2003 impact.

Given our presence in virtually all of the nation's top metropolitan markets, new Superstores are being added only in small markets or to increase our penetration in existing major markets. We plan to open approximately eight Circuit City Superstores in fiscal 2003. Because of limited planned geographic expansion, we expect total Circuit City sales growth to only slightly exceed comparable store sales growth. We expect that categories where we expanded selection following our exit from the appliance business and categories, such as big-screen televisions, that are benefiting from digital product innovation, will contribute to Circuit City's total and comparable store sales growth. However, we also anticipate that Circuit City's sales growth will reflect our focus on sales counselor training and customer service, store remodeling, effective marketing programs and a competitive merchandise assortment with attractive prices. We expect that the gross profit margin will reflect the mix of merchandise sold and our efforts to remain competitive and achieve profitable market share growth and that the expense ratio will reflect increases in Circuit City expenses associated with remodeling and relocation as discussed above, advertising and systems enhancements and the total sales volume achieved. For the full year, we expect the fiscal 2003 profit contribution from Circuit City's finance operation to be similar to the contribution in fiscal 2002.

With existing Circuit City initiatives, additional efforts to enhance the business and a relatively stable economy, we believe Circuit City will contribute 57 cents per share to 67 cents per share to the fiscal 2003 earnings of the Circuit City Group, including remodeling and relocation expenses. Excluding these expenses, we expect the Circuit City business will contribute 75 cents per share to 85 cents per share to the earnings of the Circuit City Group.

CarMax Group. For more than two years, CarMax has demonstrated that its consumer offer and business model can produce strong sales and earnings growth. At the beginning of fiscal 2002, CarMax announced that it would resume geographic growth, opening two superstores in fiscal 2002, four to six superstores in fiscal 2003 and six to eight stores in each of fiscal years 2004, 2005 and 2006. This expansion is proceeding as planned with four or five more used-car superstores scheduled to open during the second half of the fiscal year.

Comparable store used-unit sales growth drives CarMax's profitability. We currently anticipate that comparable store used-unit growth will most likely be in the low teens in the first half of fiscal 2003. For the second half of the fiscal year, we continue to expect used-unit comparable store growth in the high-single to low-double digits.

Our earnings expectations for fiscal 2003 remain unchanged at 95 cents to $1.00 per CarMax Group share, excluding approximately 8 cents per share of one-time, non-tax-deductible costs associated with the separation. We expect fiscal 2003 to be a year of transition for CarMax as we ramp up the growth pace. Additional growth-related costs, such as training, recruiting and employee relocation for our new stores, and additional expenses expected in the second half if the planned separation is approved will moderate earnings growth, offsetting the expense leverage we would otherwise expect from used-unit comparable store growth.

In addition, we had anticipated that interest rates would rise above the low levels experienced in fiscal 2002 resulting in reduced yield spreads from the CarMax finance operation throughout fiscal 2003. If the current favorable interest rate environment continues, CarMax may not experience the reduction in yield spreads that we originally anticipated.

Recent Accounting Pronouncements

On March 1, 2002, Circuit City Stores adopted EITF No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction to revenue. The Company reclassified these rebate expenses from cost of sales, buying and warehousing to net sales and operating revenues. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the pronouncement. Other intangible assets that are identified to have finite useful lives continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and are subject to review when events or circumstances arise which indicate impairment. Application of the nonamortization provisions of SFAS No. 142 in the first quarter of fiscal 2003 did not have a material impact on the financial position, results of operations or cash flows of the Company. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets, as outlined in the pronouncement. Based on preliminary estimates, as well as ongoing periodic assessments of goodwill, the Company does not expect to recognize any material impairment losses from these tests.

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

On March 1, 2002, Circuit City Stores adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not have a material impact on the Company's financial position, results of operations or cash flows.

FINANCIAL CONDITION

Liquidity and Capital Resources

Operating Activities. For the first three months ended May 31, 2002, net cash used in operating activities was $132.2 million compared with net cash used in operating activities of $7.6 million in the first quarter of fiscal 2002. The increase primarily reflects an increase in inventory purchases to meet anticipated sales demands.

Investing Activities. Net cash used in investing activities was $46.5 million in the three months ended May 31, 2002, compared with $29.6 million in the first three months of last year. Capital expenditures increased to $50.9 million in the first three months of fiscal 2003 from $32.9 million in the comparable period last year. Circuit City capital expenditures in the first three months of fiscal 2003 included spending for the initial phases of rolling out a remodeled video department, which was completed in 18 Superstores, lighting upgrades in more than 100 Circuit City Superstores and the relocation of two Circuit City Superstores. Capital expenditures in the first three months of fiscal 2002 included spending for the relocation of one Circuit City

Superstore. During the first quarter of fiscal 2003, CarMax's capital expenditures increased $25.2 million in connection with geographic expansion. Proceeds from sales of property and equipment increased to $4.4 million in the first three months of the current fiscal year from $3.2 million in the comparable period of last fiscal year.

Financing Activities. Net cash provided by financing activities increased to $103.2 million in the first quarter of fiscal 2003 from $1.1 million in the comparable period last year. In the first quarter of fiscal 2003, CarMax entered into a $200 million credit agreement with DaimlerChrysler Services North America, LLC and Toyota Financial Services. This agreement, which is secured by vehicle inventory, includes a $100 million revolving loan commitment and a $100 million term loan commitment. The terms for both commitments are LIBOR-based and have initial two-year terms. As of May 31, 2002, the amount outstanding under this credit agreement was $100 million. CarMax anticipates that some of the proceeds from the agreement will be used for the repayment of allocated debt, the payment on the separation date of a one-time special dividend to Circuit City Stores of $28.4 million, the payment of transaction expenses incurred in connection with the separation and general corporate purposes.

In December 2001, CarMax entered into an $8.5 million secured promissory note in conjunction with the purchase of land for new store construction. This note, which is payable in August 2002, was included in short-term debt as of May 31, 2002. At May 31, 2002, a $100 million outstanding term loan due in July 2002 was classified as a current liability. Although the Company has the ability to refinance this debt, we intend to repay it using existing working capital.

At May 31, 2002, the Company had cash and cash equivalents of $1.18 billion and total outstanding debt of $226.7 million. Circuit City Stores maintains a $150 million unsecured revolving credit facility that expires on August 31, 2002. The Company does not anticipate renewing this facility. The Company also maintains $195 million in committed seasonal lines of credit that are renewed annually with various banks. At May 31, 2002, total balances of $2.4 million were outstanding under these facilities.

At May 31, 2002, the aggregate principal amount of securitized credit card receivables totaled $1.25 billion under the private-label program and $1.44 billion under the bankcard program. During the first quarter of fiscal 2003, the Company completed a $300 million private-label credit card receivable securitization transaction. At May 31, 2002, the unused capacity of the private-label variable funding program was $557.8 million and the unused capacity of the bankcard variable funding program was $393.2 million. At May 31, 2002, there were no provisions providing recourse to the Company for credit losses on the receivables securitized through the private-label or bankcard master trusts.

During the first quarter, we announced plans to offer consumers a co-branded Visa credit card rather than the private-label credit card. We began introducing the new card early in the second quarter and ceased to open private-label accounts. Existing private-label credit card holders may continue using their accounts. Receivables generated under the co-branded program will be funded through the private-label master trust.

At May 31, 2002, the aggregate principal amount of securitized automobile loan receivables totaled $1.61 billion. During the second quarter of fiscal 2003, CarMax completed an asset securitization transaction totaling $512.6 million of automobile loan receivables. At May 31, 2002, the unused capacity of the automobile loan variable funding program was $115.0 million. At May 31, 2002, there were no provisions providing recourse to the Company for credit losses on the securitized automobile loan receivables. We anticipate that we will be able to expand or enter into new securitization arrangements to meet future needs of both the Circuit City and CarMax finance operations.

For the Company, we expect that available cash resources, CarMax's credit agreement secured by vehicle inventory, sale-leaseback transactions, landlord reimbursements and cash generated by operations will be sufficient to fund capital expenditures for the foreseeable future.

                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties, including, but not limited to, risks associated with plans to separate the CarMax business from Circuit City Stores, Inc. and create an independent, separately traded public company. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's Annual Report on Form 10-K for the year ended February 28, 2002, and the registration statement on Form S-4 filed by CarMax, Inc. (File No. 333-85240) related to the proposed separation.


                                     ITEM 3.

             CIRCUIT CITY STORES, INC. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


RECEIVABLES RISK

The Company manages the market risk associated with the private-label credit card and bankcard revolving loan portfolios of Circuit City's finance operation and the automobile installment loan portfolio of CarMax's finance operation. Portions of these portfolios have been securitized in transactions accounted for as sales in accordance with SFAS No. 140 and, therefore, are not presented on the Company's consolidated balance sheets.

Consumer Revolving Credit Receivables. The majority of accounts in the private-label credit card and bankcard portfolios are charged interest at rates indexed to the prime rate, adjustable on a monthly basis subject to certain limitations. The balance of the accounts are charged interest at a fixed annual percentage rate. As of May 31, 2002, and February 28, 2002, the total outstanding principal amount of private-label credit card and bankcard receivables had the following interest rate structure:


(Amounts in millions)                         May 31      Feb. 28
-----------------------------------------------------------------

Indexed to prime rate.....................    $2,543       $2,645
Fixed APR.................................       192          202
                                           ----------------------
Total.....................................    $2,735       $2,847
                                           ======================

Financing for the private-label credit card and bankcard receivables is achieved through asset securitization programs that, in turn, issue both private and public market debt, principally at floating rates based on LIBOR and commercial paper rates. Receivables held for sale are financed with working capital. The total principal amount of receivables securitized or held for sale at May 31, 2002, and February 28, 2002, was as follows:


(Amounts in millions)                         May 31      Feb. 28
-----------------------------------------------------------------

Floating-rate securitizations.............    $2,696       $2,798
Held for sale.............................        39           49
                                             --------------------
Total.....................................    $2,735       $2,847
                                             ====================

Automobile Installment Loan Receivables. At May 31, 2002, and February 28, 2002, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital.

The total principal amount of receivables securitized or held for investment or sale as of May 31, 2002, and February 28, 2002, was as follows:


(Amounts in millions)                         May 31      Feb. 28
-----------------------------------------------------------------

Fixed-rate securitizations................    $  979       $1,122
Floating-rate securitizations
   synthetically altered to fixed.........       634          413
Floating-rate securitizations.............         1            1
Held for investment(1)....................        18           12
Held for sale.............................         3            2
                                            ---------------------
Total.....................................    $1,635       $1,550
                                            =====================

(1) Held by a bankruptcy-remote special purpose subsidiary.

Interest Rate Exposure. The Company is exposed to interest rate risk on Circuit City's securitized credit card portfolio, especially when interest rates move dramatically over a relatively short period of time. Market risk is the exposure created by potential fluctuations in interest rates. We have mitigated this risk through matched funding. However, our ability to increase the finance charge yield of Circuit City's variable rate credit cards may be contractually limited or limited at some point by competitive conditions. On behalf of Circuit City, the Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. The Company has entered into offsetting interest rate cap positions and, therefore, does not anticipate significant market risk arising from interest rate caps. Interest rate exposure relating to CarMax's securitized automobile loan receivables represents a market risk exposure that we manage with matched funding and interest rate swaps matched to projected payoffs. The Company does not anticipate significant market risk from swaps because they are used on a monthly basis to match funding costs to the use of the funding. Generally, changes only in interest rates do not have a material impact on the Company's results of operations.

Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 7 to the Company's consolidated financial statements for a description of these items.



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                              May 31, 2002      Feb. 28, 2002
                                                              ------------      -------------
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                       $1,114,557        $1,248,246
Net accounts receivable                                            146,301           158,817
Retained interests in securitized receivables                      416,176           394,456
Merchandise inventory                                            1,325,024         1,234,243
Prepaid expenses and other current assets                           34,892            39,246
                                                                ----------        ----------

Total current assets                                             3,036,950         3,075,008

Property and equipment, net                                        712,933           732,802
Deferred income taxes                                                9,229             2,647
Reserved CarMax Group shares                                       331,198           311,386
Other assets                                                        10,210            11,354
                                                                ----------        ----------

TOTAL ASSETS                                                    $4,100,520        $4,133,197
                                                                ==========        ==========

LIABILITIES AND GROUP EQUITY
Current liabilities:
Accounts payable                                                $1,017,252        $1,019,519
Accrued expenses and other current liabilities                     148,143           157,561
Accrued income taxes                                                21,207           100,696
Deferred income taxes                                              118,589           116,297
Allocated short-term debt                                            1,094               397
Current installments of allocated long-term debt                    46,778            23,465
                                                                ----------        ----------

Total current liabilities                                        1,353,063         1,417,935

Allocated long-term debt, excluding current installments            13,734            14,064
Other liabilities                                                  147,508           140,853
                                                                ----------        ----------

TOTAL LIABILITIES                                                1,514,305         1,572,852

GROUP EQUITY                                                     2,586,215         2,560,345
                                                                ----------        ----------

TOTAL LIABILITIES AND GROUP EQUITY                              $4,100,520        $4,133,197
                                                                ==========        ==========

See accompanying notes to Group financial statements.



                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Statements of Earnings (Unaudited)
                             (Amounts in thousands)


                                                                       Three Months Ended
                                                                             May 31,
                                                                     2002              2001
                                                                  ----------        ----------

Net sales and operating revenues                                  $2,118,243        $1,870,621

Cost of sales, buying and warehousing                              1,604,893         1,408,228
                                                                  ----------        ----------

Gross profit                                                         513,350           462,393
                                                                  ----------        ----------

Selling, general and administrative expenses (net of
    finance income of $20,419 as of May 31, 2002,
    and $29,545 as of May 31, 2001)                                  515,375           477,444

Interest expense                                                           -               441
                                                                  ----------        ----------

Total expenses                                                       515,375           477,885
                                                                  ----------        ----------

Loss before income taxes and income
    attributed to the reserved CarMax Group shares                    (2,025)          (15,492)

Income tax benefit                                                      (769)           (5,887)
                                                                  ----------        ----------

Loss before income attributed to
    the reserved CarMax Group shares                                  (1,256)           (9,605)

Net earnings attributed to the reserved CarMax Group shares           18,722            19,740
                                                                  ----------        ----------

Net earnings                                                      $   17,466        $   10,135
                                                                  ==========        ==========

See accompanying notes to Group financial statements.




                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                      Three Months Ended
                                                                                           May 31,
                                                                                   2002              2001
                                                                                ----------         ---------
Operating Activities:
--------------------
Net earnings                                                                    $   17,466         $  10,135
Adjustments to reconcile net earnings to net cash (used in)
    provided by operating activities of continuing operations:
    Net earnings attributed to the reserved CarMax Group shares                    (18,722)          (19,740)
    Depreciation and amortization                                                   35,746            34,489
    Amortization of restricted stock awards                                          5,385             3,561
    Loss (gain) on disposition of property and equipment                             2,059              (959)
    Provision for deferred income taxes                                             (4,290)            4,785
    Changes in operating assets and liabilities:
       (Increase) decrease in net accounts receivable and
          retained interests in securitized receivables                             (9,204)           21,551
       (Increase) decrease in merchandise inventory                                (90,781)           81,669
       Decrease (increase) in prepaid expenses and
          other current assets                                                       4,354           (13,062)
       Decrease in other assets                                                      1,144               242
       Decrease in accounts payable, accrued expenses
          and other current liabilities and accrued income taxes                   (91,174)         (113,516)
          Increase in other liabilities                                              6,655             2,271
                                                                                ----------         ---------
Net cash (used in) provided by operating activities
    of continuing operations                                                      (141,362)           11,426
                                                                                ----------         ---------


Investing Activities:
--------------------
Purchases of property and equipment                                                (26,051)          (29,505)
Proceeds from sales of property and equipment, net                                   8,115             3,248
                                                                                ----------         ---------
Net cash used in investing activities of continuing operations                     (17,936)          (26,257)
                                                                                ----------         ---------

Financing Activities:
--------------------
Increase in allocated short-term debt, net                                             697                11
Increase (decrease) in allocated long-term debt, net                                22,983           (22,983)
Equity issuances, net                                                                5,585             3,541
Dividends paid                                                                      (3,656)           (3,621)
                                                                                ----------         ---------
Net cash provided by (used in) financing activities
    of continuing operations                                                        25,609           (23,052)
                                                                                ----------         ---------

Cash used in discontinued operations                                                     -            (5,460)
                                                                                ----------         ---------

Decrease in cash and cash equivalents                                             (133,689)          (43,343)
Cash and cash equivalents at beginning of year                                   1,248,246           437,329
                                                                                ----------         ---------
Cash and cash equivalents at end of period                                      $1,114,557         $ 393,986
                                                                                ==========         =========

See accompanying notes to Group financial statements.

                                 Page 31 of 62

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The common stock of Circuit City Stores, Inc. consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to reflect the performance of the Circuit City stores and related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The CarMax Group Common Stock is intended to reflect the performance of the CarMax stores and related operations. The reserved CarMax Group shares are not outstanding CarMax Group Common Stock. Therefore, net earnings attributed to the reserved CarMax Group shares are included in the net earnings attributed to the Circuit City Group Common Stock.

     During the second quarter of fiscal 2002, Circuit City Stores completed the public offering of 9,516,800 shares of CarMax Group Common Stock. The shares sold in the offering were shares of CarMax Group Common Stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. As of May 31, 2002, 65,923,200 shares of CarMax Group Common Stock were reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.0 percent of the total outstanding and reserved shares of CarMax Group Common Stock at May 31, 2002, 64.1 percent at February 28, 2002, and 74.1 percent at May 31, 2001. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the Securities and Exchange Commission.

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

     In the proposed separation, the holders of CarMax Group Common Stock would receive one share of CarMax, Inc. common stock for each share of CarMax Group Common Stock redeemed by the Company. Management anticipates that the holders of Circuit City Group Common Stock would receive a fraction of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock they hold. The exact fraction would be determined on the record date for the distribution. The separation is expected to be completed by late summer or early fall, subject to shareholder approval and final approval from the board of directors.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the Circuit City Group and the CarMax Group for the purposes of preparing the financial statements, holders of Circuit City Group Common Stock and holders of CarMax Group Common Stock are shareholders of the Company and as such are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the equity structure of the Company do not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. Neither shares of Circuit City Group Common Stock nor shares of CarMax Group

     Common Stock represent a direct equity or legal interest solely in the assets and liabilities allocated to a particular Group. Instead, those shares represent direct equity and legal interests in the assets and liabilities of the Company. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Net losses of either Group and dividends or distributions on, or repurchases of, Circuit City Group Common Stock or CarMax Group Common Stock would reduce funds legally available for dividends on, or repurchases of, both stocks. Accordingly, the Circuit City Group financial statements included herein should be read in conjunction with the Company's consolidated financial statements, the CarMax Group financial statements and the Company's SEC filings.

2.   Accounting Policies

     The Circuit City Group has accounted for the reserved CarMax Group shares in a manner similar to the equity method of accounting. Accounting principles generally accepted in the United States of America require that the CarMax Group be consolidated with the Circuit City Group. Except for the effects of not consolidating the CarMax Group with the Circuit City Group, the financial statements of the Circuit City Group conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2002 Annual Report on Form 10-K.

3.   Supplemental Financial Statement Information

     For the first quarter  of fiscal 2003 and 2002,  pretax  finance  operation
     income,  which  is  recorded  as  a  reduction  to  selling,   general  and
     administrative expenses, was as follows:

                                         Three Months Ended   Three Months Ended
     (Amounts in millions)                  May 31, 2002         May 31, 2001
     ---------------------------------------------------------------------------
     Securitization income...............       $50.5               $59.7
     Payroll and fringe expenses.........        10.7                10.3
     Other direct expenses...............        19.4                19.9
                                          --------------------------------------
     Finance operation income............       $20.4               $29.5
                                          ======================================

     The finance operation income does not include any allocation of indirect costs or income. The Company presents this information on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefit or costs that could be attributed to this operation. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury, and executive payroll as well as retail store expenses.

4.   Securitizations

     Circuit City's finance operation enters into securitization transactions to finance its consumer revolving credit card receivables. In accordance with the isolation provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," special purpose subsidiaries were created for the sole purpose of facilitating these securitization transactions. Credit card receivables are sold to the special purpose subsidiaries, which, in turn, transfer these receivables to securitization master trusts. Private-label and co-branded Visa credit card receivables are securitized through one master trust and MasterCard and Visa credit card, referred to as bankcard, receivables are securitized through a second master trust. Each master trust periodically issues securities backed by the receivables in that master trust. For transfers of receivables that qualify as sales, Circuit City recognizes gains or losses as a component of the finance operation's profits, which are recorded as reductions to selling, general and administrative expenses. In these securitizations, Circuit City's finance operation continues to service the securitized receivables for a fee and the special purpose subsidiaries retain an undivided interest in the transferred receivables and hold various subordinated asset-backed securities that serve as credit enhancements for the asset-backed securities held by outside investors. Neither master trust agreement provides for recourse to the Company for credit losses on the securitized receivables. Circuit City employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Accounts with a lower risk profile may qualify for promotional financing. Under certain of these securitization programs, Circuit City must meet financial guidelines relating to minimum tangible net worth, debt to net worth and the current ratio. The securitized receivables must meet performance levels relating to portfolio yield, default rates, principal payment rates and delinquency rates. Circuit City was in compliance with these guidelines at May 31, 2002, and February 28, 2002.

     The total principal amount of credit card receivables managed was $2.74 billion at May 31, 2002, and $2.85 billion at February 28, 2002. During the first quarter of fiscal 2003, the Company completed a $300 million private-label credit card receivable securitization transaction. Of the total principal amounts managed, the principal amount of receivables securitized was $2.70 billion at May 31, 2002, and $2.80 billion at February 28, 2002, and the principal amount of receivables held for sale was $39.2 million at May 31, 2002, and $49.2 million at February 28, 2002. At May 31, 2002, the unused capacity of the private-label variable funding program was $557.8 million and the unused capacity of the bankcard variable funding program was $393.2 million. At February 28, 2002, the unused capacity of the private-label variable funding program was $22.9 million and the unused capacity of the bankcard variable funding program was $496.5 million. The aggregate amount of receivables that were 31 days or more delinquent was $171.0 million at May 31, 2002, and $198.4 million at February 28, 2002. The principal amount of losses net of recoveries totaled $70.8 million for the quarter ended May 31, 2002, and $69.6 million for the quarter ended May 31, 2001.

     Circuit City receives annual servicing fees approximating 2 percent of the outstanding principal balance of the credit card receivables and retains the rights to future cash flows available after the investors in the asset-backed securities have received the return for which they contracted. The servicing fees specified in the credit card securitization agreements adequately compensate the finance operation for servicing the securitized receivables. Accordingly, no servicing asset or liability has been recorded.

     The table below summarizes certain cash flows received from and paid to the securitization trusts:

                                                            Three Months Ended  Three Months Ended
     (Amounts in millions)                                     May 31, 2002       May 31, 2001
     ---------------------------------------------------------------------------------------------
     Proceeds from new securitizations......................      $401.8            $174.2
     Proceeds from collections reinvested
       in previous credit card securitizations..............      $245.6            $359.6
     Servicing fees received................................      $ 13.0            $ 13.3
     Other cash flows received on retained interests*.......      $ 50.7            $ 44.2

     *This amount represents cash flows received from retained interests by the transferor other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

     When determining the fair value of retained interests, Circuit City estimates future cash flows using management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk.

     Future finance income from securitized credit card receivables that exceeds the sum of the contractually specified investor returns and servicing fees (interest-only strips) is carried at fair value and amounted to $126.8 million at May 31, 2002, and $134.8 million at May 31, 2001. These amounts are included in retained interests in securitized receivables on the consolidated balance sheets. The change in the interest-only strip for securitization transaction was a $5.1 million decrease for the three months ended May 31, 2002 and a $3.8 million increase for the three months ended May 31, 2001.

     The fair value of retained interests at May 31, 2002, was $416.2 million, with a weighted-average life ranging from 0.2 years to 3.0 years. The fair value of retained interests at February 28, 2002, was $394.5 million, with a weighted-average life ranging from 0.2 years to 1.8 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at May 31, 2002, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at May 31, 2002, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                        Impact on Fair     Impact on Fair
                                       Assumptions        Value of 10%       Value of 20%
     (Dollar amounts in millions)         Used          Adverse Change     Adverse Change
     ------------------------------------------------------------------------------------
     Monthly payment rate............  6.7%-10.3%           $ 8.3              $15.4
     Annual default rate.............  8.1%-17.5%           $22.3              $44.0
     Annual discount rate............  8.3%-15.0%           $ 2.9              $ 5.8


5.   Financial Derivatives

     On behalf of Circuit  City,  the  Company  enters  into  interest  rate cap agreements to meet the requirements of the credit card receivable securitization transactions. During the first quarter of fiscal 2003 and in conjunction with the private-label public securitization, the Company purchased and sold three offsetting interest rate caps with an aggregate initial notional amount of $280.5 million. The total notional amount of interest rate caps outstanding was $935.4 million at May 31, 2002, and $654.9 million at February 28, 2002. Purchased interest rate caps were included in net accounts receivable and had a fair value of $9.0 million as of May 31, 2002, and $2.4 million as of February 28, 2002. Written interest rate caps were included in accounts payable and had a fair value of $9.0 million as of May 31, 2002, and $2.4 million as of February 28, 2002.

     The market and credit risks associated with interest rate caps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates and is directly related to the product type, agreement terms and transaction volume. The Company has entered into offsetting interest rate cap positions and, therefore, does not anticipate significant market risk arising from interest rate caps. Credit risk is the exposure to nonperformance of another party to an agreement. The Company mitigates credit risk by dealing with highly rated bank counterparties.

6.   Appliance Exit Costs

     In the second quarter of fiscal 2001, the Company began to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. This process was completed in November 2000. To exit the appliance business, the Company closed eight distribution centers and eight service centers. The Company leases the majority of these closed properties. While the Company has entered into contracts to sublease some of these properties, it continues the process of marketing the remaining properties to be subleased.

     In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30.0 million. In the fourth quarter of fiscal 2002, the Company recorded additional lease termination costs of $10.0 million to reflect the current rental market for these leased properties. These expenses are reported separately on the fiscal 2002 and 2001 statements of earnings. The appliance exit cost liability is included in accrued expenses and other current liabilities on the balance sheets.

     The appliance exit cost accrual activity and the remaining liability at May 31, 2002, are presented in the following table.

                               Total    Fiscal 2001                Fiscal 2002   Fiscal 2002                Fiscal 2003
                             Original    Payments    Liability at  Adjustments    Payments   Liability at    Payments  Liability at
                             Exit Cost      or       February 28,  to Exit Cost       or      February 28,       or        May 31,
(Amounts in millions)         Accrual   Write-Downs      2001        Accrual     Write-Downs    2002        Write-Downs    2002
----------------------------------------------------------------------------------------------------------------------------------
Lease termination costs.....  $17.8       $  1.8         $16.0         $10.0        $6.3         $19.7        $ 1.7         $18.0
Fixed asset write-downs,
  net.......................    5.0          5.0             -             -           -             -            -             -
Employee termination
  benefits..................    4.4          2.2           2.2             -         2.2             -            -             -
Other.......................    2.8          2.8             -             -           -             -            -             -
                             -----------------------------------------------------------------------------------------------------
Appliance exit costs........  $30.0       $ 11.8         $18.2         $10.0        $8.5         $19.7        $ 1.7         $18.0
                             =====================================================================================================


7.   Discontinued Operations

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations. As of February 28, 2002, entities comprising the Divx operations were dissolved and the related liabilities had been assumed by the Company. Current liabilities of $18.5 million related to the former Divx operations were reflected in the balance sheets as of May 31, 2002, and February 28, 2002. For the three-month periods ended May 31, 2002 and 2001, the discontinued Divx operations had no impact on the net earnings of the Circuit City Group. Discontinued operations have been segregated on the statements of cash flows.

8.   Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

9.   Reclassifications

     Certain prior year amounts have been reclassified to conform to the current presentation. Effective in the first quarter of fiscal 2003, Circuit City Stores adopted Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. Previously, the Company recorded these rebates in cost of sales, buying and warehousing. For the quarter ended May 31, 2001, the reclassification of rebates from cost of sales, buying and warehousing to sales decreased sales and cost of sales, buying and warehousing by $11.0 million.

                                     ITEM 2.

            CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



In this discussion, "we," "our" and "Circuit City Stores" refer to Circuit City Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. "Circuit City business" and "Circuit City" refer to the retail operations bearing the Circuit City name and to all related operations such as product service and Circuit City's finance operation. "Circuit City Group" refers to the Circuit City business and the reserved CarMax Group shares. "CarMax business," "CarMax" and "CarMax Group" refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation. All references to "month," "quarter" and "year" refer to our fiscal year periods rather than calendar year periods unless stated otherwise.

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

In the proposed separation, the holders of CarMax Group Common Stock would receive one share of CarMax, Inc. common stock for each share of CarMax Group Common Stock redeemed by the Company. Management anticipates that the holders of Circuit City Group Common Stock would receive a fraction of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock they hold. The exact fraction would be determined on the record date for the distribution. The separation is expected to be completed by late summer or early fall, subject to shareholder approval and final approval from the board of directors.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies included in the Circuit City Stores, Inc. 2002 Annual Report to Shareholders. These policies relate to the calculation of the value of retained interests in securitization transactions and the calculation of the liability for lease termination costs.

RESULTS OF OPERATIONS

Effective in the first quarter of fiscal 2003, Circuit City Stores adopted Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. Previously, the Company recorded these rebates in cost of sales, buying and warehousing. These rebate amounts totaled $11.0 million in the first quarter of fiscal 2002 and have been reclassified on the statement of earnings.

Net Sales and Operating Revenues and General Comments

Total sales for the Circuit City Group for the first quarter of fiscal 2003 increased 13 percent to $2.12 billion from $1.87 billion in last year's first quarter. Comparable store sales increased 12 percent for the first quarter of fiscal 2003 and decreased 25 percent for the first quarter of fiscal 2002. Circuit City stores are included in comparable store sales after the store has been open for a full year.

The comparable store sales pace strengthened as the first quarter progressed, reflecting the growing consumer response to our customer service initiatives, aggressive promotions in traffic-building categories and on entry-level products and a stronger inventory position in specific product categories.

First quarter Circuit City sales for fiscal 2003 reflected continued progress in both the high-service and packaged goods arenas. We posted strong sales growth in focus categories such as video, including big-screen televisions, DVD players and digital satellite systems; and wireless communications, and in self-serve product selections, including DVD software and video game hardware, software and accessories. We experienced improving trends in information technology products, with PC sales growth driven by strong sales of notebook computers and a more competitive promotional stance compared with last fiscal year's first quarter.

The percent of merchandise sales represented by each major product category during the first quarter of fiscal years 2003 and 2002 were as follows:


       ================================== ============================
                                                   1st Quarter
                                          ----------------------------
                  Product Mix                 FY03           FY02
       ---------------------------------- -------------- -------------
       Video                                   40%            37%
       ---------------------------------- -------------- -------------
       Audio                                   15             17
       ---------------------------------- -------------- -------------
       Information technology                  34             36
       ---------------------------------- -------------- -------------
       Entertainment                           11             10
       ---------------------------------- -------------- -------------
        Total                                 100%           100%
       ================================== ============== =============

In most states, Circuit City sells extended warranty programs on behalf of unrelated third parties that are the primary obligors. Under these third-party warranty programs, we have no contractual liability to the customer. In the three states where third-party warranty sales are not permitted, Circuit City sells an extended warranty for which we are the primary obligor. The total extended warranty revenue that is reported in total sales was $87.9 million, or
4.2 percent of sales, in the first quarter of fiscal 2003, compared with $80.1 million, or 4.3 percent of sales, in last year's first quarter.

The following table provides details on the Circuit City retail units:

      ======================== =================== =================== ================== ===================
                                                                            Estimate
             Store Mix             May 31, 2002        May 31, 2001       Feb. 28, 2003      Feb. 28, 2002
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Superstores                      603                594                 611                604
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Mall-based
         Express stores                 19                 32                  18                 20
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Total                            622                626                 629                624
      ======================== =================== =================== ================== ===================

Circuit City expects to open approximately eight Superstores and relocate an estimated 10 Superstores in the current fiscal year. In the first quarter of fiscal 2003, we closed one Superstore, relocated two Superstores and closed one mall-based Express store.

Our operations, in common with other retailers in general, are subject to seasonal influences. Historically, the Circuit City business has realized more of its net sales and net earnings in the fourth quarter, which includes the December holiday selling season, than in any other fiscal quarter. The net earnings of any quarter are seasonally disproportionate since administrative and certain operating expenses remain relatively constant during the year. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Cost of Sales, Buying and Warehousing

The gross profit margin for the Circuit City Group was 24.2 percent of sales in the first quarter of fiscal 2003, compared with 24.7 percent in the same period last year. The first quarter gross profit margin decline reflects our more competitive product selection and pricing throughout the quarter, as well as our response to more aggressive offers from competitors, and the resulting sales mix. Circuit City experienced some trade-off in gross margin for sales growth, as we chose to be more aggressive in promoting traffic-driving and entry-level products.

Selling, General and Administrative Expenses

The selling, general and administrative expense ratio for the Circuit City Group was 24.3 percent of sales in the first quarter of fiscal 2003, compared with
25.5 percent for the same period last year. This decline was principally a result of the leverage achieved through increased sales.

Finance Operations. For the first quarter of fiscal 2003 and 2002, pretax finance operation income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:


                                       Three Months Ended    Three Months Ended
     (Amounts in millions)                May 31, 2002          May 31, 2001
     --------------------------------------------------------------------------
     Securitization income...........       $50.5                  $59.7
     Payroll and fringe expenses.....        10.7                   10.3
     Other direct expenses...........        19.4                   19.9
                                       ----------------------------------------
     Finance operation income........       $20.4                  $29.5
                                       ========================================


Receivables generated by the Circuit City finance operation are sold through securitization transactions. Circuit City continues to service the securitized receivables for a fee. For the quarter ended May 31, 2002 serviced receivables averaged $2.78 billion, compared to $2.64 billion for the quarter ended May 31, 2001.

Included in securitization income is the gain on the sale of these receivables and other income related to servicing these receivables. Future finance income from securitized credit card receivables that exceeds the sum of the contractually specified investor returns and servicing fees (interest-only strips) is carried at fair value and amounted to $126.8 million at May 31, 2002 and $134.8 million at May 31, 2001. The key assumptions and estimates in determining the fair value of interest-only strips include management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk. Based on these assumptions and estimates and the operation's securitization volume, the change in the interest-only strip for securitization transactions was a $5.1 million decrease for the three months ended May 31, 2002 and a $3.8 million increase for the three months ended May 31, 2001. Management reviews the assumptions and estimates used in determining the fair value of the interest-only strip on a quarterly basis. If these assumptions change or the actual results differ from the projected results, securitization income would be affected.

For the Circuit City Group, the finance operation income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury, and executive payroll as well as retail store expenses. Other direct expenses, which did not change significantly for the three months ended May 31, 2002 compared to May 31, 2001, include third party data processing, rent, credit promotion expenses, Visa and MasterCard fees, and other operating expenses. Payroll expenses generally vary with the size of the serviced portfolio, and increased only slightly during the quarter ended May 31, 2002 compared to May 31, 2001.

The fiscal 2003 expense ratio also includes approximately $8 million of costs associated with remodeling and relocation activities, while the fiscal 2002 ratio includes approximately $3 million of relocation costs. As of May 31, 2002, the Company had completed the initial phases of the video department remodeling program planned for roll out to approximately 300 Circuit City Superstores in fiscal 2003. As of May 31, 2002, we had completed the video reset in 20 Circuit City Superstores, including 18 in the first quarter, and the lighting upgrade in more than 100 Superstores. Based on our experience with the progress of the remodeling process to date, we now anticipate that it can be completed in approximately one week per store, rather than our initial two-week expectation.

Interest Expense

Circuit City reported no interest expense for the first quarter of fiscal 2003, compared with $441,000 for the same period last year.

Income Taxes

The effective income tax rate was 38.0 percent for the first quarter of both fiscal 2003 and 2002.

Loss Before Income Attributed to the Reserved CarMax Group Shares

Excluding the earnings attributed to the reserved CarMax Group shares, the Circuit City business produced a loss of $1.3 million in the first quarter ended May 31, 2002, compared with a loss of $9.6 million for the same period last year.

Net Earnings Attributed to the Reserved CarMax Group Shares

The net earnings attributed to the reserved CarMax Group shares were $18.7 million in the first quarter of this fiscal year compared with $19.7 million in last fiscal year's first quarter.

Net Earnings

Net earnings of the Circuit City Group were $17.5 million in the first quarter of fiscal 2003, compared with $10.1 million in the first quarter of fiscal 2002.

Operations Outlook

In  fiscal  2001,   we   introduced   a  store  design  that   includes  a  more
customer-friendly layout with better product adjacencies; a brighter more contemporary appearance; additional product on the sales floor; shopping carts and easily accessible cash registers. All new stores continue to follow this design. In fiscal 2001 and fiscal 2002, we also undertook several remodels and product category tests to evaluate how best to add these features into existing stores. We decided to begin in fiscal 2003 a three-year multi-phased remodeling program that will cover approximately 300 stores. As part of this remodeling program, we will in fiscal 2003 introduce a remodeled video department and upgrade the lighting in these stores, spending an average of $325,000 to $350,000 per store. We believe that rolling out this remodeled department will enable us to increase Circuit City's market share in the growing and highly profitable big-screen television category and further solidify our position in the overall video category. The Consumer Electronics Association projects that big-screen television sales will grow at a double-digit rate in calendar 2002. By beginning with the video department, we believe that we can affect a large number of Circuit City Superstores in a manner that has significant potential for incremental benefit while minimizing the disruptive impact of the remodeling process.

In addition to remodeling, we expect to relocate approximately 10 Superstores in the current fiscal year. We expect that fiscal 2003 expenditures for Circuit City remodeling and relocations will total approximately $130 million, of which we expect to capitalize approximately $70 million and expense approximately $60 million, or no more than 18 cents per Circuit City Group share.

In fiscal 2003, we also will continue testing design ideas for other departments in the Circuit City Superstores. In fiscal 2004 and fiscal 2005, we expect to introduce these design ideas into many of the approximately 300 stores being remodeled under the three-year remodeling plan. We continue to review the suitability of our remaining Superstore base for either remodeling or relocation and also anticipate relocating additional stores in fiscal 2004 and fiscal 2005. We currently anticipate that in fiscal 2004 and fiscal 2005 the impact of remodeling and relocations on earnings per share will be similar to the fiscal 2003 impact.

Given our presence in virtually all of the nation's top metropolitan markets, new Superstores are being added only in small markets or to increase our penetration in existing major markets. We plan to open approximately eight Circuit City Superstores in fiscal 2003. Because of limited planned geographic expansion, we expect total Circuit City sales growth to only slightly exceed comparable store sales growth. We expect that categories where we expanded selection following our exit from the appliance business and categories, such as big-screen televisions, that are benefiting from digital product innovation, will contribute to Circuit City's total and comparable store sales growth. However, we also anticipate that Circuit City's sales growth will reflect our focus on sales counselor training and customer service, store remodeling, effective marketing programs and a competitive merchandise assortment with attractive prices. We expect that the gross profit margin will reflect the mix of merchandise sold and our efforts to remain competitive and achieve profitable market share growth and that the expense ratio will reflect increases in Circuit City expenses associated with remodeling and relocation as discussed above, advertising and systems enhancements and the total sales volume achieved. For the full year, we expect the fiscal 2003 profit contribution from Circuit City's finance operation to be similar to the contribution in fiscal 2002.

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" for the estimated contribution of the Circuit City business earnings attributed to the Circuit City Group Common Stock in fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a review of recent accounting pronouncements.


FINANCIAL CONDITION

Liquidity and Capital Resources

Operating Activities. In the first quarter of fiscal 2003, Circuit City used cash of $141.3 million for operating activities. In last year's first quarter, Circuit City generated cash from operating activities of $11.4 million. The increase primarily reflects an increase in inventory purchases to meet anticipated sales demands.

Investing Activities. Net cash used in investing activities was $17.9 million in the three months ended May 31, 2002, compared with $26.3 million in the first three months of last year. Capital expenditures decreased to $26.1 million in the first three months of fiscal 2003 from $29.5 million in the comparable period last year. Circuit City capital expenditures in the first three months of fiscal 2003 included spending for the initial phases of rolling out a remodeled video department, which was completed in 18 Superstores, lighting upgrades in more than 100 Circuit City Superstores and the relocation of two Circuit City Superstores. Capital expenditures in the first three months of fiscal 2002 included spending for the relocation of one Circuit City Superstore. Proceeds from sales of property and equipment increased to $8.1 million in the first three months of the current fiscal year from $3.2 million in the comparable period of last fiscal year.

Financing Activities. Net cash provided by financing activities was $25.6 million in the first quarter of fiscal 2003, compared to the use of $23.1 million in the first quarter of last year. At May 31, 2002, a $100 million outstanding term loan due in July 2002 was classified as a current liability. Although the Company has the ability to refinance this debt, we intend to repay it using existing working capital.

At May 31, 2002, the Company allocated cash and cash equivalents of $1.11 billion and debt of $61.6 million to the Circuit City Group. Circuit City Stores maintains a $150 million unsecured revolving credit facility that expires on August 31, 2002. The Company does not anticipate renewing this facility. The Company also maintains $195 million in committed seasonal lines of credit that are renewed annually with various banks. At May 31, 2002, total balances of $2.4 million were outstanding under these facilities.

At May 31, 2002, the aggregate principal amount of securitized credit card receivables totaled $1.25 billion under the private-label program and $1.44 billion under the bankcard program. During the first quarter of fiscal 2003, the Company completed a $300 million private-label credit card receivable securitization transaction. At May 31, 2002, the unused capacity of the private-label variable funding program was $557.8 million and the unused capacity of the bankcard variable funding program was $393.2 million. At May 31, 2002, there were no provisions providing recourse to the Company for credit losses on the receivables securitized through the private-label or bankcard master trusts. We anticipate that we will be able to expand or enter into new securitization arrangements to meet future needs of the finance operation.

During the first quarter, we announced plans to offer consumers a co-branded Visa credit card rather than the private-label credit card. We began introducing the new card early in the second quarter and ceased to open private-label accounts. Existing private-label credit card holders may continue using their accounts. Receivables generated under the co-branded program will be funded through the private-label master trust.

We expect that available cash resources, sale-leaseback transactions, landlord reimbursements and cash generated by operations will be sufficient to fund capital expenditures of the Circuit City business for the foreseeable future.



                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties, including, but not limited to, risks associated with plans to separate the CarMax business from Circuit City Stores, Inc. and create an independent, separately traded public company. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's Annual Report on Form 10-K for the year ended February 28, 2002, and the registration statement on Form S-4 filed by CarMax, Inc. (File No. 333-85240) related to the proposed separation.

                                     ITEM 3.

                 CIRCUIT CITY GROUP QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


RECEIVABLES RISK

The Company manages the market risk associated with the private-label credit card and bankcard revolving loan portfolios of Circuit City's finance operation. Portions of these portfolios have been securitized in transactions accounted for as sales in accordance with SFAS No. 140 and, therefore, are not presented on the Group balance sheets.

Consumer Revolving Credit Receivables. The majority of accounts in the private-label credit card and bankcard portfolios are charged interest at rates indexed to the prime rate, adjustable on a monthly basis subject to certain limitations. The balance of the accounts are charged interest at a fixed annual percentage rate. As of May 31, 2002, and February 28, 2002, the total outstanding principal amount of private-label credit card and bankcard receivables had the following interest rate structure:


(Amounts in millions)            May 31      Feb. 28
----------------------------------------------------

Indexed to prime rate.........   $2,543       $2,645
Fixed APR.....................      192          202
                                 -------------------
Total.........................   $2,735       $2,847
                                 ===================

Financing for the private-label credit card and bankcard receivables is achieved through asset securitization programs that, in turn, issue both private and public market debt, principally at floating rates based on LIBOR and commercial paper rates. Receivables held for sale are financed with working capital. The total principal amount of receivables securitized or held for sale at May 31, 2002, and February 28, 2002, was as follows:


(Amounts in millions)                May 31      Feb. 28
--------------------------------------------------------

Floating-rate securitizations.....   $2,696       $2,798
Held for sale.....................       39           49
                                     -------------------
Total.............................   $2,735       $2,847
                                     ===================

Interest Rate Exposure. Circuit City is exposed to interest rate risk on its securitized credit card portfolio, especially when interest rates move dramatically over a relatively short period of time. Market risk is the exposure created by potential fluctuations in interest rates. We have mitigated this risk through matched funding. However, our ability to increase the finance charge yield of our variable rate credit cards may be contractually limited or limited at some point by competitive conditions. On behalf of Circuit City, the Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. The Company has entered into offsetting interest rate cap positions and, therefore, does not anticipate significant market risk arising from interest rate caps. Generally, changes only in interest rates do not have a material impact on the Group results of operations.

Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 5 to the Circuit City Group consolidated financial statements for a description of these items.


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                               May 31, 2002     Feb. 28, 2002
                                                               ------------     -------------
                                                                (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                        $ 61,445          $  3,286
Net accounts receivable                                            54,907            52,585
Retained interests in securitized receivables                     127,860           120,683
Inventory                                                         417,461           399,084
Prepaid expenses and other current assets                           1,646             2,065
                                                                 --------          --------

Total current assets                                              663,319           577,703

Property and equipment, net                                       145,572           120,976
Other assets                                                       21,327            21,543
                                                                 --------          --------

TOTAL ASSETS                                                     $830,218          $720,222
                                                                 ========          ========

LIABILITIES AND GROUP EQUITY
Current liabilities:
Accounts payable                                                 $ 91,479          $ 87,160
Accrued expenses and other current liabilities                     22,694            25,775
Deferred income taxes                                              21,914            22,009
Allocated short-term debt                                           9,761             9,840
Current installments of allocated long-term debt                   55,324            78,608
                                                                 --------          --------

Total current liabilities                                         201,172           223,392

Allocated long-term debt, excluding current installments          100,000                 -
Deferred revenue and other liabilities                              9,186             8,416
Deferred income taxes                                               2,444             2,935
                                                                 --------          --------

TOTAL LIABILITIES                                                 312,802           234,743

GROUP EQUITY                                                      517,416           485,479
                                                                 --------          --------

TOTAL LIABILITIES AND GROUP EQUITY                               $830,218          $720,222
                                                                 ========          ========

See accompanying notes to Group financial statements.



                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Statements of Earnings (Unaudited)
                             (Amounts in thousands)

                                                                      Three Months Ended
                                                                            May 31,
                                                                   2002               2001
                                                                ----------          --------

Net sales and operating revenues                                $1,001,564          $879,000

Cost of sales                                                      883,661           775,040
                                                                ----------          --------

Gross profit                                                       117,903           103,960
                                                                ----------          --------

Selling, general and administrative expenses (net of
    finance income of $24,077 as of May 31, 2002,
    and $19,510 as of May 31, 2001)                                 68,550            58,550

Interest expense                                                     1,026             2,551
                                                                ----------          --------

Total expenses                                                      69,576            61,101
                                                                ----------          --------

Earnings before income taxes                                        48,327            42,859

Provision for income taxes                                          19,089            16,287
                                                                ----------          --------

Net earnings                                                    $   29,238          $ 26,572
                                                                ==========          ========

Net earnings attributed to:

    Circuit City Group Common Stock                             $   18,722          $ 19,740
    CarMax Group Common Stock                                       10,516             6,832
                                                                ----------          --------
                                                                $   29,238          $ 26,572
                                                                ==========          ========


See accompanying notes to Group financial statements.



                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                    Three Months Ended
                                                                                          May 31,
                                                                                  2002              2001
                                                                                --------          --------
Operating Activities:
--------------------
Net earnings                                                                    $ 29,238          $ 26,572
Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                                  4,138             4,693
    Amortization of restricted stock awards                                           18                37
    Loss on disposition of property and equipment                                     10                 -
    Provision for deferred income taxes                                             (586)            1,281
    Changes in operating assets and liabilities:
       Increase in net accounts receivable and retained
         interests in securitized receivables                                     (9,499)          (30,014)
       Increase in inventory                                                     (18,377)          (55,838)
       Decrease in prepaid expenses and other current assets                         419             1,775
       Increase in other assets                                                       (1)               (5)
       Increase in accounts payable, accrued expenses and other
         current liabilities                                                       3,012            32,428
       Increase in deferred revenue and other liabilities                            770                18
                                                                                --------          --------
Net cash provided by (used in) operating activities                                9,142           (19,053)
                                                                                --------          --------

Investing Activities:
--------------------
Purchases of property and equipment                                              (28,533)           (3,347)
Proceeds from sales of property and equipment, net                                     6                 -
                                                                                --------          --------
Net cash used in investing activities                                            (28,527)           (3,347)
                                                                                --------          --------


Financing Activities:
--------------------
(Decrease) increase in allocated short-term debt, net                                (79)            1,629
Increase in allocated long-term debt, net                                         76,716            22,708
Equity issuances, net                                                                907              (224)
                                                                                --------          --------
Net cash provided by financing activities                                         77,544            24,113
                                                                                --------          --------

Increase in cash and cash equivalents                                             58,159             1,713
Cash and cash equivalents at beginning of year                                     3,286             8,802
                                                                                --------          --------
Cash and cash equivalents at end of period                                      $ 61,445          $ 10,515
                                                                                ========          ========

See accompanying notes to Group financial statements.


                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Notes to Group Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The common stock of Circuit City Stores, Inc. consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The CarMax Group Common Stock is intended to reflect the performance of the CarMax stores and related operations. The Circuit City Group Common Stock is intended to reflect the performance of the Circuit City stores and related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The reserved CarMax Group shares are not outstanding CarMax Group Common Stock. Therefore, net earnings attributed to the reserved CarMax Group shares are included in the net earnings attributed to the Circuit City Group Common Stock.

     During the second quarter of fiscal 2002, Circuit City Stores completed the public offering of 9,516,800 shares of CarMax Group Common Stock. The shares sold in the offering were shares of CarMax Group Common Stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. As of May 31, 2002, 65,923,200 shares of CarMax Group Common Stock were reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.0 percent of the total outstanding and reserved shares of CarMax Group Common Stock at May 31, 2002, 64.1 percent at February 28, 2002, and 74.1 percent at May 31, 2001. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the Securities and Exchange Commission.

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

     In the proposed separation, the holders of CarMax Group Common Stock would receive one share of CarMax, Inc. common stock for each share of CarMax Group Common Stock redeemed by the Company. Management anticipates that the holders of Circuit City Group Common Stock would receive a fraction of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock they hold. The exact fraction would be determined on the record date for the distribution. The separation is expected to be completed by late summer or early fall, subject to shareholder approval and final approval from the board of directors.

     Notwithstanding the attribution of the Company's assets and liabilities, including contingent liabilities, and stockholders' equity between the CarMax Group and the Circuit City Group for the purposes of preparing the financial statements, holders of CarMax Group Common Stock and holders of Circuit City Group Common Stock are shareholders of the Company and as such are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. Such attribution and the equity structure of the Company do not affect title to the assets or responsibility for the liabilities of the Company or any of its subsidiaries. Neither shares of CarMax Group Common Stock nor shares of Circuit City Group

     Common Stock represent a direct equity or legal interest solely in the assets and liabilities allocated to a particular Group. Instead, those shares represent direct equity and legal interests in the assets and liabilities of the Company. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. Net losses of either Group and dividends or distributions on, or repurchases of, CarMax Group Common Stock or Circuit City Group Common Stock would reduce funds legally available for dividends on, or repurchases of, both stocks. Accordingly, the CarMax Group financial statements included herein should be read in conjunction with the Company's consolidated financial statements, the Circuit City Group financial statements and the Company's SEC filings.

2.   Accounting Policies

     The financial statements of the CarMax Group conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2002 Annual Report on Form 10-K.

3.   Debt

     On May 17, 2002, CarMax entered into a $200 million credit agreement secured by vehicle inventory. The credit agreement includes a $100 million revolving loan commitment and a $100 million term loan commitment. Principal is due in full at maturity with interest payable monthly at a LIBOR-based rate. The agreement currently is scheduled to expire in May 2004 and provides for annual one-year extensions of the final maturity beginning on May 17, 2003, and each May 17 thereafter. The aggregate principal amount outstanding under the credit facility on any date may not exceed 150 percent of the value of CarMax's eligible motor vehicle inventory as of that date. As of May 31, 2002, the amount outstanding under this credit agreement was $100 million. Under this agreement, CarMax must meet financial covenants relating to minimum current ratio, minimum tangible net worth and minimum fixed charge coverage ratio. CarMax was in compliance with these covenants at May 31, 2002.

4.   Supplemental Financial Statement Information

     For the first quarter of fiscal 2003 and 2002, pretax finance income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                       Three Months Ended   Three Months Ended
     (Amounts in millions)                May 31, 2002         May 31, 2001
     -------------------------------------------------------------------------
     Securitization income...........        $23.3                $18.4
     Payroll and fringe expenses.....          1.7                  1.3
     Other direct expenses...........          1.7                  1.4
                                       ---------------------------------------
     Finance operation income........         19.9                 15.7

     Third-party financing fees......          4.2                  3.8
                                       ---------------------------------------
     Total finance income............        $24.1                $19.5
                                       =======================================

     For the CarMax Group, finance operation income does not include any allocation of indirect costs or income. The Company presents this information on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefit or costs that could be attributed to this operation. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll as well as retail store expenses.

5.   Securitizations

     CarMax has asset securitization programs to finance the automobile loan receivables generated by its finance operation. CarMax's finance operation sells its automobile loan receivables to a special purpose subsidiary, which, in turn, transfers those receivables to a group of third-party investors. For transfers of receivables that qualify as sales, CarMax recognizes gains or losses as a component of the finance operation's profits, which are recorded as reductions to selling, general and administrative expenses. The special purpose subsidiary retains a subordinated interest in the transferred receivables. CarMax's finance operation continues to service securitized receivables for a fee. The automobile loan securitization agreements do not provide for recourse to the Company for credit losses on the securitized receivables. CarMax employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Under certain of these securitization programs, CarMax must meet financial guidelines relating to minimum tangible net worth, debt to net worth, net worth to managed assets, current ratio, minimum cash balance or borrowing capacity and minimum coverage of rent and interest expense. The securitized receivables must meet performance levels relating to portfolio yield, default rates and delinquency rates. CarMax was in compliance with these guidelines at May 31, 2002, and February 28, 2002.

     The total principal amount of automobile loan receivables managed was $1.63 billion at May 31, 2002, and $1.55 billion at February 28, 2002. Of the total principal amounts managed, the principal amount of automobile loan receivables securitized was $1.61 billion at May 31, 2002, and $1.54 billion at February 28, 2002, and the principal amount of automobile loan receivables held for sale or investment was $20.5 million at May 31, 2002, and $13.9 million at February 28, 2002. The unused capacity of the automobile loan variable funding program was $115.0 million at May 31, 2002, and $211.0 million at February 28, 2002. The aggregate principal amount of automobile loans that were 31 days or more delinquent was $21.2 million at May 31, 2002, and $22.3 million at February 28, 2002. The principal amount of losses net of recoveries totaled $3.3 million for the three months ended May 31, 2002, and $1.9 million for the three months ended May 31, 2001.

     CarMax receives annual servicing fees approximating 1 percent of the outstanding principal balance of the securitized automobile loan receivables and retains the rights to future cash flows available after the investors in the asset-backed securities have received the return for which they contracted. The servicing fees specified in the automobile loan securitization agreements adequately compensate the finance operation for servicing the securitized receivables. Accordingly, no servicing asset or liability has been recorded.

     The table below summarizes certain cash flows received from and paid to the securitization trusts:

                                                            Three Months Ended   Three Months Ended
     (Amounts in millions)                                     May 31, 2002         May 31, 2001
     ----------------------------------------------------------------------------------------------
     Proceeds from new securitizations.....................       $221.0               $195.0
     Proceeds from collections reinvested
       in previous automobile loan securitizations.........       $134.5               $ 91.5
     Servicing fees received...............................       $  3.9               $  3.3
     Other cash flows received on retained interests*......       $ 20.0               $ 12.5

     *This amount represents cash flows received from retained interests by the transferor other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

     When determining the fair value of retained interests, CarMax estimates future cash flows using management's projections of key factors, such as finance charge income, default rates, payment rates and discount rates appropriate for the type of asset and risk.

     Future finance income from securitized automobile loan receivables that exceeds the sum of the contractually specified investor returns and servicing fees (interest-only strips) is carried at fair value and amounted to

     $76.1 million at May 31, 2002, and $51.4 million at May 31, 2001. These amounts are included in retained interests in securitized receivables on the consolidated balance sheets. Gains of $15.6 million on sales of automobile loan receivables were recorded for the three months ended May 31, 2002; gains of $13.1 million on sales of automobile loan receivables were recorded for the three months ended May 31, 2001.

     The fair value of retained interests at May 31, 2002, was $127.9 million, with a weighted-average life of 1.6 years. The fair value of retained interests at February 28, 2002, was $120.7 million, with a weighted-average life of 1.6 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at May 31, 2002, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at May 31, 2002, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                        Impact on Fair     Impact on Fair
                                        Assumptions      Value of 10%       Value of 20%
     (Dollar amounts in millions)           Used        Adverse Change     Adverse Change
     ------------------------------------------------------------------------------------
     Prepayment rate.................  1.5%-1.6%            $3.8               $7.8
     Annual default rate.............  1.0%-1.2%            $2.1               $4.3
     Annual discount rate............      12.0%            $1.4               $2.8

6.   Financial Derivatives

     On behalf of CarMax, the Company enters into amortizing swaps relating to automobile loan receivable securitizations to convert variable-rate financing costs to fixed-rate obligations to better match funding costs to the receivables being securitized. During the first quarter of fiscal 2003, the Company entered into three 40-month amortizing interest rate swaps with an initial notional amount totaling approximately $248.0 million. The current amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was approximately $633.7 million at May 31, 2002, and $413.3 million at February 28, 2002. At May 31, 2002, the fair value of swaps totaled a net liability of $2.1 million and were included in accounts payable. At February 28, 2002, the fair value of swaps totaled a net liability of $841,000 and were included in accounts payable.

     The market and credit risks associated with interest rate swaps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates. The Company does not anticipate significant market risk from swaps because they are used on a monthly basis to match funding costs to the use of the funding. Credit risk is the exposure to nonperformance of another party to an agreement. The Company mitigates credit risk by dealing with highly rated bank counterparties.

7.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the pronouncement. Other intangible assets that are identified to have finite useful lives continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and are subject to review when events or circumstances arise which indicate impairment. Application of the nonamortization provisions of SFAS No. 142 in the first quarter of fiscal 2003 did not have a material impact on the financial position, results of operations or cash flows of the CarMax Group. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets, as outlined in the pronouncement. Based on preliminary estimates, as well as ongoing periodic assessments of goodwill, the Company does not expect to recognize any material impairment losses from these tests.

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

8.   Reclassifications

     Certain prior year amounts have been reclassified to conform to the current presentation. For the quarter ended May 31, 2001, wholesale sales have been reclassified and reported in net sales and operating revenues. In previous periods, wholesale sales were recorded as a reduction to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $84.5 million for the quarter ended May 31, 2001. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales and cost of sales by $2.3 million for the quarter ended May 31, 2001.



                                     ITEM 2.

                CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In this discussion, "we," "our" and "Circuit City Stores" refer to Circuit City Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. "Circuit City business" and "Circuit City" refer to the retail operations bearing the Circuit City name and to all related operations such as product service and Circuit City's finance operation. "Circuit City Group" refers to the Circuit City business and the reserved CarMax Group shares. "CarMax business," "CarMax" and "CarMax Group" refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation. All references to "month," "quarter" and "year" refer to our fiscal year periods rather than calendar year periods unless stated otherwise.

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

In the proposed separation, the holders of CarMax Group Common Stock would receive one share of CarMax, Inc. common stock for each share of CarMax Group Common Stock redeemed by the Company. Management anticipates that the holders of Circuit City Group Common Stock would receive a fraction of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock they hold. The exact fraction would be determined on the record date for the distribution. The separation is expected to be completed by late summer or early fall, subject to shareholder approval and final approval from the board of directors.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies included on the Circuit City Stores, Inc. 2002 Annual Report to Shareholders. These policies relate to the calculation of the value of retained interests in securitization transactions.

RESULTS OF OPERATIONS

Effective in the first quarter of fiscal 2003, CarMax classifies revenue from the sale of wholesale vehicles in net sales and operating revenues. Previously, CarMax wholesale vehicle sales were recorded as reductions to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $84.5 million for the quarter ended May 31, 2001. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales and cost of sales by $2.3 million for the quarter ended May 31, 2001.

Net Sales and Operating Revenues and General Comments

Total sales for the CarMax Group for the first quarter of fiscal 2003 increased 14 percent to $1.00 billion from $879.0 million in last year's first quarter.

Retail Vehicle Sales. Retail vehicle sales increased 14 percent to $870.1 million in the first quarter of fiscal 2003 from $761.0 million in the first quarter of fiscal 2002. In the first quarter of fiscal 2003, used vehicle sales increased 20 percent to $737.8 million from $615.1 million in the first quarter of fiscal 2002. In the first quarter of fiscal 2003, new vehicle sales decreased 9 percent to $132.3 million from $145.8 million in the first quarter of fiscal 2002. CarMax stores are included in comparable store retail sales after the store has been open for a full year. Comparable store vehicle dollar and unit sales for the first quarter of fiscal years 2003 and 2002 were as follows:



       ================================== ==============================
                                                   1st Quarter
               Comparable Store           ------------------------------
                 Sales Change                  FY03          FY02
       ---------------------------------- -------------- ---------------
       Vehicle dollars:
       ---------------------------------- -------------- ---------------
            Used vehicles                      14 %           28%
       ---------------------------------- -------------- ---------------
            New vehicles                       (4)%           23%
       ---------------------------------- -------------- ---------------
        Total                                  11 %           27%
       ---------------------------------- -------------- ---------------

       ---------------------------------- -------------- ---------------
       Vehicle units:
       ---------------------------------- -------------- ---------------
            Used vehicles                      12 %           20%
       ---------------------------------- -------------- ---------------
             New vehicles                      (4)%           19%
       ---------------------------------- -------------- ---------------
       Total                                   10 %           20%
       ================================== ============== ===============

The overall increase in retail sales is attributed to the 12 percent sales growth in comparable store used-unit sales, the three additional CarMax stores opened since the first quarter of fiscal 2002 and the slight increase in the average retail selling price for used vehicles. The comparable store new-unit sales decline was in line with the new-car industry's performance.


       ================================== ================================
                                                    1st Quarter
                Average Retail            --------------------------------
                Selling Prices                 FY03            FY02
       ---------------------------------- --------------- ----------------
       Used vehicles                          $15,500         $15,100
       ---------------------------------- --------------- ----------------
       New vehicles                           $23,000         $23,200
       ---------------------------------- --------------- ----------------
       Blended average                        $16,300         $16,200
       ================================== =============== ================




       ================================== ==============================
                                                   1st Quarter
                 Retail Vehicle           ------------------------------
                   Sales Mix                  FY03           FY02
       ---------------------------------- -------------- ---------------
       Vehicle dollars:
       ---------------------------------- -------------- ---------------
             Used vehicles                     85%            81%
       ---------------------------------- -------------- ---------------
            New vehicles                       15             19
       ---------------------------------- -------------- ---------------
       Total                                  100%           100%
       ---------------------------------- -------------- ---------------

       ---------------------------------- -------------- ---------------
       Vehicle units:
       ---------------------------------- -------------- ---------------
            Used vehicles                      89%            87%
       ---------------------------------- -------------- ---------------
            New vehicles                       11             13
       ---------------------------------- -------------- ---------------
       Total                                  100%           100%
       ================================== ============== ===============


Wholesale Vehicle Sales. Wholesale vehicle sales totaled $92.5 million in the first quarter of fiscal 2003, compared with $84.5 million in the same period last year. The increase was consistent with increased traffic at CarMax stores.

Other Sales and Revenues. Other sales and revenues include extended warranty revenues, service department sales and processing fees collected from consumers for the purchase of their vehicles at a CarMax retail location and totaled $39.0 million in the first quarter of fiscal 2003, compared with $33.5 million in the same period last year.

CarMax sells extended warranties on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, CarMax has no contractual liability to the customer. Extended warranty revenue was $16.7 million in the first quarter of fiscal 2003 and $13.5 million in the first quarter of fiscal 2002. The increase reflects improved penetration and strong sales growth for used cars, which achieve a higher extended warranty penetration rate than new cars.

Service sales were $15.5 million in the first quarter of fiscal 2003, compared with $13.9 million in the same period last year. The increase relates to the overall increase in CarMax's customer base.

Processing fees were $6.8 million in the first quarter of fiscal 2003, compared with $6.1 million in the same period last year. Consumers are assessed this fee when selling a vehicle to a CarMax retail location after the appraisal process. The increase was the result of increased traffic and increased consumer response to CarMax's vehicle purchase program.

Seasonality.  Our  operations,  in common with other  retailers in general,  are subject to seasonal influences. Historically, the CarMax business has experienced more of its net sales in the first half of the fiscal year. The net earnings of any quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Retail Stores. During the first quarter of fiscal 2003, CarMax integrated the new-car stand-alone Chrysler franchise in the Orlando, Fla., market with an existing CarMax superstore and opened a standard-sized superstore in the mid-sized market of Sacramento, Calif. CarMax expects to open four to five stores in the second half of the fiscal year, including entries into the Knoxville, Tenn., and Las Vegas, Nev., markets.

The following table provides detail on the CarMax retail stores:

      ====================================== ==================== =================== =================== ==================
                                                                                       Estimate Feb. 28,
                    Store Mix                   May 31, 2002         May 31, 2001            2003           Feb. 28, 2002
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Mega superstores                                13                  13                  13                  13
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Standard superstores                            18                  16                  20                  17
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Prototype satellite stores                       5                   4                   8                   5
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Co-located new-car stores                        2                   2                   2                   2
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Stand-alone new-car stores                       2                   5                   2                   3
      -------------------------------------- -------------------- ------------------- ------------------- ------------------
      Total                                           40                  40                  45                  40
      ====================================== ==================== =================== =================== ==================


Cost of Sales

Total gross profit margin for the CarMax Group was 11.8 percent of sales in the first quarter of both fiscal 2003 and fiscal 2002.

Retail Vehicle Gross Profit  Margin.  The retail vehicle gross profit margin was
9.9 percent in the first quarter of fiscal 2003 versus 10.0 percent for the same period last year. CarMax achieved its average per unit gross profit targets on used cars; however, the positive gross margin impact of a higher percentage of used cars in the mix was substantially offset by the higher average retails on used cars, which reduced the used-car margin on a percentage basis. The result was a retail vehicle gross profit margin that slightly declined in relation to last year's first quarter.

Wholesale Vehicle Gross Profit Margin. The wholesale vehicle gross profit margin was 6.7 percent in the first quarter of fiscal 2003, compared with 5.6 percent for the same period last year. Both the average wholesale cost and average wholesale sales price declined compared with the first quarter of fiscal 2002; however, the decrease in the average wholesale sales price was less than the decrease in the average wholesale cost.

Other Gross Profit Margin. The gross profit margin for other sales and revenues was 66.5 percent in the first quarter of fiscal 2003, compared with 68.1 percent for the same period last year.

Selling, General and Administrative Expenses

The selling, general and administrative expense ratio for the CarMax Group increased to 6.8 percent of sales in the first quarter of fiscal 2003 from 6.7 percent of sales for the same period last year. The higher expense ratio in this year's first quarter compared with last year's first quarter reflects expenses associated with geographic expansion and $1.9 million of one-time separation costs, partly offset by increased income from financing.

Finance Income. For the first quarter of fiscal 2003 and 2002, pretax finance income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                        Three Months Ended   Three Months Ended
     (Amounts in millions)                 May 31, 2002         May 31, 2001
     --------------------------------------------------------------------------
     Securitization income..........          $23.3                $18.4
     Payroll and fringe expenses....            1.7                  1.3
     Other direct expenses..........            1.7                  1.4
                                        ---------------------------------------
     Finance operation income.......           19.9                 15.7

     Third-party financing fees.....            4.2                  3.8
                                        ---------------------------------------
     Total finance income...........          $24.1                $19.5
                                        =======================================

Receivables generated by the CarMax finance operation are sold through securitization transactions. CarMax continues to service these receivables in exchange for a contractually specified servicing fee. For the quarter ended May 31, 2002 serviced receivables averaged $1.56 billion, compared to $1.28 billion for the period ended May 31, 2001.

For the CarMax Group, securitization income includes the gain on sale of receivables and other income related to servicing these receivables. CarMax recorded gains on sale of receivables totaling $15.6 million for the quarter ended May 31, 2002 compared to gains of $13.1 million for the period ended May 31, 2001. This change resulted from an increase in loan origination volume driven by increased sales. In recording these gains, management estimates key assumptions such as finance charge income, default rates, payment rates and discount rates appropriate for the type of asset and risk. If these assumptions change, or the actual results differ from the projected results, securitization income would be affected.

For the CarMax Group, finance operation income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll as well as retail store expenses. Direct expenses include collection expenses, rent and facility expenses and loan processing costs. Payroll, fringes and other direct expenses increased proportionately to the average managed receivable balance.

Fees received from arranging customer automobile financing through third parties increased by $0.4 million over the same period last year. The increase was a result of the total increase in retail vehicle sales.

Interest Expense

Interest expense for the CarMax Group declined to $1.0 million for the first quarter of fiscal 2003 from $2.6 million in the same period last year, reflecting both lower average debt levels and lower interest rates.

Income Taxes

The effective income tax rate increased to 39.5 percent for the first quarter of fiscal 2003 from 38.0 percent for the first quarter of fiscal 2002. The increase reflects the $1.9 million of one-time, non-tax-deductible costs associated with the proposed separation of CarMax from Circuit City Stores, Inc.

Net Earnings

The CarMax Group's first quarter fiscal 2003 net earnings rose 10 percent to $29.2 million from $26.6 million in the first quarter of fiscal 2002. First quarter fiscal 2003 earnings include $1.9 million of one-time, non-tax-deductible costs associated with the proposed separation of CarMax from Circuit City Stores. Excluding the one-time separation costs, net earnings increased 17 percent to $31.1 million.

In the first quarter of fiscal 2003, net earnings attributed to the CarMax Group Common Stock were $10.5 million compared with $6.8 million in the first quarter of last fiscal year. The remainder of the CarMax Group's net earnings was attributed to the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to the holders of Circuit City Group Common Stock.

Operations Outlook

For more than two years, CarMax has demonstrated that its consumer offer and business model can produce strong sales and earnings growth. At the beginning of fiscal 2002, CarMax announced that it would resume geographic growth, opening two superstores in fiscal 2002, four to six superstores in fiscal 2003 and six to eight stores in each of fiscal years 2004, 2005 and 2006. This expansion is proceeding as planned with four or five more used-car superstores scheduled to open during the second half of the fiscal year.

Comparable store used-unit sales growth drives CarMax's profitability. We currently anticipate that comparable store used-unit growth will most likely be in the low teens in the first half of fiscal 2003. For the second half of the fiscal year, we continue to expect used-unit comparable store growth in the high-single to low-double digits.

We expect fiscal 2003 to be a year of transition for CarMax as we ramp up the growth pace. Additional growth-related costs, such as training, recruiting and employee relocation for our new stores, and additional expenses expected in the second half if the planned separation is approved will moderate earnings growth, offsetting the expense leverage we would otherwise expect from used-unit comparable store growth. In addition, we had anticipated that interest rates would rise above the low levels experienced in fiscal 2002 resulting in reduced yield spreads from the CarMax finance operation throughout fiscal 2003. If the current favorable interest rate environment continues, CarMax may not experience the reduction in yield spreads that we originally anticipated.

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" for the estimated contribution of the CarMax business earnings attributed to the outstanding Carmax Group Common Stock in fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a review of recent accounting pronouncements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Operating Activities. In the first quarter of fiscal 2003, CarMax generated cash from operating activities of $9.1 million. In last year's first quarter, CarMax used cash of $19.1 million for operating activities. The improvement was primarily the result of CarMax's enhanced ability to better manage its inventory levels to meet sales demands.

Investing Activities. Net cash used in investing activities was $28.5 million in the first quarter of fiscal 2003, compared with $3.3 million in the first quarter of last year. The increase of $25.2 million reflects capital expenditures for geographic expansion.

Financing Activities. Net cash provided by financing activities was $77.5 million in the first quarter of fiscal 2003, compared with $24.1 million in the first quarter of last year. In the first quarter of fiscal 2003, CarMax entered into a $200 million credit agreement with DaimlerChrysler Services North America, LLC and Toyota Financial Services. This agreement, which is secured by vehicle inventory, includes a $100 million revolving loan commitment and a $100 million term loan commitment. The terms for both commitments are LIBOR-based and have initial two-year terms. As of May 31, 2002, the amount outstanding under this credit agreement was $100 million. CarMax anticipates that some of the proceeds from the agreement will be used for the repayment of allocated debt, the payment on the separation date of a one-time special dividend to Circuit City Stores of $28.4 million, the payment of transaction expenses incurred in connection with the separation and general corporate purposes.

In December 2001, CarMax entered into an $8.5 million secured promissory note in conjunction with the purchase of land for new store construction. This note, which is payable in August 2002, was included in short-term debt as of May 31, 2002. At May 31, 2002, a $100 million outstanding term loan due in July 2002 was classified as a current liability. Although the Company has the ability to refinance this debt, we intend to repay it using existing working capital.

At May 31, 2002, the Company allocated cash and cash equivalents of $61.4 million and debt of $165.1 million to the CarMax Group. Circuit City Stores maintains a $150 million unsecured revolving credit facility that expires on August 31, 2002. The Company does not anticipate renewing this facility. The Company also maintains $195 million in committed seasonal lines of credit that are renewed annually with various banks. At May 31, 2002, total balances of $2.4 million were outstanding under these facilities.

At May 31, 2002, the aggregate principal amount of securitized automobile loan receivables totaled $1.61 billion. During the second quarter of fiscal 2003, CarMax completed an asset securitization transaction totaling $512.6 million of automobile loan receivables. At May 31, 2002, the unused capacity of the automobile loan variable funding program was $115.0 million. At May 31, 2002, there were no provisions providing recourse to the Company for credit losses on the securitized automobile loan receivables. CarMax anticipates that it will be able to expand or enter into new securitization arrangements to meet the future needs of the automobile loan finance operation.

We expect that proceeds from the credit agreement secured by vehicle inventory, sale-leaseback transactions and cash generated by operations will be sufficient to fund capital expenditures of the CarMax business for the foreseeable future.



                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties, including, but not limited to, risks associated with plans to separate the CarMax business from Circuit City Stores, Inc. and create an independent, separately traded public company. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's Annual Report on Form 10-K for the year ended February 28, 2002, and the registration statement on Form S-4 filed by CarMax, Inc. (File No. 333-85240) related to the proposed separation.

                                     ITEM 3.

                    CARMAX GROUP QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


RECEIVABLES RISK

The Company manages the market risk associated with the automobile installment loan portfolio of CarMax's finance operation. A portion of this portfolio has been securitized in transactions accounted for as sales in accordance with SFAS No. 140 and, therefore, is not presented on the Group balance sheets.


Automobile Installment Loan Receivables. At May 31, 2002, and February 28, 2002, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital.

The total principal amount of receivables securitized or held for investment or sale as of May 31, 2002, and February 28, 2002, was as follows:


(Amounts in millions)                        May 31        Feb. 28
------------------------------------------------------------------

Fixed-rate securitizations................   $  979         $1,122
Floating-rate securitizations
   synthetically altered to fixed.........      634            413
Floating-rate securitizations.............        1              1
Held for investment(1)....................       18             12
Held for sale.............................        3              2
                                           -----------------------

Total.....................................   $1,635         $1,550
                                           =======================

(1) Held by a bankruptcy-remote special purpose subsidiary.

Interest Rate Exposure. Interest rate exposure relating to the securitized automobile loan receivables represents a market risk exposure that we manage with matched funding and interest rate swaps matched to projected payoffs. The Company does not anticipate significant market risk from swaps because they are used on a monthly basis to match funding costs to the use of the funding. Market risk is the exposure created by potential fluctuations in interest rates. Generally, changes only in interest rates do not have a material impact on the Company's results of operations.

Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 6 to the CarMax Group consolidated financial statements for a description of these items.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002, Kevin Smith, individually and on behalf of all others similarly situated, filed a complaint alleging federal securities law violations against the Company and W. Alan McCollough in the United States District Court for the Eastern District of Virginia, Richmond Division. On May 16, 2002 and May 29, 2002, the Company and Mr. McCollough were served with two additional complaints filed by Douglass Nichols and Patricia Beaupre, respectively, on behalf of themselves and all others similarly situated. Both complaints allege similar facts, assert similar claims and seek similar damages as those in the Smith case. The Company expects that the three cases will be consolidated. As in the Smith case, the Company believes that the allegations in these two additional cases are without merit and that the Company has substantial defenses to the claims alleged. As a result, the Company intends to defend these actions vigorously.


Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The annual meeting of the Company's shareholders was held June 18, 2002.

          (b)     (i)     At the annual meeting, the shareholders of the Company
                          elected Carolyn H. Byrd,  Michael T. Chalifoux,  Paula
                          G. Rosput and John W. Snow as directors for three-year terms. The elections were approved by the following votes:


=====================================================================

       Directors                     For                 Withheld
=====================================================================
Carolyn H. Byrd                  211,412,961            3,738,189
---------------------------------------------------------------------
Michael T. Chalifoux             211,454,813            3,696,337
---------------------------------------------------------------------
Paula G. Rosput                  211,426,074            3,725,076
---------------------------------------------------------------------
John W. Snow                     211,477,061            3,674,089
---------------------------------------------------------------------

                    (ii) At the annual meeting, the shareholders of the Company voted in favor of a shareholder proposal regarding the Company's shareholder rights plan. This proposal was approved by the following votes:


==============================================================================
                                                                     Broker
 Shareholder Proposal       For           Against       Abstain      Non-Votes
                       =======================================================
                        123,326,840     44,873,754     2,430,150    44,520,406
==============================================================================

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

                                (b) Articles of Amendment to the Amended and Restated Articles of Incorporation, effective April 28, 1998, filed as Exhibit 3(i)(b) to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended May 31, 1999 (File No. 1-5767), are expressly incorporated herein by this reference.

                                (c) Articles of Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 1999, filed as Exhibit 3(i)(c) to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended May 31, 1999 (File No. 1-5767), are expressly incorporated herein by this reference.



                       (3) (ii) Bylaws
                               (a) Bylaws of Circuit City Stores, Inc., as amended and restated June 18, 2002, filed herewith.

                       (10)     Material Contracts
                                (a)   Employee agreement between the Company and
                                      W.  Alan  McCollough  effective  March  1,
                                      2002, filed herewith.*

                                (b) Employee agreement between the Company and John W. Froman effective March 1, 2002, filed herewith.*

                                (c) Employee agreement between the Company and Michael T. Chalifoux effective March 1, 2002, filed herewith.*

                                (d) Employee agreement between the Company and Dennis J. Bowman effective March 1, 2002, filed herewith.*

                                (e)   Employee agreement between the Company and
                                      W. Austin Ligon  effective  March 1, 2002,
                                      filed as Exhibit 10.4 to the CarMax,  Inc.
                                      Form   S-4/Amendment   No.  2  (File   No.
                                      333-85240) is incorporated herein by this reference.*

                                (f) Credit Agreement, dated May 17, 2002, among CarMax Auto Superstores, Inc., CarMax, Inc., Various Financial Institutions and DaimlerChrysler Services North America LLC filed as Exhibit 10.11 to the CarMax, Inc. Form S-4/Amendment No. 2 (File No. 333-85240) is incorporated herein by this reference.

                                (g)   Security  Agreement,  dated May 17,  2002,
                                      among  CarMax  Auto   Superstores,   Inc.,
                                      various other debtors and  DaimlerChrysler
                                      Service North America LLC filed as Exhibit
                                      10.12   to   the   CarMax,    Inc.    Form
                                      S-4/Amendment No. 2 (File No. 333-85240) is incorporated herein by this reference.

                                (h) Guaranty, dated May 17, 2002, executed by certain CarMax subsidiaries in favor of DaimerChrysler North America LLC and the Lender Parties filed as Exhibit 10.13 to the CarMax, Inc. Form S-4/Amendment No. 2 (File No. 333-85240) is incorporated herein by this reference.

                                     *Management contracts,  compensatory  plans
                                      or arrangements of the Company required to be filed as an exhibit

              (b)      Reports on Form 8-K

                       The Company filed a Form 8-K on June 19, 2002, reporting that the Company had issued a press release reporting first quarter results for the Company, the Circuit City Group and the CarMax Group.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CIRCUIT CITY STORES, INC.




                             By:   s/ W. Alan McCollough
                                   --------------------------------------
                                   W. Alan McCollough
                                   Chairman, President and
                                   Chief Executive Officer



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




July 15, 2002