Form 10-K/A
period 2002-02-28
CIRCUIT CITY STORES INC
filed 2002-09-09
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [|X|]

         On April 30, 2002, the Company had outstanding 209,845,675 shares of Circuit City Group Common Stock and 37,030,117 shares of CarMax Group Common Stock. The aggregate market value of the common shares held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was $4,524,272,753 for the Circuit City Group and $1,092,388,452 for the CarMax Group based upon the closing price of these shares as reported by the New York Stock Exchange on April 30, 2002.

                                 Page 1 of 130

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K/A
Report: "Item One - Election of Directors," "Beneficial Ownership of Securities," "Compensation of Executive Officers," "Compensation of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

                                EXPLANATORY NOTE

         To reflect reclassifications of CarMax wholesale sales and additional disclosures relating to the Company's finance operations that were effective in the Form 10-Q, which was filed July 15, 2002, this amendment to the Company's Report on Form 10-K, which was filed May 28, 2002, is filed for the purpose of revising the disclosures contained in Part II, Items 6 through 8. The information in this amended report has not been otherwise updated to reflect events or developments since the Company's Report on Form 10-K was initially filed. Other sections of the report have been revised for the convenience of the reader and to cross reference the information included in the revised items. The reader is directed to the Company's more recent reports, including its report on Form 10-Q for the quarter ended May 31, 2002, for more current information.


                                TABLE OF CONTENTS
Item                                                                                                  Page

PART I

1.   Business                                                                                          3

2.   Properties                                                                                       12

3.   Legal Proceedings                                                                                14

4.   Submission of Matters to a Vote of Security Holders                                              14

     Executive Officers of the Company                                                                14

PART II


5.   Market for the Company's Common Equity and Related Stockholder Matters                           16

6.   Selected Financial Data                                                                          17

7.   Management's Discussion and Analysis of Results of Operations and Financial Condition            18

7a.  Quantitative and Qualitative Disclosures about Market Risk                                       56

8.   Financial Statements and Supplementary Data                                                      57

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            118


PART III


10.  Directors and Executive Officers of the Company                                                 118

11.  Executive Compensation                                                                          118

12.  Security Ownership of Certain Beneficial Owners and Management                                  118

13.  Certain Relationships and Related Transactions                                                  118

                                 Page 2 of 130

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 118



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

         Prior to fiscal year 2002, Circuit City sold major appliances. In fiscal year 2001, the Company announced plans to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. See "Appliance Exit" section below for further information.

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

         Suppliers. During fiscal 2002, Circuit City's 10 largest suppliers accounted for approximately 68 percent of merchandise purchased. Circuit City's major suppliers include Sony Electronics, Hewlett Packard, Compaq, Panasonic, JVC Company of America, Thomson Multimedia, Inc., Hitachi America LTD, Toshiba, Philips Computer Electronics and Universal Music and Video Distribution. Brand-name advertised products are sold by all of the Circuit City retail locations. Circuit City has no significant long-term contracts for the purchase of merchandise.

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

         CarMax plans to open 22 to 30 stores over the next four years. CarMax opened two superstores late in fiscal 2002, a standard-sized superstore in the new market of Greensboro, N.C., and a satellite superstore in the greater Chicago market. In April 2002, CarMax opened a standard-size superstore in Roseville, Calif., in the Sacramento market. CarMax intends to open an additional four or five superstores in fiscal 2003, including superstores in new mid-sized markets and additional satellite superstores in existing markets. CarMax expects to open six to eight new stores, including superstores and satellite superstores, in each of fiscal 2004, 2005 and 2006, depending upon market opportunities and management's comfort with sales and profitability projections.

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

         Under CarMax's hub-and-satellite strategy, a satellite superstore uses the reconditioning, purchasing and business office operations of a nearby full-sized hub superstore. The consumer offer is identical in both hub superstores and satellite superstores. These hub stores have service facilities that provide regular maintenance and warranty service typical of most new-car dealerships and also recondition all used vehicles prior to sale at both the hub superstore and any related satellite superstore. A prototypical satellite superstore operates on a five- to six-acre site with an approximately 14,000-square-foot facility. The satellite facility houses offices, a showroom and four to seven service bays for regular maintenance and warranty service.

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

         In fiscal 2001, CarMax refined its advertising approach by eliminating spending that research showed to be unprofitable and by increasing the efficiency of its television advertising. In fiscal 2002, CarMax continued to refine the advertising approach implemented in fiscal 2001. CarMax employs a targeted, high-frequency, low-cost-per-impression television strategy, coupled with more targeted newspaper advertising. Advertising expenditures were 1.3 percent of net sales and operating revenues in fiscal 2002, 1.6 percent in fiscal 2001 and 2.2 percent in fiscal 2000. CarMax's fiscal 2002, 2001 and 2000 advertising expense ratios reflect leverage from the total and comparable store sales increases and changes in media buying strategy.

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

                                 Page 12 of 130

         The following table summarizes the Company's Circuit City and CarMax retail units as of April 30, 2002:

                           Circuit City Group                              CarMax Group
                    --------------------------------      ------------------------------------------------
                                                                   Superstores
                                                          ------------------------------
                                 Express                                       Prototype     New
                     Superstores Stores         Total      Mega     Standard   Satellite     Car      Total
                     ----------- ------         -----      -------------------------------------      -----
Alabama                   7          -            7          -          -          -          -         -
Arizona                  10          1           11          -          -          -          -         -
Arkansas                  4          -            4          -          -          -          -         -
California               82          2           84          1          1          -          2         4
Colorado                 11          -           11          -          -          -          -         -
Connecticut               7          1            8          -          -          -          -         -
Delaware                  2          -            2          -          -          -          -         -
Florida                  46          -           46          3          3          -          1         7
Georgia                  21          2           23          1          2          -          -         3
Hawaii                    1          -            1          -          -          -          -         -
Idaho                     2          -            2          -          -          -          -         -
Illinois                 33          -           33          3          1          -          -         4
Indiana                  15          -           15          -          -          1          -         1
Kansas                    5          -            5          -          -          -          -         -
Kentucky                  6          -            6          -          -          -          -         -
Louisiana                 8          1            9          -          -          -          -         -
Maine                     2          -            2          -          -          -          -         -
Maryland                 16          -           16          1          1          1          1         4
Massachusetts            14          4           18          -          -          -          -         -
Michigan                 23          1           24          -          -          -          -         -
Minnesota                 9          1           10          -          -          -          -         -
Mississippi               3          -            3          -          -          -          -         -
Missouri                 11          -           11          -          -          -          -         -
Nebraska                  2          -            2          -          -          -          -         -
Nevada                    6          -            6          -          -          -          -         -
New Hampshire             5          1            6          -          -          -          -         -
New Jersey               13          -           13          -          -          -          -         -
New Mexico                1          -            1          -          -          -          -         -
New York                 29          -           29          -          -          -          -         -
North Carolina           18          1           19          -          3          -          -         3
Ohio                     27          2           29          -          -          -          -         -
Oklahoma                  4          -            4          -          -          -          -         -
Oregon                    8          -            8          -          -          -          -         -
Pennsylvania             26          1           27          -          -          -          -         -
Rhode Island              2          -            2          -          -          -          -         -
South Carolina            8          -            8          -          1          -          -         1
Tennessee                13          -           13          -          1          -          -         1
Texas                    48          -           48          4          3          2          -         9
Utah                      5          -            5          -          -          -          -         -
Vermont                   1          -            1          -          -          -          -         -
Virginia                 25          2           27          -          2          -          -         2
Washington               12          -           12          -          -          -          -         -
West Virginia             4          -            4          -          -          -          -         -
Wisconsin                 7          -            7          -          -          1          1         2
Wyoming                   1          -            1          -          -          -          -         -
                       ----------------------------------------------------------------------------------

                        603         20          623         13         18          5          5        41
                       ==================================================================================

                                 Page 13 of 130

         Of the stores open at April 30, 2002, the Company owns three Circuit City and three CarMax stores. The Company leases the remaining Circuit City and CarMax stores. During fiscal 2003, the Company anticipates entering into sale-leaseback transactions for all six of the Circuit City and CarMax store locations owned by the Company as of April 30, 2002.

         For information with respect to obligations for Circuit City leases, see Note 8 to the Circuit City Group Financial Statements on page 95 of this document. For information with respect to obligations for CarMax leases, see
Note 8 to the CarMax Group Financial Statements on page 113 of this document.

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

                                 Page 14 of 130


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

                                 Page 15 of 130

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

                                     Part II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.

         The common  stock of Circuit  City  Stores,  Inc.  includes two series:
Circuit City Stores, Inc. - Circuit City Group Common Stock and Circuit City Stores, Inc. - CarMax Group Common Stock. Both Group stocks are traded on the New York Stock Exchange. The quarterly dividend data shown below applies to the Circuit City Group Common Stock for the applicable periods. No dividend data is shown for the CarMax Group Common Stock since it pays no dividends at this time.

                                    Circuit City Group                                      CarMax Group
                 ---------------------------------------------------------       ---------------------------------
                     Market Price of Common Stock             Dividends             Market Price of Common Stock
                 ------------------------------------     ----------------       ---------------------------------
Fiscal                 2002                2001            2002     2001              2002                2001
------------------------------------------------------------------------------------------------------------------
Quarter           HIGH      LOW        HIGH      LOW                              HIGH      LOW       HIGH    LOW
------------------------------------------------------------------------------------------------------------------
1st............. $16.85   $10.34      $65.19   $37.25     $.0175   $.0175        $15.49  $ 4.70      $4.25   $1.56
2nd............. $20.25   $14.50      $56.63   $21.00     $.0175   $.0175        $20.50  $11.50      $4.88   $2.63
3rd............. $17.84   $ 9.55      $28.25   $11.56     $.0175   $.0175        $21.00  $ 9.20      $5.38   $3.38
4th............. $31.40   $16.08      $19.90   $ 8.69     $.0175   $.0175        $29.02  $19.35      $5.50   $3.69
                 -------------------------------------------------------------------------------------------------
Total...........                                          $.0700   $.0700
                                                          ===============


         As of April 30, 2002, there were 8,195 shareholders of record of the Circuit City Group Common Stock and 405 shareholders of record of the CarMax
Group Common Stock.

                                 Page 16 of 130

Item 6.  Selected Financial Data.

Reported Historical Information

(Amounts in thousands except per share data)                2002          2001           2000          1999          1998
----------------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues...................... $13,107,871    $13,205,087   $12,790,795    $10,942,887    $8,942,839
Earnings from continuing operations................... $   218,795    $   160,802   $   327,830    $   211,470    $  124,947
Loss from discontinued operations..................... $         -    $         -   $  (130,240)   $   (68,546)   $  (20,636)
Net earnings.......................................... $   218,795    $   160,802   $   197,590    $   142,924    $  104,311

Net earnings (loss) per share attributed to:

   Circuit City Group:
      Basic:
         Continuing operations........................ $      0.93    $      0.73   $      1.63    $      1.09    $     0.68
         Discontinued operations...................... $         -    $         -   $     (0.65)   $     (0.34)   $    (0.11)
         Net earnings................................. $      0.93    $      0.73   $      0.98    $      0.75    $     0.57
      Diluted:
         Continuing operations........................ $      0.92    $      0.73   $      1.60    $      1.08    $     0.67
         Discontinued operations...................... $         -    $         -   $     (0.64)   $     (0.34)   $    (0.10)
         Net earnings................................. $      0.92    $      0.73   $      0.96    $      0.74    $     0.57
   CarMax Group:
      Basic........................................... $      0.87    $      0.45   $      0.01    $     (0.24)   $    (0.35)
      Diluted......................................... $      0.82    $      0.43   $      0.01    $     (0.24)   $    (0.35)
Total assets.......................................... $ 4,539,386    $ 3,871,333   $ 3,955,348    $ 3,445,266    $3,231,701
Long-term debt, excluding current installments........ $    14,064    $   116,137   $   249,241    $   426,585    $  424,292
Deferred revenue and other liabilities................ $   149,269    $    92,165   $   130,020    $   112,085    $  145,107
Cash dividends per share paid on
   Circuit City Group Common Stock.................... $      0.07    $      0.07   $      0.07    $      0.07    $     0.07
                                                       =====================================================================

                                 Page 17 of 130

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

         As previously announced, CarMax, Inc. has filed a registration statement related to the proposed separation of the CarMax auto superstore business from the Circuit City consumer electronics business. The risk factors contained in that registration statement are incorporated by reference in
Exhibit 99 to this report and should be read in conjunction with the cautionary statements listed under "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 35 and 36 of this document.


                            CIRCUIT CITY STORES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         The common stock of Circuit City Stores, Inc. consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to reflect the performance of the Circuit City stores and related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The fiscal 2000 financial results for the Company and the Circuit City Group also include the Company's investment in Digital Video Express, which was discontinued. The CarMax Group Common Stock is intended to reflect the performance of the CarMax stores and related operations. The reserved CarMax Group shares are not outstanding CarMax Group Common Stock. The net earnings attributed to the reserved CarMax Group shares are included in the Circuit City Group's net earnings and per share calculations. These earnings are not included in the CarMax Group per share calculations.

         Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.1 percent of the total outstanding and reserved shares of CarMax Group Common Stock at February 28, 2002; 74.6 percent at February 28, 2001; and 74.7 percent at February 29, 2000. The reserved CarMax Group shares at February 28, 2002, reflect the effect of the public offering of CarMax Group Common Stock completed during the second quarter of fiscal 2002. Since both the attribution of earnings and the outstanding CarMax Group shares were adjusted to reflect the impact of this sale, the net earnings per CarMax Group share were not diluted by this transaction. Refer to the "Earnings from Continuing Operations" and "Financing Activities" sections below for further discussion of the public offering.

         On February 22, 2002, Circuit City Stores, Inc. announced that its board of directors had authorized management to initiate a process that would separate the CarMax auto superstore business from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., presently a wholly owned subsidiary of Circuit City Stores, Inc., would become an independent, separately traded public company. CarMax, Inc. holds substantially all of the businesses, assets and liabilities of the CarMax Group. The separation plan calls for Circuit City Stores, Inc. to redeem all outstanding shares of CarMax Group Common Stock in exchange for shares of common stock of CarMax, Inc. Simultaneously, shares of CarMax, Inc. common stock, representing the shares of CarMax Group Common Stock reserved for the holders of Circuit City Group Common Stock, would be distributed as a tax-free dividend to the holders of Circuit City Group Common Stock.

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

         Holders of Circuit City Group Common Stock and holders of CarMax Group Common Stock are shareholders of Circuit City Stores and as such are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. The discussion and analysis for Circuit City Stores, Inc. presented below should be read in conjunction with the discussion and analysis presented for each Group and in conjunction with all the Company's SEC filings.

Critical Accounting Policies

         In Management's Discussion and Analysis, we discuss the results of operations and financial condition as reflected in the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. Note 2 to the Company's consolidated financial statements includes a discussion of our significant accounting policies. The accounting policies discussed below are those we consider critical to an understanding of the Company's consolidated financial statements because their application places the most significant demands on our judgment. Our financial results might have been different if different assumptions had been used or other conditions had prevailed.

         Calculation of the Value of Retained Interests in Securitization Transactions

         The Company securitizes credit card and automobile loan receivables. The fair value of retained interests from securitization activities is based on the present value of expected future cash flows. The present value is determined by using management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk. These projections are derived from historical experience, projected economic trends and anticipated interest rates. Adjustments to one or more of these projections may have a material impact on the fair value of the retained interests. These projections may be affected by external factors, such as changes in the behavior patterns of our customers, changes in the strength of the economy and developments in the interest rate markets. Note 2(C) to the Company's consolidated financial statements includes a discussion of our accounting policies related to securitizations. Note 11 to the Company's consolidated financial statements includes a discussion of our credit card and automobile loan securitizations.

         Calculation of the Liability for Lease Termination Costs

         The Company accounts for lease termination costs in accordance with Emerging Issues Task Force No. 88-10, "Costs Associated with Lease Modification or Termination." The Company records a liability for remaining costs related to leased properties that are no longer used for operating purposes, reduced by any estimated sublease income. Inherent in the calculation are certain significant management estimates including, among others, vacancy periods and future sublease revenues. Fluctuations in the economy and in marketplace demand for commercial properties can result in material changes in the liability for lease termination costs. Note 2(H) to the Company's consolidated financial statements includes a discussion of our accounting policies related to leased properties that are no longer used for operating purposes.

Results of Operations

         Certain prior year amounts have been reclassified to conform to the current presentation. Wholesale sales have been reclassified and reported in net sales and operating revenues for all periods presented. In previous periods, wholesale sales were recorded as a reduction to total cost of sales. Note 2(S) to the Company's consolidated financial statements contains further discussion of the reclassifications.

         Net Sales and Operating Revenues

         Total sales for Circuit City Stores, Inc. decreased 1 percent in fiscal 2002 to $13.11 billion. In fiscal 2001, total sales increased 3 percent to $13.21 billion from $12.79 billion in fiscal 2000.

                Percent Sales Change From Prior Year

              Circuit City
              Stores, Inc.      Circuit City Group            CarMax Group

Fiscal          Total         Total     Comparable(1)     Total   Comparable(1)
-------------------------------------------------------------------------------
2002........     (1)%           (8)%        (10)%          28%         28 %
2001........      3 %           (1)%         (4)%          25%         17 %
2000........     17 %           13 %          8 %          37%          2 %
1999........     22 %           17 %          8 %          69%         (2)%
1998........     17 %           12 %         (1)%          50%          6 %

(1) Circuit City and CarMax stores are included in comparable store retail sales after the store has been open for a full year.

         Circuit City Group

         Total sales for the Circuit City Group decreased 8 percent in fiscal 2002 to $9.59 billion. In fiscal 2001, total sales decreased 1 percent to $10.46 billion from $10.60 billion in fiscal 2000. The fiscal 2002 total sales decline primarily reflects a 10 percent decline in comparable store sales, partly offset by the net addition of 10 Circuit City Superstores. In fiscal 2002, we opened 11 Superstores in existing markets, closed one Superstore and relocated eight Superstores. We also closed 15 mall-based Express stores. Excluding the major appliance category, from which we completed our exit in November 2000, comparable store sales declined 4 percent in fiscal 2002.

         Fiscal 2002 was marked by significant variation in sales performance between the first half and the second half of the year. As expected, the sales slowdown experienced in the latter part of fiscal 2001 continued in the first half of fiscal 2002, with comparable store sales declining 23 percent. The slowing economy, continued industry-wide weakness in personal desktop computer sales, declining average retail prices for many products and the absence of the major appliance business all contributed to lower first half sales. The sales declines moderated in the third quarter, and in the fourth quarter comparable store sales grew 6 percent in part because of the lessening impact of the exit from the appliance business and the seasonal upturn in categories, such as video game hardware, software and accessories; DVD software; PC software; and digital cameras, all of which were added or expanded following our exit from the appliance category. Throughout fiscal 2002, new technologies, better- featured consumer electronics and the new and expanded product selections produced solid comparable store sales growth. We believe our second half sales also benefited from new marketing, merchandising and customer service initiatives implemented earlier in the year. Inventory shortages and limited selections in some product categories following the strong holiday period limited sales growth in the last two months of the fiscal year.

         The fiscal 2001 total sales decline reflects a 4 percent decline in comparable store sales, partly offset by the net addition of 23 Superstores. In July 2000, spurred by a declining sales pace, expected increases in competition and the results of a product profitability analysis that indicated major appliances produced below-average profits, we announced plans to exit the major appliance business. We completed the exit and associated remerchandising of the appliance selling space in November 2000. Throughout fiscal 2001, we experienced significant variability in the comparable store sales pace, and sales softened substantially in the last two months of the fiscal year. We believe the variability reflected the slower consumer spending experienced by most retailers during the second half of the year, some disruption caused by the partial remodeling to remerchandise the appliance space, significant declines in average retail prices and industry-wide declines in desktop personal computer sales by year-end. Excluding the appliance category from fiscal 2001 and fiscal 2000 sales, comparable store sales rose 3 percent in fiscal 2001.

         In fiscal 2000 and fiscal 1999, Circuit City benefited from a period of renewed industry growth and product introductions. Industry growth was augmented by geographic expansion, with the net addition of 34 Superstores in fiscal 2000 and 37 Superstores in fiscal 1999. In fiscal 1998, a lack of significant consumer electronics product introductions resulted in weak industry sales, and so, geographic expansion was the primary contributor to our sales growth, with the net addition of 57 Superstores.


          Circuit City Percent of Merchandise Sales by Category

Fiscal                           2002    2001     2000     1999     1998
------------------------------------------------------------------------
Video........................     39%     35%      32%      31%      31%
Audio........................     15      16       16       17       18
Information Technology.......     34      35       33       32       30
Entertainment................     12       7        5        5        6
Appliances...................      -       7       14       15       15
                                ----------------------------------------
Total........................    100%    100%     100%     100%     100%
                                 =======================================

         In most states, Circuit City sells extended warranty programs on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, we have no contractual liability to the customer. In the three states where third-party warranty sales are not permitted, Circuit City sells an extended warranty for which we are the primary obligor. Gross dollar sales from all extended warranty programs were 5.1 percent of total sales of the Circuit City business in fiscal 2002 and fiscal 2001 and 5.4 percent in fiscal 2000. Total extended warranty revenue, which is reported in total sales, was 3.9 percent of sales in fiscal 2002, 4.0 percent in fiscal 2001 and 4.4 percent in fiscal 2000. The gross profit margins on products sold with extended warranties are higher than the gross profit margins on products sold without extended warranties. The decline in extended warranty sales as a percent of total sales since fiscal 2000 reflects the increased selection of products, such as entertainment software, for which extended warranties are not available. Third-party extended warranty revenue was 4.0 percent of total sales in fiscal 2002, 3.9 percent in fiscal 2001 and 4.1 percent in fiscal 2000.

      Circuit City Superstore Sales Per Total Square Foot

Fiscal
-------------------------------------------------------------
2002...................................................  $478
2001...................................................  $528
2000...................................................  $555
1999...................................................  $514
1998...................................................  $478


         At the end of fiscal 2002, total space for all Circuit City Superstores equaled 20,046,725 square feet and selling space equaled 11,755,124 square feet. At the end of fiscal 2001, total space equaled 19,706,588 square feet and selling space equaled 11,469,092 square feet. The decreases in sales per total square foot in fiscal 2002 and fiscal 2001 reflect the declines in comparable store sales in those years. The improvements in fiscal 1999 and fiscal 2000 were driven by comparable store sales growth in those years.


                          Circuit City Store Mix

                                     Retail Units at Year-End

Fiscal                        2002    2001     2000     1999     1998
---------------------------------------------------------------------
Superstores................   604      594      571      537      500
Circuit City Express.......    20       35       45       48       52
Electronics-only...........     -        -        -        2        4
                             ----------------------------------------
Total......................   624      629      616      587      556
                             ========================================

         CarMax Group

         Total sales for the CarMax Group increased 28 percent in fiscal 2002 to $3.52 billion. In fiscal 2001, total sales increased 25 percent to $2.75 billion from $2.19 billion in fiscal 2000.

         Retail Vehicle Sales. Retail vehicle sales for CarMax increased 28 percent in fiscal 2002 to $3.06 billion. In fiscal 2001, retail vehicle sales increased 23 percent to $2.39 billion from $1.93 billion in fiscal 2000. In fiscal 2002, used vehicle sales increased 29 percent to $2.50 billion. In fiscal 2001, used vehicle sales increased 26 percent to $1.93 billion from $1.53 billion in fiscal 2000. New vehicle sales in fiscal 2002 rose 23 percent to $559.9 million. In fiscal 2001, new vehicle sales were $456.9 million, up 14 percent over fiscal 2000 sales of $401.2 million. CarMax stores are included in comparable store retail sales after the store has been open for a full year.

         Comparable store vehicle dollar and unit sales for the years ended February 28, 2002 and 2001 and February 29, 2000 were as follows:


             CarMax Comparable Store Sales Change

 Fiscal                          2002       2001        2000
------------------------------------------------------------
Vehicle dollars:
   Used vehicles..............   30%        19%         (4)%
   New vehicles...............   24%         9%         50 %
Total.........................   28%        17%          2 %
Vehicle units:
   Used vehicles..............   24%        13%         (8)%
   New vehicles...............   21%         9%         49 %
Total.........................   23%        12%         (4)%


             CarMax Average Retail Selling Prices

Fiscal                              2002        2001      2000
----------------------------------------------------------------
Used vehicles.................    $15,100     $14,400    $13,700
New vehicles..................    $23,100     $22,600    $22,500
Blended average...............    $16,200     $15,500    $14,900

             CarMax Retail Vehicle Sales Mix

Fiscal                           2002       2001        2000
------------------------------------------------------------
Vehicle dollars:
   Used vehicles..............   82%         81%        79%
   New vehicles...............   18          19         21
                               -----------------------------
Total.........................  100%        100%       100%
                               ============================
Vehicle units:
   Used vehicles..............   87%         87%        86%
   New vehicles...............   13          13         14
                               -----------------------------
Total.........................  100%        100%       100%
                               ============================

         The fiscal 2002 used and new retail vehicle sales growth primarily resulted from a 28 percent increase in the comparable store vehicle dollar sales of the CarMax business. We opened two CarMax used-car superstores in fiscal 2002 during the last month of the fiscal year, and so they were not significant contributors to sales growth in fiscal 2002. The growth in comparable store vehicle dollar sales reflects increased store traffic that, combined with better in-store execution, resulted in comparable store unit sales growth for both used and new cars. We believe that the higher traffic levels were driven by the effectiveness of our marketing programs, carmax.com and word-of-mouth customer referrals. In addition, traffic was bolstered in October, November and December by cross-shopping from zero-percent financing incentive programs introduced by new-car manufacturers to counteract an industry-wide slowdown in new-car sales. New-car manufacturers returned to more conventional sales and financing incentives in January 2002. Increased average retail prices resulting from a higher mix of later-model used cars, luxury vehicles and sport utility vehicles and higher new-car average retail prices also contributed to the sales growth.

         In late February 2002, CarMax opened one standard-sized used-car superstore and one satellite used-car superstore. During fiscal 2002, CarMax also relinquished the franchise rights for one stand-alone new-car franchise and one new-car franchise that had been integrated with a used-car superstore and sold one new-car stand-alone franchise and one new-car franchise that had been integrated with a used-car superstore. Although new-car stores that are integrated or co-located with used-car superstores have performed at or above our expectations, the three remaining stand-alone new-car stores are still performing below our expectations. We intend to integrate or co-locate these stores with used-car superstores. We expect this integration or co-location to occur within the next fiscal year for the store located in Orlando, Fla., and we expect to co-locate the two remaining new-car stores, which are in Los Angeles, Calif., with one used-car superstore within the next two fiscal years.

         The fiscal 2001 used and new retail vehicle sales increase reflects a 17 percent increase in the comparable store vehicle dollar sales of the CarMax business, driven by higher-than-anticipated used-car sales, and the net addition of two used-car superstores, two prototype satellite stores and six new-car franchises since the end of fiscal 1999. The new stores and four of the franchises moved into the comparable store sales base throughout fiscal 2001. In fiscal 2001, CarMax also added two new-car franchises, integrating them with existing used-car superstores. We believe CarMax's fiscal 2001 sales performance primarily reflects the improved execution of the CarMax offer at individual stores, increased consumer awareness and use of carmax.com and the exit of CarMax's primary used-car superstore competitor late in fiscal 2000. We believe this competitor's exit from five multi-store markets helped eliminate consumer confusion over the two offers. CarMax's used-car comparable store vehicle dollar and unit sales growth has remained strong in all these CarMax markets since this competitor's exit from the used-car superstore business.

         Geographic expansion of CarMax used-car superstores and the addition of new-car franchises generated the retail sales growth in the first half of fiscal 2000 and, along with comparable store sales growth for the last two quarters and for the fiscal year, contributed to retail sales growth for the full year. During fiscal 2000, we opened two CarMax used-car superstores, two prototype satellite used-car superstores, five stand-alone new-car stores and one new-car franchise that was integrated with a used-car superstore. CarMax also converted one existing store into a satellite operation and relocated one new-car franchise next to a used-car superstore. In the second half of fiscal 2000, CarMax limited its geographic expansion to focus on building sales and profitability in existing markets.

                     CarMax Retail Stores

                                       Retail Stores at Year-End

Fiscal                                    2002    2001   2000
-------------------------------------------------------------
Mega superstores (1)...................    13      13     13
Standard superstores (2)...............    17      16     16
Prototype satellite superstores........     5       4      4
Co-located new-car stores (3)..........     2       2      2
Stand-alone new-car stores.............     3       5      5
                                           ------------------
Total..................................    40      40     40
                                           ==================

(1) Formerly "C" and "B" stores; 70,000 to 100,000 square feet.
(2) Formerly "A" stores; 40,000 to 60,000 square feet.
(3) Formerly included as "A" and "C" stores.

                    CarMax New-Car Franchises

                                           New-Car Franchises at Year-End

Fiscal                                         2002     2001     2000
---------------------------------------------------------------------
Integrated/co-located new-car franchises..      15       17        15
Stand-alone new-car franchises............       3        5         5
                                               -----------------------
Total.....................................      18       22        20
                                               =======================

         Wholesale Vehicle Sales. Total wholesale vehicle sales for CarMax were $325.6 million in fiscal 2002, $253.5 million in fiscal 2001 and $181.2 million in fiscal 2000. The increase in fiscal year 2002 was primarily due to an increase in customer traffic. The increase in fiscal 2001 was attributable to an increase in customer traffic and an increase in the average wholesale price per vehicle.

         Other Sales and Revenues. Other sales and revenues which include extended warranty revenues, service department sales and processing fees collected from consumers for the purchase of their vehicles at a CarMax retail location were $135.4 million in fiscal 2002, $108.3 million in fiscal 2001 and $76.8 million in fiscal 2000.

         CarMax sells extended warranties on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, CarMax has no contractual liability to the customer. Extended warranty revenue was $55.3 million in fiscal 2002, $45.0 million in fiscal 2001 and $33.5 million in fiscal 2000. The increase in extended warranty revenues over the three year period was due to increased vehicle sales. In addition to increased vehicle sales, the increase in fiscal 2001 was the result of increased warranty penetration. Used vehicles achieve a higher warranty penetration rate than new vehicles.

         Service sales were $55.9 million in fiscal 2002, $44.8 million in fiscal 2001 and $32.8 million in fiscal 2000. The increase in fiscal 2002 relates to an overall increase in retail vehicle sales while the increase in fiscal 2001 service sales was due to an overall increase in retail vehicle sales as well as an increased focus on retail service sales.

         Processing fees were $24.2 million in fiscal 2002, $18.5 million in fiscal 2001 and $10.5 million in fiscal 2000. Consumers are assessed this fee when selling a vehicle to a CarMax retail location after the appraisal process. The increase in fiscal 2002 was the result of increased traffic, increased consumer response to CarMax's vehicle purchase program and an increase in the fee amount. The increase in fiscal 2001 was directly attributable to a full year of processing fees after the mid-year introduction of the fee in fiscal 2000 and increased traffic and consumer response.

         Impact of Inflation

         Inflation has not been a significant contributor to the Company's results. For the Circuit City business, average retail prices have declined in many of Circuit City's product categories during the past three years. Although product introductions could help reverse this trend in selected areas, we expect no significant short-term change overall. Because we purchase substantially all products sold in Circuit City stores in U.S. dollars, prices are not directly impacted by the value of the dollar in relation to foreign currencies.

         For the CarMax business, profitability is based on achieving specific gross profit dollars per vehicle rather than on average retail prices. Because the wholesale market generally adjusts to reflect retail price trends, we believe that if the stores meet inventory turn objectives, then changes in average retail prices will have only a short-term impact on the gross margin and thus profitability.

         Cost of Sales, Buying and Warehousing

         For the Company, the gross profit margin was 20.8 percent in fiscal 2002, compared with 21.2 percent in fiscal 2001 and 22.4 percent in fiscal 2000. The fiscal 2002 gross profit margin includes higher gross profit margins for the Circuit City business and lower gross profit margins for the CarMax business, compared with fiscal 2001. The lower gross profit margin of the CarMax business relative to the Circuit City business and the increased sales contribution from CarMax reduced the Company's overall gross profit margin. Excluding the appliance exit costs and the appliance merchandise markdowns incurred by the Circuit City business in fiscal 2002 and fiscal 2001, the Company's gross profit margin would have been 20.9 percent in fiscal 2002 and 21.4 percent in fiscal 2001.

         Circuit City Group

         For the Circuit City business, the gross profit margin was 24.3 percent in fiscal 2002, 23.6 percent in fiscal 2001 and 24.7 percent in fiscal 2000. The fiscal 2001 gross profit margin was reduced by costs of $28.3 million and merchandise markdowns of $28.0 million associated with the exit from the appliance business. The appliance exit costs included lease terminations, employee severance, fixed-asset impairment and other related costs. The fiscal 2002 gross profit margin was reduced by additional lease termination costs of $10.0 million related to the exit from the appliance business. In the fourth quarter of fiscal year 2002, we increased our liability for lease termination costs related to the appliance exit because of the weakening in the economy and in marketplace demand for commercial properties during the year. Excluding the appliance exit costs and the appliance merchandise markdowns, the gross profit margin would have been 24.4 percent in fiscal 2002 and 24.1 percent in fiscal 2001.

         The improvement in the gross profit margin in fiscal 2002 reflected solid sales growth in new and better-featured products, which generally carry higher-than-average gross profit margins, and the reduction in personal computer sales, which carry lower-than-average gross profit margins. In fiscal 2001, the decline in the gross profit margin reflected significantly lower appliance gross profit margins prior to the announced plans to exit that business and a merchandise mix that included a high percentage of traditional products that carry lower gross profit margins. The decline was partly offset by lower personal computer sales and continued double-digit sales growth in new technologies and in higher margin categories where selection was expanded as part of the exit from the appliance business.

         CarMax Group

         For the CarMax business, total gross profit margin was 11.5 percent in fiscal 2002, 12.0 percent in fiscal 2001 and 11.0 percent in fiscal 2000.

         Retail Vehicle Gross Profit Margin. The gross profit margin for retail vehicle sales was 9.7 percent in fiscal 2002, 10.2 percent in fiscal 2001 and
9.8 percent in fiscal 2000. Used vehicle gross margins were 10.9 percent in fiscal 2002, 11.4 percent in fiscal 2001 and 11.1 percent in fiscal 2000. New vehicle gross margins for this same period were 4.5 percent, 5.1 percent and 4.7 percent, respectively. Although CarMax achieved its specific used vehicle gross profit dollar targets per vehicle, increased average retail prices resulting from a higher mix of later-model used cars, luxury vehicles and sport utility vehicles generated the decline in gross profit as a percentage of sales in fiscal 2002. Used vehicle gross profit dollars are similar across makes and models. Consequently, the gross profit on a higher-priced used vehicle is a lower percentage of the retail selling price than on a more modestly priced vehicle. In fiscal 2002, the new vehicle gross margin decrease was attributable to increases in average retail prices along with a more competitive marketplace. In fiscal 2001, strong inventory management throughout the year, especially during the second half when the model-year transition occurs in the new-car industry, contributed to a higher gross margin on used and new vehicles.

         Wholesale Vehicle Gross Profit Margin. The gross profit margin for wholesale sales was 5.6 percent in fiscal 2002, 6.5 percent in fiscal 2001 and
3.3 percent in fiscal 2000. The gross profit margin was relatively stable from fiscal 2001 to fiscal 2002. The increase in gross profit margin in fiscal 2001 was due to an increase in the average gross profit margin dollars per vehicle and to additional auction fees charged to purchasers of wholesale vehicles.

         Other Gross Profit Margin. Gross margin for other sales and revenues was 64.6 percent in both fiscal 2002 and 2001 and 59.2 percent in fiscal 2000. The increase in fiscal 2001 resulted from the addition of processing fees and an increased focus on retail service.

         Selling, General and Administrative Expenses

         For the Company, selling, general and administrative expenses were 18.1 percent of sales in fiscal 2002, compared with 19.0 percent in fiscal 2001 and
18.1 percent in fiscal 2000. Interest income is recorded as a reduction to selling, general and administrative expenses.

         Circuit City Group

         For the Circuit City business, selling, general and administrative expenses were 22.1 percent of sales in fiscal 2002, compared with 21.7 percent in fiscal 2001 and 19.6 percent in fiscal 2000.

         The fiscal 2002 expenses included $19.3 million for store remodeling and relocation. In fiscal 2002, we continued to conduct a number of remodeling and remerchandising tests to determine how we can efficiently and effectively upgrade the Circuit City Superstore base. During the year, we fully remodeled 24 Circuit City Superstores, including 10 stores in the Chicago, Ill., market and two stores in Virginia, and completed a less costly remodel in 12 stores in the Washington, D.C., and Baltimore, Md., markets. We also relocated eight Superstores during fiscal 2002. In addition, we tested individual department remodels and display changes in a smaller set of stores. The fiscal 2001 expenses included $41.9 million in remodeling costs, $30.0 million in partial remodeling costs associated with the exit from the appliance business and $5.0 million in severance costs related to a workforce reduction. Excluding these costs and the estimated fiscal 2001 sales disruption during the seven to 10 days of partial remodeling for each store, the expense ratio would have been 21.9 percent in fiscal 2002 and 20.9 percent in fiscal 2001.

         The fiscal 2002 rise in the expense ratio reflects the 8 percent decline in total sales. However, selling, general and administrative expenses declined by $92.5 million during this period, exclusive of the remodeling, relocation and severance costs, reflecting cost control and productivity initiatives, including more efficient advertising expenditures. Advertising expense was 3.8 percent of sales in fiscal 2002, 4.0 percent in fiscal 2001 and
3.7 percent in fiscal 2000. An increased contribution from the finance operation also reduced net selling, general and administrative expenses in fiscal 2002.

         Increased expenses and the decline in sales produced the expense ratio rise in fiscal 2001. In addition to the remodeling and severance costs previously noted, fiscal 2001 selling, general and administrative costs included a higher level of advertising costs than in the prior fiscal year.

         Finance Operation. For the past three years, pretax finance operation income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                                 Years Ended February 28 or 29
(Amounts in millions)                             2002        2001        2000
--------------------------------------------------------------------------------

Securitization income.......................     $226.5      $198.8      $242.2
Payroll and fringe expenses.................       41.6        43.0        46.8
Other direct expenses.......................       78.7        79.0        94.0
                                                 ------------------------------
Finance operation income....................     $106.2      $ 76.8      $101.4
                                                 ==============================

         Receivables generated by the Circuit City finance operation are sold through securitization transactions. Circuit City continues to service the securitized receivables for a fee. For the year ended February 28, 2002, serviced receivables averaged $2.65 billion compared to $2.72 billion for the year ended February 28, 2001. Included in securitization income is the gain on the sale of these receivables and other income related to servicing these receivables. Future finance income from securitized credit card receivables that exceeds the sum of the contractually specified investor returns and servicing fees (interest-only strips) is carried at fair value and amounted to $131.9 million at February 28, 2002, and $131.0 million at February 28, 2001. The change in the interest-only strips for securitization transactions was a $0.9 million increase for fiscal 2002 and a $5.7 million decrease for fiscal 2001.

         The key assumptions and estimates in determining the fair value of interest-only strips include management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk. Management reviews the assumptions and estimates used in determining the fair value of the interest-only strips on a quarterly basis. If these assumptions change or the actual results differ from the projected results, securitization income would be affected. The decrease for the year ended February 28, 2001 was primarily the result of an increase in the default assumption. During months of increasing interest rates, the securitization trusts experience reduced spreads between interest received and interest paid due to the time lag between Federal Reserve actions and when the rate increases can be passed on and collected from credit card holders. This is the case when interest rate ceilings are not in effect for cardholders. The reverse is true during periods of decreasing rates.

         The reduction in securitization income from fiscal 2000 to fiscal 2001 was the result of a decrease in the fair value of the interest-only strips of $5.7 million for fiscal 2001 compared with a $10.0 million increase for fiscal 2000, and an increase in interest costs of the securitization trusts. From fiscal 2001 to fiscal 2002, the increase in securitization income was the result of a reduction in interest costs, which was partially offset by an increase in defaults.

         From fiscal 2000 to fiscal 2001 other direct expenses declined by $15.0 million, largely as a result of implementing new collection strategies that allowed the finance operation to reduce payroll costs, at the same time, significantly reducing reliance on third party collection agencies. Payroll expenses generally vary with the size of the serviced portfolio, and decreased only slightly in fiscal 2002 and in fiscal 2001. For the Circuit City Group, the finance operation income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury, and executive payroll as well as retail store expenses. Other direct expenses, which did not change significantly in fiscal 2002 from fiscal 2001, include third party data processing, rent, credit promotion expenses, VISA and MasterCard fees, and other operating expenses.

         CarMax Group

         For the CarMax business, selling, general and administrative expenses were 7.2 percent of total sales in fiscal 2002, 8.9 percent in fiscal 2001 and
10.4 percent in fiscal 2000.

         The improvement in the fiscal 2002 expense ratio reflects significant expense leverage generated by strong comparable store sales growth and continued expense management, particularly of non-store expenses, the benefit of which more than offset higher second half expenses related to renewed geographic expansion. In addition, a lower cost of funds increased yield spreads and contributed to higher profits from the finance operation in fiscal 2002. The decline in the fiscal 2001 expense ratio reflects leverage from strong comparable store sales growth, more efficient advertising expenditures and overall improvements in store productivity, including those achieved through the hub-and-satellite operating strategy that we adopted in multi-store markets. Advertising expense was 1.3 percent of total sales in fiscal 2002, 1.6 percent in fiscal 2001 and 2.2 percent in fiscal 2000.

         In fiscal 2001, the improvement in the expense ratio was partly offset by an $8.7 million write-off of goodwill associated with two underperforming stand-alone new-car franchises. Excluding these costs, the fiscal 2001 expense ratio would have been 8.6 percent. The fiscal 2000 expense ratio reflects $4.8 million in charges related to lease termination costs on undeveloped property and a write-down of assets associated with excess property for sale. Excluding these costs, the fiscal 2000 expense ratio would have been 10.2 percent.

         Finance Income. For the past three years, pretax finance income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                                Years Ended February 28 or 29
(Amounts in millions)                            2002       2001       2000
----------------------------------------------------------------------------

Securitization income.......................     $78.1      $51.5      $36.8
Payroll and fringe expenses.................       5.7        4.2        3.4
Other direct expenses.......................       5.9        4.5        3.4
                                                ----------------------------
Finance operation income....................      66.5       42.8       30.0

Third-party financing fees..................      15.7       11.5        9.8
                                                ----------------------------

Total finance income........................     $82.2      $54.3      $39.8
                                                ============================

         Receivables generated by the CarMax finance operation are sold through securitization transactions. CarMax continues to service these receivables in exchange for a contractually specified servicing fee. For the year ended February 28, 2002, serviced receivables averaged $1.37 billion compared with $1.07 billion for the year ended February 28, 2001, and $755.9 million for the year ended February 29, 2000.

         For the CarMax Group, securitization income includes gains on sale of receivables and other income related to servicing these receivables. For the year ended February 28, 2002, CarMax recorded gains on sale of $56.4 million compared with $35.4 million for the year ended February 28, 2001, and $17.5 million for the year ended February 29, 2000. The changes from year to year result from an increase in loan origination volume driven by increased sales each year and increases in yield on the serviced receivables. In recording these gains, management estimates key assumptions such as finance charge income, default rates, payment rates and discount rates appropriate for the type of asset and risk. If these assumptions change, or the actual results differ from the projected results, securitization income would be affected.

         Direct expenses include collection expenses, rent and facility expenses and loan processing costs. On a year to year basis, payroll, fringes and other direct expenses increased proportionately to the average managed receivable balance. For the CarMax Group, finance operation income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll as well as retail store expenses.

         Fees received from arranging customer automobile financing through third parties were $15.7 million for the year ended February 28, 2002, $11.5 million for the year ended February 28, 2001, and $9.8 million for the year ended February 29, 2000. The change on a year to year basis was a result of the total increase in retail vehicle sales over the three-year period.

         Interest Expense

         Interest expense was less than 0.1 percent of total sales in fiscal 2002, 0.1 percent in fiscal 2001 and 0.2 percent in fiscal 2000. The fiscal 2002 decline in the interest expense ratio reflects a decline in total debt of the Company and lower interest rates. Refer to the "Financing Activities" section below for further information on changes in debt.

         Income Taxes

         The effective income tax rate was 38.0 percent in fiscal 2002, fiscal 2001 and fiscal 2000.

         Earnings from Continuing Operations

         Earnings from continuing operations for Circuit City Stores, Inc. were $218.8 million in fiscal 2002, compared with $160.8 million in fiscal 2001 and $327.8 million in fiscal 2000. Increased earnings posted by both the Circuit City and CarMax businesses drove the fiscal 2002 improvement. The decline in fiscal 2001 reflects the lower earnings for the Circuit City business, partly offset by the increased earnings achieved by the CarMax business.

         In a public offering completed during the second quarter of fiscal 2002, the Company sold 9,516,800 shares of CarMax Group Common Stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. With the impact of the offering,
69.2 percent of the CarMax Group's earnings were attributed to the Circuit City Group's reserved CarMax Group shares in fiscal 2002. In fiscal 2001, 74.6 percent of the CarMax Group's earnings were attributed to the Circuit City Group's reserved CarMax Group shares, and in fiscal 2000, 77.1 percent of the CarMax Group's earnings were attributed to the Circuit City Group's reserved CarMax Group shares.

         Circuit City Group

         For the Circuit City business, earnings from continuing operations before the income attributed to the reserved CarMax Group shares were $128.0 million, or 62 cents per Circuit City Group share, in fiscal 2002, compared with $115.2 million, or 56 cents per Circuit City Group share, in fiscal 2001 and $326.7 million, or $1.60 per Circuit City Group share, in fiscal 2000. Excluding in fiscal 2002 the remodel and relocation expenses and lease termination costs related to the appliance exit, and in fiscal 2001 the estimated sales disruption during the seven to 10 days of partial remodeling, appliance exit costs, appliance merchandise markdowns, remodel and relocation expenses and severance costs related to the workforce reduction, earnings from continuing operations before the income attributed to the reserved CarMax Group shares would have been $146.2 million, or 71 cents per Circuit City Group share, in fiscal 2002 and $205.1 million, or $1.00 per Circuit City Group share, in fiscal 2001.

         The net earnings attributed to the Circuit City Group's reserved CarMax Group shares were $62.8 million, or 30 cents per Circuit City Group share, in fiscal 2002, compared with $34.0 million, or 17 cents per Circuit City Group share, in fiscal 2001 and $862,000 in fiscal 2000.

         Earnings from continuing operations attributed to the Circuit City Group, including income attributed to the reserved CarMax Group shares, were $190.8 million, or 92 cents per Circuit City Group share, in fiscal 2002; $149.2 million, or 73 cents per Circuit City Group share, in fiscal 2001; and $327.6 million, or $1.60 per Circuit City Group share, in fiscal 2000.

 Circuit City Group Diluted Earnings per Share from Continuing Operations

Fiscal                                            2002      2001     2000
---------------------------------------------------------------------------
Circuit City business.......................    $  0.71    $ 1.00    $1.60
Impact of appliance exit costs..............      (0.03)    (0.09)       -
Impact of appliance merchandise
   markdowns(1).............................       -        (0.08)       -
Impact of partial remodel costs(2)..........       -        (0.09)       -
Impact of estimated sales disruption........       -        (0.03)       -
Impact of remodel and relocation costs(2)...      (0.06)    (0.13)       -
Impact of workforce reduction costs(2)......       -        (0.02)       -
Reserved CarMax Group shares................       0.30      0.17        -
                                                 --------------------------
Circuit City Group..........................     $  0.92  $  0.73     $1.60
                                                 ==========================

(1) Reflected as a reduction in gross profit margins.
(2) Reflected as an increase in selling, general and administrative expenses.

         CarMax Group

         For the CarMax business, net earnings were $90.8 million in fiscal 2002, $45.6 million in fiscal 2001 and $1.1 million in fiscal 2000. Excluding the write-off of goodwill, net earnings would have been $51.0 million in fiscal 2001. Excluding lease termination costs and the write-down of assets, net earnings would have been $4.1 million in fiscal 2000. Net earnings attributed to the outstanding CarMax Group Common Stock were $28.0 million, or 82 cents per share, in fiscal 2002; $11.6 million, or 43 cents per share, in fiscal 2001; and $256,000, or 1 cent per share, in fiscal 2000. The net earnings attributed to the outstanding CarMax Group Common Stock grew faster than total net earnings and net earnings per outstanding CarMax Group share because of the impact of the public offering of CarMax Group shares during the second quarter of fiscal 2002.

         Loss from Discontinued Operations

         On June 16, 1999, Digital Video Express announced that it would cease marketing of the Divx home video system and discontinue operations, but existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after tax, on the Company's consolidated statement of earnings for fiscal 2000.

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

         As of February 28, 2002, entities comprising the discontinued Divx operations have been dissolved. The remaining liabilities, totaling $18.5 million, have been assumed by the Company and are included in the consolidated balance sheet.

         Net Earnings

         Net earnings for the Company were $218.8 million in fiscal 2002, $160.8 million in fiscal 2001 and $197.6 million in fiscal 2000.

Operations Outlook

         Circuit City Group

         We believe that increased consumer interest in products and services such as big-screen televisions, including digital televisions, plasma televisions and liquid-crystal display panels; multi-channel video programming devices; digital imaging; wireless communications; and Broadband Internet access will drive profitability in the consumer electronics business during this decade. For that reason, we are focusing significant resources on store remodeling, sales counselor training, customer service enhancements, marketing programs and supply chain initiatives to take advantage of the growth opportunities these products provide and thus improve the sales and profitability of the Circuit City business.

         Over the past two years, we have experimented with several remodel designs and product category tests to expand the benefits of the new Circuit City store design to the existing store base. In fiscal 2003, we plan to draw on these remodel and product category tests to roll out a remodeled video department and lighting upgrade to approximately 300 Circuit City Superstores, spending an average of $325,000 to $350,000 per store. We believe that rolling out this remodeled department will enable us to increase Circuit City's market share in the growing and highly profitable big-screen television category and further solidify our position in the overall video category. The Consumer Electronics Association projects that big-screen television sales will grow at a double-digit rate in calendar 2002. The fiscal 2003 remodeling plan will allow us to touch a large number of Circuit City Superstores in a manner that has significant potential for incremental benefit, while minimizing the disruptive impact of the remodeling process. We expect the remodeling activities will take approximately two weeks to complete in each store. We will continue testing design ideas for other departments in the Circuit City Superstores. We also plan to relocate approximately 10 Circuit City Superstores in fiscal 2003. In fiscal 2003, we expect Circuit City expenditures for remodeling and relocations to total approximately $130 million, of which we expect to capitalize approximately $70 million and expense approximately $60 million, or 18 cents per Circuit City Group share. We plan to continue improving the Circuit City store base in fiscal 2004 and fiscal 2005 by completing the remodel of these 300 stores and by relocating additional stores to provide a shopping experience that we believe is more consistent with the preferences of today's consumer.

         With existing Circuit City initiatives, additional efforts to enhance the business and a relatively stable economy, we believe Circuit City can achieve comparable store sales growth in the mid-single digits for fiscal 2003. We expect that categories where we expanded selections following the exit from the appliance business and categories, such as big-screen televisions, that are benefiting from digital product innovation, will contribute to this growth. We plan to open approximately 10 Superstores in fiscal 2003. Given our presence in virtually all of the nation's top metropolitan markets, new Superstores are being added in one- or two-store markets or to increase our presence in existing major markets. Because of the limited planned geographic expansion, we expect total Circuit City sales growth to only slightly exceed comparable store sales growth. We expect relatively stable Circuit City gross profit margins in fiscal 2003. We also expect a modest increase in the Circuit City expense ratio in fiscal 2003, despite the anticipated increase in comparable store sales. Planned increases in remodeling and relocation expenses, advertising and systems enhancements are among the anticipated contributors to the higher expense ratio. For the full year, we expect the fiscal 2003 profit contribution from Circuit City's finance operation to be similar to the contribution in fiscal 2002.

         We currently expect the Circuit City business will contribute 75 cents per share to 85 cents per share to the earnings of the Circuit City Group in fiscal 2003, before remodeling and relocation expenses. Including these expenses, we expect the Circuit City business will contribute 57 cents per share to 67 cents per share to the earnings of the Circuit City Group.

         CarMax Group

         Over the past two years, CarMax has demonstrated that its consumer offer and business model can produce strong sales and earnings growth. Given its solid financial performance, we believe CarMax is able to support its growth independently.

         In fiscal 2003, CarMax's geographic expansion will continue to focus on entries into mid-sized markets and satellite store opportunities in existing markets. We have identified more than 30 additional markets that could support a standard superstore, the principal CarMax store size going forward. We also believe that we can add approximately 10 satellite stores in CarMax's existing markets. In fiscal 2003, CarMax plans to open four to six stores, approximately one half of which are expected to be satellite stores.

         We believe comparable store used-car unit sales growth, which drives our profitability, will be in the low to mid-teens in the first half of fiscal 2003, moderating to high-single to low-double digits in the second half. Fiscal 2003 will be a year of transition for CarMax as it ramps up its growth pace. Additional growth-related costs such as training, recruiting and employee relocation for our new stores will moderate earnings growth. In addition, we anticipate a reduction in yield spreads from the CarMax finance operation as interest rates rise above the low levels experienced in fiscal 2002. Our earnings expectations for CarMax also include preliminary estimates of expenses expected to be incurred in the second half of fiscal 2003 if the planned separation is approved. We expect the expense leverage improvement achieved from total and comparable store sales growth to be substantially offset by these three factors. As a result, we anticipate earnings per CarMax Group share of 95 cents to $1.00 for fiscal 2003, excluding the non-recurring costs of separation, which are not tax-deductible and are estimated to be approximately $8 million, or 8 cents per CarMax Group share.

         We plan to open six to eight CarMax stores per year in fiscal 2004 through fiscal 2006, including openings in mid-sized markets and satellite stores in existing markets.

Recent Accounting Pronouncements

         In July 2000, the Financial Accounting Standards Board issued EITF No. 00-14, "Accounting for Certain Sales Incentives," which is effective for fiscal quarters beginning after December 15, 2001. EITF No. 00-14 provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. The Company offers certain mail-in rebates that are currently recorded in cost of sales, buying and warehousing. However, in the first quarter of fiscal 2003, the Company expects to reclassify these rebate expenses from cost of sales, buying and warehousing to net sales and operating revenues to be in compliance with EITF No. 00-14. On a pro forma basis, this reclassification would have increased the fiscal 2002 Circuit City Stores, Inc. gross profit margin by 12 basis points and the expense ratio by 10 basis points. For fiscal 2001, this reclassification would have increased the gross profit margin and the expense ratio by 20 basis points. For the Circuit City Group, this reclassification would have increased the gross profit margin by 18 basis points and the expense ratio by 17 basis points in fiscal 2002, and the gross profit margin by 29 basis points and the expense ratio by 27 basis points in fiscal 2001. The Company does not expect the adoption of EITF No. 00-14 to have a material impact on its financial position, results of operations or cash flows.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, the pooling of interests method of accounting for business combinations is eliminated, requiring that all business combinations initiated after the effective date be accounted for using the purchase method. Also under SFAS No. 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. Other intangible assets that are identified to have finite useful lives will continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and will be subject to review when events or circumstances arise which indicate impairment. For the CarMax Group, goodwill totaled $20.1 million and covenants not to compete totaled $1.5 million as of February 28, 2002. In fiscal 2002, goodwill amortization totaled $1.8 million, and amortization of covenants not to compete totaled $931,000. Covenants not to compete will continue to be amortized on a straight-line basis over the life of the covenant, not to exceed five years. Application of the nonamortization provisions of SFAS No. 142 in fiscal 2003 is not expected to have a material impact on the financial position, results of operations or cash flows of the Company. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill, as outlined in the new pronouncement. Based on preliminary estimates, as well as ongoing periodic assessments of goodwill, the Company does not expect to recognize any material impairment losses from these tests.

         In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt the provisions in the first quarter of fiscal 2003. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position, results of operations or cash flows.

Financial Condition

         Liquidity and Capital Resources

                           Cash Flow Highlights

                                               Years Ended February 28 or 29

(Amounts in millions)                            2002       2001      2000
----------------------------------------------------------------------------
Net earnings from continuing operations.....   $ 218.8    $ 160.8   $  327.8
Depreciation and amortization...............   $ 150.7    $ 153.1   $  148.2
Provision for deferred income taxes.........   $  31.2    $  19.8   $   43.1
Cash provided by (used for)
   working capital, net.....................   $ 336.7    $(165.7)  $  122.4
Cash provided by operating activities.......   $ 837.2    $ 167.1   $  638.3
Purchases of property and equipment.........   $(214.0)   $(285.6)  $ (222.3)
Proceeds from sales of property
   and equipment, net.......................   $ 187.4    $ 115.7   $  100.2
Net decrease in short-term and
   long-term debt...........................   $(123.4)   $(179.9)  $   (7.7)
Proceeds from CarMax stock
   offering, net............................   $ 139.5          -          -


         Cash Provided By Operations. Circuit City Stores generated net cash from operating activities of $837.2 million in fiscal 2002, compared with $167.1 million in fiscal 2001 and $638.3 million in fiscal 2000. The fiscal 2002 improvement primarily resulted from working capital efficiencies and a $58.0 million increase in net earnings. Improved supply chain management in the Circuit City business contributed to a $192.0 million reduction in working capital used for inventories in fiscal 2002 compared with fiscal 2001. Increases in accounts payable, accrued expenses and other current liabilities, and accrued income taxes reduced working capital by an additional $401.0 million in fiscal 2002 compared with fiscal 2001. The increase in accounts payable primarily reflects extended payment terms achieved through supply chain management in the Circuit City business. The fiscal 2001 decline in cash provided by operating activities was largely a function of lower net earnings for the Circuit City business and an increase in working capital, partly offset by the increase in earnings for the CarMax business.

         Investing Activities. Net cash used in investing activities was $26.6 million in fiscal 2002, compared with $171.2 million in fiscal 2001 and $157.0 million in fiscal 2000. Capital expenditures were $214.0 million in fiscal 2002, $285.6 million in fiscal 2001 and $222.3 million in fiscal 2000. Fiscal 2002 capital expenditures included spending for the construction of 11 new and eight relocated Circuit City Superstores, $19.8 million of capitalized Circuit City remodeling expenditures and the construction of two standard-sized CarMax used-car superstores, one of which opened during the first quarter of fiscal 2003, and one satellite used-car superstore. Fiscal 2001 capital expenditures included spending for the construction of 23 new and two relocated Circuit City Superstores and $106.0 million of capitalized Circuit City remodeling expenditures associated with full remodels of 26 Superstores, primarily in south or central Florida, and partial remodels associated with the exit from the appliance business. Fiscal 2000 capital expenditures included spending for the construction of 34 new and four relocated Circuit City Superstores and four CarMax used-car superstores.

         Capital expenditures have been funded primarily through internally generated funds, sale-leaseback transactions, landlord reimbursements and short- and long-term debt. Net proceeds from sales of property and equipment, including sale-leasebacks, totaled $187.4 million in fiscal 2002, $115.7 million in fiscal 2001 and $100.2 million in fiscal 2000. In August 2001, Circuit City completed a sale-leaseback transaction for its Orlando, Fla., distribution center, from which total proceeds of $19.5 million were received. In November 2001, we completed a sale-leaseback transaction for Circuit City's Marion, Ill., distribution center, from which total proceeds of $29.0 million were received. In August 2001, CarMax entered into a sale-leaseback transaction covering nine superstore properties for an aggregate sale price of $102.4 million. This transaction, which represented the first sale-leaseback entered into by CarMax without a Circuit City Stores, Inc. guarantee, was structured at competitive rates with an initial lease term of 15 years and two 10-year renewal options.

         In fiscal 2003, we anticipate capital expenditures for the Circuit City business of approximately $150 million. In fiscal 2003, the Circuit City business plans to open approximately 10 Superstores, remodel the video department and install lighting upgrades in approximately 300 Superstores and relocate approximately 10 Superstores. We expect Circuit City will continue incurring remodeling and relocation costs in fiscal years 2004 and 2005.

         In fiscal 2003, we anticipate capital expenditures for the CarMax business of approximately $175 million. CarMax planned expenditures primarily relate to new store construction, including furniture, fixtures and equipment and land purchases, and leasehold improvements to existing properties. CarMax expects to open four to six stores during fiscal 2003, approximately one half of which will be satellite stores, and, assuming the business continues to meet our expectations, 22 to 30 stores over the following four years. We expect the initial cash investment per store to be in the range of $20 million to $27 million for a standard superstore and $10 million to $15 million for a satellite store. If CarMax takes full advantage of building and land sale-leasebacks, then we expect the net cash used to fund a new store will be $8 million to $12 million for a standard superstore and $5 million to $7 million for a satellite superstore. As a new store matures, sales financed through CarMax's finance operation will require additional use of capital in the form of a seller's interest in the receivables or reserves. For a standard used-car superstore, we would expect the cash investment for the seller's interest to range from $0.8 million to $1.5 million at the end of the first year of operation, growing to $2.2 million to $3.4 million after five years of operation.

         For the Company, we expect that available cash resources, CarMax's anticipated credit agreement secured by vehicle inventory, sale-leaseback transactions, landlord reimbursements and cash generated by operations will be sufficient to fund capital expenditures for the foreseeable future.

         Financing Activities. In December 2001, CarMax entered into an $8.5 million secured promissory note in conjunction with the purchase of land for new store construction. This note, which is payable in August 2002, was included in short-term debt as of February 28, 2002.

         As scheduled, Circuit City Stores used existing working capital to repay a $130 million term loan in fiscal 2002 and a $175 million term loan in fiscal 2001. At February 28, 2002, a $100 million outstanding term loan due in July 2002 was classified as a current liability. Although the Company has the ability to refinance this debt, we intend to repay it using existing working capital.

         At February 28, 2002, the Company had cash and cash equivalents of $1.25 billion and total outstanding debt of $126.4 million. Circuit City Stores maintains a $150 million unsecured revolving credit facility that expires on August 31, 2002. The Company does not anticipate renewing this facility. The Company also maintains $195 million in committed seasonal lines of credit that are renewed annually with various banks. At February 28, 2002, total balances of $1.8 million were outstanding under these facilities.

         We anticipate that during the first quarter of fiscal 2003, CarMax will enter into a multi-year, $200 million credit agreement secured by vehicle inventory. We anticipate that some of the proceeds from the agreement will be used for the repayment of allocated debt; the payment on the separation date of a one-time special dividend to Circuit City Stores, Inc., currently estimated to be between $25 million and $35 million; the payment of transaction expenses incurred in connection with the separation; and general corporate purposes. Refer to "Contractual Obligations" for further discussion of the special dividend payment.

         Receivables generated by the Circuit City and CarMax finance operations are funded through securitization transactions in which the finance operations sell their receivables while retaining servicing rights. These securitization transactions provide an efficient and economical means of funding credit card and automobile loan receivables. For transfers of receivables that qualify as sales under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," we recognize gains and losses as a component of the profits of Circuit City's or CarMax's finance operation.

         On a daily basis, Circuit City's finance operation sells its private-label credit card and MasterCard and VISA credit card, referred to as bankcard, receivables to special purpose subsidiaries, which, in turn, transfer the receivables to two separate securitization master trusts. The master trusts periodically issue asset-backed securities in public offerings and private transactions, and the proceeds are distributed through the special purpose subsidiaries to Circuit City's finance operation. The special purpose subsidiaries retain an undivided interest in the transferred receivables and hold various subordinated asset-backed securities that serve as credit enhancement for the asset-backed securities held by outside investors. Circuit City's finance operation continues to service the transferred receivables for a fee.

         The private-label and bankcard master trusts each have issued multiple series of asset-backed securities, referred to as term securities, having fixed initial principal amounts. Investors in the term securities are entitled to receive monthly interest payments and a single principal payment on a stated maturity date. In addition, each master trust has issued a series of asset-backed securities, referred to as variable funding securities, having a variable principal amount. Investors in the variable funding securities are generally entitled to receive monthly interest payments and have committed to acquire additional undivided interests in the transferred receivables up to a stated amount through a stated commitment termination date. The commitment under the private-label variable funding series is currently scheduled to expire on December 13, 2002, and the commitment under the bankcard variable funding series is currently scheduled to expire on October 24, 2002. We expect that the commitment termination dates of both variable funding series will be extended. If certain events were to occur, principal payment dates for the term series would be accelerated, the variable funding commitments would terminate and the variable funding investors would begin to receive monthly principal payments until paid in full.

         At February 28, 2002, the aggregate principal amount of securitized credit card receivables totaled $1.31 billion under the private-label program and $1.49 billion under the bankcard program. At February 28, 2002, the unused capacity of the private-label variable funding program was $22.9 million and the unused capacity of the bankcard variable funding program was $496.5 million. At February 28, 2002, there were no provisions providing recourse to the Company for credit losses on the receivables securitized through the private-label or bankcard master trusts.

         We have conducted tests of a co-branded Circuit City bankcard, which offers more utility to the customer than the private-label card. We are considering transitioning our private-label program to this card.

         On a monthly basis, CarMax's finance operation sells its automobile loan receivables to a special purpose subsidiary, which, in turn, transfers the receivables to a group of third-party investors. The investors sell commercial paper backed by the transferred receivables, and the proceeds are distributed through the special purpose subsidiary to CarMax's finance operation. The special purpose subsidiary retains a subordinated interest in the transferred receivables. CarMax's finance operation continues to service the transferred receivables for a fee. The investors are generally entitled to receive monthly interest payments and have committed to acquire additional undivided interests in the transferred receivables up to a stated amount through June 26, 2003. If certain events were to occur, the commitment to acquire additional undivided interests would terminate and the investors would begin to receive monthly principal payments until paid in full. At February 28, 2002, the unused capacity of this program was $211.0 million.

         CarMax's finance operation periodically refinances its automobile loan receivables through the public issuance of asset-backed securities. The finance operation sells the receivables to be refinanced to a special purpose subsidiary, which, in turn, transfers the purchased receivables to a securitization trust. The securitization trust then issues asset-backed securities secured by the transferred receivables in public offerings, and the proceeds are distributed through the special purpose subsidiary to CarMax's finance operation. CarMax continues to service the transferred receivables for a fee. Asset-backed securities were issued totaling $644.0 million in October 1999, $655.4 million in January 2001 and $641.7 million in November 2001.

         At February 28, 2002, the aggregate principal amount of securitized automobile loan receivables totaled $1.54 billion. At February 28, 2002, there were no provisions providing recourse to the Company for credit losses on the securitized automobile loan receivables.

         We anticipate that we will be able to expand or enter into new securitization arrangements to meet future needs of both the Circuit City and CarMax finance operations.

         During the second quarter of fiscal 2002, Circuit City Stores, Inc. completed the public offering of 9,516,800 shares of CarMax Group Common Stock. The shares sold in the offering were shares of CarMax Group Common Stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The net proceeds of $139.5 million from the offering were allocated to the Circuit City Group to be used for general purposes of the Circuit City business, including remodeling of Circuit City Superstores.


                              Contractual Obligations (1)

                                                               2 to 3    4 to 5     After 5
(Amounts in millions)                     Total     1 Year     Years     Years       Years
------------------------------------------------------------------------------------------
Contractual obligations:
   Long-term debt....................    $  104.5    $101.5   $  2.6    $  0.4    $      -
   Promissory note...................         8.5       8.5        -         -           -
   Capital lease obligations.........        11.6       0.6      1.3       1.7         8.0
   Operating leases..................     4,801.8     339.2    672.3     659.1     3,131.2
   Lines of credit...................         1.8       1.8        -         -           -
   Other contractual obligations.....        18.5      18.5        -         -           -
                                         -------------------------------------------------
Total ...............................    $4,946.7    $470.1   $676.2    $661.2    $3,139.2
                                         =================================================

(1) Amounts are based on the capital structure of Circuit City Stores, Inc. as of February 28, 2002. Future obligations depend upon the final outcome of the proposed separation of CarMax.

         CarMax currently operates 23 of its sales locations pursuant to various leases under which Circuit City Stores, Inc. was the original tenant and primary obligor. Circuit City Stores, Inc., and not CarMax, had originally entered into these leases so that CarMax could take advantage of the favorable economic terms available to us as a large retailer. We have assigned each of these leases to CarMax. Despite the assignment and pursuant to the terms of the leases, we remain contingently liable under the leases. For example, if CarMax were to fail to make lease payments under one or more of the leases, we may be required to make those payments on CarMax's behalf. In recognition of this ongoing contingent liability, CarMax has agreed to make a one-time special dividend payment to Circuit City Stores, Inc. on the separation date, assuming the separation is completed. We currently expect this special dividend to be between $25 million and $35 million.

         Capital Structure

         Total assets at February 28, 2002, were $4.54 billion, up $668.1 million, or 17 percent, since February 28, 2001. An $805.4 million increase in cash, partly offset by a $124.3 million decrease in inventory, was the primary contributor to the increase in total assets.

         During fiscal 2002, stockholders' equity increased 16 percent to $2.73 billion. Capitalization for the past five years is illustrated in the "Capitalization" table that follows. The return on equity was 8.6 percent in fiscal 2002, compared with 7.1 percent in fiscal 2001.

         Historically, the Groups have relied on the cash or external debt of Circuit City Stores, Inc. to provide working capital needed to fund net assets not otherwise financed through sale-leasebacks or the securitization of receivables. Most of the financial activities of each Group are managed by the Company on a centralized basis and are dependent on the financial condition of the Company or, in some cases, its separate businesses. These financial activities have included the investment of surplus cash, issuance and repayment of debt, securitization of receivables, sale-leasebacks of real estate and inter-group loans.

         In February 2002, Circuit City Stores, Inc. announced plans to separate the CarMax business from the Circuit City business in a tax-free transaction in which CarMax, Inc., presently a wholly owned subsidiary of Circuit City Stores, Inc., would become an independent, separately traded public company. The separation plan calls for Circuit City Stores, Inc. to redeem all outstanding shares of CarMax Group Common Stock in exchange for shares of common stock of CarMax, Inc. Simultaneously, shares of CarMax, Inc. common stock, representing the shares of CarMax Group Common Stock reserved for the holders of Circuit City Group Common Stock, would be distributed as a tax-free dividend to the holders of Circuit City Group Common Stock.

                                                            Capitalization

 Fiscal                                2002               2001                2000               1999                1998
-----------------------------------------------------------------------------------------------------------------------------
(Dollar amounts in millions)        $        %          $       %          $        %         $        %           $       %
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding
   current installments......   $   14.1     1%    $  116.1     5%     $  249.2    10%    $  426.6    17%     $  424.3    18%
Other long-term liabilities..      149.6     5        107.1     4         157.8     6        149.7     6         171.5     7
Total stockholders' equity...    2,734.4    94      2,356.5    91       2,142.2    84      1,905.1    77       1,730.0    75
                                ---------------------------------------------------------------------------------------------
Total capitalization.........   $2,898.1   100%    $2,579.7   100%     $2,549.2   100%    $2,481.4   100%     $2,325.8   100%
                                =============================================================================================

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

         Consumer Revolving Credit Receivables. The majority of accounts in the private-label credit card and bankcard portfolios are charged interest at rates indexed to the prime rate, adjustable on a monthly basis subject to certain limitations. The balance of the accounts are charged interest at a fixed annual percentage rate. As of February 28, 2002, and February 28, 2001, the total outstanding principal amount of private-label credit card and bankcard receivables had the following interest rate structure:

 (Amounts in millions)                      2002        2001
-------------------------------------------------------------
Indexed to prime rate...................   $2,645      $2,596
Fixed APR...............................      202         203
                                          -------------------
Total...................................   $2,847      $2,799
                                           ==================

                                 Psge 34 of 130

         Financing for the private-label credit card and bankcard receivables is achieved through asset securitization programs that, in turn, issue both private and public market debt, principally at floating rates based on LIBOR and commercial paper rates. Receivables held for sale are financed with working capital. The total principal amount of receivables securitized or held for sale at February 28, 2002, and February 28, 2001, was as follows:

 (Amounts in millions)                      2002        2001
------------------------------------------------------------
Floating-rate securitizations...........   $2,798      $2,754
Held for sale...........................       49          45
                                          -------------------
Total...................................   $2,847      $2,799
                                           ==================

         Automobile Installment Loan Receivables. At February 28, 2002, and February 28, 2001, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital.

         The total principal amount of receivables securitized or held for investment or sale as of February 28, 2002, and February 28, 2001, was as follows:


 (Amounts in millions)                      2002        2001
-------------------------------------------------------------
Fixed-rate securitizations................ $1,122      $  984
Floating-rate securitizations
   synthetically altered to fixed.........    413         299
Floating-rate securitizations.............      1           1
Held for investment(1)....................     12           9
Held for sale.............................      2           3
                                           ------------------
Total..................................... $1,550      $1,296
                                           ==================

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

         Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 12 to the Company's consolidated financial statements for a description of these items.

Forward-Looking Statements

         The provisions of the Private Securities Litigation Reform Act of 1995 provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act. Company statements that are not historical facts, including statements about management's expectations for fiscal 2003 and beyond, are forward-looking statements and involve various risks and uncertainties.

         Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements include:

     o Changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from both retail stores and alternative methods or channels of distribution such as online and telephone shopping services and mail order.
     o Changes in general U.S. or regional U.S. economic conditions including, but not limited to, consumer credit availability, consumer credit delinquency and default rates, interest rates, inflation, personal discretionary spending levels and consumer sentiment about the economy in general.
     o The presence or absence of, or consumer acceptance of, new products or product features in the merchandise categories we sell and changes in our actual merchandise sales mix.
     o Significant changes in retail prices for products sold by either of our businesses.
     o Lack of availability or access to sources of inventory for either of our businesses.
     o Inability on the part of either of our businesses to liquidate excess inventory should excess inventory develop.
     o Unanticipated adverse results from remodeling or relocating Circuit City Superstores.
     o The ability to attract and retain an effective management team in a dynamic environment or changes in the cost or availability of a suitable work force to manage and support our service-driven operating strategies.
     o Changes in the availability of securitization financing for credit card and automobile installment loan receivables and the availability or cost of capital expenditure and working capital financing, including the availability of long-term financing to support development of our businesses.
     o Changes in production or distribution costs or cost of materials for our advertising.
     o   Availability of appropriate real estate locations for expansion.
     o The imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to us or our competitors, or any failure to comply with such laws or any adverse change in such laws.
     o   Adverse results in significant litigation matters.

         The board of directors has authorized management to initiate a process that would separate the CarMax business from the Circuit City business through a tax-free transaction in which CarMax, Inc. would become an independent, separately traded public company. CarMax, Inc. has filed a registration statement related to this transaction with the SEC. The cautionary statements listed above should be read in conjunction with the risk factors in the registration statement and in the Company's other SEC filings.

         We believe our forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations.

Common Stock

         The common  stock of Circuit  City  Stores,  Inc.  includes two series:
Circuit City Stores, Inc. - Circuit City Group Common Stock and Circuit City Stores, Inc. - CarMax Group Common Stock. Both Group stocks are traded on the New York Stock Exchange. The quarterly dividend data shown below applies to the Circuit City Group Common Stock for the applicable periods. No dividend data is shown for the CarMax Group Common Stock since it pays no dividends at this time.

                                     Circuit City Group                                      CarMax Group
                  ---------------------------------------------------------       ---------------------------------
                      Market Price of Common Stock             Dividends             Market Price of Common Stock
                  ------------------------------------     ----------------       ---------------------------------
Fiscal                  2002                2001            2002     2001              2002                2001
-------------------------------------------------------------------------------------------------------------------
Quarter            HIGH      LOW        HIGH      LOW                              HIGH     LOW        HIGH    LOW
-------------------------------------------------------------------------------------------------------------------
1st.............. $16.85   $10.34      $65.19   $37.25     $.0175   $.0175        $15.49  $ 4.70      $4.25   $1.56
2nd.............. $20.25   $14.50      $56.63   $21.00     $.0175   $.0175        $20.50  $11.50      $4.88   $2.63
3rd.............. $17.84   $ 9.55      $28.25   $11.56     $.0175   $.0175        $21.00  $ 9.20      $5.38   $3.38
4th.............. $31.40   $16.08      $19.90   $ 8.69     $.0175   $.0175        $29.02  $19.35      $5.50   $3.69
                  -------------------------------------------------------------------------------------------------
Total............                                          $.0700   $.0700
                                                           ===============

                               Circuit City Group
                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


         The common stock of Circuit City Stores, Inc. consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to reflect the performance of the Circuit City stores and related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The fiscal 2000 financial results for the Company and the Circuit City Group also include the Company's investment in Digital Video Express, which was discontinued. The CarMax Group Common Stock is intended to reflect the performance of the CarMax stores and related operations. The reserved CarMax Group shares are not outstanding CarMax Group Common Stock. The net earnings attributed to the reserved CarMax Group shares are included in the Circuit City Group's net earnings.

         Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.1 percent of the total outstanding and reserved shares of CarMax Group Common Stock at February 28, 2002; 74.6 percent at February 28, 2001; and 74.7 percent at February 29, 2000. The reserved CarMax Group shares at February 28, 2002, reflect the effect of the public offering of CarMax Group Common Stock completed during the second quarter of fiscal 2002. Refer to the "Earnings Attributed to the Reserved CarMax Group Shares" and "Financing Activities" sections below for further discussion of the public offering.

         On February 22, 2002, Circuit City Stores, Inc. announced that its board of directors had authorized management to initiate a process that would separate the CarMax auto superstore business from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., presently a wholly owned subsidiary of Circuit City Stores, Inc., would become an independent, separately traded public company. CarMax, Inc. holds substantially all of the businesses, assets and liabilities of the CarMax Group. The separation plan calls for Circuit City Stores, Inc. to redeem all outstanding shares of CarMax Group Common Stock in exchange for shares of common stock of CarMax, Inc. Simultaneously, shares of CarMax, Inc. common stock, representing the shares of CarMax Group Common Stock reserved for the holders of Circuit City Group Common Stock, would be distributed as a tax-free dividend to the holders of Circuit City Group Common Stock.

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

         Holders of Circuit City Group Common Stock and holders of CarMax Group Common Stock are shareholders of the Company and as such are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. The discussion and analysis for the Circuit City Group presented below should be read in conjunction with the discussion and analysis presented for Circuit City Stores, Inc. and for the CarMax Group and in conjunction with all the Company's SEC filings.

Critical Accounting Policies

         In Management's Discussion and Analysis, we discuss the results of operations and financial condition as reflected in the Circuit City Group financial statements. Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. Note 2 to the Group financial statements includes a discussion of our significant accounting policies. The accounting policies discussed below are those we consider critical to an understanding of the Group financial statements because their application places the most significant demands on our judgment. Our financial results might have been different if different assumptions had been used or other conditions had prevailed.

         Calculation of the Value of Retained Interests in Securitization Transactions

         Circuit City securitizes credit card receivables. The fair value of retained interests from securitization activities is based on the present value of expected future cash flows. The present value is determined by using management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk. These projections are derived from historical experience, projected economic trends and anticipated interest rates. Adjustments to one or more of these projections may have a material impact on the fair value of the retained interests. These projections may be affected by external factors, such as changes in the behavior patterns of our customers, changes in the strength of the economy and developments in the interest rate markets. Note 2(B) to the Group financial statements includes a discussion of our accounting policies related to securitizations. Note 10 to the Group financial statements includes a discussion of our credit card securitizations.

         Calculation of the Liability for Lease Termination Costs

         Circuit City accounts for lease termination costs in accordance with Emerging Issues Task Force No. 88-10, "Costs Associated with Lease Modification or Termination." Circuit City records a liability for remaining costs related to leased properties that are no longer used for operating purposes, reduced by any estimated sublease income. Inherent in the calculation are certain significant management estimates including, among others, vacancy periods and future sublease revenues. Fluctuations in the economy and in marketplace demand for commercial properties can result in material changes in the liability for lease termination costs. Note 2(G) to the Group financial statements includes a discussion of our accounting policies related to leased properties that are no longer used for operating purposes.

Results Of Operations

         Net Sales and Operating Revenues

         Total sales for the Circuit City Group decreased 8 percent in fiscal 2002 to $9.59 billion. In fiscal 2001, total sales decreased 1 percent to $10.46 billion from $10.60 billion in fiscal 2000.

              Percent Sales Change From Prior Year

Fiscal                                      Total   Comparable(1)
-----------------------------------------------------------------
2002......................................  (8)%      (10)%
2001......................................  (1)%       (4)%
2000......................................  13 %        8 %
1999......................................  17 %        8 %
1998......................................  12 %       (1)%

(1) Circuit City Stores are included in comparable store sales after the store has been open for a full year.


         The fiscal 2002 total sales decline primarily reflects a 10 percent decline in comparable store sales, partly offset by the net addition of 10 Superstores. In fiscal 2002, we opened 11 Superstores in existing markets, closed one Superstore and relocated eight Superstores. We also closed 15 mall-based Express stores. Excluding the major appliance category, from which we completed our exit in November 2000, comparable store sales declined 4 percent in fiscal 2002.

         Fiscal 2002 was marked by significant variation in sales performance between the first half and the second half of the year. As expected, the sales slowdown experienced in the latter part of fiscal 2001 continued in the first half of fiscal 2002, with comparable store sales declining 23 percent. The slowing economy, continued industry-wide weakness in personal desktop computer sales, declining average retail prices for many products and the absence of the major appliance business all contributed to lower first half sales. The sales declines moderated in the third quarter, and in the fourth quarter comparable store sales grew 6 percent in part because of the lessening impact of the exit from the appliance business and the seasonal upturn in categories, such as video game hardware, software and accessories; DVD software; PC software; and digital cameras, all of which were added or expanded following our exit from the appliance category. Throughout fiscal 2002, new technologies, better-featured consumer electronics and the new and expanded product selections produced solid comparable store sales growth. We believe our second half sales also benefited from new marketing, merchandising and customer service initiatives implemented earlier in the year. Inventory shortages and limited selections in some product categories following the strong holiday period limited sales growth in the last two months of the fiscal year.

         The fiscal 2001 total sales decline reflects a 4 percent decline in comparable store sales, partly offset by the net addition of 23 Superstores. In July 2000, spurred by a declining sales pace, expected increases in competition and the results of a product profitability analysis that indicated major appliances produced below-average profits, we announced plans to exit the major appliance business. We completed the exit and associated remerchandising of the appliance selling space in November 2000. Throughout fiscal 2001, we experienced significant variability in the comparable store sales pace, and sales softened substantially in the last two months of the fiscal year. We believe the variability reflected the slower consumer spending experienced by most retailers during the second half of the year, some disruption caused by the partial remodeling to remerchandise the appliance space, significant declines in average retail prices and industry-wide declines in desktop personal computer sales by year-end. Excluding the appliance category from fiscal 2001 and fiscal 2000 sales, comparable store sales rose 3 percent in fiscal 2001.

         In fiscal 2000 and fiscal 1999, Circuit City benefited from a period of renewed industry growth and product introductions. Industry growth was augmented by geographic expansion, with the net addition of 34 Superstores in fiscal 2000 and 37 Superstores in fiscal 1999. In fiscal 1998, a lack of significant consumer electronics product introductions resulted in weak industry sales, and so, geographic expansion was the primary contributor to our sales growth, with the net addition of 57 Superstores.

              Percent of Merchandise Sales By Category

Fiscal                         2002     2001    2000     1999   1998
--------------------------------------------------------------------
Video.......................   39%      35%     32%      31%    31%
Audio.......................   15       16      16       17     18
Information Technology......   34       35      33       32     30
Entertainment...............   12        7       5        5      6
Appliances..................    -        7      14       15     15
                              --------------------------------------
Total.......................  100%     100%    100%     100%   100%
                              ======================================

         In most states, Circuit City sells extended warranty programs on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, we have no contractual liability to the customer. In the three states where third-party warranty sales are not permitted, Circuit City sells an extended warranty for which we are the primary obligor. Gross dollar sales from all extended warranty programs were 5.1 percent of total sales of the Circuit City business in fiscal 2002 and fiscal 2001 and 5.4 percent in fiscal 2000. Total extended warranty revenue, which is reported in total sales, was 3.9 percent of sales in fiscal 2002, 4.0 percent in fiscal 2001 and 4.4 percent in fiscal 2000. The gross profit margins on products sold with extended warranties are higher than the gross profit margins on products sold without extended warranties. The decline in extended warranty sales as a percent of total sales since fiscal 2000 reflects the increased selection of products, such as entertainment software, for which extended warranties are not available. Third-party extended warranty revenue was 4.0 percent of total sales in fiscal 2002, 3.9 percent in fiscal 2001 and 4.1 percent in fiscal 2000.

           Superstore Sales Per Total Square Foot

Fiscal
-------------------------------------------------------------
2002...................................................  $478
2001...................................................  $528
2000...................................................  $555
1999...................................................  $514
1998...................................................  $478


         At the end of fiscal 2002, total space for all Circuit City Superstores equaled 20,046,725 square feet and selling space equaled 11,755,124 square feet. At the end of fiscal 2001, total space equaled 19,706,588 square feet and selling space equaled 11,469,092 square feet. The decreases in sales per total square foot in fiscal 2002 and fiscal 2001 reflect the declines in comparable store sales in those years. The improvements in fiscal 1999 and fiscal 2000 were driven by comparable store sales growth in those years.

                         Store Mix
                               Retail Units at Year-End

Fiscal                   2002    2001    2000    1999    1998
-------------------------------------------------------------
Superstores.............  604     594     571    537     500
Circuit City Express....   20      35      45     48      52
Electronics-only........    -       -       -      2       4
                         ------------------------------------
Total...................  624     629     616    587     556
                         ====================================

         Impact Of Inflation. Inflation has not been a significant contributor to results. Average retail prices have declined in many of Circuit City's product categories during the past three years. Although product introductions could help reverse this trend in selected areas, we expect no significant short-term change overall. Because we purchase substantially all products sold in Circuit City stores in U.S. dollars, prices are not directly impacted by the value of the dollar in relation to foreign currencies.

         Cost of Sales, Buying and Warehousing

         The gross profit margin was 24.3 percent in fiscal 2002, 23.6 percent in fiscal 2001 and 24.7 percent in fiscal 2000. The fiscal 2001 gross profit margin was reduced by costs of $28.3 million and merchandise markdowns of $28.0 million associated with the exit from the appliance business. The appliance exit costs included lease terminations, employee severance, fixed-asset impairment and other related costs. The fiscal 2002 gross profit margin was reduced by additional lease termination costs of $10.0 million related to the exit from the appliance business. In the fourth quarter of fiscal year 2002, we increased our liability for lease termination costs related to the appliance exit because of the weakening in the economy and in marketplace demand for commercial properties during the year. Excluding the appliance exit costs and the appliance merchandise markdowns, the gross profit margin would have been 24.4 percent in fiscal 2002 and 24.1 percent in fiscal 2001.

         The improvement in the gross profit margin in fiscal 2002 reflected solid sales growth in new and better-featured products, which generally carry higher-than-average gross profit margins, and the reduction in personal computer sales, which carry lower-than-average gross profit margins. In fiscal 2001, the decline in the gross profit margin reflected significantly lower appliance gross profit margins prior to the announced plans to exit that business and a merchandise mix that included a high percentage of traditional products that carry lower gross profit margins. The decline was partly offset by lower personal computer sales and continued double-digit sales growth in new technologies and in higher margin categories where selection was expanded as part of the exit from the appliance business.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses were 22.1 percent of sales in fiscal 2002, compared with 21.7 percent in fiscal 2001 and 19.6 percent in fiscal 2000. Interest income is recorded as a reduction to selling, general and administrative expenses.

         The fiscal 2002 expenses included $19.3 million for store remodeling and relocation. In fiscal 2002, we continued to conduct a number of remodeling and remerchandising tests to determine how we can efficiently and effectively upgrade our Superstore base. During the year, we fully remodeled 24 Superstores, including 10 stores in the Chicago, Ill., market and two stores in Virginia, and completed a less costly remodel in 12 stores in the Washington, D.C., and Baltimore, Md., markets. We also relocated eight Superstores during fiscal 2002. In addition, we tested individual department remodels and display changes in a smaller set of stores. The fiscal 2001 expenses included $41.9 million in remodeling costs, $30.0 million in partial remodeling costs associated with the exit from the appliance business and $5.0 million in severance costs related to a workforce reduction. Excluding these costs and the estimated fiscal 2001 sales disruption during the seven to 10 days of partial remodeling for each store, the expense ratio would have been 21.9 percent in fiscal 2002 and 20.9 percent in fiscal 2001.

         The fiscal 2002 rise in the expense ratio reflects the 8 percent decline in total sales. However, selling, general and administrative expenses declined by $92.5 million during this period, exclusive of the remodeling, relocation and severance costs, reflecting cost control and productivity initiatives, including more efficient advertising expenditures. Advertising expense was 3.8 percent of sales in fiscal 2002, 4.0 percent in fiscal 2001 and
3.7 percent in fiscal 2000. An increased contribution from the finance operation also reduced net selling, general and administrative expenses in fiscal 2002.

         Increased expenses and the decline in sales produced the expense ratio rise in fiscal 2001. In addition to the remodeling and severance costs previously noted, fiscal 2001 selling, general and administrative costs included a higher level of advertising costs than in the prior fiscal year.

         Finance Operation. For the past three years, pretax finance operation income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                             Years Ended February 28 or 29
(Amounts in millions)                         2002        2001       2000
--------------------------------------------------------------------------
Securitization income..................      $226.5      $198.8     $242.2
Payroll and fringe expenses............        41.6        43.0       46.8
Other direct expenses..................        78.7        79.0       94.0
                                            ------------------------------
Finance operation income...............      $106.2      $ 76.8     $101.4
                                            ==============================

         Receivables generated by the Circuit City finance operation are sold through securitization transactions. Circuit City continues to service the securitized receivables for a fee. For the year ended February 28, 2002, serviced receivables averaged $2.65 billion compared to $2.72 billion for the year ended February 28, 2001. Included in securitization income is the gain on the sale of these receivables and other income related to servicing these receivables. Future finance income from securitized credit card receivables that exceeds the sum of the contractually specified investor returns and servicing fees (interest-only strips) is carried at fair value and amounted to $131.9 million at February 28, 2002, and $131.0 million at February 28, 2001. The change in the interest-only strips for securitized transactions was a $0.9 million increase for fiscal 2002 and a $5.7 million decrease for fiscal 2001.

         The key assumptions and estimates in determining the fair value of interest-only strips include management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk. Management reviews the assumptions and estimates used in determining the fair value of the interest-only strips on a quarterly basis. If these assumptions change or the actual results differ from the projected results, securitization income would be affected. The decrease for the year ended February 28, 2001 was primarily the result of an increase in the default assumption. During months of increasing interest rates, the securitization trusts experience reduced spreads between interest received and interest paid due to the time lag between Federal Reserve actions and when the rate increases can be passed on and collected from credit card holders. This is the case when interest rate ceilings are not in effect for cardholders. The reverse is true during periods of decreasing rates.

         The reduction in securitization income from fiscal 2000 to fiscal 2001 was the result of a decrease in the fair value of the interest-only strips of $5.7 million for fiscal 2001 compared with a $10.0 million increase for fiscal 2000, and an increase in interest costs of the securitization trusts. From fiscal 2001 to fiscal 2002, the increase in securitization income was the result of a reduction in interest costs, which was partially offset by an increase in defaults.

         From fiscal 2000 to fiscal 2001 other direct expenses declined by $15.0 million, largely as a result of implementing new collection strategies that allowed the finance operation to reduce payroll costs, at the same time, significantly reducing reliance on third party collection agencies. Payroll expenses generally vary with the size of the serviced portfolio, and decreased only slightly in fiscal 2002 and in fiscal 2001. For the Circuit City Group, the finance operation income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury, and executive payroll as well as retail store expenses. Other direct expenses, which did not change significantly in fiscal
2002 from fiscal 2001, include third party data processing, rent, credit promotion expenses, VISA and MasterCard fees, and other operating expenses.

         Interest Expense

         Interest expense was less than 0.1 percent of sales in fiscal 2002 and was 0.1 percent in both fiscal 2001 and fiscal 2000. Interest expense primarily was incurred on allocated debt used to fund new stores, relocations, remodeling and working capital, including inventory. The fiscal 2002 decline in the interest expense ratio reflects a reduction in allocated debt levels and lower interest rates. The reduction in allocated debt reflects a decline in total debt of the Company during fiscal 2002. Refer to the "Financing Activities" section below for further information on changes in debt.

         Income Taxes

         The effective income tax rate was 38.0 percent in fiscal 2002, fiscal 2001 and fiscal 2000.

         Earnings from Continuing Operations Before Income Attributed to the Reserved CarMax Group Shares

         Earnings from continuing operations before the income attributed to the reserved CarMax Group shares were $128.0 million in fiscal 2002, compared with $115.2 million in fiscal 2001 and $326.7 million in fiscal 2000. Excluding in fiscal 2002 the remodel and relocation expenses and lease termination costs related to the appliance exit, and in fiscal 2001 the estimated sales disruption during the seven to 10 days of partial remodeling, appliance exit costs, appliance merchandise markdowns, remodel and relocation expenses and severance costs related to the workforce reduction, earnings from continuing operations before the income attributed to the reserved CarMax Group shares would have been $146.2 million in fiscal 2002 and $205.1 million in fiscal 2001.

         Earnings Attributed to the Reserved CarMax Group Shares

         The net earnings attributed to the reserved CarMax Group shares were $62.8 million in fiscal 2002, compared with $34.0 million in fiscal 2001 and $862,000 in fiscal 2000.

         In a public offering completed during the second quarter of fiscal 2002, the Company sold 9,516,800 shares of CarMax Group Common Stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. With the impact of the offering,
69.2 percent of the CarMax Group's earnings were attributed to the Circuit City Group's reserved CarMax Group shares in fiscal 2002. In fiscal 2001, 74.6 percent of the CarMax Group's earnings were attributed to the Circuit City Group's reserved CarMax Group shares, and in fiscal 2000, 77.1 percent of the CarMax Group's earnings were attributed to the Circuit City Group's reserved CarMax Group shares.

         Earnings from Continuing Operations

         Earnings from continuing operations attributed to the Circuit City Group, including income attributed to the reserved CarMax Group shares, were $190.8 million in fiscal 2002, $149.2 million in fiscal 2001 and $327.6 million in fiscal 2000.

         Loss from Discontinued Operations

         On June 16, 1999, Digital Video Express announced that it would cease marketing of the Divx home video system and discontinue operations, but existing, registered customers would be able to view discs during a two-year phase-out period. The operating results of Divx and the loss on disposal of the Divx business have been segregated from continuing operations and reported as separate line items, after tax, on the Group statement of earnings for fiscal 2000.

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

         As of February 28, 2002, entities comprising the discontinued Divx operations have been dissolved. The remaining liabilities, totaling $18.5 million, have been assumed by the Company and are included in the Group balance sheet.

         Net Earnings

         Net earnings attributed to the Circuit City Group Common Stock were $190.8 million in fiscal 2002, $149.2 million in fiscal 2001 and $197.3 million in fiscal 2000.

Operations Outlook

         We believe that increased consumer interest in products and services such as big-screen televisions, including digital televisions, plasma televisions and liquid-crystal display panels; multi-channel video programming devices; digital imaging; wireless communications; and Broadband Internet access will drive profitability in the consumer electronics business during this decade. For that reason, we are focusing significant resources on store remodeling, sales counselor training, customer service enhancements, marketing programs and supply chain initiatives to take advantage of the growth
opportunities   these   products   provide  and  thus   improve  our  sales  and
profitability.

         Over the past two years, we have experimented with several remodel designs and product category tests to expand the benefits of our new Circuit City store design to the existing store base. In fiscal 2003, we plan to draw on these remodel and product category tests to roll out a remodeled video department and lighting upgrade to approximately 300 Superstores, spending an average of $325,000 to $350,000 per store. We believe that rolling out this remodeled department will enable us to increase market share in the growing and highly profitable big-screen television category and further solidify our position in the overall video category. The Consumer Electronics Association projects that big-screen television sales will grow at a double-digit rate in calendar 2002. The fiscal 2003 remodeling plan will allow us to touch a large number of Superstores in a manner that has significant potential for incremental benefit, while minimizing the disruptive impact of the remodeling process. We expect the remodeling activities will take approximately two weeks to complete in each store. We will continue testing design ideas for other departments. We also plan to relocate approximately 10 Superstores in fiscal 2003. In fiscal 2003, we expect expenditures for remodeling and relocations to total approximately $130 million, of which we expect to capitalize approximately $70 million and expense approximately $60 million. We plan to continue improving the Circuit City store base in fiscal 2004 and fiscal 2005 by completing the remodel of these 300 stores and by relocating additional stores to provide a shopping experience that we believe is more consistent with the preferences of today's consumer.

         With our existing initiatives, additional efforts to enhance the business and a relatively stable economy, we believe we can achieve comparable store sales growth in the mid-single digits for fiscal 2003. We expect that categories where we expanded selections following the exit from the appliance business and categories, such as big-screen televisions, that are benefiting from digital product innovation, will contribute to this growth. We plan to open approximately 10 Superstores in fiscal 2003. Given our presence in virtually all of the nation's top metropolitan markets, new Superstores are being added in one- or two-store markets or to increase our presence in existing major markets. Because of the limited planned geographic expansion, we expect total sales growth to only slightly exceed comparable store sales growth. We expect relatively stable gross profit margins in fiscal 2003. We also expect a modest increase in the expense ratio in fiscal 2003, despite the anticipated increase in comparable store sales. Planned increases in remodeling and relocation expenses, advertising and systems enhancements are among the anticipated contributors to the higher expense ratio. For the full year, we expect the fiscal 2003 profit contribution from Circuit City's finance operation to be similar to the contribution in fiscal 2002. Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" for the estimated contribution of the Circuit City business earnings attributed to the Circuit City Group Common Stock in fiscal 2003.

Recent Accounting Pronouncements

         Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a review of recent accounting pronouncements.

Financial  Condition

         Liquidity and Capital Resources

                      Cash Flow Highlights

                                              Years Ended February 28 or 29

(Amounts in millions)                            2002      2001      2000
---------------------------------------------------------------------------
Net earnings from continuing
   operations before income attributed
   to the reserved CarMax shares..........    $ 128.0   $  115.2   $ 326.7
Depreciation and amortization.............    $ 134.4   $  126.3   $ 132.9
Provision for deferred income taxes.......    $  28.0   $   11.0   $  41.8
Cash provided by (used for) working
   capital, net...........................    $ 407.6   $ (102.0)  $ 168.0
Cash provided by operating activities.....    $ 794.6   $  149.2   $ 661.8
Purchases of property and equipment.......    $(172.6)  $ (274.7)  $(176.9)
Proceeds from sales of property
   and equipment, net.....................    $  88.5   $  100.2   $  74.8
Net decrease in allocated short-term
   and long-term debt.....................    $ (19.6)  $ (157.6)  $ (76.6)
Allocated proceeds from CarMax stock
   offering, net..........................    $ 139.5          -         -

         Cash Provided by Operations. Circuit City generated net cash from operating activities of $794.6 million in fiscal 2002, compared with $149.2 million in fiscal 2001 and $661.8 million in fiscal 2000. The fiscal 2002 improvement primarily resulted from working capital efficiencies. Improved supply chain management contributed to a $181.2 million reduction in working capital used for inventories in fiscal 2002 compared with fiscal 2001. Increases in accounts payable, accrued expenses and other current liabilities, and accrued income taxes reduced working capital by an additional $385.5 million in fiscal 2002 compared with fiscal 2001. The increase in accounts payable primarily reflects extended payment terms achieved through supply chain management. The fiscal 2001 decline in cash provided by operating activities was largely a function of lower net earnings and an increase in working capital.

         Investing Activities. Net cash used in investing activities was $84.1 million in fiscal 2002, compared with $174.5 million in fiscal 2001 and $102.1 million in fiscal 2000. The Circuit City Group's capital expenditures were $172.6 million in fiscal 2002, $274.7 million in fiscal 2001 and $176.9 million in fiscal 2000. Fiscal 2002 capital expenditures included spending for the construction of 11 new and eight relocated Circuit City Superstores and $19.8 million of capitalized remodeling expenditures. Fiscal 2001 capital expenditures included spending for the construction of 23 new and two relocated Circuit City Superstores and $106.0 million of capitalized remodeling expenditures associated with full remodels of 26 Superstores, primarily in south and central Florida, and partial remodels associated with the exit from the appliance business. Fiscal 2000 capital expenditures included spending for the construction of 34 new and four relocated Circuit City Superstores.

         Capital expenditures have been funded primarily through internally generated funds, sale-leaseback transactions, landlord reimbursements and allocated short- and long-term debt. Net proceeds from sales of property and equipment, including sale-leasebacks, totaled $88.5 million in fiscal 2002, $100.2 million in fiscal 2001 and $74.8 million in fiscal 2000. In August 2001, we completed a sale-leaseback transaction for the Orlando, Fla., distribution center, from which total proceeds of $19.5 million were received. In November 2001, we completed a sale-leaseback transaction for the Marion, Ill., distribution center, from which total proceeds of $29.0 million were received.

         In fiscal 2003, we anticipate capital expenditures for the Circuit City business of approximately $150 million. In fiscal 2003, we plan to open approximately 10 Superstores, remodel the video department and install lighting upgrades in approximately 300 Superstores and relocate approximately 10 Superstores. We expect to continue incurring remodeling and relocation costs in fiscal years 2004 and 2005.

         We expect that available cash resources, sale-leaseback transactions, landlord reimbursements and cash generated by operations will be sufficient to fund capital expenditures of the Circuit City business for the foreseeable future.

         Financing Activities. Most financial activities, including the investment of surplus cash and the issuance and repayment of short-term and long-term debt, are managed by the Company on a centralized basis. The Company allocates debt to the CarMax Group based on usage of funds. Debt that is specific only to the Circuit City business or the CarMax business is allocated in its entirety to that business. For shared funds obtained from bank debt, pooled debt, CarMax's portion is determined by applying to CarMax's intercompany debt due to the Company the percentages that short-term bank debt, long-term bank debt and the current portion of long-term bank debt are of the total pooled debt. The remainder of any debt is then applied to the Circuit City business. This pooled debt bears interest at a rate based on the average pooled debt balance. Expenses related to increases in pooled debt are reflected in the weighted average interest rate of the pooled debt.

         As scheduled, the Company used existing working capital to repay a $130 million term loan in fiscal 2002 and a $175 million term loan in fiscal 2001. At February 28, 2002, a $100 million outstanding term loan due in July 2002 was classified as a current liability. Although the Company has the ability to refinance this debt, we intend to repay it using existing working capital. Payment of corporate pooled debt does not necessarily result in a reduction of the Circuit City Group allocated debt.

         At February 28, 2002, the Company allocated cash and cash equivalents of $1.25 billion and debt of $37.9 million to the Circuit City Group. Circuit City Stores maintains a $150 million unsecured revolving credit facility that expires on August 31, 2002. The Company does not anticipate renewing this facility. The Company also maintains $195 million in committed seasonal lines of credit that are renewed annually with various banks. At February 28, 2002, total balances of $1.8 million were outstanding under these facilities.

         Receivables generated by the Circuit City finance operation are funded through securitization transactions in which the finance operation sells its receivables while retaining servicing rights. These securitization transactions provide an efficient and economical means of funding credit card receivables. For transfers of receivables that qualify as sales under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," we recognize gains and losses as a component of the profits of Circuit City's finance operation.

         On a daily basis, Circuit City's finance operation sells its private-label credit card and MasterCard and VISA credit card, referred to as bankcard, receivables to special purpose subsidiaries, which, in turn, transfer the receivables to two separate securitization master trusts. The master trusts periodically issue asset-backed securities in public offerings and private transactions, and the proceeds are distributed through the special purpose subsidiaries to Circuit City's finance operation. The special purpose subsidiaries retain an undivided interest in the transferred receivables and hold various subordinated asset-backed securities that serve as credit enhancement for the asset-backed securities held by outside investors. Circuit City's finance operation continues to service the transferred receivables for a fee.

         The private-label and bankcard master trusts each have issued multiple series of asset-backed securities, referred to as term securities, having fixed initial principal amounts. Investors in the term securities are entitled to receive monthly interest payments and a single principal payment on a stated maturity date. In addition, each master trust has issued a series of asset-backed securities, referred to as variable funding securities, having a variable principal amount. Investors in the variable funding securities are generally entitled to receive monthly interest payments and have committed to acquire additional undivided interests in the transferred receivables up to a stated amount through a stated commitment termination date. The commitment under the private-label variable funding series is currently scheduled to expire on December 13, 2002, and the commitment under the bankcard variable funding series is currently scheduled to expire on October 24, 2002. We expect that the commitment termination dates of both variable funding series will be extended. If certain early amortization events were to occur, principal payment dates for the term series would be accelerated, the variable funding commitments would terminate and the variable funding investors would begin to receive monthly principal payments until paid in full.

         At February 28, 2002, the aggregate principal amount of securitized credit card receivables totaled $1.31 billion under the private-label program and $1.49 billion under the bankcard program. At February 28, 2002, the unused capacity of the private-label variable funding program was $22.9 million and the unused capacity of the bankcard variable funding program was $496.5 million. At February 28, 2002, there were no provisions providing recourse to the Company for credit losses on the receivables securitized through the private-label or bankcard master trusts. We anticipate that we will be able to expand or enter into new securitization arrangements to meet future needs of the finance operation.

         We have conducted tests of a co-branded Circuit City bankcard, which offers more utility to the consumer than the private-label card. We are considering transitioning our private-label program to this card.

         During the second quarter of fiscal 2002, Circuit City Stores, Inc. completed the public offering of 9,516,800 shares of CarMax Group Common Stock. The shares sold in the offering were shares of CarMax Group Common Stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The net proceeds of $139.5 million from the offering were allocated to the Circuit City Group to be used for general purposes of the Circuit City business, including remodeling of Circuit City Superstores.

                           Contractual Obligations(1)

                                                   2 to 3    4 to 5    After 5
(Amounts in millions)            Total   1 Year     Years     Years     Years
------------------------------------------------------------------------------
Allocated contractual
   obligations:
   Long-term debt..........   $   25.9   $ 22.9    $  2.6    $  0.4   $      -
    Capital lease
      obligations..........       11.6      0.6       1.3       1.7        8.0
   Operating leases........    4,078.8    296.1     585.6     574.4    2,622.7
   Lines of credit.........        0.4      0.4         -         -          -
   Other contractual
      obligations..........       18.5     18.5         -         -          -
                              ------------------------------------------------
Total......................   $4,135.2   $338.5    $589.5    $576.5   $2,630.7
                              ================================================

(1) Amounts are based on the capital structure of Circuit City Stores, Inc. as of February 28, 2002. Future obligations depend upon the final outcome of the proposed separation of CarMax.

         CarMax currently operates 23 of its sales locations pursuant to various leases under which Circuit City Stores, Inc. was the original tenant and primary obligor. Circuit City Stores, Inc., and not CarMax, had originally entered into these leases so that CarMax could take advantage of the favorable economic terms available to the Company as a large retailer. The Company has assigned each of these leases to CarMax. Despite the assignment and pursuant to the terms of the leases, the Company remains contingently liable under the leases. For example, if CarMax were to fail to make lease payments under one or more of the leases, the Company may be required to make those payments on CarMax's behalf. In recognition of this ongoing contingent liability, CarMax has agreed to make a one-time special dividend payment to Circuit City Stores, Inc. on the separation date, assuming the separation is completed. We currently expect this special dividend to be between $25 million and $35 million.

Market Risk

         Receivables Risk

         The Company manages the market risk associated with the private-label credit card and bankcard revolving loan portfolios of Circuit City's finance operation. Portions of these portfolios have been securitized in transactions accounted for as sales in accordance with SFAS No. 140 and, therefore, are not presented on the Group balance sheets.

         Consumer Revolving Credit Receivables. The majority of accounts in the private-label credit card and bankcard portfolios are charged interest at rates indexed to the prime rate, adjustable on a monthly basis subject to certain limitations. The balance of the accounts are charged interest at a fixed annual percentage rate. As of February 28, 2002, and February 28, 2001, the total outstanding principal amount of private-label credit card and bankcard receivables had the following interest rate structure:

(Amounts in millions)                       2002        2001
-------------------------------------------------------------
Indexed to prime rate..................    $2,645      $2,596
Fixed APR..............................       202         203
                                          -------------------
Total..................................    $2,847      $2,799
                                          ===================

         Financing for the private-label credit card and bankcard receivables is achieved through asset securitization programs that, in turn, issue both private and public market debt, principally at floating rates based on LIBOR and commercial paper rates. Receivables held for sale are financed with working capital. The total principal amount of receivables securitized or held for sale at February 28, 2002, and February 28, 2001, was as follows:

(Amounts in millions)                       2002        2001
-------------------------------------------------------------
Floating-rate securitizations..........    $2,798      $2,754
Held for sale..........................        49          45
                                          -------------------
Total..................................    $2,847      $2,799
                                           ==================

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

         Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financed derivatives are similar to those relating to other types of financial instruments. Refer to
Note 11 to the Group financial statements for a description of these items.

Forward-Looking Statements

         Company statements that are not historical facts, including statements about management's expectations for fiscal year 2003 and beyond, are forward-looking statements and involve various risks and uncertainties. Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a review of important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements.

                                  CarMax Group
                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

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

         Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.1 percent of the total outstanding and reserved shares of CarMax Group Common Stock at February 28, 2002; 74.6 percent at February 28, 2001; and 74.7 percent at February 29, 2000. The reserved CarMax Group shares at February 28, 2002, reflect the effect of the public offering of CarMax Group Common Stock completed during the second quarter of fiscal 2002. Refer to the "Net Earnings" section below for further discussion of the public offering.

         On February 22, 2002, Circuit City Stores, Inc. announced that its board of directors had authorized management to initiate a process that would separate the CarMax auto superstore business from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., presently a wholly owned subsidiary of Circuit City Stores, Inc., would become an independent, separately traded public company. CarMax, Inc. holds substantially all of the businesses, assets and liabilities of the CarMax Group. The separation plan calls for Circuit City Stores, Inc. to redeem all outstanding shares of CarMax Group Common Stock in exchange for shares of common stock of CarMax, Inc. Simultaneously, shares of CarMax, Inc. common stock, representing the shares of CarMax Group Common Stock reserved for the holders of Circuit City Group Common Stock, would be distributed as a tax-free dividend to the holders of Circuit City Group Common Stock.

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

         Holders of CarMax Group Common Stock and holders of Circuit City Group Common Stock are shareholders of the Company and as such are subject to all of the risks associated with an investment in the Company and all of its businesses, assets and liabilities. The results of operations or financial condition of one Group could affect the results of operations or financial condition of the other Group. The discussion and analysis for the CarMax Group presented below should be read in conjunction with the discussion and analysis presented for Circuit City Stores, Inc. and for the Circuit City Group and in conjunction with all the Company's SEC filings.

Critical Accounting Policies

         In Management's Discussion and Analysis, we discuss the results of operations and financial condition as reflected in the CarMax Group financial statements. Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions. We continually evaluate these estimates and assumptions. Note 2 to the Group financial statements includes a discussion of significant accounting policies. The accounting policy discussed below is one we consider critical to an understanding of the Group financial statements because its application places the most significant demands on our judgment. Our financial results might have been different if different assumptions had been used or other conditions had prevailed.

         Calculation of the Value of Retained Interests in Securitization Transactions

         CarMax securitizes automobile loan receivables. The fair value of retained interests from securitization activities is based on the present value of expected future cash flows. The present value is determined by using management's projections of key factors, such as finance charge income, default rates, payment rates and discount rates appropriate for the type of asset and risk. These projections are derived from historical experience, projected economic trends and anticipated interest rates. Adjustments to one or more of these projections may have a material impact on the fair value of the retained interests. These projections may be affected by external factors, such as changes in the behavior patterns of CarMax customers, changes in the strength of the economy and developments in the interest rate markets. Note 2(A) to the Group financial statements includes a discussion of our accounting policies related to securitizations. Note 10 to the Group financial statements includes a discussion of automobile loan securitizations.

Results of Operations

         Certain prior year amounts have been reclassified to conform to the current presentation. Wholesale sales have been reclassified and reported in net sales and operating revenues for all periods presented. In previous periods, wholesale sales were recorded as a reduction to total cost of sales. Note 2(O) to the Group financial statements contains further discussion of the reclassifications.

         Net Sales and Operating Revenues

         Total sales for the CarMax Group increased 28 percent in fiscal 2002 to $3.52 billion. In fiscal 2001, total sales increased 25 percent to $2.75 billion from $2.19 billion in fiscal 2000.

         Retail Vehicle Sales. Retail vehicle sales for the CarMax Group increased 28 percent in fiscal 2002 to $3.06 billion. In fiscal 2001, retail vehicle sales increased 23 percent to $2.39 billion from $1.93 billion in fiscal 2000. In fiscal 2002, used vehicle sales increased 29 percent to $2.50 billion. In fiscal 2001, used vehicle sales increased 26 percent to $1.93 billion from $1.53 billion in fiscal 2000. New vehicle sales in fiscal 2002 rose 23 percent to $559.9 million. In fiscal 2001, new vehicle sales were $456.9 million, up 14 percent over fiscal 2000 sales of $401.2 million. CarMax stores are included in comparable store retail sales after the store has been open for a full year. Comparable store vehicle dollar and unit sales for the years ended February 28, 2002 and 2001 and February 29, 2000 were as follows:

             Percent Sales Change From Prior Year

 Fiscal                                     Total  Comparable
-------------------------------------------------------------
2002......................................   28%       28 %
2001......................................   25%       17 %
2000......................................   37%        2 %
1999......................................   69%       (2)%
1998......................................   50%        6 %

               Comparable Store Sales Change

 Fiscal                          2002       2001       2000
-------------------------------------------------------------
Vehicle dollars:
   Used vehicles..............   30%        19%         (4)%
   New vehicles...............   24%         9%         50 %
Total.........................   28%        17%          2 %
Vehicle units:
   Used vehicles..............   24%        13%         (8)%
   New vehicles...............   21%         9%         49 %
Total.........................   23%        12%         (4)%

                Average Retail Selling Prices

Fiscal                           2002       2001       2000
-------------------------------------------------------------
Used vehicles................. $15,100    $14,400     $13,700
New vehicles.................. $23,100    $22,600     $22,500
Blended average............... $16,200    $15,500     $14,900

                   Retail Vehicle Sales Mix

 Fiscal                          2002       2001       2000
-----------------------------------------------------------
Vehicle dollars:
   Used vehicles..............   82%         81%        79%
   New vehicles...............   18          19         21
                                ---------------------------
Total.........................  100%        100%       100%
                                ===========================
Vehicle units:
   Used vehicles..............   87%         87%        86%
   New vehicles...............   13          13         14
                                ---------------------------
Total.........................  100%        100%       100%
                                ===========================

         The fiscal 2002 used and new retail vehicle sales growth primarily resulted from a 28 percent increase in the comparable store vehicle dollar sales of the CarMax business. We opened two CarMax used-car superstores in fiscal 2002 during the last month of the fiscal year, and so they were not significant contributors to sales growth in fiscal 2002. The growth in comparable store vehicle dollar sales reflects increased store traffic that, combined with better in-store execution, resulted in comparable store unit sales growth for both used and new cars. We believe that the higher traffic levels were driven by the effectiveness of our marketing programs, carmax.com and word-of-mouth customer referrals. In addition, traffic was bolstered in October, November and December by cross-shopping from zero-percent financing incentive programs introduced by new car manufacturers to counteract an industry-wide slowdown in new-car sales. New-car manufacturers returned to more conventional sales and financing incentives in January 2002. Increased average retail prices resulting from a higher mix of later-model used cars, luxury vehicles and sport utility vehicles and higher new-car average retail prices also contributed to the sales growth.

         In late February 2002, CarMax opened one standard-sized used-car superstore and one satellite used-car superstore. During fiscal 2002, CarMax also relinquished the franchise rights for one stand-alone new-car franchise and one new-car franchise that had been integrated with a used-car superstore and sold one new-car stand-alone franchise and one new-car franchise that had been integrated with a used-car superstore. Although new-car stores that are integrated or co-located with used-car superstores have performed at or above expectations, the three remaining stand-alone new-car stores are still performing below expectations. We intend to integrate or co-locate these stores with used-car superstores. We expect this integration or co-location to occur within the next fiscal year for the store located in Orlando, Fla., and we expect to co-locate the two remaining new-car stores, which are in Los Angeles, Calif., with one used-car superstore within the next two fiscal years.

         The fiscal 2001 used and new retail vehicle sales increase reflects a 17 percent increase in the comparable store vehicle dollar sales of the CarMax business, driven by higher-than-anticipated used-car sales, and the net addition of two used-car superstores, two prototype satellite stores and six new-car franchises since the end of fiscal 1999. The new stores and four of the franchises moved into the comparable store sales base throughout fiscal 2001. In fiscal 2001, CarMax also added two new-car franchises, integrating them with existing used-car superstores. We believe CarMax's fiscal 2001 sales performance primarily reflects the improved execution of the CarMax offer at individual stores, increased consumer awareness and use of carmax.com and the exit of CarMax's primary used-car superstore competitor late in fiscal 2000. We believe this competitor's exit from five multi-store markets helped eliminate consumer confusion over the two offers. CarMax's used-car comparable store vehicle dollar and unit sales growth has remained strong in all these CarMax markets since this competitor's exit from the used-car superstore business.

         Geographic expansion of CarMax used-car superstores and the addition of new-car franchises generated the retail sales growth in the first half of fiscal 2000 and, along with comparable store sales growth for the last two quarters and for the fiscal year, contributed to retail sales growth for the full year. During fiscal 2000, we opened two CarMax used-car superstores, two prototype satellite used-car superstores, five stand-alone new-car stores and one new-car franchise that was integrated with a used-car superstore. CarMax also converted one existing store into a satellite operation and relocated one new-car franchise next to a used-car superstore. In the second half of fiscal 2000, CarMax limited its geographic expansion to focus on building sales and profitability in existing markets.

                        Retail Stores

                                      Retail Stores at Year-End

Fiscal                                    2002    2001   2000
-------------------------------------------------------------
Mega superstores (1)..................     13      13     13
Standard superstores (2)..............     17      16     16
Prototype satellite superstores.......      5       4      4
Co-located new-car stores (3).........      2       2      2
Stand-alone new-car stores............      3       5      5
                                          ------------------
Total.................................     40      40     40
                                          ==================

(1) Formerly "C" and "B" stores; 70,000 to 100,000 square feet.
(2) Formerly "A" stores; 40,000 to 60,000 square feet.
(3) Formerly included as "A" and "C" stores.


                      New-Car Franchises

                                       New-Car Franchises at Year-End

Fiscal                                       2002   2001     2000
-----------------------------------------------------------------
Integrated/co-located new-car franchises..    15     17       15
Stand-alone new-car franchises............     3      5        5
                                             --------------------
Total.....................................    18     22       20
                                             ====================

         Wholesale Vehicle Sales. Total wholesale vehicle sales for the CarMax Group were $325.6 million in fiscal 2002, $253.5 million in fiscal 2001 and $181.2 million in fiscal 2000. The increase in fiscal 2002 was primarily due to an increase in customer traffic. The increase in fiscal 2001 was attributable to an increase in customer traffic and an increase in the average wholesale price per vehicle.

         Other Sales and Revenues. Other sales and revenues which include extended warranty revenues, service department sales and processing fees collected from consumers for the purchase of their vehicles at a CarMax retail location were $135.4 million in fiscal 2002, $108.3 million in fiscal 2001 and $76.8 million in fiscal 2000.

         CarMax sells extended warranties on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, we have no contractual liability to the customer. Extended warranty revenue was $55.3 million in fiscal 2002, $45.0 million in fiscal 2001 and $33.5 million in fiscal 2000. The increase in extended warranty revenues over the three year period was due to increased vehicle sales. In addition to increased vehicle sales, the increase in fiscal 2001 was the result of increased warranty penetration. Used vehicles achieve a higher warranty penetration rate than new vehicles.

         Service sales were $55.9 million in fiscal 2002, $44.8 million in fiscal 2001 and $32.8 million in fiscal 2000. The increase in fiscal 2002 relates to an overall increase in retail vehicle sales while the increase in fiscal 2001 service sales was due to an overall increase in retail vehicle sales as well as an increased focus on retail service sales.

         Processing fees were $24.2 million in fiscal 2002, $18.5 million in fiscal 2001 and $10.5 million in fiscal 2000. Consumers are assessed this fee when selling a vehicle to a CarMax retail location after the appraisal process. The increase in fiscal 2002 was the result of increased traffic, increased consumer response to CarMax's vehicle purchase program and an increase in the fee amount. The increase in fiscal 2001 was directly attributable to a full year of processing fees after the mid-year introduction of the fee in fiscal 2000 and increased traffic and consumer response.

         Impact Of Inflation. Inflation has not been a significant contributor to results. For the CarMax business, profitability is based on achieving specific gross profit dollars per vehicle rather than on average retail prices. Because the wholesale market generally adjusts to reflect retail price trends, we believe that if the stores meet inventory turn objectives, then changes in average retail prices will have only a short-term impact on the gross margin and thus profitability.

         Cost of Sales

         Total gross profit margin was 11.5 percent in fiscal 2002, 12.0 percent in fiscal 2001 and 11.0 percent in fiscal 2000.

         Retail Vehicle Gross Profit Margin. The gross profit margin for retail vehicle sales was 9.7 percent in fiscal 2002, 10.2 percent in fiscal 2001 and
9.8 percent in fiscal 2000. Used vehicle gross margins were 10.9 percent in fiscal 2002, 11.4 percent in fiscal 2001 and 11.1 percent in fiscal 2000. New vehicle gross margins for this same period were 4.5 percent, 5.1 percent and 4.7 percent, respectively. Although we achieved our specific used vehicle gross profit dollar targets per vehicle, increased average retail prices resulting from a higher mix of later-model used cars, luxury vehicles and sport utility vehicles generated the decline in gross profit as a percentage of sales in fiscal 2002. Used vehicle gross profit dollars are similar across makes and models. Consequently, the gross profit on a higher-priced used vehicle is a lower percentage of the retail selling price than on a more modestly priced vehicle. In fiscal 2002, the new vehicle gross margin decrease was attributable to increases in average retail prices along with a more competitive marketplace. In fiscal 2001, strong inventory management throughout the year, especially during the second half when the model-year transition occurs in the new-car industry, contributed to a higher gross margin on used and new vehicles.

         Wholesale Vehicle Gross Profit Margin. The gross profit margin for wholesale vehicle sales was 5.6 percent in fiscal 2002, 6.5 percent in fiscal 2001 and 3.3 percent in fiscal 2000. The gross profit margin was relatively stable from fiscal 2001 to fiscal 2002. The increase in gross profit margin in fiscal 2001 was due to an increase in the average gross profit margin dollars per vehicle and to additional auction fees charged to purchasers of wholesale vehicles.

         Other Gross Profit Margin. Gross margin for other sales and revenues was 64.6 percent in both fiscal 2002 and 2001 and 59.2 percent in fiscal 2000. The increase in fiscal 2001 resulted from the addition of processing fees and an increased focus on retail service.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses were 7.2 percent of total sales in fiscal 2002, 8.9 percent in fiscal 2001 and 10.4 percent in fiscal 2000. Interest income is recorded as a reduction to selling, general and administrative expenses.

         The improvement in the fiscal 2002 expense ratio reflects significant expense leverage generated by strong comparable store sales growth and continued expense management, particularly of non-store expenses, the benefit of which more than offset higher second half expenses related to renewed geographic expansion. The decline in the fiscal 2001 expense ratio reflects leverage from strong comparable store sales growth, more efficient advertising expenditures and overall improvements in store productivity, including those achieved through the hub-and-satellite operating strategy that we adopted in multi-store markets. Advertising expense was 1.3 percent of total sales in fiscal 2002, 1.6 percent in fiscal 2001 and 2.2 percent in fiscal 2000.

         In fiscal 2001, the improvement in the expense ratio was partly offset by an $8.7 million write-off of goodwill associated with two underperforming stand-alone new-car franchises. Excluding these costs, the fiscal 2001 expense ratio would have been 8.6 percent. The fiscal 2000 expense ratio reflects $4.8 million in charges related to lease termination costs on undeveloped property and a write-down of assets associated with excess property for sale. Excluding these costs, the fiscal 2000 expense ratio would have been 10.2 percent.

         Finance Income. For the past three years, pretax finance income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                                  Years Ended February 28 or 29
(Amounts in millions)                              2002        2001       2000
------------------------------------------------------------------------------


Securitization income.......................      $78.1       $51.5      $36.8
Payroll and fringe expenses.................        5.7         4.2        3.4
Other direct expenses.......................        5.9         4.5        3.4
                                                 -----------------------------
Finance operation income....................       66.5        42.8       30.0

Third-party financing fees..................       15.7        11.5        9.8
                                                 -----------------------------

Total finance income........................      $82.2       $54.3      $39.8
                                                  ============================


         Receivables generated by the CarMax finance operation are sold through securitization transactions. CarMax continues to service these receivables in exchange for a contractually specified servicing fee. For the year ended February 28, 2002, serviced receivables averaged $1.37 billion compared with $1.07 billion for the year ended February 28, 2001, and $755.9 million for the year ended February 29, 2000.

         Securitization income includes gains on sale of receivables and other income related to servicing these receivables. For the year ended February 28, 2002, CarMax recorded gains on sale of $56.4 million, compared with $35.4 million for the year ended February 28, 2001, and $17.5 million for the year ended February 29, 2000. The changes from year to year result from an increase in loan origination volume driven by increased sales each year and increases in yield on the serviced receivables. In recording these gains, management estimates key assumptions such as finance charge income, default rates, payment rates and discount rates appropriate for the type of asset and risk. If these assumptions change, or the actual results differ from the projected results, securitization income would be affected.

         Direct expenses include collection expenses, rent and facility expenses and loan processing costs. On a year to year basis, payroll, fringes and other direct expenses increased proportionately to the average managed receivable balance. Finance operation income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll as well as retail store expenses.

         Fees received from arranging customer automobile financing through third parties were $15.7 million for the year ended February 28, 2002, $11.5 million for the year ended February 28, 2001, and $9.8 million for the year ended February 29, 2000. The change on a year to year basis was a result of the total increase in retail vehicle sales over the three-year period.

         Interest Expense

         Interest expense was 0.1 percent of total sales in fiscal 2002, 0.4 percent in fiscal 2001 and 0.5 percent in fiscal 2000. In fiscal 2002, interest expense primarily was incurred on allocated debt used to fund new store growth and working capital, including inventory. In fiscal 2001 and 2000, interest expense primarily was incurred on allocated debt used to fund working capital, including inventory, and franchise acquisitions. The fiscal 2002 decline in the interest expense ratio reflects a reduction in allocated debt levels and lower interest rates. The reduction in allocated debt reflects a decline in total debt of the Company during fiscal 2002. Refer to the "Financing Activities" section below for further information on changes in debt.

         Earnings Before Income Taxes

         Earnings before income taxes were $146.5 million in fiscal 2002, compared with $73.5 million in fiscal 2001 and $1.8 million in fiscal 2000. Excluding the write-off of goodwill, earnings before income taxes would have been $82.2 million in fiscal 2001. Excluding lease termination costs and the write-down of assets, earnings before income taxes would have been $6.6 million in fiscal 2000.

         Income Taxes

         The effective income tax rate was 38.0 percent in fiscal 2002, fiscal 2001 and fiscal 2000.

         Net Earnings

         Net earnings were $90.8 million in fiscal 2002, $45.6 million in fiscal 2001 and $1.1 million in fiscal 2000. Excluding the write-off of goodwill, net earnings would have been $51.0 million in fiscal 2001. Excluding lease termination costs and the write-down of assets, net earnings would have been $4.1 million in fiscal 2000. Net earnings attributed to the outstanding CarMax Group Common Stock were $28.0 million in fiscal 2002, $11.6 million in fiscal 2001 and $256,000 in fiscal 2000.

         In a public offering completed during the second quarter of fiscal 2002, the Company sold 9,516,800 shares of CarMax Group Common Stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. With the impact of the offering,
69.2 percent of the CarMax Group's earnings were attributed to the Circuit City Group's reserved CarMax Group shares in fiscal 2002. In fiscal 2001, 74.6 percent of the CarMax Group's earnings were attributed to the Circuit City Group's reserved CarMax Group shares, and in fiscal 2000, 77.1 percent of the CarMax Group's earnings were attributed to the Circuit City Group's reserved CarMax Group shares. The net proceeds of $139.5 million from the offering were allocated to the Circuit City Group to be used for general purposes of the Circuit City business, including remodeling of Circuit City Superstores.

Operations Outlook

         Over the past two years, CarMax has demonstrated that its consumer offer and business model can produce strong sales and earnings growth. Given its solid financial performance, we believe CarMax is able to support its growth independently.

         In fiscal 2003, CarMax's geographic expansion will continue to focus on entries into mid-sized markets and satellite store opportunities in existing markets. We have identified more than 30 additional markets that could support a standard superstore, the principal CarMax store size going forward. We also believe that we can add approximately 10 satellite stores in our existing markets. In fiscal 2003, CarMax plans to open four to six stores, approximately one half of which are expected to be satellite stores.

         We believe comparable store used-car unit sales growth, which drives our profitability, will be in the low- to mid-teens in the first half of fiscal 2003, moderating to high-single to low-double digits in the second half. Fiscal 2003 will be a year of transition for CarMax as it ramps up its growth pace. Additional growth-related costs such as training, recruiting and employee relocation for our new stores will moderate earnings growth. In addition, we anticipate a reduction in yield spreads from the CarMax finance operation as interest rates rise above the low levels experienced in fiscal 2002. Our earnings expectations for CarMax also include preliminary estimates of expenses expected to be incurred in the second half of fiscal 2003 if the planned separation is approved. We expect the expense leverage improvement achieved from total and comparable store sales growth to be substantially offset by these three factors. Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" for the estimated contribution of the CarMax business earnings attributed to the outstanding CarMax Group Common Stock in fiscal 2003.

         We plan to open six to eight stores per year in fiscal 2004 through fiscal 2006, including openings in mid-sized markets and satellite stores in existing markets.

Recent Accounting Pronouncements

         Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a review of recent accounting pronouncements.

Financial Condition

         Liquidity and Capital Resources

                            Cash Flow Highlights

                                                Years Ended February 28 or 29

(Amounts in millions)                             2002       2001      2000
-----------------------------------------------------------------------------
Net earnings................................    $  90.8     $ 45.6    $  1.1
Depreciation and amortization...............    $  16.3     $ 18.1    $ 15.2
Provision for deferred income taxes.........    $   3.2     $  8.8    $  1.2
Cash used for working capital, net..........    $ (71.0)    $(63.7)   $(49.0)
Cash provided by (used in)
   operating activities.....................    $  42.6     $ 18.0    $(23.6)
Purchases of property and equipment.........    $ (41.4)    $(10.8)   $(45.4)
Proceeds from sales of property
   and equipment, net.......................    $  99.0     $ 15.5    $ 25.3
Net (decrease) increase in allocated
   short-term and long-term debt............    $(103.7)    $(22.2)   $ 68.8


         Cash Provided by or Used in Operations. CarMax generated net cash from operating activities of $42.6 million in fiscal 2002 and $18.0 million in fiscal 2001. Net cash used in operating activities was $23.6 million in fiscal 2000. The fiscal 2002 improvement primarily resulted from a $45.2 million increase in net earnings, partly offset by an increase in accounts receivable, which resulted from increased sales generating increased automobile loans and increased yield spreads from the finance operation. The fiscal 2001 increase reflects a $44.4 million increase in net earnings, partly offset by an increase in working capital.

         Investing Activities. Net cash provided by investing activities was $57.5 million in fiscal 2002 and $3.3 million in fiscal 2001. Net cash used in investing activities was $54.9 million in fiscal 2000. CarMax's capital expenditures were $41.4 million in fiscal 2002, $10.8 million in fiscal 2001 and $45.4 million in fiscal 2000. Fiscal 2002 capital expenditures included spending for the construction of two standard-sized used-car superstores, one of which opened during the first quarter of fiscal 2003, and one satellite used-car superstore. In fiscal 2001, capital expenditures were related to equipment purchases. Fiscal 2000 capital expenditures included spending for the construction of four used-car superstores.

         Capital expenditures have been funded primarily through sale-leaseback transactions, allocated short- and long-term debt and internally generated funds. Net proceeds from sales of property and equipment, including sale-leasebacks, totaled $99.0 million in fiscal 2002, $15.5 million in fiscal 2001 and $25.3 million in fiscal 2000. In August 2001, CarMax entered into a sale-leaseback transaction covering nine superstore properties for an aggregate sale price of $102.4 million. This transaction, which represented the first sale-leaseback entered into by CarMax without a Circuit City Stores, Inc. guarantee, was structured at competitive rates with an initial lease term of 15 years and two 10-year renewal options.

         In fiscal 2003, we anticipate capital expenditures for the CarMax business of approximately $175 million. Planned expenditures primarily relate to new store construction, including furniture, fixtures and equipment and land purchases, and leasehold improvements to existing properties. CarMax expects to open four to six stores during fiscal 2003, approximately one half of which will be satellite stores, and, assuming the business continues to meet expectations, 22 to 30 stores over the following four years. We expect the initial cash investment per store to be in the range of $20 million to $27 million for a standard superstore and $10 million to $15 million for a satellite store. If CarMax takes full advantage of building and land sale-leasebacks, then we expect the net cash used to fund a new store will be $8 million to $12 million for a standard superstore and $5 million to $7 million for a satellite superstore. As a new store matures, sales financed through CarMax's finance operation will require additional use of capital in the form of a seller's interest in the receivables or reserves. For a standard used-car superstore, we would expect the cash investment for the seller's interest to range from $0.8 million to $1.5 million at the end of the first year of operation, growing to $2.2 million to $3.4 million after five years of operation.

         We expect that proceeds from an anticipated credit agreement secured by vehicle inventory, sale-leaseback transactions and cash generated by operations will be sufficient to fund capital expenditures for the foreseeable future.

         Financing Activities. Most financial activities, including the investment of surplus cash and the issuance and repayment of short-term and long-term debt, are managed by the Company on a centralized basis. The Company allocates debt to the CarMax Group based on usage of funds. Debt that is specific only to the CarMax business or the Circuit City business is allocated in its entirety to that business. For shared funds obtained from bank debt, pooled debt, the CarMax Group's portion is determined by applying to the CarMax Group's intercompany debt due to the Company the percentages that short-term bank debt, long-term bank debt and the current portion of long-term bank debt are of the total pooled debt. The remainder of any debt is then applied to the Circuit City business. This pooled debt bears interest at a rate based on the average pooled debt balance. Expenses related to increases in pooled debt are reflected in the weighted average interest rate of the pooled debt.

         In December 2001, CarMax entered into an $8.5 million secured promissory note in conjunction with the purchase of land for new store construction. This note, which is payable in August 2002, was included in short-term debt as of February 28, 2002.

         As scheduled, the Company used existing working capital to repay a $130 million term loan in fiscal 2002 and a $175 million term loan in fiscal 2001. At February 28, 2002, a $100 million outstanding term loan due in July 2002 was classified as a current liability. Although the Company has the ability to refinance this debt, we intend to repay it using existing working capital. Payment of corporate pooled debt does not necessarily result in a reduction of the CarMax Group's allocated debt.

         At February 28, 2002, the Company allocated cash of $3.3 million and debt of $88.4 million to the CarMax Group. Circuit City Stores maintains a $150 million unsecured revolving credit facility that expires on August 31, 2002. The Company does not anticipate renewing this facility. The Company also maintains $195 million in committed seasonal lines of credit that are renewed annually with various banks. At February 28, 2002, total balances of $1.8 million were outstanding under these facilities.

         We anticipate that during the first quarter of fiscal 2003, CarMax will enter into a multi-year, $200 million credit agreement secured by vehicle inventory. We anticipate that some of the proceeds from the agreement will be used for the repayment of allocated debt; the payment on the separation date of a one-time special dividend to Circuit City Stores, Inc., currently estimated to be between $25 million and $35 million; the payment of transaction expenses incurred in connection with the separation; and general corporate purposes. Refer to "Contractual Obligations" for further discussion of the special dividend payment.

         Receivables generated by the CarMax finance operation are funded through securitization transactions in which the finance operation sells its receivables while retaining servicing rights. These securitization transactions provide an efficient and economical means of funding automobile loan receivables. For transfers of receivables that qualify as sales under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," we recognize gains and losses as a component of the profits of its finance operation.

         On a monthly basis, CarMax's finance operation sells its automobile loan receivables to a special purpose subsidiary, which, in turn, transfers the receivables to a group of third-party investors. The investors sell commercial paper backed by the transferred receivables, and the proceeds are distributed through the special purpose subsidiary to CarMax's finance operation. The special purpose subsidiary retains a subordinated interest in the transferred receivables. CarMax's finance operation continues to service the transferred receivables for a fee. The investors are generally entitled to receive monthly interest payments and have committed to acquire additional undivided interests in the transferred receivables up to a stated amount through June 26, 2003. If certain events were to occur, the commitment to acquire additional undivided interests would terminate and the investors would begin to receive monthly principal payments until paid in full. At February 28, 2002, the unused capacity of this program was $211.0 million.

         CarMax's finance operation periodically refinances its automobile loan receivables through the public issuance of asset-backed securities. The finance operation sells the receivables to be refinanced to a special purpose subsidiary, which, in turn, transfers the purchased receivables to a securitization trust. The securitization trust then issues asset-backed securities secured by the transferred receivables in public offerings, and the proceeds are distributed through the special purpose subsidiary to CarMax's finance operation. CarMax continues to service the transferred receivables for a fee. Asset-backed securities were issued totaling $644.0 million in October 1999, $655.4 million in January 2001 and $641.7 million in November 2001.

         At February 28, 2002, the aggregate principal amount of securitized automobile loan receivables totaled $1.54 billion. At February 28, 2002, there were no provisions providing recourse to the Company for credit losses on the securitized automobile loan receivables. CarMax anticipates that it will be able to expand or enter into new securitization arrangements to meet the future needs of the automobile loan finance operation.

                                  Contractual Obligations (1)

                                                  2 to 3    4 to 5     After 5
(Amounts in millions)          Total     1 Year    Years     Years      Years
------------------------------------------------------------------------------
Allocated contractual
   obligations:
   Long-term debt..........    $ 78.6    $ 78.6    $   -     $   -     $    -
   Promissory note.........       8.5       8.5        -         -          -
   Operating leases........     723.0      43.1     86.7      84.7      508.5
   Lines of credit.........       1.4       1.4        -         -          -
                               -----------------------------------------------
Total .....................    $811.5    $131.6    $86.7     $84.7     $508.5
                               ===============================================

(1) Amounts are based on the capital structure of Circuit City Stores, Inc. as of February 28, 2002. Future obligations depend upon the final outcome of the proposed separation of CarMax.

         CarMax currently operates 23 of its sales locations pursuant to various leases under which Circuit City Stores, Inc. was the original tenant and primary obligor. Circuit City Stores, Inc. and not CarMax, had originally entered into these leases so that CarMax could take advantage of the favorable economic terms available to the Company as a large retailer. The Company has assigned each of these leases to CarMax. Despite the assignment and pursuant to the terms of the leases, the Company remains contingently liable under the leases. For example, if CarMax were to fail to make lease payments under one or more of the leases, the Company may be required to make those payments on CarMax's behalf. In recognition of this ongoing contingent liability, CarMax has agreed to make a one-time special dividend payment to Circuit City Stores, Inc. on the separation date, assuming the separation is completed. CarMax currently expects this special dividend to be between $25 million and $35 million.

Market Risk

         Receivables Risk

         The Company manages the market risk associated with the automobile installment loan portfolio of CarMax's finance operation. A portion of this portfolio has been securitized in transactions accounted for as sales in accordance with SFAS No. 140 and, therefore, is not presented on the Group balance sheets.

         Automobile Installment Loan Receivables. At February 28, 2002, and February 28, 2001, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital.

         The total principal amount of receivables securitized or held for investment or sale as of February 28, 2002, and February 28, 2001, was as follows:

(Amounts in millions)                       2002         2001
-------------------------------------------------------------
Fixed-rate securitizations..............   $1,122      $  984
Floating-rate securitizations
   synthetically altered to fixed.......      413         299
Floating-rate securitizations...........        1           1
Held for investment (1).................       12           9
Held for sale...........................        2           3
                                           ------------------
Total...................................   $1,550      $1,296
                                           ==================

(1) Held by a bankruptcy-remote special purpose subsidiary.

         Interest Rate Exposure. Interest rate exposure relating to the securitized automobile loan receivables represents a market risk exposure that we manage with matched funding and interest rate swaps matched to projected payoffs. The Company does not anticipate significant market risk from swaps because they are used on a monthly basis to match funding costs to the use of the funding. Market risk is the exposure created by potential fluctuations in interest rates. Generally, changes only in interest rates do not have a material impact on the Group's results of operations.

         Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risk associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to
Note 11 to the Group financial statements for a description of these items.

Forward-Looking Statements

         Company statements that are not historical facts, including statements about management's expectations for fiscal year 2003 and beyond, are forward-looking statements and involve various risks and uncertainties. Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a review of important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements.

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk.

         For information concerning the Company's disclosures about market risk, refer to the sub-heading "Market Risk" on pages 34 for Circuit City Stores, Inc., page 45 for the Circuit City Group and page 55 for the CarMax Group.

                                 Page 56 of 130

Item 8.    Financial Statements and Supplementary Data.

                            Circuit City Stores, Inc.
                       Consolidated Statements Of Earnings

                                                                          Years Ended February 28 or 29
(Amounts in thousands except per share data)              2002          %            2001         %            2000        %
------------------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues....................   $13,107,871    100.0       $13,205,087   100.0      $12,790,795   100.0
Cost of sales, buying and warehousing...............    10,366,196     79.1        10,381,439    78.6        9,928,238    77.6
Appliance exit costs [NOTE 14]......................        10,000      0.1            28,326     0.2                -       -
                                                       -----------------------------------------------------------------------
   Gross profit.....................................     2,731,675     20.8         2,795,322    21.2        2,862,557    22.4
                                                       -----------------------------------------------------------------------
Selling, general and administrative expenses (net of
   finance income of $188,421 as of February 28, 2002;
   $131,050 as of February 28, 2001; and $141,183 as
   of February 29, 2000)  [NOTE 10].................     2,372,941     18.1         2,514,912    19.0        2,309,593    18.1
Appliance exit costs [NOTE 14]......................             -        -             1,670       -                -       -
Interest expense [NOTE 4]...........................         5,839        -            19,383     0.2           24,206     0.2
                                                       -----------------------------------------------------------------------

   Total expenses...................................     2,378,780     18.1         2,535,965    19.2        2,333,799    18.3
                                                       -----------------------------------------------------------------------
Earnings from continuing operations before
    income taxes....................................       352,895      2.7           259,357     2.0          528,758     4.1
Provision for income taxes [NOTE 5].................       134,100      1.0            98,555     0.8          200,928     1.6
                                                       -----------------------------------------------------------------------

   Earnings from continuing operations..............       218,795      1.7           160,802     1.2          327,830     2.5
                                                       -----------------------------------------------------------------------
Discontinued operations [NOTE 15]:
   Loss from discontinued operations of Divx,
      less income tax benefit.......................             -        -                 -       -          (16,215)   (0.1)
   Loss on disposal of Divx, less income
      tax benefit...................................             -        -                 -       -         (114,025)   (0.9)
                                                       -----------------------------------------------------------------------

Loss from discontinued operations...................             -        -                 -       -         (130,240)   (1.0)
                                                       -----------------------------------------------------------------------

Net earnings........................................   $   218,795      1.7       $   160,802     1.2      $   197,590     1.5
                                                       =======================================================================
Net earnings (loss) attributed to [NOTES 1 AND 2]:
   Circuit City Group Common Stock:
      Continuing operations.........................   $   190,799                $   149,247              $   327,574
      Discontinued operations.......................             -                          -                 (130,240)
   CarMax Group Common Stock........................        27,996                     11,555                      256
                                                       -----------                -----------              -----------
                                                       $   218,795                $   160,802              $   197,590
                                                       ===========                ===========              ===========
Weighted average common shares [NOTES 2 AND 7]:
    Circuit City Group basic........................       205,501                    203,774                  201,345
                                                       ===========                ===========              ===========
    Circuit City Group diluted......................       207,095                    205,830                  204,321
                                                       ===========                ===========              ===========
    CarMax Group basic..............................        32,140                     25,554                   23,778
                                                       ===========                ===========              ===========
    CarMax Group diluted............................        34,122                     26,980                   25,788
                                                       ===========                ===========              ===========

Net earnings (loss) per share attributed to [NOTES 1,  2 AND 7]:

Circuit City Group basic:
      Continuing operations.........................   $      0.93                $      0.73              $      1.63
      Discontinued operations.......................             -                          -                    (0.65)
                                                       -----------                -----------              -----------
      Net earnings..................................   $      0.93                $      0.73              $      0.98
                                                       ===========                ===========              ===========
Circuit City Group diluted:
      Continuing operations.........................   $      0.92                $      0.73              $      1.60
      Discontinued operations.......................             -                          -                    (0.64)
                                                       -----------                -----------              -----------
      Net earnings..................................   $      0.92                $      0.73              $      0.96
                                                       ===========                ===========              ===========

CarMax Group basic..................................   $      0.87                $      0.45              $      0.01
                                                       ===========                ===========              ===========
CarMax Group diluted................................   $      0.82                $      0.43              $      0.01
                                                       ===========                ===========              ===========

See accompanying notes to consolidated financial statements.

                                 Page 57 of 130

                            CIRCUIT CITY STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                                    At February 28
(Amounts in thousands except share data)                                                      2002                  2001
---------------------------------------------------------------------------------------------------------------------------

ASSETS

   CURRENT ASSETS:
   Cash and cash equivalents [NOTE 2]..................................................     $1,251,532            $  446,131
   Net accounts receivable.............................................................        211,403               265,515
   Retained interests in securitized receivables [NOTE 11].............................        515,138               320,246
   Inventory...........................................................................      1,633,327             1,757,664
   Prepaid expenses and other current assets...........................................         41,311                57,623
                                                                                            --------------------------------

   TOTAL CURRENT ASSETS................................................................      3,652,711             2,847,179
   Property and equipment, net [NOTES 3 AND 4].........................................        853,778               988,947
   Other assets........................................................................         32,897                35,207
                                                                                            --------------------------------

   TOTAL ASSETS........................................................................     $4,539,386            $3,871,333
                                                                                            ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
   Current installments of long-term debt [NOTES 4 AND 9]..............................     $  102,073            $  132,388
   Accounts payable....................................................................      1,106,679               902,560
   Short-term debt [NOTE 4]............................................................         10,237                 1,200
   Accrued expenses and other current liabilities......................................        183,336               162,972
   Accrued income taxes................................................................        100,696                     -
   Deferred income taxes [NOTE 5]......................................................        138,306                92,479
                                                                                            --------------------------------

   TOTAL CURRENT LIABILITIES...........................................................      1,641,327             1,291,599
   Long-term debt, excluding current installments [NOTES 4 AND 9]......................         14,064               116,137
   Deferred revenue and other liabilities..............................................        149,269                92,165
   Deferred income taxes [NOTE 5]......................................................            288                14,949
                                                                                            --------------------------------

   TOTAL LIABILITIES...................................................................      1,804,948             1,514,850
                                                                                            --------------------------------

   STOCKHOLDERS' EQUITY [NOTES 1 AND 6]:
   Circuit City Group Common Stock, $0.50 par value; 350,000,000 shares authorized;
      208,823,000 shares issued and outstanding (207,020,000 in 2001)..................        104,411               103,510
   CarMax Group Common Stock, $0.50 par value; 175,000,000 shares authorized;
      36,851,000 shares issued and outstanding (25,639,000 in 2001)....................         18,426                12,820
   Capital in excess of par value......................................................        810,047               642,838
   Retained earnings...................................................................      1,801,554             1,597,315
                                                                                            --------------------------------

   TOTAL STOCKHOLDERS' EQUITY..........................................................      2,734,438             2,356,483
                                                                                            --------------------------------
   Commitments and contingent liabilities [NOTES 1, 8, 9, 13 , 14 AND 15]

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................     $4,539,386            $3,871,333
                                                                                            ================================

See accompanying notes to consolidated financial statements.


                                 Page 58 of 130


                            CIRCUIT CITY STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Years Ended February 28 or 29
(Amounts in thousands)                                                              2002             2001             2000
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net earnings............................................................     $  218,795        $ 160,802        $ 197,590
   Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
      Loss from discontinued operations [NOTE 15]..........................              -                -           16,215
      Loss on disposal of discontinued operations [NOTE 15]................              -                -          114,025
      Depreciation and amortization........................................        150,711          153,090          148,164
      Unearned compensation amortization of restricted stock...............         15,678           11,365           12,096
      Loss on disposition of property and equipment........................         13,735            4,674               17
      Provision for deferred income taxes..................................         31,166           19,765           43,053
      Changes in operating assets and liabilities, net of effects from business acquisitions:
         (Increase) decrease in net accounts receivable and retained
           interests in securitized receivables............................       (140,766)           7,541          (18,922)
         Decrease (increase) in inventory..................................        124,337          (67,655)        (184,507)
         Decrease (increase) in prepaid expenses and other current assets..         16,312          (41,426)          81,316
         (Increase) decrease in other assets...............................           (720)           1,012              240
         Increase (decrease) in accounts payable, accrued expenses and
           other current liabilities and accrued income taxes..............        336,774          (64,193)         244,559
         Increase (decrease) in deferred revenue and other liabilities.....         71,186          (17,855)         (15,565)
                                                                                --------------------------------------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES
      OF CONTINUING OPERATIONS.............................................        837,208          167,120          638,281
                                                                                --------------------------------------------
INVESTING ACTIVITIES:
   Cash used in business acquisitions......................................              -           (1,325)         (34,849)
   Purchases of property and equipment.....................................       (213,997)        (285,556)        (222,268)
   Proceeds from sales of property and equipment, net......................        187,426          115,695          100,151
                                                                                --------------------------------------------

   NET CASH USED IN INVESTING ACTIVITIES
      OF CONTINUING OPERATIONS.............................................        (26,571)        (171,186)        (156,966)
                                                                                --------------------------------------------
FINANCING ACTIVITIES:
   Proceeds from (payments on) short-term debt, net........................          9,037           (1,805)          (5,011)
   Principal payments on long-term debt [NOTE 4]...........................       (132,388)        (178,060)          (2,707)
   Issuances of Circuit City Group Common Stock, net.......................         17,920           26,912            6,942
   Issuances of CarMax Group Common Stock, net.............................         (1,958)            (263)           1,914
   Proceeds from CarMax Group Common Stock offering, net [NOTE 1]..........        139,546                -                -
   Dividends paid on Circuit City Group Common Stock.......................        (14,556)         (14,346)         (14,207)
                                                                                --------------------------------------------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
      OF CONTINUING OPERATIONS.............................................         17,601         (167,562)         (13,069)
                                                                                --------------------------------------------

CASH USED IN DISCONTINUED OPERATIONS [NOTE 15].............................        (22,837)         (26,174)         (90,193)
                                                                                --------------------------------------------

Increase (decrease) in cash and cash equivalents...........................        805,401         (197,802)         378,053
Cash and cash equivalents at beginning of year.............................        446,131          643,933          265,880
                                                                                --------------------------------------------

Cash and cash equivalents at end of year...................................     $1,251,532        $ 446,131        $ 643,933
                                                                                ============================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID (RECEIVED)
 DURING THE YEAR FOR:
   Interest................................................................     $    8,929        $  25,336        $  34,389
   Income taxes............................................................     $  (42,575)       $ 117,366        $  14,908

See accompanying notes to consolidated financial statements.

                                 Page 59 of 130


                            CIRCUIT CITY STORES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                  Shares Outstanding       Common Stock      Capital In
                                                 Circuit City  CarMax  Circuit City  CarMax   Excess of   Retained
(Amounts in thousands except per share data)         Group     Group      Group      Group    Par Value   Earnings     Total
------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 1, 1999..........................  100,820    23,116   $ 50,410   $11,558   $575,686   $1,267,476  $1,905,130
   Effect of two-for-one stock split..............  100,820         -     50,410         -    (50,410)           -           -
   Net earnings...................................        -         -          -         -          -      197,590     197,590
   Exercise of common stock options [NOTE 6]......    2,864     2,027      1,432     1,014     34,232            -      36,678
   Shares issued under employee
      stock purchase plans [NOTE 6]...............      502       506        251       253     21,547            -      22,051
   Shares issued under the stock
      incentive plans [NOTE 6]....................      346        30        173        15     13,996            -      14,184
   Tax benefit from stock issued..................        -         -          -         -     32,459            -      32,459
   Shares cancelled upon reacquisition by Company.   (1,484)      (65)      (742)      (33)   (52,173)           -     (52,948)
   Unearned compensation-restricted stock.........        -         -          -         -      1,237            -       1,237
   Cash dividends-Circuit City Group Common
      Stock ($0.07 per share).....................        -         -          -         -          -      (14,207)    (14,207)
                                                   ---------------------------------------------------------------------------

BALANCE AT FEBRUARY 29, 2000......................  203,868    25,614    101,934    12,807    576,574    1,450,859   2,142,174
   Net earnings...................................        -         -          -         -          -      160,802     160,802
   Exercise of common stock options [NOTE 6]......    1,526        56        763        28     35,391            -      36,182
   Shares issued under employee
      stock purchase plans [NOTE 6]...............      862         -        431         -     16,119            -      16,550
   Shares issued under the stock
      incentive plans [NOTE 6]....................    1,486         -        743         -     31,912            -      32,655
   Tax benefit from stock issued..................        -         -          -         -     29,839            -      29,839
   Shares cancelled upon reacquisition by Company.     (722)      (31)      (361)      (15)   (32,774)           -     (33,150)
   Unearned compensation-restricted stock.........        -         -          -         -    (14,223)           -     (14,223)
   Cash dividends-Circuit City Group Common
      Stock ($0.07 per share).....................        -         -          -         -          -      (14,346)    (14,346)
                                                   ---------------------------------------------------------------------------


BALANCE AT FEBRUARY 28, 2001......................  207,020    25,639    103,510    12,820    642,838    1,597,315   2,356,483
   Net earnings...................................        -         -          -         -          -      218,795     218,795
   Sale of CarMax Group Common Stock [NOTE 1].....        -     9,517          -     4,758    134,788            -     139,546
   Exercise of common stock options [NOTE 6]......      541     1,941        270       971      9,669            -      10,910
   Shares issued under employee
      stock purchase plans [NOTE 6]...............      867         -        434         -     11,627            -      12,061
   Shares issued under the stock
      incentive plans [NOTE 6]....................    1,068         2        534         1     13,605            -      14,140
   Tax benefit from stock issued..................        -         -          -         -      2,530            -       2,530
   Shares cancelled upon reacquisition by Company.     (673)     (248)      (337)     (124)   (17,995)           -     (18,456)
   Unearned compensation-restricted stock.........        -         -          -         -     12,985            -      12,985
   Cash dividends-Circuit City Group Common
      Stock ($0.07 per share).....................        -         -          -         -          -      (14,556)    (14,556)
                                                   ---------------------------------------------------------------------------


BALANCE AT FEBRUARY 28, 2002......................  208,823    36,851   $104,411   $18,426   $810,047   $1,801,554  $2,734,438
                                                  ============================================================================


See accompanying notes to consolidated financial statements.

                            CIRCUIT CITY STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.    Basis of Presentation

         The common stock of Circuit City Stores, Inc. consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock is intended to reflect the performance of the Circuit City stores and related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The CarMax Group Common Stock is intended to reflect the performance of the CarMax stores and related operations. The reserved CarMax Group shares are not outstanding CarMax Group Common Stock. Therefore, net earnings attributed to the reserved CarMax Group shares are included in the net earnings and earnings per share attributed to the Circuit City Group Common Stock and not in the earnings per share attributed to the CarMax Group Common Stock.

         During the second quarter of fiscal 2002, Circuit City Stores completed the public offering of 9,516,800 shares of CarMax Group Common Stock. The shares sold in the offering were shares of CarMax Group Common Stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The net proceeds of $139.5 million from the offering were allocated to the Circuit City Group to be used for general purposes of the Circuit City business, including remodeling of Circuit City Superstores. As of February 28, 2002, 65,923,200 shares of CarMax Group Common Stock were reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock.

         Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.1 percent of the total outstanding and reserved shares of CarMax Group Common Stock at February 28, 2002; 74.6 percent at February 28, 2001; and 74.7 percent at February 29, 2000. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the Securities and Exchange Commission.

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

         The financial statements of the Company reflect each Group's business as well as the allocation of the Company's assets, liabilities, expenses and cash flows between the Groups in accordance with the policies adopted by the board of directors. These policies may be modified or rescinded, or new policies may be adopted, at the sole discretion of the board of directors, although the board of directors has no present plans to do so. These management and allocation policies include the following:

         (A)  Financial Activities:

         Most financial activities are managed by the Company on a centralized basis. Such financial activities include the investment of surplus cash and the issuance and repayment of short-term and long-term debt. Debt of the Company is either allocated between the Groups (pooled debt) or is allocated in its entirety to one Group. The pooled debt bears interest at a rate based on the average pooled debt balance. Expenses related to increases in pooled debt are reflected in the weighted average interest rate of such pooled debt.

         (B)  Corporate General and Administrative Costs:

         Corporate general and administrative costs and other shared services generally have been allocated to the Groups based upon utilization of such services by each Group. Where determinations based on utilization alone have been impractical, other methods and criteria are used that management believes are equitable and provide a reasonable estimate of the costs attributable to each Group.

         (C)  Income Taxes:

         The Groups are included in the consolidated federal income tax return and in certain state tax returns filed by the Company. Accordingly, the financial statement provision and the related tax payments or refunds are reflected in each Group's financial statements in accordance with the Company's tax allocation policy for the Groups. In general, this policy provides that the consolidated tax provision and related tax payments or refunds are allocated between the Groups based principally upon the financial income, taxable income, credits and other amounts directly related to each Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits.

2.     Summary of Significant Accounting Policies


         (A) Principles Of Consolidation:

         The consolidated financial statements include the accounts of the Circuit City Group and the CarMax Group, which combined comprise all accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

         (B) Cash and Cash Equivalents:

         Cash equivalents of $1.22 billion at February 28, 2002, and $408.8 million at February 28, 2001, consist of highly liquid debt securities with original maturities of three months or less.

         (C) Securitizations:

         The Company enters into securitization transactions, which allow for the sale of credit card and automobile loan receivables to qualified special purpose entities which, in turn, issue asset-backed securities to third-party investors. On April 1, 2001, the Company adopted Statement of Financial
Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaced SFAS No. 125 and applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on the financial position, results of operations or cash flows of the Company. Transfers of financial assets that qualify as sales under SFAS No. 140 are accounted for as off-balance sheet securitizations. The Company may retain interest-only strips, one or more subordinated tranches, residual interests in a securitization trust, servicing rights and a cash reserve account, all of which are retained interests in the securitized receivables. These retained interests are carried at fair value as determined by the present value of expected future cash flows using management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk. The changes in fair value of retained interests are included in earnings.

         (D) Fair Value of Financial Instruments:

         The carrying value of the Company's cash and cash equivalents, credit card, automobile loan and other receivables, accounts payable, short-term borrowings and long-term debt approximates fair value. The Company's retained interests in securitized receivables and derivative financial instruments are recorded on the consolidated balance sheets at fair value.

         (E) Inventory:

         Circuit City inventory is comprised of finished goods held for sale and is stated at the lower of cost or market. CarMax inventory is comprised primarily of vehicles held for sale or for reconditioning and is stated at the lower of cost or market. Cost is determined by the average cost method for Circuit City's inventory and by specific identification for CarMax's vehicle inventory. Parts and labor used to recondition vehicles, as well as transportation and other incremental expenses associated with acquiring and reconditioning vehicles, are included in CarMax's inventory.

         (F) Property and Equipment:

         Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets' estimated useful lives. Property held under capital lease is stated at the lower of the present value of the minimum lease payments at the inception of the lease or market value and is amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is shorter.

         (G) Computer Software Costs:

         External direct costs of materials and services used in the development of internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software are capitalized. Amounts capitalized are amortized on a straight-line basis over a period of three to five years.

         (H) Impairment of Long-Lived Assets:

         The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. When the Company closes a location, the estimated unrecoverable costs are charged to selling, general and administrative expenses. Such costs include the estimated loss on the sale of land and buildings, the book value of abandoned fixtures, equipment and leasehold improvements and a provision for the present value of future lease obligations, less estimated sublease income.

         (I) Store Opening Expenses:

         Costs  relating  to  store   openings,   including   organization   and
pre-opening costs, are expensed as incurred.

         (J) Income Taxes:

         Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, measured by applying currently enacted tax laws. The Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized.

         (K) Revenue Recognition:

         The Company recognizes revenue when the earnings process is complete, generally at either the time of sale to a customer or upon delivery to a customer. Circuit City sells extended warranty contracts on behalf of unrelated third parties. The contracts extend beyond the normal manufacturer's warranty period, usually with terms (including the manufacturer's warranty period) from 12 to 60 months. Because third parties are the primary obligors under these contracts, commission revenue for the unrelated third-party extended warranty plans is recognized at the time of sale.

         CarMax also sells extended warranties on behalf of unrelated third parties. These warranties usually have terms of coverage from 12 to 72 months. Because third parties are the primary obligors under these warranties, commission revenue is recognized at the time of sale, net of a provision for estimated customer returns of the warranties.

         (L) Deferred Revenue:

         Circuit City sells its own extended warranty contracts that extend beyond the normal manufacturer's warranty period, usually with terms (including the manufacturer's warranty period) from 12 to 60 months. As Circuit City is the primary obligor on its own contracts, all revenue from the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Incremental direct costs related to the sale of contracts are deferred and charged to expense in proportion to the revenue recognized.

         (M) Selling, General and Administrative Expenses:

         Profits generated by the Company's finance operations, fees received for arranging customer automobile financing through third parties and interest income are recorded as reductions to selling, general and administrative expenses.

         (N) Advertising Expenses:

         All advertising costs are expensed as incurred.

         (O) Net Earnings (Loss) Per Share:

         Basic net earnings (loss) per share attributed to Circuit City Group Common Stock is computed by dividing net earnings (loss) attributed to Circuit City Group Common Stock, including earnings attributed to the reserved CarMax Group shares, by the weighted average number of shares of Circuit City Group Common Stock outstanding. Diluted net earnings (loss) per share attributed to Circuit City Group Common Stock is computed by dividing net earnings (loss) attributed to Circuit City Group Common Stock, including earnings attributed to the reserved CarMax Group shares, by the sum of the weighted average number of shares of Circuit City Group Common Stock outstanding and dilutive potential Circuit City Group Common Stock.

         Basic net earnings per share attributed to CarMax Group Common Stock is computed by dividing net earnings attributed to the outstanding CarMax Group Common Stock by the weighted average number of shares of CarMax Group Common Stock outstanding. Diluted net earnings per share attributed to CarMax Group Common Stock is computed by dividing net earnings attributed to the outstanding CarMax Group Common Stock by the sum of the weighted average number of shares of CarMax Group Common Stock outstanding and dilutive potential CarMax Group Common Stock.

         (P) Stock-Based Compensation:

         The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees," and provides the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation."

         (Q) Derivative Financial Instruments:

         In connection with securitization activities, the Company enters into interest rate swap agreements to manage exposure to interest rates and to more closely match funding costs to the use of funding. The Company also enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on March 1, 2001. SFAS No. 133 requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheets at fair value. The adoption of SFAS No. 133 did not have a material impact on the financial position, results of operations or cash flows of the Company. The changes in fair value of derivative instruments are included in earnings.

         (R) Risks and Uncertainties:

         Circuit City is a leading national retailer of brand-name consumer electronics, personal computers and entertainment software. The diversity of Circuit City's products, customers, suppliers and geographic operations reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition, sources of supply or markets. It is unlikely that any one event would have a severe impact on the Company's operating results.

         CarMax is a used- and new-car retail business. The diversity of CarMax's customers and suppliers reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or sources of supply. However, because of CarMax's limited overall size, management cannot assure that unanticipated events will not have a negative impact on the Company.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

         (S) Reclassifications:

         Certain prior year amounts have been reclassified to conform to the current presentation. CarMax's wholesale sales have been reclassified and reported in net sales and operating revenues for all periods presented including the quarterly financial data disclosed in Note 18. In previous periods, wholesale sales were recorded as a reduction to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $325.5 million in fiscal 2002, $253.4 million in fiscal 2001 and $181.2 million in fiscal 2000. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales by $9.1 million in fiscal 2002, $7.4 million in fiscal 2001 and $4.8 million in fiscal 2000.

3.     Property and Equipment


         Property and equipment, at cost, at February 28 is summarized as follows:

 (Amounts in thousands)                            2002         2001
----------------------------------------------------------------------
Land and buildings (20 to 25 years).........  $   70,283    $  178,042
Land held for sale..........................      11,521        30,730
Land held for development...................       8,021         4,285
Construction in progress....................      79,851        58,659
Furniture, fixtures and equipment
   (3 to 8 years)...........................     871,291       874,367
Leasehold improvements
   (10 to 15 years).........................     680,701       619,782
Capital leases, primarily buildings
   (20 years)...............................      12,406        12,471
                                              ------------------------
                                               1,734,074     1,778,336
Less accumulated depreciation and
   amortization.............................     880,296       789,389
                                              ------------------------
Property and equipment, net.................  $  853,778    $  988,947
                                              ========================


         Land held for development is land owned for future sites that are scheduled to open more than one year beyond the fiscal year reported.


4.     Debt

         Long-term debt at February 28 is summarized as follows:

 (Amounts in thousands)                           2002         2001
----------------------------------------------------------------------
Term loans...................................   $100,000      $230,000
Industrial Development Revenue
   Bonds due through 2006 at various
   prime-based rates of interest
   ranging from 3.1% to 6.7%.................      3,717         4,400
Obligations under capital leases [NOTE 9]....     11,594        12,049
Note payable.................................        826         2,076
                                                ----------------------
Total long-term debt.........................    116,137       248,525
Less current installments....................    102,073       132,388
                                                ----------------------
Long-term debt, excluding current
   installments..............................   $ 14,064      $116,137
                                                ======================

         In July 1994, the Company entered into a seven-year, $100,000,000 unsecured bank term loan. The loan was restructured in August 1996 as a six-year, $100,000,000 unsecured bank term loan. Principal is due in full at maturity with interest payable periodically at LIBOR plus 0.40 percent. At February 28, 2002, the interest rate on the term loan was 2.25 percent. This term loan is due in July 2002 and was classified as a current liability at February 28, 2002. Although the Company has the ability to refinance this loan, it intends to repay the debt using existing working capital.

         In June 1996, the Company entered into a five-year, $130,000,000 unsecured bank term loan. Principal was due in full at maturity with interest payable periodically at LIBOR plus 0.35 percent. As scheduled, the Company used existing working capital to repay this term loan in June 2001.

         The Company maintains a multi-year, $150,000,000 unsecured revolving credit agreement with four banks. The agreement calls for interest based on both committed rates and money market rates and a commitment fee of 0.18 percent per annum. The agreement was entered into as of August 31, 1996, and expires on August 31, 2002. No amounts were outstanding under the revolving credit agreement at February 28, 2002 or 2001, and the Company does not plan to renew this agreement.

         The Industrial Development Revenue Bonds are collateralized by land, buildings and equipment with an aggregate carrying value of approximately $5,144,000 at February 28, 2002, and $6,243,000 at February 28, 2001.

         In November 1998, CarMax entered into a four-year, $5,000,000 unsecured promissory note. A portion of the principal amount is due annually with interest payable periodically at 8.25 percent. The outstanding balance at February 28, 2002, was $826,000 and was included in current installments of long-term debt.

         In December 2001, CarMax entered into an $8,450,000  secured promissory note in conjunction with the purchase of land for new store  construction.  This note is due in August 2002 and was classified as short-term debt at February 28, 2002.

         The scheduled aggregate annual principal payments on the Company's long-term obligations for the next five fiscal years are as follows: 2003 - $102,073,000; 2004 - $1,410,000; 2005 - $2,521,000; 2006 - $1,083,000; 2007-
$1,010,000.

         Under certain of the debt agreements, the Company must meet financial covenants relating to minimum tangible net worth, current ratios and debt-to-capital ratios. The Company was in compliance with all such covenants at February 28, 2002 and 2001.

         Short-term debt of the Company is funded through committed lines of credit and informal credit arrangements, as well as the revolving credit agreement. Other information regarding short-term financing and committed lines of credit is as follows:


                             Years Ended February 28
(Amounts in thousands)                             2002            2001
------------------------------------------------------------------------
Average short-term financing outstanding.....   $  2,256        $ 56,065
Maximum short-term financing outstanding.....   $  6,594        $363,199
Aggregate committed lines of credit..........   $195,000        $360,000

         The weighted average interest rate on the outstanding short-term debt was 4.4 percent during fiscal 2002, 6.8 percent during fiscal 2001 and 5.6 percent during fiscal 2000.

         The Company capitalizes interest in connection with the construction of certain facilities and software developed or obtained for internal use. Capitalized interest totaled $1,807,000 in fiscal 2002, $2,121,000 in fiscal 2001 and $3,420,000 in fiscal 2000.


5.     Income Taxes


         The Company files a consolidated federal income tax return. The components of the provision for income taxes on earnings from continuing operations are as follows:

                                                  Years Ended February 28 or 29
(Amounts in thousands)                              2002       2001        2000
--------------------------------------------------------------------------------
Current:
   Federal..................................     $  86,243    $69,832   $140,119
   State....................................        16,691     10,167     17,756
                                                 -------------------------------
                                                   102,934     79,999    157,875
                                                 -------------------------------
Deferred:
   Federal..................................        30,231     17,999     41,762
   State....................................           935        557      1,291
                                                 -------------------------------
                                                    31,166     18,556     43,053
                                                 -------------------------------
Provision for income taxes..................     $ 134,100    $98,555   $200,928
                                                 ===============================


         The effective income tax rate differed from the federal statutory income tax rate as follows:

                                                 Years Ended February 28 or 29
                                                 2002         2001       2000
------------------------------------------------------------------------------
Federal statutory income tax rate...........     35%          35%         35%
State and local income taxes,
   net of federal benefit...................      3            3           3
                                                 -----------------------------
Effective income tax rate...................     38%          38%         38%
                                                 =============================

         In accordance with SFAS No. 109, the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at February 28 are as follows:


(Amounts in thousands)                             2002         2001
----------------------------------------------------------------------
Deferred tax assets:
   Accrued expenses..........................   $ 68,018      $ 48,126
   Other.....................................      8,826         7,546
                                                ----------------------
      Total gross deferred tax assets........     76,844        55,672
                                                ----------------------
Deferred tax liabilities:
   Deferred revenue..........................     75,079        32,825
   Depreciation and amortization.............     39,738        46,338
   Securitized receivables...................     59,342        51,519
    Inventory................................     26,595        16,376
   Prepaid expenses..........................     11,582        12,417
   Other.....................................      3,102         3,625
                                                ----------------------
      Total gross deferred tax liabilities...    215,438       163,100
                                                ----------------------
Net deferred tax liability...................   $138,594      $107,428
                                                ======================

         Based on the Company's historical and current pretax earnings, management believes the amount of gross deferred tax assets will more likely than not be realized through future taxable income; therefore, no valuation allowance is necessary.


6.     Common Stock and Stock-Based Incentive Plans

         (A) Voting Rights:

         The holders of both series of common stock and any series of preferred stock outstanding and entitled to vote together with the holders of common stock will vote together as a single voting group on all matters on which common shareholders generally are entitled to vote other than a matter on which the common stock or either series thereof or any series of preferred stock would be entitled to vote as a separate voting group. On all matters on which both series of common stock would vote together as a single voting group, (i) each outstanding share of Circuit City Group Common Stock shall have one vote and
(ii) each outstanding share of CarMax Group Common Stock shall have a number of votes based on the weighted average ratio of the market value of a share of CarMax Group Common Stock to a share of Circuit City Group Common Stock. If shares of only one series of common stock are outstanding, each share of that series shall be entitled to one vote. If either series of common stock is entitled to vote as a separate voting group with respect to any matter, each share of that series shall, for purposes of such vote, be entitled to one vote on such matter.

         (B) Shareholder Rights Plan:

         In conjunction with the Company's Shareholder Rights Plan as amended and restated, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Circuit City Group Common Stock and CarMax Group Common Stock. The rights are exercisable only upon the attainment of, or the commencement of a tender offer to attain, a specified ownership interest in the Company by a person or group. When exercisable, each Circuit City Group right would entitle the holder to buy one eight-hundredth of a share of Cumulative Participating Preferred Stock, Series E, $20 par value, at an exercise price of $125 per share, subject to adjustment. Each CarMax Group right, when exercisable, would entitle the holder to buy one four-hundredth of a share of Cumulative Participating Preferred Stock, Series F, $20 par value, at an exercise price of $100 per share, subject to adjustment. A total of 1,000,000 shares of such preferred stock, which have preferential dividend and liquidation rights, have been designated. No such shares are outstanding. In the event that an acquiring person or group acquires the specified ownership percentage of the Company's common stock (except pursuant to a cash tender offer for all outstanding shares determined to be fair by the board of directors) or engages in certain transactions with the Company after the rights become exercisable, each right will be converted into a right to purchase, for half the current market price at that time, shares of the related Group stock valued at two times the exercise price. The Company also has 1,000,000 shares of undesignated preferred stock authorized of which no shares are outstanding.

         (C) Restricted Stock:

         The Company has issued restricted stock under the provisions of the 1994 Stock Incentive Plan whereby management and key employees are granted restricted shares of Circuit City Group Common Stock or CarMax Group Common Stock. Shares are awarded in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions or forfeitures. Restrictions on the awards generally expire three to seven years from the date of grant. Total restricted stock awards of 1,063,366 shares of Circuit City Group Common Stock and 2,100 shares of CarMax Group Common Stock were granted to eligible employees in fiscal 2002. In fiscal 2001, 1,483,358 restricted shares of Circuit City Group Common Stock were granted, including approximately 1,047,000 shares granted as a one-for-one replacement for cancelled options that were originally granted on June 13, 2000. Options held by senior management were excluded from this replacement grant. Approximately 782,000 shares of the replacement grant vest two-and-one-half years from the date of grant, and the remaining 265,000 shares vest four to five years from the grant date with accelerated vesting if certain performance factors are met. The market value at the date of grant of all shares granted has been recorded as unearned compensation and is a component of stockholders' equity. Unearned compensation is expensed over the restriction periods. In fiscal 2002, a total of $15,678,100 was charged to operations ($11,364,700 in fiscal 2001 and $12,095,900 in fiscal
2000). As of February 28, 2002, 2,317,348 restricted shares of Circuit City Group Common Stock and 27,100 restricted shares of CarMax Group Common Stock were outstanding.

         (D) Stock Incentive Plans:

         Under the Company's stock incentive plans, nonqualified stock options may be granted to management, key employees and outside directors to purchase shares of Circuit City Group Common Stock or CarMax Group Common Stock. The exercise price for nonqualified options is equal to, or greater than, the market value at the date of grant. Options generally are exercisable over a period from one to 10 years from the date of grant. The Company has authorized 29,765,000 shares of Circuit City Group Common Stock and 9,750,000 shares of CarMax Group Common Stock to be issued as either options or restricted stock grants. At February 28, 2002, 7,736,657 shares of Circuit City Group Common Stock and 1,150,779 shares of CarMax Group Common Stock were available for issuance of options or restricted stock grants. The number of shares available for issuance at February 28, 2001, was 12,053,254 for the Circuit City Group and 2,615,227 for the CarMax Group.

         (E) Employee Stock Purchase Plans:

         The Company has employee stock purchase plans for all employees meeting certain eligibility criteria. Under the Circuit City Group plan and the CarMax Group plan, eligible employees may, subject to certain limitations, purchase shares of Circuit City Group Common Stock or CarMax Group Common Stock. For each $1.00 contributed by employees under the plans, the Company matches $0.15. Purchases are limited to 10 percent of an employee's eligible compensation, up to a maximum of $7,500 per year. The Company has authorized 15,500,000 shares of Circuit City Group Common Stock and 2,000,000 shares of CarMax Group Common Stock for purchase under the plans. At February 28, 2002, a total of 1,635,207 shares remained available under the Circuit City Group plan and 397,717 shares remained available under the CarMax Group plan. During fiscal 2002, 866,524 shares of Circuit City Group Common Stock were issued to or purchased on the open market on behalf of employees (862,315 shares in fiscal 2001 and 501,984 shares in fiscal 2000), and 183,902 shares of CarMax Group Common Stock were issued to or purchased on the open market on behalf of employees (477,094 in fiscal 2001 and 580,000 in fiscal 2000). The average price per share of Circuit City Group Common Stock purchased under the plan was $17.59 in fiscal 2002, $29.93 in fiscal 2001 and $41.70 in fiscal 2000. The average price per share of CarMax Group Common Stock purchased under the plan was $17.13 in fiscal 2002, $4.18 in fiscal 2001 and $3.68 in fiscal 2000. The Company match totaled $2,251,500 in fiscal 2002, $2,766,500 in fiscal 2001 and $2,903,800 in fiscal
2000.

         (F) 401(k) Plan:

         Effective August 1, 1999, the Company began sponsoring a 401(k) Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees can contribute up to 15 percent of their salaries, and the Company matches a portion of those employee contributions. The Company's expense for this plan was $4,349,000 in fiscal 2002, $4,682,000 in fiscal 2001 and $2,475,000 in fiscal 2000.

                                 Page 68 of 130

 TABLE 1                                             2002                         2001                           2000
---------------------------------------------------------------------------------------------------------------------------------
                                                      Weighted Average            Weighted Average               Weighted Average
(Shares in thousands)                        Shares    Exercise Price     Shares   Exercise Price        Shares   Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
Circuit City Group:
Outstanding at beginning of year........     8,720        $28.59            7,380        $25.07           8,894      $18.25
Granted.................................     4,423         12.80            4,280         34.80           1,564       40.75
Exercised...............................      (541)        15.45           (1,526)        23.64          (2,864)      12.65
Cancelled...............................      (611)        23.96           (1,414)        34.25            (214)      22.06
                                            ------                         ------                         -----
Outstanding at end of year..............    11,991        $23.60            8,720        $28.60           7,380      $25.07
                                            ======                         ======                         =====
Options exercisable at end of year.          4,346        $25.33            3,158        $21.86           1,258      $13.89
                                            ======                         ======                         =====
CarMax Group:
Outstanding at beginning of year........     4,107        $ 3.16            3,324        $ 3.87           4,380      $ 1.77
Granted.................................     1,659          4.94            1,281          1.70           1,132        5.89
Exercised...............................    (1,941)         1.32              (56)         0.22          (2,027)       0.22
Cancelled...............................      (194)         5.95             (442)         4.67            (161)       6.94
                                            ------                         ------                         -----
Outstanding at end of year..............     3,631        $ 4.81            4,107        $ 3.16           3,324      $ 3.87
                                            ======                         ======                         =====
Options exercisable at end of year......       821        $ 6.85            1,943        $ 2.94           1,203      $ 2.54
                                            ======                         ======                         =====



TABLE 2                                                  Options Outstanding                          Options Exercisable
------------------------------------------------------------------------------------------------------------------------------
                                                         Weighted Average
(Shares in thousands)                         Number         Remaining    Weighted Average       Number       Weighted Average
Range of Exercise Prices                    Outstanding  Contractual Life  Exercise Price      Exercisable     Exercise Price
------------------------------------------------------------------------------------------------------------------------------
Circuit City Group:
$  9.94 to 12.45..........................     3,896           6.9            $12.41                 96            $11.32
  13.25 to 17.93..........................     1,634           3.8             15.13              1,067             15.43
  18.00 to 27.95..........................     1,243           3.0             20.18              1,037             19.86
  29.50...................................     1,000           0.1             29.50              1,000             29.50
  30.48 to 43.03 .........................     4,218           5.7             36.82              1,146             37.03
                                             -------                                             ------
Total ....................................    11,991           5.1            $23.60              4,346            $25.33
                                             =======                                             ======
CarMax Group:
$  1.63...................................       962           5.0            $ 1.63                193            $ 1.63
   3.22 to  4.89..........................     1,648           5.9              4.82                 25              3.66
   6.06 to  9.06..........................       794           4.2              6.37                387              6.51
   9.19 to 14.00..........................       141           2.9             11.09                136             11.02
  15.00 to 22.47..........................        86           2.5             15.42                 80             15.08
                                             -------                                             ------
Total ....................................     3,631           5.1            $ 4.81                821            $ 6.85
                                             =======                                             ======

         The Company's stock option activity is summarized in Table 1 above. Table 2 above summarizes information about stock options outstanding as of February 28, 2002.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123, the net earnings and net earnings per share attributed to the Circuit City Group and the net earnings and net earnings per share attributed to the CarMax Group would have changed to the pro forma amounts indicated in the following table on the following page. In accordance with the transition provisions of SFAS No. 123, the pro forma amounts reflect options with grant dates subsequent to March 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented because compensation cost is reflected over the options' vesting periods and compensation cost of options granted prior to March 1, 1995, is not considered. The pro forma effect on fiscal year 2002 may not be representative of the pro forma effects on net earnings for future years.

                                 Page 69 of 130


(Amounts in thousands                             Years Ended February 28 or 29
except per share data)                             2002         2001       2000
----------------------------------------------------------------------------------
Circuit City Group:

Earnings from continuing operations:
   As reported..............................    $190,799      $149,247    $327,574
   Pro forma................................     174,654       136,957     319,337
Net earnings:
   As reported..............................    $190,799      $149,247    $197,334
   Pro forma................................     174,654       136,957     189,097
Earnings per share from continuing operations:
   Basic - as reported......................    $   0.93      $   0.73    $   1.63
   Basic - pro forma........................        0.85          0.67        1.59
   Diluted - as reported....................    $   0.92      $   0.73    $   1.60
   Diluted - pro forma......................        0.84          0.67        1.56
Net earnings per share:
   Basic - as reported......................    $   0.93      $   0.73    $   0.98
   Basic - pro forma........................        0.85          0.67        0.94
   Diluted - as reported....................    $   0.92      $   0.73    $   0.96
   Diluted - pro forma......................        0.84          0.67        0.93

CarMax Group:

Net earnings:
   As reported..............................    $ 27,996      $ 11,555    $    256
   Pro forma................................      27,522        11,345          75
Net earnings per share:
   Basic - as reported......................    $   0.87      $   0.45    $   0.01
   Basic - pro forma........................        0.86          0.44        0.00
   Diluted - as reported....................    $   0.82      $   0.43    $   0.01
   Diluted - pro forma......................        0.81          0.42        0.00


         For the purpose of computing the pro forma amounts indicated on the previous page, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:


                                                 2002       2001       2000
----------------------------------------------------------------------------

Circuit City Group:
Expected dividend yield......................   0.6%       0.2%        0.2%
Expected stock volatility....................    62%        49%         38%
Risk-free interest rates.....................     5%         6%          6%
Expected lives (in years)....................     5          5           5

CarMax Group:
Expected dividend yield......................     -          -           -
Expected stock volatility....................    79%        71%         62%
Risk-free interest rates.....................     5%         7%          6%
Expected lives (in years)....................     4          4           4

         Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted for the Circuit City Group was $7 per share in fiscal 2002, $17 per share in fiscal 2001 and $17 per share in fiscal 2000; and for the CarMax Group, $3 per share in fiscal 2002, $1 per share in fiscal 2001 and $3 per share in fiscal 2000.

                                 Page 70 of 130

7.    Earnings Per Share

         Reconciliations of the numerator and denominator of basic and diluted earnings per share are presented below.

 (Amounts in thousands                          Years Ended February 28 or 29
except per share data)                          2002         2001        2000
--------------------------------------------------------------------------------
Circuit City Group:
Weighted average common shares............    205,501      203,774      201,345
Dilutive potential common shares:
   Options................................        773          885        2,145
   Restricted stock.......................        821        1,171          831
                                             ----------------------------------
Weighted average common shares
   and dilutive potential common shares...    207,095      205,830      204,321
                                             ==================================
Earnings from continuing operations
   available to common shareholders.......   $190,799     $149,247     $327,574
                                             ==================================
Basic earnings per share
   from continuing operations.............   $   0.93     $   0.73     $   1.63
                                             ==================================
Diluted earnings per share
   from continuing operations.............   $   0.92     $   0.73     $   1.60
                                             ==================================
CarMax Group:
Weighted average common shares............     32,140       25,554       23,778
Dilutive potential common shares:
   Options................................      1,949        1,332        1,814
   Restricted stock.......................         33           94          196
                                             ----------------------------------
Weighted average common shares
   and dilutive potential common shares...     34,122       26,980       25,788
                                             ==================================
Net earnings available to common
   shareholders...........................   $ 27,996     $ 11,555     $    256
                                             ==================================
Basic net earnings per share..............   $   0.87     $   0.45     $   0.01
                                             ==================================
Diluted net earnings per share............   $   0.82     $   0.43     $   0.01
                                             ==================================

         Certain options were outstanding and not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 5,253,600 shares of Circuit City Group Common Stock with exercise prices ranging from $26.15 to $43.03 per share were outstanding and not included in the calculation at the end of fiscal 2002; 8,469,700 shares with exercise prices ranging from $14.75 to $47.53 per share at the end of fiscal 2001; and 2,900 shares with exercise prices ranging from $43.03 to $47.53 per share at the end of fiscal 2000. All options to purchase shares of CarMax Group Common Stock were included in the calculation at the end of fiscal 2002; options to purchase 1,357,200 shares with exercise prices ranging from $6.06 to $16.31 per share were not included at the end of fiscal 2001; and 1,685,400 shares with exercise prices ranging from $3.90 to $16.31 per share were not included at the end of the fiscal 2000.

8.    Pension Plans

         The Company has a noncontributory defined benefit pension plan covering the majority of full-time employees who are at least age 21 and have completed one year of service. The cost of the program is being funded currently. Plan benefits generally are based on years of service and average compensation. Plan assets consist primarily of equity securities and included 160,000 shares of Circuit City Group Common Stock at February 28, 2002 and 2001. Company contributions were $8,883,000 in fiscal 2002, $15,733,000 in fiscal 2001 and $12,123,000 in fiscal 2000.

         The following tables set forth the pension plan's financial status and amounts recognized in the consolidated balance sheets as of February 28:

 (Amounts in thousands)                           2002          2001
----------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year......   $155,749      $113,780
Service cost.................................     16,673        14,142
Interest cost................................     11,621         9,045
Actuarial loss...............................      5,606        21,776
Benefits paid................................     (5,651)       (2,994)
                                                ----------------------
Benefit obligation at end of year............   $183,998      $155,749
                                                ======================
                                 Page 71 of 130

Change in plan assets:
Fair value of plan assets at beginning
  of year....................................   $134,425      $132,353
Actual return on plan assets.................     (7,618)      (10,667)
Employer contributions.......................      8,883        15,733
Benefits paid................................     (5,651)       (2,994)
                                                ----------------------
Fair value of plan assets at end of year.....   $130,039      $134,425
                                                ======================

Reconciliation of funded status:
Funded status................................   $(53,958)     $(21,324)
Unrecognized actuarial loss..................     42,933        16,961
Unrecognized transitional asset..............          -          (202)
Unrecognized prior service benefit...........       (142)         (285)
                                                ----------------------
Net amount recognized........................   $(11,167)     $ (4,850)
                                                ======================

The components of net pension expense were as follows:

                                               Years Ended February 28 or 29
(Amounts in thousands)                        2002         2001          2000
------------------------------------------------------------------------------
Service cost............................    $16,673      $14,142      $ 14,678
Interest cost...........................     11,621        9,045         7,557
Expected return on plan assets..........    (12,951)      (11,197)      (9,078)
Amortization of prior service cost......       (143)        (142)         (134)
Amortization of transitional asset......       (202)        (202)         (202)
Recognized actuarial loss (gain)........        202         (183)           87
                                            ----------------------------------
Net pension expense.....................    $15,200      $11,463      $ 12,908
                                            ==================================

Assumptions used in the accounting for the pension plan were:

                          Years Ended February 28 or 29
                                                2002         2001        2000
------------------------------------------------------------------------------
Weighted average discount rate..............    7.25%        7.50%       8.00%
Rate of increase in compensation levels:
   Circuit City Group.......................    6.00%        6.00%       6.00%
   CarMax Group.............................    7.00%        6.00%       6.00%
Expected rate of return on plan assets......    9.00%        9.00%       9.00%


         The Company also has an unfunded nonqualified plan that restores retirement benefits for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Company's pension plan. The projected benefit obligation under this plan was $18.0 million at February 28, 2002, and $12.8 million at February 28, 2001.

9.    Lease Commitments

         The Company conducts a substantial portion of its business in leased premises. The Company's lease obligations are based upon contractual minimum rates.

         Rental expense and sublease income for all operating leases are summarized as follows:


                                           Years Ended February 28 or 29
(Amounts in thousands)                     2002         2001         2000
----------------------------------------------------------------------------
Minimum rentals......................   $370,239      $352,315      $334,240
Rentals based on sales volume........        292         1,229         1,327
Sublease income......................    (17,914)      (15,333)      (16,425)
                                       -------------------------------------
Net rental expense...................   $352,617      $338,211      $319,142
                                       =====================================

         The Company computes rent based on a percentage of sales volumes in excess of defined amounts in certain store locations. Most of the Company's other leases are fixed-dollar rental commitments, with many containing rent escalations based on the Consumer Price Index. Most of the leases provide that the Company pay taxes, maintenance, insurance and operating expenses applicable to the premises.

         The initial term of most real property leases will expire within the next 20 years; however, most of the leases have options providing for renewal periods of five to 25 years at terms similar to the initial terms.

         Future minimum fixed lease obligations, excluding taxes, insurance and other costs payable directly by the Company, as of February 28, 2002, were:


                                                        Operating     Operating
(Amounts in thousands)                     Capital       Lease        Sublease
Fiscal                                     Leases     Commitments      Income
-------------------------------------------------------------------------------
2003....................................  $ 1,726     $  339,193    $ (17,868)
2004....................................    1,768        337,017      (15,656)
2005....................................    1,798        335,248      (13,601)
2006....................................    1,807        332,626      (11,925)
2007....................................    1,853        326,480       (9,439)
After 2007..............................   11,006      3,131,207      (33,374)
                                          -----------------------------------
Total minimum lease payments............   19,958     $4,801,771    $(101,863)
                                                     ========================
Less amounts representing interest......   (8,364)
                                          -------
Present value of net minimum capital
   lease payments [NOTE 4]..............  $11,594
                                          =======

         In fiscal 2002, the Company entered into sale-leaseback transactions with unrelated parties at an aggregate selling price of $150,888,000 ($61,526,000 in fiscal 2001 and $36,795,000 in fiscal 2000). Gains or losses on sale-leaseback transactions are deferred and amortized over the term of the leases. The Company does not have continuing involvement under sale-leaseback transactions.

         Non-appliance-related lease termination costs were $25.8 million in fiscal 2002, of which $13.7 million was related to current year relocations; $1.1 million in fiscal 2001; and $9.2 million in fiscal 2000.

10.    Supplemental Financial Statement Information

         (A) Advertising Expense:

         Advertising expense from continuing operations, which is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings, amounted to $409,281,000 (3.1 percent of net sales and operating revenues) in fiscal 2002, $467,786,000 (3.5 percent of net sales and operating revenues) in fiscal 2001 and $438,781,000 (3.4 percent of net sales and operating revenues) in fiscal 2000.

         (B) Finance Income:

         For the past three years, pretax finance operation income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                                 Years Ended February 28 or 29
(Amounts in millions)                             2002        2001       2000
------------------------------------------------------------------------------

Circuit City Group:

      Securitization income...............       $226.5      $198.8     $242.2
      Payroll and fringe expenses.........         41.6        43.0       46.8
      Other direct expenses...............         78.7        79.0       94.0
                                                ------------------------------
      Finance operation income............        106.2        76.8      101.4
                                                ------------------------------
CarMax Group:

      Securitization income...............         78.1        51.5       36.8
      Payroll and fringe expenses.........          5.7         4.2        3.4
      Other direct expenses...............          5.9         4.5        3.4
                                                ------------------------------
      Finance operation income............         66.5        42.8       30.0

      Third-party financing fees..........         15.7        11.5        9.8
                                                ------------------------------

      Total finance income................         82.2        54.3       39.8
                                                ------------------------------

Circuit City Stores, Inc.:

      Consolidated finance income.........       $188.4      $131.1     $141.2
                                                ==============================


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

11.    Securitizations

         (A) Credit Card Securitizations:

         Circuit City's finance operation enters into securitization transactions to finance its consumer revolving credit card receivables. In accordance with the isolation provisions of SFAS No. 140, special purpose subsidiaries were created in December 2001 for the sole purpose of facilitating these securitization transactions. Credit card receivables are sold to special purpose subsidiaries, which, in turn, transfer these receivables to securitization master trusts. Private-label credit card receivables are securitized through one master trust and MasterCard and VISA credit card (referred to as bankcard) receivables are securitized through a separate master trust. Each master trust periodically issues securities backed by the receivables in that master trust. For transfers of receivables that qualify as sales, Circuit City recognizes gains or losses as a component of the finance operation's profits, which are recorded as reductions to selling, general and administrative expenses. In these securitizations, Circuit City's finance operation continues to service the securitized receivables for a fee and the special purpose subsidiaries retain an undivided interest in the transferred receivables and hold various subordinated asset-backed securities that serve as credit enhancements for the asset-backed securities held by outside investors. Neither the private-label master trust agreement nor the bankcard master trust agreement provides for recourse to the Company for credit losses on the securitized receivables. Under certain of these securitization programs, Circuit City must meet financial covenants relating to minimum tangible net worth, minimum delinquency rates and minimum coverage of rent and interest expense.
Circuit City was in compliance with these covenants at February 28, 2002 and 2001.

         The total principal amount of credit card receivables managed was $2.85 billion at February 28, 2002, and $2.80 billion at February 28, 2001. Of these totals, the principal amount of receivables securitized was $2.80 billion at February 28, 2002, and $2.75 billion at February 28, 2001, and the principal amount of receivables held for sale was $49.2 million at the end of fiscal 2002 and $45.1 million at the end of fiscal 2001. At February 28, 2002, the unused capacity of the private label variable funding program was $22.9 million and the unused capacity of the bankcard variable funding program was $496.5 million. The aggregate amount of receivables that were 31 days or more delinquent was $198.4 million at February 28, 2002, and $192.3 million at February 28, 2001. The principal amount of losses net of recoveries totaled $262.8 million for the year ended February 28, 2002, and $229.9 million for the year ended February 28, 2001.

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

         The table below summarizes certain cash flows received from and paid to the securitization trusts:

                                                       Years Ended February 28
 (Amounts in thousands)                                 2002            2001
-------------------------------------------------------------------------------
Proceeds from new securitizations..................  $1,193,300      $1,092,500
Proceeds from collections reinvested
    in previous credit card securitizations........  $1,591,085      $1,730,511
Servicing fees received............................  $   51,777      $   52,044
Other cash flows received on retained interests*...  $  195,375      $  173,775

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

         Future finance income from securitized credit card receivables that exceeds the contractually specified investor returns and servicing fees (interest-only strips) is carried at fair value; amounted to $131.9 million at February 28, 2002, and $131.0 million at February 28, 2001. Gains of $167.8 million on sales of credit card receivables were recorded in fiscal 2002; gains of $176.2 million on sales of credit card receivables were recorded in fiscal 2001.

         The fair value of retained interests at February 28, 2002, was $394.5 million, with a weighted-average life ranging from 0.2 years to 1.8 years. The fair value of retained interests at February 28, 2001, was $246.1 million with a weighted average life ranging from 0.4 years to 3 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at February 28, 2002, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at February 28, 2002, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                    Impact on Fair     Impact on Fair
                                   Assumptions       Value of 10%       Value of 20%
(Dollar amounts in thousands)         Used          Adverse Change     Adverse Change
-------------------------------------------------------------------------------------
Monthly payment rate...........    6.8%-10.4%          $  8,426           $  15,629
Annual default rate............    7.9%-17.1%          $ 23,315           $  46,363
Annual discount rate...........    8.0%-15.0%          $  2,742           $   5,454

         (B) Automobile Loan Securitizations:

         CarMax has asset securitization programs to finance the automobile loan receivables generated by its finance operation. CarMax's finance operation sells its automobile loan receivables to a special purpose subsidiary, which, in turn, transfers those receivables to a group of third-party investors. For transfers of receivables that qualify as sales, CarMax recognizes gains or losses as a component of the finance operation's profits, which are recorded as reductions to selling, general and administrative expenses. A special purpose subsidiary retains a subordinated interest in the transferred receivables. CarMax's finance operation continues to service securitized receivables for a fee. CarMax's finance operation refinanced $641.7 million of automobile loan receivables through the public issuance of asset-backed securities in fiscal 2002 and $655.4 million in fiscal 2001. The automobile loan securitization agreements do not provide for recourse to the Company for credit losses on the securitized receivables. Under certain of these securitization programs, CarMax must meet financial covenants relating to minimum tangible net worth, minimum delinquency rates and minimum coverage of rent and interest expense. CarMax was in compliance with these covenants at February 28, 2002 and 2001.

         At February 28, 2002, the total principal amount of automobile loan receivables managed was $1.55 billion. Of that total, the principal amount of automobile loan receivables securitized was $1.54 billion and the principal amount of automobile loan receivables held for sale or investment was $13.9 million. At February 28, 2002, the unused capacity of the automobile loan variable funding program was $211.0 million. The aggregate principal amount of automobile loans that were 31 days or more delinquent was $22.3 million at February 28, 2002. The principal amount of losses net of recoveries totaled $13.2 million for the year ended February 28, 2002, and $7.2 million for the year ended February 28, 2001.

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

         The table below summarizes certain cash flows received from and paid to the securitization trusts:

                                                    Years Ended February 28
 (Amounts in thousands)                                2002          2001
---------------------------------------------------------------------------
Proceeds from new securitizations.................   $752,516      $619,525
Proceeds from collections reinvested
    in previous automobile loan securitizations...   $452,329      $313,827
Servicing fees received...........................   $ 13,787      $ 10,474
Other cash flows received on retained interests*..   $ 68,153      $ 39,265

*This amount represents cash flows received from retained interests by the transferor other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

         When determining the fair value of retained interests, CarMax estimates future cash flows using management's projections of key factors, such as finance charge income, default rates, payment rates and discount rates appropriate for the type of assets and risk. CarMax employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Accounts with a lower risk profile may qualify for promotional financing.

         Future finance income from securitized automobile loan receivables that exceeds the contractually specified investor returns and servicing fees (interest-only strips) is carried at fair value; amounted to $74.3 million at February 28, 2002; and $42.0 million at February 28, 2001. Gains of $56.4 million on sales of automobile loan receivables were recorded in fiscal 2002, gains of $35.4 million on sales of automobile loan receivables were recorded in fiscal 2001.

         The fair value of retained interests at February 28, 2002, was $120.7 million, with a weighted-average life of 1.6 years. The fair value of retained interests at February 28, 2001, was $74.1 million with a weighted average life ranging from 1.5 years to 1.8 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at February 28, 2002, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at February 28, 2002, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                 Impact on Fair   Impact on Fair
                                  Assumptions    Value of 10%      Value of 20%
(Dollar amounts in thousands)       Used        Adverse Change    Adverse Change
-------------------------------------------------------------------------------
Prepayment speed................  1.5%-1.6%        $  3,646         $  7,354
Annual default rate.............  1.0%-1.2%        $  2,074         $  4,148
Annual discount rate............      12.0%        $  1,464         $  2,896

12.    Financial Derivatives

         On behalf of Circuit City, the Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. The total notional amount of interest rate caps outstanding was $654.9 million at February 28, 2002, and $839.4 million at February 28, 2001. Purchased interest rate caps were included in net accounts receivable and had a fair value of $2.4 million as of February 28, 2002, and $6.5 million as of February 28, 2001. Written interest rate caps were included in accounts payable and had a fair value of $2.4 million as of February 28, 2002, and $6.5 million as of February 28, 2001.

         On behalf of CarMax, the Company enters into amortizing swaps relating to automobile loan receivable securitizations to convert variable-rate financing costs to fixed-rate obligations to better match funding costs to the receivables being securitized. The Company entered into twelve 40-month amortizing interest rate swaps with notional amounts totaling approximately $854.0 million in fiscal 2002, nine 40-month amortizing swaps with notional amounts totaling approximately $735.0 million in fiscal 2001 and four 40-month amortizing swaps with notional amounts totaling approximately $344.0 million in fiscal 2000. The remaining total notional amount of all swaps related to the automobile loan receivable securitizations was approximately $413.3 million at February 28, 2002, and $299.3 million at February 28, 2001. At February 28, 2002, the fair value of these swaps totaled a net liability of $841,000 and were included in accounts payable.

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

13.    Contingent Liabilities

         In the normal course of business, the Company is involved in various legal proceedings. Based upon the Company's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

14.    Appliance Exit Costs

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

         In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30.0 million. In the fourth quarter of fiscal 2002, the Company recorded additional lease termination costs of $10.0 million to reflect the current rental market for these leased properties. These expenses are reported separately on the fiscal 2002 and 2001 statements of earnings. The appliance exit cost liability is included in the accrued expenses and other current liabilities line item on the consolidated balance sheet. The appliance exit cost accrual activity is presented in Table 3.

TABLE 3
------------------------------------------------------------------------------------------------------------------------------
                                        Total     Fiscal 2001                     Fiscal 2002     Fiscal 2002
                                      Original     Payments       Liability at    Adjustments      Payments      Liability at
                                        Exit          or          February 28,   to Exit Cost          or        February 28,
(Amounts in millions)                   Cost      Write-Downs         2001          Accrual       Write-Downs        2002
------------------------------------------------------------------------------------------------------------------------------
Lease termination costs.............   $17.8        $  1.8           $16.0         $ 10.0           $  6.3           $19.7
Fixed asset write-downs, net........     5.0           5.0               -              -                -               -
Employee termination benefits.......     4.4           2.2             2.2              -              2.2               -

Other ..............................     2.8           2.8               -              -                -               -
                                      ----------------------------------------------------------------------------------------
Appliance exit costs................   $30.0        $ 11.8           $18.2         $ 10.0           $  8.5           $19.7
                                      ========================================================================================


15.    Discontinued Operations

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

         As of February 28, 2002, entities comprising the Divx operations have been dissolved and the related net liabilities have been assumed by the Company. Net liabilities reflected in the accompanying consolidated balance sheets as of February 28 were as follows:

(Amounts in thousands)                             2002            2001
------------------------------------------------------------------------
Current assets...............................   $       -       $      8
Other assets.................................           -            324
Current liabilities..........................     (18,457)       (27,522)
Other liabilities............................           -        (14,082)
                                                ------------------------
Net liabilities of discontinued operations...   $ (18,457)      $(41,272)
                                                ========================

16.    Recent Accounting Pronouncements

         In July 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives," which is effective for fiscal quarters beginning after December 15, 2001. EITF No. 00-14 provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. The Company offers certain mail-in rebates that are currently recorded in cost of sales, buying and warehousing. However, in the first quarter of fiscal 2003, the Company expects to reclassify these rebate expenses from cost of sales, buying and warehousing to net sales and operating revenues to be in compliance with EITF No. 00-14. On a pro forma basis, this reclassification would have increased the fiscal 2002 Circuit City Stores, Inc. gross profit margin by 11 basis points and the expense ratio by 10 basis points. For fiscal 2001, this reclassification would have increased the gross profit margin by 20 basis points and the expense ratio by 18 basis points. The Company does not expect the adoption of EITF No. 00-14 to have a material impact on its financial position, results of operations or cash flows.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, the pooling of interests method of accounting for business combinations is eliminated, requiring that all business combinations initiated after the effective date be accounted for using the purchase method. Also under SFAS No. 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. Other intangible assets that are identified to have finite useful lives will continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and will be subject to review when events or circumstances arise which indicate impairment. For the CarMax Group, goodwill totaled $20.1 million and covenants not to compete totaled $1.5 million as of February 28, 2002. In fiscal 2002, goodwill amortization was $1.8 million and amortization of covenants not to compete was $931,000. Covenants not to compete will continue to be amortized on a straight-line basis over the life of the covenant not to exceed five years. Application of the nonamortization provisions of SFAS No. 142 in fiscal 2003 is not expected to have a material impact on the financial position, results of operations or cash flows of the Company. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill, as outlined in the new pronouncement. Based on preliminary estimates, as well as ongoing periodic assessments of goodwill, the Company does not expect to recognize any material impairment losses from these tests.

         In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt the provisions in the first quarter of fiscal 2003. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position, results of operations or cash flows.

17.    Operating Segment Information

         The Company conducts business in two operating segments: Circuit City and CarMax. These segments are identified and managed by the Company based on the different products and services offered by each. Circuit City refers to the retail operations bearing the Circuit City name and to all related operations, such as its finance operation. This segment is engaged in the business of selling brand-name consumer electronics, personal computers and entertainment software. CarMax refers to the used- and new-car retail locations bearing the CarMax name and to all related operations, such as its finance operation. Financial information for these segments for fiscal 2002, 2001 and 2000 are shown in Table 4.

                                 Page 78 of 130

TABLE 4
--------------------------------------------------------------------------------------------
(Amounts in thousands)                                                               Total
2002                                         Circuit City         CarMax           Segments
--------------------------------------------------------------------------------------------

Revenues from external customers..........   $ 9,589,803        $3,518,608       $13,107,871
Interest expense..........................           881             4,958             5,839
Depreciation and amortization.............       134,371            16,340           150,711
Earnings from continuing operations
         before income taxes..............       206,439           146,456           352,895
Provision for income taxes................        78,446            55,654           134,100
Earnings from continuing operations.......       127,993            90,802           218,795
Total assets..............................   $ 3,821,811        $  720,222       $ 4,539,386

2001

Revenues from external customers..........   $10,458,037        $2,747,050       $13,205,087
Interest expense..........................         7,273            12,110            19,383
Depreciation and amortization.............       126,297            26,793           153,090
Earnings from continuing operations
         before income taxes..............       185,875            73,482           259,357
Provision for income taxes................        70,637            27,918            98,555
Earnings from continuing operations.......       115,238            45,564           160,802
Total assets..............................   $ 3,160,048        $  710,953       $ 3,871,001

2000

Revenues from external customers..........   $10,599,406        $2,191,389       $12,790,795
Interest expense..........................        13,844            10,362            24,206
Depreciation and amortization.............       132,923            15,241           148,164
Earnings from continuing operations
         before income taxes..............       526,955             1,803           528,758
Provision for income taxes................       200,243               685           200,928
Earnings from continuing operations.......       326,712             1,118           327,830
Total assets..............................  $  3,278,728        $  675,495       $ 3,954,223


Earnings from continuing operations and total assets for Circuit City on this table exclude: (1) the reserved CarMax Group shares and (2) the discontinued
Divx operations as discussed in Note 15.

                                 Page 79 of 130


18.    Quarterly Financial Data (Unaudited)


(Amounts in thousands   First Quarter       Second Quarter        Third Quarter         Fourth Quarter             Year
except per share data) 2002      2001      2002       2001       2002       2001       2002       2001       2002         2001
---------------------------------------------------------------------------------------------------------------------------------

Net sales and
  operating
  revenues....... $2,760,654 $3,132,500 $2,975,463 $3,244,304 $3,128,715 $2,946,583 $4,243,039 $3,881,700 $13,107,871 $13,205,087
                  ---------------------------------------------------------------------------------------------------------------
Gross profit..... $  566,353 $  683,262 $  605,070 $  673,465 $  642,177 $  582,128 $  918,075  $856,467  $ 2,731,675 $ 2,795,322
                  ---------------------------------------------------------------------------------------------------------------
Net earnings(loss)
  attributed to:

  Circuit City
    Group Common
    Stock........ $   10,135 $   57,123 $    6,822 $   55,341 $   21,134 $  (64,407)$  152,708  $101,190  $   190,799 $   149,247
                  ---------------------------------------------------------------------------------------------------------------
  CarMax Group
    Common Stock. $    6,832 $    3,535 $    8,028 $    4,126 $    6,554 $    1,920 $    6,582  $  1,974  $    27,996 $    11,555
                  ---------------------------------------------------------------------------------------------------------------
Net earnings (loss)
    per share
  attributed to:

  Circuit City Group

    Common Stock:
      Basic...... $     0.05 $     0.28 $     0.03 $     0.27 $     0.10 $    (0.32)$     0.74  $   0.50  $      0.93 $      0.73
                  ---------------------------------------------------------------------------------------------------------------
      Diluted.... $     0.05 $     0.28 $     0.03 $     0.27 $     0.10 $    (0.32)$     0.73  $   0.49  $      0.92 $      0.73
                  ---------------------------------------------------------------------------------------------------------------

  CarMax Group

    Common Stock:
      Basic...... $     0.26 $     0.14 $     0.27 $     0.16 $     0.18 $     0.08 $     0.18  $   0.08  $      0.87 $      0.45
                  ---------------------------------------------------------------------------------------------------------------

      Diluted.... $     0.25 $     0.13 $     0.25 $     0.15 $     0.17 $     0.07  $    0.17  $   0.07  $      0.82 $      0.43
                  ---------------------------------------------------------------------------------------------------------------

         Net sales and operating revenues as presented reflect certain reclassifications to conform to current presentation. CarMax's wholesale sales were reclassified from cost of sales to sales as discussed in Note 2(S). Total wholesale reclassifications increased sales in the first through fourth quarters of fiscal 2002 by $84.5 million, $90.0 million, $76.7 million and $74.3 million, respectively. The fiscal 2001 total wholesale reclassifications increased sales $59.4 million, $66.5 million, $61.1 million and $66.4 million by quarter, respectively. The additional reclassification between sales and cost of sales decreased sales in the first through fourth quarters of fiscal 2002 by $2.3 million, $2.5 million, $2.2 million and $2.1 million, respectively. The fiscal 2001 net sales decreased $1.8 million, $2.0 million, $1.8 million and $1.8 million by quarter, respectively, based on the additional reclassification. The annual impact of all reclassifications from cost of sales to sales was an increase of $316.4 million in fiscal 2002 and $246.0 million in fiscal 2001.

                                 Page 80 of 130

Independent Auditors' Report


The Board of Directors and Stockholders
of Circuit City Stores, Inc.:


We have audited the accompanying consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries as of February 28, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circuit City Stores, Inc. and subsidiaries as of February 28, 2002 and 2001, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP





Richmond, Virginia


April 2, 2002

                                 Page 81 of 130



                               CIRCUIT CITY GROUP
                             STATEMENTS OF EARNINGS



                                                                          Years Ended February 28 or 29
(Amounts in thousands)                                   2002          %          2001         %          2000         %
--------------------------------------------------------------------------------------------------------------------------


NET SALES AND OPERATING REVENUES..................    $9,589,803    100.0    $10,458,037     100.0     $10,599,406   100.0

Cost of sales, buying and warehousing.............     7,251,831     75.6      7,964,148      76.1       7,977,214    75.3

Appliance exit costs [NOTE 13]....................        10,000      0.1         28,326       0.3               -       -
                                                      --------------------------------------------------------------------


GROSS PROFIT......................................     2,327,972     24.3      2,465,563      23.6       2,622,192    24.7
                                                      --------------------------------------------------------------------
Selling, general and administrative expenses
   (net of finance income of $106,230 as of
    February 28, 2002; $76,800 as of February 28,
    2001; and $101,383 as of February 29, 2000)
    [NOTES 1 AND 9]...............................     2,120,652     22.1      2,270,745      21.7       2,081,393    19.6
Appliance exit costs [NOTE 13]....................             -        -          1,670         -               -       -

Interest expense [NOTES 1 AND 4]..................           881        -          7,273       0.1          13,844     0.1
                                                      --------------------------------------------------------------------

TOTAL EXPENSES....................................     2,121,533     22.1      2,279,688      21.8       2,095,237    19.7
                                                      --------------------------------------------------------------------
Earnings from continuing operations before
    income attributed to the reserved
    CarMax Group shares...........................       206,439      2.1        185,875       1.8         526,955     5.0

Provision for income taxes [NOTES 1 AND 5]........        78,446      0.8         70,637       0.7         200,243     1.9
                                                      --------------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME ATTRIBUTED TO THE
   RESERVED CARMAX GROUP SHARES...................       127,993      1.3        115,238       1.1         326,712     3.1

Net earnings attributed to the reserved
   CarMax Group shares  [NOTES 1 AND 2]...........        62,806      0.7         34,009       0.3             862       -
                                                      --------------------------------------------------------------------

EARNINGS FROM CONTINUING OPERATIONS...............       190,799      2.0        149,247       1.4         327,574     3.1
                                                      --------------------------------------------------------------------

Discontinued operations [NOTE 14]:

   Loss from discontinued operations of Divx,
      less income tax benefit.....................             -        -              -         -         (16,215)   (0.1)

   Loss on disposal of Divx, less income
      tax benefit.................................             -        -              -         -        (114,025)   (1.1)
                                                      --------------------------------------------------------------------

Loss from discontinued operations.................             -        -              -         -        (130,240)   (1.2)
                                                      --------------------------------------------------------------------

Net Earnings......................................    $  190,799      2.0    $   149,247       1.4     $   197,334     1.9
                                                      ====================================================================


See accompanying notes to Group financial statements.

                                 Page 82 of 130



                               CIRCUIT CITY GROUP
                                 BALANCE SHEETS

                                                                                            At February 28
(Amounts in thousands)                                                                  2002             2001
----------------------------------------------------------------------------------------------------------------

ASSETS

   CURRENT ASSETS:
   Cash and cash equivalents [NOTE 2]..............................................  $1,248,246       $  437,329
   Net accounts receivable.........................................................     158,818          204,989
   Retained interests in securitized receivables [NOTE 10].........................     394,455          246,110
   Merchandise inventory...........................................................   1,234,243        1,410,527
   Prepaid expenses and other current assets.......................................      39,246           55,317
                                                                                     ---------------------------
   TOTAL CURRENT ASSETS............................................................   3,075,008        2,354,272
   Property and equipment, net [NOTES 3 AND 4].....................................     732,802          796,789
   Deferred income taxes...........................................................       2,647                -
   Reserved CarMax Group shares [NOTE 2]...........................................     311,386          292,179
   Other assets....................................................................      11,354            9,319
                                                                                     ---------------------------

   TOTAL ASSETS....................................................................  $4,133,197       $3,452,559
                                                                                     ===========================

LIABILITIES AND GROUP EQUITY

   CURRENT LIABILITIES:
   Current installments of allocated long-term debt [NOTES 1, 4 AND 8].............  $   23,465       $   24,237
   Accounts payable................................................................   1,019,519          820,077
   Allocated short-term debt [NOTES 1 AND 4].......................................         397              213
   Accrued expenses and other current liabilities..................................     157,561          146,818
   Accrued income taxes............................................................     100,696                -
   Deferred income taxes [NOTES 1 AND 5]...........................................     116,297           74,317
                                                                                     ---------------------------
   TOTAL CURRENT LIABILITIES.......................................................   1,417,935        1,065,662
   Allocated long-term debt, excluding current installments [NOTES 1, 4 AND 8].....      14,064           33,080
   Deferred revenue and other liabilities..........................................     140,853           85,329
   Deferred income taxes [NOTES 1 AND 5]...........................................           -           11,329
                                                                                     ---------------------------

   TOTAL LIABILITIES...............................................................   1,572,852        1,195,400

   GROUP EQUITY....................................................................   2,560,345        2,257,159
                                                                                     ---------------------------
   Commitments and contingent liabilities [NOTES 1, 7, 8, 12, 13 AND 14]

   TOTAL LIABILITIES AND GROUP EQUITY..............................................  $4,133,197       $3,452,559
                                                                                     ===========================

See accompanying notes to Group financial statements.

                                 Page 83 of 130



                               CIRCUIT CITY GROUP
                            STATEMENTS OF CASH FLOWS


                                                                                         Years Ended February 28 or 29
(Amounts in thousands)                                                              2002            2001             2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net earnings............................................................    $  190,799        $ 149,247        $ 197,334
   Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
      Loss from discontinued operations [NOTE 14]..........................             -                -           16,215
      Loss on disposal of discontinued operations [NOTE 14]................             -                -          114,025
      Net earnings attributed to the reserved CarMax Group
         shares............................................................       (62,806)         (34,009)            (862)
      Depreciation and amortization........................................       134,371          126,297          132,923
      Unearned compensation amortization of restricted stock...............        15,578           11,211           11,649
      Loss (gain) on sales of property and equipment.......................        13,735            4,259             (418)
      Provision for deferred income taxes..................................        28,004           11,007           41,828
      Changes in operating assets and liabilities:
         (Increase) decrease in net accounts receivable and retained
           interests in securitized receivables............................      (102,160)          12,950           12,967
         Decrease (increase) in merchandise inventory......................       176,284           (4,910)        (144,598)
         Decrease (increase) in prepaid expenses and other current assets..        16,071          (41,964)          83,540
         (Increase) decrease in other assets...............................        (2,359)             588           (1,015)
         Increase (decrease) in accounts payable, accrued expenses and
           other current liabilities and accrued income taxes..............       317,444          (68,074)         216,043
         Increase (decrease) in deferred revenue and other liabilities.....        69,606          (17,442)         (17,799)
                                                                               --------------------------------------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES
      OF CONTINUING OPERATIONS.............................................       794,567          149,160          661,832
                                                                               --------------------------------------------
INVESTING ACTIVITIES:
   Purchases of property and equipment.....................................      (172,580)        (274,722)        (176,873)
   Proceeds from sales of property and equipment, net......................        88,461          100,189           74,811
                                                                               --------------------------------------------

   NET CASH USED IN INVESTING ACTIVITIES
      OF CONTINUING OPERATIONS.............................................       (84,119)        (174,533)        (102,062)
                                                                               --------------------------------------------
FINANCING ACTIVITIES:
   Increase (decrease) in allocated short-term debt, net...................           184           (1,240)          (1,958)
   Decrease in allocated long-term debt, net...............................       (19,788)        (156,402)         (74,603)
   Issuances of Circuit City Group Common Stock, net.......................        17,920           26,912            6,942
   Allocated proceeds from CarMax Group Common Stock offering, net [NOTE 1]       139,546                -                -
   Dividends paid..........................................................       (14,556)         (14,346)         (14,207)
                                                                               --------------------------------------------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
      OF CONTINUING OPERATIONS.............................................       123,306         (145,076)         (83,826)
                                                                               --------------------------------------------

CASH USED IN DISCONTINUED OPERATIONS [NOTE 14].............................       (22,837)         (26,174)         (90,193)
                                                                               --------------------------------------------

Increase (decrease) in cash and cash equivalents...........................       810,917         (196,623)         385,751
Cash and cash equivalents at beginning of year.............................       437,329          633,952          248,201
                                                                               --------------------------------------------

Cash and cash equivalents at end of year...................................    $1,248,246        $ 437,329        $ 633,952
                                                                               ============================================

See accompanying notes to Group financial statements.


                                 Page 84 of 130


                               CIRCUIT CITY GROUP
                           STATEMENTS OF GROUP EQUITY



(Amounts in thousands)
-------------------------------------------------------------------------------------------------
BALANCE AT MARCH 1, 1999............................................................   $1,825,473
   Net earnings.....................................................................      197,334
   Equity issuances, net............................................................       50,205
   Cash dividends...................................................................      (14,207)
   Reserved CarMax Group shares adjustment [notes 1 and 2]..........................       (4,085)
                                                                                       ----------
BALANCE AT FEBRUARY 29, 2000........................................................    2,054,720
   Net earnings.....................................................................      149,247
   Equity issuances, net............................................................       66,903
   Cash dividends...................................................................      (14,346)
   Reserved CarMax Group shares adjustment [notes 1 and 2]..........................          635
                                                                                       ----------
BALANCE AT FEBRUARY 28, 2001........................................................    2,257,159
   Net earnings.....................................................................      190,799
   Equity issuances, net............................................................       30,994
   Cash dividends...................................................................      (14,556)
   Allocated proceeds from CarMax Group Common Stock offering, net [NOTE 1].........      139,546
   Reserved CarMax Group shares adjustment [notes 1 and 2]..........................      (43,597)
                                                                                       ----------
BALANCE AT FEBRUARY 28, 2002........................................................   $2,560,345
                                                                                       ==========

See accompanying notes to Group financial statements.

                NOTES TO CIRCUIT CITY GROUP FINANCIAL STATEMENTS

1.     Basis of Presentation.

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

         During the second quarter of fiscal 2002, Circuit City Stores completed the public offering of 9,516,800 shares of CarMax Group Common Stock. The shares sold in the offering were shares of CarMax Group Common Stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The net proceeds of $139.5 million from the offering were allocated to the Circuit City Group to be used for general purposes of the Circuit City business, including remodeling of Circuit City Superstores.

         Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.1 percent of the total outstanding and reserved shares of CarMax Group Common Stock at February 28, 2002; 74.6 percent at February 28, 2001; and 74.7 percent at February 29, 2000. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the Securities and Exchange Commission.

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

         The Circuit City Group financial statements reflect the application of the management and allocation policies adopted by the board of directors. These policies may be modified or rescinded, or new policies may be adopted, at the sole discretion of the board of directors, although the board of directors has no present plans to do so. These management and allocation policies include the following:

         (A) Financial Activities:

         Most financial activities are managed by the Company on a centralized basis. Such financial activities include the investment of surplus cash and the issuance and repayment of short-term and long-term debt. Allocated invested surplus cash of the Circuit City Group consists of (i) Company cash equivalents, if any, that have been allocated in their entirety to the Circuit City Group and
(ii) a portion of the Company's cash equivalents, if any, that are allocated between the Groups. Allocated debt of the Circuit City Group consists of (i) Company debt, if any, that has been allocated in its entirety to the Circuit City Group and (ii) a portion of the Company's pooled debt, which is debt allocated between the Groups. The pooled debt bears interest at a rate based on the average pooled debt balance. Expenses related to increases in pooled debt are reflected in the weighted average interest rate of such pooled debt.

         (B) Corporate General and Administrative Costs:

         Corporate general and administrative costs and other shared services generally have been allocated to the Circuit City Group based upon utilization of such services by the Group. Where determinations based on utilization alone have been impractical, other methods and criteria are used that management believes are equitable and provide a reasonable estimate of the costs attributable to the Group.

         (C) Income Taxes:

         The Circuit City Group is included in the consolidated federal income tax return and certain state tax returns filed by the Company. Accordingly, the financial statement provision and the related tax payments or refunds are reflected in each Group's financial statements in accordance with the Company's tax allocation policy for the Groups. In general, this policy provides that the consolidated tax provision and related tax payments or refunds are allocated between the Groups based principally upon the financial income, taxable income, credits and other amounts directly related to each Group. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns.

2.     Summary Of Significant Accounting Policies

         (A) Cash and Cash Equivalents:

         Cash equivalents of $1.22 billion at February 28, 2002, and $408.8 million at February 28, 2001, consist of highly liquid debt securities with original maturities of three months or less.

         (B) Securitizations:

         Circuit City enters into securitization transactions, which allow for the sale of credit card receivables to qualified special purpose entities, which, in turn, issue asset-backed securities to third-party investors. On April 1, 2001, Circuit City adopted Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities," which replaced SFAS No. 125 and applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on the financial position, results of operations or cash flows of the Group. Transfers of financial assets that qualify as sales under SFAS No. 140 are accounted for as off-balance sheet securitizations. Circuit City may retain interest-only strips, one or more subordinated tranches, residual interests in a securitization trust, servicing rights and a cash reserve account, all of which are retained interests in the securitized receivables. These retained interests are carried at fair value as determined by the present value of expected future cash flows using management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk. The changes in fair value of retained interests are included in earnings.

         (C) Fair Value of Financial Instruments:

         The carrying value of Circuit City's cash and cash equivalents, credit card and other receivables, accounts payable, short-term borrowings and long-term debt approximates fair value. Circuit City's retained interests in securitized receivables and derivative financial instruments are recorded on the Group balance sheets at fair value.

         (D) Merchandise Inventory:

         Inventory is comprised of finished goods held for sale and is stated at the lower of cost or market. Cost is determined by the average cost method.

         (E) Property and Equipment:

         Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets' estimated useful lives. Property held under capital lease is stated at the lower of the present value of the minimum lease payments at the inception of the lease or market value and is amortized on a straight-line basis over the lease term or the estimated useful life of the asset, whichever is shorter.

         (F) Computer Software Costs:

         External direct costs of materials and services used in the development of internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software are capitalized. Amounts capitalized are amortized on a straight-line basis over a period of three to five years.

         (G) Impairment Of Long-Lived Assets:

         Circuit City reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. When Circuit City closes a location, the estimated unrecoverable costs are charged to selling, general and administrative expenses. Such costs include the estimated loss on the sale of land and buildings, the book value of abandoned fixtures, equipment and leasehold improvements and a provision for the present value of future lease obligations, less estimated sublease income.

         (H) Store Opening Expenses:

         Costs  relating  to  store   openings,   including   organization   and
pre-opening costs, are expensed as incurred.

         (I) Income Taxes:

         Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, measured by applying currently enacted tax laws. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized.

         (J) Revenue Recognition:

         Circuit City recognizes revenue when the earnings process is complete, generally at either the time of sale to a customer or upon delivery to a customer. Circuit City sells extended warranty contracts on behalf of unrelated third parties. The contracts extend beyond the normal manufacturer's warranty period, usually with terms (including the manufacturer's warranty period) from 12 to 60 months. Because third parties are the primary obligors under these contracts, commission revenue for the unrelated third-party extended warranty plans is recognized at the time of sale.

         (K) Deferred Revenue:

         Circuit City sells its own extended warranty contracts that extend beyond the normal manufacturer's warranty period, usually with terms (including the manufacturer's warranty period) from 12 to 60 months. As Circuit City is the primary obligor on its own contracts, all revenue from the sale of these contracts is deferred and amortized on a straight-line basis over the life of the contracts. Incremental direct costs related to the sale of contracts are deferred and charged to expense in proportion to the revenue recognized.

         (L) Reserved CarMax Group Shares:

         For purposes of the Circuit City Group financial statements, the Circuit City Group accounts for the reserved CarMax Group shares in a manner similar to the equity method of accounting. Accordingly, the interest represented by the reserved CarMax Group shares in the Company's equity value that is attributed to the CarMax Group is reflected as "Reserved CarMax Group shares" on the Circuit City Group balance sheets. Similarly, the net earnings of the CarMax Group attributed to the reserved CarMax Group shares are reflected as "Net earnings attributed to the reserved CarMax Group shares" on the Circuit City Group statements of earnings. All amounts corresponding to the reserved CarMax Group shares in these Group financial statements represent the Circuit City Group's proportional interest in the business, assets and liabilities and income and expenses of the CarMax Group.

         The carrying value of the reserved CarMax Group shares has been adjusted proportionally for the net earnings of the CarMax Group. In addition, in the event of any dividend or other distribution on CarMax Group Common Stock, an amount that is proportionate to the aggregate amount paid in respect to shares of CarMax Group Common Stock would be transferred to the Circuit City Group from the CarMax Group with respect to its proportional interest and would reduce the related book value.

         (M) Selling, General and Administrative Expenses:

         Profits generated by the finance operation and interest income are recorded as reductions to selling, general and administrative expenses.

         (N) Advertising Expenses:

         All advertising costs are expensed as incurred.

         (O) Stock-Based Compensation:

         Circuit City accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provides the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation."

         (P) Derivative Financial Instruments:

         On behalf of Circuit City, the Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on March 1, 2001. SFAS No. 133 requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheets at fair value. The adoption of SFAS No. 133 did not have a material impact on the financial position, results of operations or cash flows of the Group. The changes in fair value of derivative instruments are included in earnings.

         (Q) Risks and Uncertainties:

         Circuit City is a leading national retailer of brand-name consumer electronics, personal computers and entertainment software. The diversity of Circuit City's products, customers, suppliers and geographic operations reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition, sources of supply or markets. It is unlikely that any one event would have a severe impact on the Circuit City Group's operating results.

         Currently and unless and until the proposed separation of CarMax occurs (see Note 1), the Circuit City Group also is subject to risks and uncertainties related to the CarMax Group because of the reserved CarMax Group shares. CarMax is a used- and new-car retail business. The diversity of CarMax's customers and suppliers reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or sources of supply. However, because of CarMax's limited overall size, management cannot assure that unanticipated events will not have a negative impact on Circuit City.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

         (R) Reclassifications:

         Certain prior year amounts have been reclassified to conform to classifications adopted in fiscal 2002.

3.     Property and Equipment

         Property and equipment, at cost, at February 28 is summarized as follows:

(Amounts in thousands)                             2002         2001
----------------------------------------------------------------------
Land and buildings (20 to 25 years).........  $   66,841    $   76,660
Land held for sale..........................       2,759         2,759
Construction in progress....................      15,729        44,335
Furniture, fixtures and equipment
   (3 to 8 years)...........................     801,856       809,501
Leasehold improvements
   (10 to 15 years).........................     663,420       598,586
Capital leases, primarily buildings
   (20 years)...............................      12,406        12,471
                                              ------------------------
                                               1,563,011     1,544,312
Less accumulated depreciation and
   amortization.............................     830,209       747,523
                                              ------------------------
Property and equipment, net.................  $  732,802    $  796,789
                                              ========================

4.     Debt

         Long-term debt of the Company at February 28 is summarized as follows:

(Amounts in thousands)                              2002          2001
------------------------------------------------------------------------
Term loans.....................................   $100,000     $ 230,000
Industrial Development Revenue
   Bonds due through 2006 at various
   prime-based rates of interest
   ranging from 3.1% to 6.7%...................      3,717         4,400
Obligations under capital leases [Note 8]......     11,594        12,049
Note payable...................................        826         2,076
                                                  ----------------------
Total long-term debt...........................    116,137       248,525
Less current installments......................    102,073       132,388
                                                  ----------------------
Long-term debt, excluding current
   installments................................     14,064       116,137
                                                  ======================
Portion of long-term debt, excluding current
   installments, allocated to the
   Circuit City Group..........................   $ 14,064     $  33,080
                                                  ======================
Portion of current installments of long-term
    debt allocated to the Circuit City Group...   $ 23,465     $  24,237
                                                  ======================

         In July 1994, the Company entered into a seven-year, $100,000,000 unsecured bank term loan. The loan was restructured in August 1996 as a six-year, $100,000,000 unsecured bank term loan. Principal is due in full at maturity with interest payable periodically at LIBOR plus 0.40 percent. At February 28, 2002, the interest rate on the term loan was 2.25 percent. This term loan is due in July 2002 and was classified as a current liability at February 28, 2002. Although the Company has the ability to refinance this loan, it intends to repay the debt using existing working capital.

         In June 1996, the Company entered into a five-year, $130,000,000 unsecured bank term loan. Principal was due in full at maturity with interest payable periodically at LIBOR plus 0.35 percent. As scheduled, the Company used existing working capital to repay this term loan in June 2001.

         The Company maintains a multi-year, $150,000,000 unsecured revolving credit agreement with four banks. The agreement calls for interest based on both committed rates and money market rates and a commitment fee of 0.18 percent per annum. The agreement was entered into as of August 31, 1996, and expires on August 31, 2002. No amounts were outstanding under the revolving credit agreement at February 28, 2002 or 2001, and the Company does not plan to renew upon expiration.

         The Industrial Development Revenue Bonds are collateralized by land, buildings and equipment with an aggregate carrying value of approximately $5,144,000 at February 28, 2002, and $6,243,000 at February 28, 2001.

         The scheduled aggregate annual principal payments on the Company's long-term obligations for the next five fiscal years are as follows: 2003 - $102,073,000; 2004 - $1,410,000; 2005 - $2,521,000; 2006 - $1,083,000; 2007-
$1,010,000.

         Under certain of the debt agreements, the Company must meet financial covenants relating to minimum tangible net worth, current ratios and debt-to-capital ratios. The Company was in compliance with all such covenants at February 28, 2002 and 2001.

         Short-term debt of the Company is funded through committed lines of credit and informal credit arrangements, as well as the revolving credit agreement. Other information regarding short-term financing and committed lines of credit is as follows:

                                               Years Ended February 28
(Amounts in thousands)                             2002         2001
-----------------------------------------------------------------------
Average short-term financing outstanding.....   $  2,256      $  56,065
Maximum short-term financing outstanding.....   $  6,594      $ 363,199
Aggregate committed lines of credit..........   $195,000      $ 360,000

         The weighted average interest rate on the outstanding short-term debt was 4.4 percent during fiscal 2002, 6.8 percent during fiscal 2001 and 5.6 percent during fiscal 2000.

         Interest expense allocated by the Company to Circuit City, excluding interest capitalized, was $881,000 in fiscal 2002, $7,273,000 in fiscal 2001 and $13,844,000 in fiscal 2000. Circuit City capitalizes interest in connection with the construction of certain facilities and software developed or obtained for internal use. Capitalized interest totaled $1,277,000 in fiscal 2002, $2,121,000 in fiscal 2001 and $2,166,000 in fiscal 2000.

5.     Income Taxes

         The components of the provision for income taxes on earnings from continuing operations before income attributed to the reserved CarMax Group shares are as follows:

                                              Years Ended February 28 or 29
(Amounts in thousands)                       2002         2001         2000
-----------------------------------------------------------------------------
Current:
    Federal............................   $ 38,854     $ 52,846      $141,514
    State..............................     11,588        7,993        16,901
                                          -----------------------------------
                                            50,442       60,839       158,415
                                          -----------------------------------
Deferred:
    Federal............................     27,164        9,505        40,572
    State..............................        840          293         1,256
                                          -----------------------------------
                                            28,004        9,798        41,828
                                          -----------------------------------
Provision for income taxes.............  $  78,446     $ 70,637      $200,243
                                         ====================================

         The effective income tax rate differed from the federal statutory income tax rate as follows:

                                                Years Ended February 28 or 29
                                             2002          2001          2000
-----------------------------------------------------------------------------
Federal statutory income tax rate........    35%           35%           35%
State and local income taxes,
   net of federal benefit................     3             3             3
                                             --------------------------------
Effective income tax rate................    38%           38%           38%
                                             ===============================


         In accordance with SFAS No. 109, the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at February 28 are as follows:

(Amounts in thousands)                            2002          2001
----------------------------------------------------------------------
Deferred tax assets:
    Accrued expenses.......................   $ 61,299        $ 42,953
    Other..................................      8,639           7,311
                                             -------------------------
      Total gross deferred tax assets......     69,938          50,264
                                             -------------------------
Deferred tax liabilities:
    Deferred revenue.......................     75,079          32,825
    Depreciation and amortization..........     36,123          42,488
    Securitized receivables................     36,749          36,257
    Inventory..............................     22,338           9,927
    Prepaid expenses.......................     10,197          10,788
    Other..................................      3,102           3,625
                                             -------------------------
     Total gross deferred tax liabilities.     183,588         135,910
                                             -------------------------
Net deferred tax liability.................   $113,650        $ 85,646
                                             =========================

         Based on Circuit City's historical and current pretax earnings, management believes the amount of gross deferred tax assets will more likely than not be realized through future taxable income; therefore, no valuation allowance is necessary.

6.     Common Stock and Stock Incentive Plans

         (A) Voting Rights:

         The holders of both series of common stock and any series of preferred stock outstanding and entitled to vote together with the holders of common stock will vote together as a single voting group on all matters on which common shareholders generally are entitled to vote other than a matter on which the common stock or either series thereof or any series of preferred stock would be entitled to vote as a separate voting group. On all matters on which both series of common stock would vote together as a single voting group, (i) each outstanding share of Circuit City Group Common Stock shall have one vote and
(ii) each outstanding share of CarMax Group Common Stock shall have a number of votes based on the weighted average ratio of the market value of a share of CarMax Group Common Stock to a share of Circuit City Group Common Stock. If shares of only one series of common stock are outstanding, each share of that series shall be entitled to one vote. If either series of common stock is entitled to vote as a separate voting group with respect to any matter, each share of that series shall, for purposes of such vote, be entitled to one vote on such matter.

         (B) Shareholder Rights Plan:

         In conjunction with the Company's Shareholder Rights Plan as amended and restated, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Circuit City Group Common Stock. The rights are exercisable only upon the attainment of, or the commencement of a tender offer to attain, a specified ownership interest in the Company by a person or group. When exercisable, each Circuit City Group right would entitle the holder to buy one eight-hundredth of a share of Cumulative Participating Preferred Stock, Series E, $20 par value, at an exercise price of $125 per share, subject to adjustment. A total of 500,000 shares of such preferred stock, which have preferential dividend and liquidation rights, have been designated. No such shares are outstanding. In the event that an acquiring person or group acquires the specified ownership percentage of the Company's common stock (except pursuant to a cash tender offer for all outstanding shares determined to be fair by the board of directors) or engages in certain transactions with the Company after the rights become exercisable, each right will be converted into a right to purchase, for half the current market price at that time, shares of the related Group stock valued at two times the exercise price. The Company also has 1,000,000 shares of undesignated preferred stock authorized of which no shares are outstanding and an additional 500,000 shares of preferred stock designated as Series F, which are related to similar rights held by CarMax Group shareholders.

         (C) Restricted Stock:

         The Company has issued restricted stock under the provisions of the 1994 Stock Incentive Plan whereby management and key employees are granted restricted shares of Circuit City Group Common Stock. Shares are awarded in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions or forfeitures. Restrictions on the awards generally expire three to seven years from the date of grant. Total restricted stock awards of 1,063,366 shares of Circuit City Group Common Stock were granted to eligible employees in fiscal 2002. In fiscal 2001, 1,483,358 restricted shares of Circuit City Group Common Stock were granted, including approximately 1,047,000 shares granted as a one-for-one replacement for cancelled options that were originally granted on June 13, 2000. Options held by senior management were excluded from this replacement grant. Approximately 782,000 of the replacement grant shares vest two-and-one-half years from the date of grant, and the remaining 265,000 shares vest four to five years from the grant date with accelerated vesting if certain performance factors are met. The market value at the date of grant of all shares granted has been recorded as unearned compensation and is a component of Group equity. Unearned compensation is expensed over the restriction periods. In fiscal 2002, a total of $15,578,400 was charged to operations ($11,211,200 in fiscal 2001 and $11,648,700 in fiscal 2000). As of February 28, 2002, 2,317,348 restricted shares of Circuit City Group Common Stock were outstanding.

         (D) Stock Incentive Plans:

         Under the Company's stock incentive plans, nonqualified stock options may be granted to management, key employees and outside directors to purchase shares of Circuit City Group Common Stock. The exercise price for nonqualified options is equal to, or greater than, the market value at the date of grant. Options generally are exercisable over a period from one to 10 years from the date of grant. The Company has authorized 29,765,050 shares of Circuit City Group Common Stock to be issued as either options or restricted stock grants. At February 28, 2002, 7,736,657 shares of Circuit City Group Common Stock were available for issuance of options or restricted stock grants and 12,053,254 shares were available at February 28, 2001.

         (E) Employee Stock Purchase Plan:

         The Company has employee stock purchase plans for all employees meeting certain eligibility criteria. Under the Circuit City Group plan, eligible employees may, subject to certain limitations, purchase shares of Circuit City Group Common Stock. For each $1.00 contributed by employees under the plan, the Company matches $0.15. Purchases are limited to 10 percent of an employee's eligible compensation, up to a maximum of $7,500 per year. The Company has authorized 15,500,000 shares of Circuit City Group Common Stock for purchase under the plan. At February 28, 2002, a total of 1,635,207 shares remained available under the Circuit City Group plan. During fiscal 2002, 866,524 shares were issued to or purchased on the open market on behalf of employees (862,315 shares in fiscal 2001 and 501,984 shares in fiscal 2000). The average price per share purchased under the plan was $17.59 in fiscal 2002, $29.93 in fiscal 2001 and $41.70 in fiscal 2000. The Company match for the Circuit City Group totaled $1,866,700 in fiscal 2002, $2,519,500 in fiscal 2001 and $2,682,300 in fiscal
2000.

         (F) 401(k) Plan:

         Effective August 1, 1999, the Company began sponsoring a 401(k) Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees can contribute up to 15 percent of their salaries, and the Company matches a portion of those employee contributions. The Company's expense for this plan for Circuit City associates was $3,464,000 in fiscal 2002, $3,996,000 in fiscal 2001 and $2,158,000 in fiscal 2000.

         The Circuit City Group's  stock option  activity is summarized in Table
1. Table 2 summarizes information about stock options outstanding as of February 28, 2002.

         Circuit City applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123, the net earnings attributed to the Circuit City Group would have changed to the pro forma amounts indicated in the following table. In accordance with the transition provisions of SFAS No. 123, the pro forma amounts reflect options with grant dates subsequent to March 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented because compensation cost is reflected over the options' vesting periods and compensation cost of options granted prior to March 1, 1995, is not considered. The pro forma effect on fiscal year 2002 may not be representative of the pro forma effects on net earnings for future years.

TABLE 1                                               2002                        2001                           2000
---------------------------------------------------------------------------------------------------------------------------------
                                                      Weighted Average             Weighted Average              Weighted Average
(Shares in thousands)                        Shares    Exercise Price      Shares   Exercise Price       Shares   Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year........     8,720        $28.59            7,380        $25.07           8,894      $18.25
Granted.................................     4,423         12.80            4,280         34.80           1,564       40.75
Exercised...............................      (541)        15.45           (1,526)        23.64          (2,864)      12.65
Cancelled...............................      (611)        23.96           (1,414)        34.25            (214)      22.06
                                            ------                         ------                         -----
Outstanding at end of year..............    11,991        $23.60            8,720        $28.60           7,380      $25.07
                                            ======                         ======                         =====
Options exercisable at end of year......     4,346        $25.33            3,158        $21.86           1,258      $13.89
                                            ======                         ======                         =====



TABLE 2                                                  Options Outstanding                          Options Exercisable
---------------------------------------------------------------------------------------------------------------------------------

                                                         Weighted Average
(Shares in thousands)                         Number         Remaining     Weighted Average        Number       Weighted Average
Range of Exercise Prices                    Outstanding  Contractual Life   Exercise Price       Exercisable     Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
$  9.94 to 12.45..........................     3,896           6.9             $12.41                 96            $11.32
  13.25 to 17.93..........................     1,634           3.8              15.13              1,067             15.43
  18.00 to 27.95..........................     1,243           3.0              20.18              1,037             19.86
  29.50...................................     1,000           0.1              29.50              1,000             29.50
  30.48 to 43.03 .........................     4,218           5.7              36.82              1,146             37.03
                                             -------                                              ------
Total ....................................    11,991           5.1             $23.60              4,346            $25.33
                                             =======                                              ======

                                              Years Ended  February 28 or 29
(Amounts in thousands)                         2002         2001        2000
------------------------------------------------------------------------------
Earnings from continuing operations:
   As reported..........................    $190,799      $149,247    $327,574
   Pro forma............................     174,654       136,957     319,337
Net earnings:
   As reported..........................    $190,799      $149,247    $197,334
   Pro forma............................     174,654       136,957     189,097


         For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                               2002         2001        2000
----------------------------------------------------------------------------
Expected dividend yield.....................   0.6%         0.2%        0.2%
Expected stock volatility...................    62%          49%         38%
Risk-free interest rates....................     5%           6%          6%
Expected lives (in years)...................     5            5           5

         Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted for the Circuit City Group was $7 per share in fiscal 2002, $17 per share in fiscal 2001 and $17 per share in fiscal 2000.

7.     Pension Plans

         The Company has a noncontributory defined benefit pension plan covering the majority of full-time employees who are at least age 21 and have completed one year of service. The cost of the program is being funded currently. Plan benefits generally are based on years of service and average compensation. Plan assets consist primarily of equity securities and included 160,000 shares of Circuit City Group Common Stock at February 28, 2002 and 2001. Eligible employees of Circuit City participate in the Company's plan. Pension costs for these employees have been allocated to the Circuit City Group based on its proportionate share of the projected benefit obligation. Company contributions allocated to the Circuit City Group were $7,579,000 in fiscal 2002, $14,103,000 in fiscal 2001 and $11,498,000 in fiscal 2000.

         The following tables set forth the Circuit City Group's share of the pension plan's financial status and amounts recognized in the balance sheets as of February 28:

(Amounts in thousands)                             2002         2001
----------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year......   $147,912      $109,337
Service cost.................................     14,124        12,617
Interest cost................................     11,033         8,690
Actuarial loss...............................      1,604        20,262
Benefits paid................................     (5,543)       (2,994)
                                                ----------------------
Benefit obligation at end of year............   $169,130      $147,912
                                                ======================

Change in plan assets:
Fair value of plan assets at beginning
   of year...................................   $130,351      $129,638
Actual return on plan assets.................     (7,356)      (10,396)
Employer contributions.......................      7,579        14,103
Benefits paid................................     (5,543)       (2,994)
                                                ----------------------
Fair value of plan assets at end of year.....   $125,031      $130,351
                                                ======================

Reconciliation of funded status:
Funded status................................   $(44,098)     $(17,561)
Unrecognized actuarial loss..................     35,409        13,922
Unrecognized transitional asset..............          -          (199)
Unrecognized prior service benefit...........       (140)         (281)
                                                ----------------------
Net amount recognized........................   $ (8,829)     $ (4,119)
                                                ======================

         The components of net pension expense were as follows:

                                              Years Ended February 28 or 29
(Amounts in thousands)                        2002         2001         2000
------------------------------------------------------------------------------
Service cost.............................  $ 14,124     $ 12,617       $13,428
Interest cost............................    11,033        8,690         7,384
Expected return on plan assets...........   (12,527)     (10,914)       (8,919)
Amortization of prior service cost.......      (141)        (140)         (132)
Amortization of transitional asset.......      (199)        (199)         (199)
Recognized actuarial (gain) loss.........        (1)        (274)           10
                                           -----------------------------------
Net pension expense......................  $ 12,289     $  9,780       $11,572
                                           ===================================

         Assumptions used in the accounting for the pension plan were:

                                                 Years Ended February 28 or 29
                                                 2002        2001        2000
------------------------------------------------------------------------------
Weighted average discount rate..............     7.25%       7.50%       8.00%
Rate of increase in compensation levels.....     6.00%       6.00%       6.00%
Expected rate of return on plan assets......     9.00%       9.00%       9.00%


         The Company also has an unfunded nonqualified plan that restores retirement benefits for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Company's pension plan. The projected benefit obligation allocated to Circuit City under this plan was $16.4 million at February 28, 2002, and $12.2 million at February 28, 2001.

8.     Lease Commitments

         The Circuit City Group conducts a substantial portion of its business in leased premises. The Circuit City Group's lease obligations are based upon contractual minimum rates.

         Rental expense and sublease income for all operating leases are summarized as follows:

                                           Years Ended February 28 or 29
(Amounts in thousands)                    2002         2001          2000
--------------------------------------------------------------------------
Minimum rentals.....................    $328,877     $316,258     $299,534
Rentals based on sales volume.......         292        1,229        1,327
Sublease income.....................     (17,842)     (15,242)     (16,425)
                                       -----------------------------------
Net rental expense..................    $311,327     $302,245     $284,436
                                       ===================================

         The Circuit City Group computes rent based on a percentage of sales volumes in excess of defined amounts in certain store locations. Most of the Circuit City Group's other leases are fixed-dollar rental commitments, with many containing rent escalations based on the Consumer Price Index. Most of these leases provide that the Circuit City Group pay taxes, maintenance, insurance and operating expenses applicable to the premises.

         The initial term of most real property leases will expire within the next 20 years; however, most of the leases have options providing for renewal periods of five to 25 years at terms similar to the initial terms.

         Future minimum fixed lease obligations, excluding taxes, insurance and other costs payable directly by the Circuit City Group, as of February 28, 2002, were

                                                      Operating     Operating
(Amounts in thousands)                    Capital       Lease       Sublease
Fiscal                                    Leases     Commitments     Income
-----------------------------------------------------------------------------
2003.................................... $ 1,726    $  296,116     $ (17,868)
2004....................................   1,768       293,653       (15,656)
2005....................................   1,798       291,916       (13,601)
2006....................................   1,807       289,889       (11,925)
2007....................................   1,853       284,489        (9,439)
After 2007..............................  11,006     2,622,691       (33,374)
                                         -----------------------------------
Total minimum lease payments............  19,958    $4,078,754     $(101,863)
                                                    ========================
Less amounts representing interest......  (8,364)
                                         -------
Present value of net minimum capital
   lease payments [Note 4].............. $11,594
                                         =======

         In fiscal 2002, the Company entered into sale-leaseback transactions with unrelated parties on behalf of the Circuit City Group at an aggregate selling price of $48,500,000 ($61,526,000 in fiscal 2001 and $24,295,000 in fiscal 2000). Gains or losses on sale-leaseback transactions are deferred and amortized over the term of the leases. Neither the Company nor the Circuit City Group has continuing involvement under the sale-leaseback transactions.

         Non-appliance-related lease termination costs were $25.8 million in fiscal 2002, of which $13.7 million was related to current year relocations; $1.1 million in fiscal 2001; and $9.2 million in fiscal 2000.

9.     Supplemental Financial Statement Information

         (A) Advertising Expense:

         Advertising expense from continuing operations, which is included in selling, general and administrative expenses in the accompanying statements of earnings, amounted to $362,026,000 (3.8 percent of net sales and operating revenues) in fiscal 2002, $422,874,000 (4.0 percent of net sales and operating revenues) in fiscal 2001 and $390,144,000 (3.7 percent of net sales and operating revenues) in fiscal 2000.

         (B)Finance Income:

         For the past three years, pretax finance operation income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                             Years Ended February 28 or 29
(Amounts in millions)                         2002       2001       2000
-------------------------------------------------------------------------

Securitization income...................     $226.5     $198.8     $242.2
Payroll and fringe expenses.............       41.6       43.0       46.8
Other direct expenses...................       78.7       79.0       94.0
                                            -----------------------------
Finance operation income................     $106.2     $ 76.8     $101.4
                                            =============================

         For the Circuit City Group, finance operation income does not include any allocation of indirect costs or income. The Company presents this information on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefit or costs that could be attributed to this operation. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll as well as retail store expenses.

10.    Securitizations

         Circuit City's finance operation enters into securitization transactions to finance its consumer revolving credit card receivables. In accordance with the isolation provisions of SFAS No. 140, special purpose subsidiaries were created in December 2001 for the sole purpose of facilitating these securitization transactions. Credit card receivables are sold to special purpose subsidiaries, which, in turn, transfer these receivables to securitization master trusts. Private-label credit card receivables are securitized through one master trust and MasterCard and VISA credit card (referred to as bankcard) receivables are securitized through a separate master trust. Each master trust periodically issues securities backed by the receivables in that master trust. For transfers of receivables that qualify as sales, Circuit City recognizes gains or losses as a component of the finance operation's profits, which are recorded as reductions to selling, general and administrative expenses. In these securitizations, Circuit City's finance operation continues to service the securitized receivables for a fee and the special purpose subsidiaries retain an undivided interest in the transferred receivables and hold various subordinated asset-backed securities that serve as credit enhancements for the asset-backed securities held by outside investors. Neither the private-label master trust agreement nor the bankcard master trust agreement provides for recourse to the Company for credit losses on the securitized receivables. Under certain of these securitization programs, Circuit City must meet financial covenants relating to minimum tangible net worth, minimum delinquency rates and minimum coverage of rent and interest expense.
Circuit City was in compliance with these covenants at February 28, 2002 and 2001.

         The total principal amount of credit card receivables managed was $2.85 billion at February 28, 2002, and $2.80 billion at February 28, 2001. Of these totals, the principal amount of receivables securitized was $2.80 billion at February 28, 2002, and $2.75 billion at February 28, 2001, and the principal amount of receivables held for sale was $49.2 million at the end of fiscal 2002 and $45.1 million at the end of fiscal 2001. At February 28, 2002, the unused capacity of the private label variable funding program was $22.9 million and the unused capacity of the bankcard variable funding program was $496.5 million. The aggregate amount of receivables that were 31 days or more delinquent was $198.4 million at February 28, 2002, and $192.3 million at February 28, 2001. The principal amount of losses net of recoveries totaled $262.8 million for the year ended February 28, 2002, and $229.9 million for the year ended February 28, 2001.

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

         The table below summarizes certain cash flows received from and paid to the securitization trusts:

                                                       Years Ended February 28
 (Amounts in thousands)                                  2002           2001
-------------------------------------------------------------------------------
Proceeds from new securitizations...................  $1,193,300     $1,092,500
Proceeds from collections reinvested
    in previous credit card securitizations.........  $1,591,085     $1,730,511
Servicing fees received.............................  $   51,777     $   52,044
Other cash flows received on retained interests*....  $  195,375     $  173,775

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

         Future finance income from securitized credit card receivables that exceeds the contractually specified investor returns and servicing fees (interest-only strips) is carried at fair value, amounted to $131.9 million at February 28, 2002 and $131.0 million at February 28, 2001. Gains of $167.8 million on sales of credit card receivables were recorded in fiscal 2002; gains of $176.2 million on sales of credit card receivables were recorded in fiscal 2001.

         The fair value of retained interests at February 28, 2002, was $394.5 million, with a weighted-average life ranging from 0.2 years to 1.8 years. The fair value of retained interests at February 28, 2001, was $246.1 million with a weighted average life ranging from 0.4 years to 3 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at February 28, 2002, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at February 28, 2002, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                 Impact on Fair   Impact on Fair
                                Assumptions       Value of 10%     Value of 20%
(Dollar amounts in thousands)      Used         Adverse Change    Adverse Change
--------------------------------------------------------------------------------
Monthly payment rate..........  6.8%-10.4%         $  8,426          $  15,629
Annual default rate...........  7.9%-17.1%         $ 23,315          $  46,363
Annual discount rate..........  8.0%-15.0%         $  2,742          $   5,454

11.    Financial Derivatives

         On behalf of Circuit City, the Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. The total notional amount of interest rate caps outstanding was $654.9 million at February 28, 2002, and $839.4 million at February 28, 2001. Purchased interest rate caps are included in net accounts receivable and had a fair value of $2.4 million as of February 28, 2002, and $6.5 million as of February 28, 2001. Written interest rate caps were included in accounts payable and had a fair value of $2.4 million as of February 28, 2002, and $6.5 million at February 28, 2001.

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

12.    Contingent Liabilities

         In the normal course of business, Circuit City is involved in various legal proceedings. Based upon the evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the Circuit City Group's financial position, liquidity or results of operations.

13.    Appliance Exit Costs

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

         In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30.0 million. In the fourth quarter of fiscal 2002, the Company recorded additional lease termination costs of $10.0 million to reflect the current rental market for these leased properties. These expenses are reported separately on the fiscal 2002 and 2001 statements of earnings. The appliance exit cost liability is included in the accrued expenses and other current liabilities line item on the Group balance sheet.

         The appliance exit cost accrual activity is presented in Table 3.

TABLE 3
-----------------------------------------------------------------------------------------------------------------------------
                                        Total     Fiscal 2001                     Fiscal 2002     Fiscal 2002
                                      Original     Payments       Liability at    Adjustments      Payments      Liability at
                                        Exit          or          February 28,   to Exit Cost          or        February 28,
(Amounts in millions)                   Cost      Write-Downs         2001          Accrual       Write-Downs        2002
-----------------------------------------------------------------------------------------------------------------------------
Lease termination costs.............   $17.8        $  1.8           $16.0         $ 10.0           $  6.3           $19.7
Fixed asset write-downs, net........     5.0           5.0               -              -                -               -
Employee termination benefits.......     4.4           2.2             2.2              -              2.2               -

Other ..............................     2.8           2.8               -              -                -               -
                                      ---------------------------------------------------------------------------------------
Appliance exit costs................    $30.0       $ 11.8           $ 18.2        $  10.0          $   8.5          $19.7
                                      =======================================================================================

14.    Discontinued Operations

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

         As of February 28, 2002, entities comprising the Divx operations have been dissolved and the net liabilities have been assumed by the Company. Net liabilities reflected in the accompanying Group balance sheets as of February 28 were as follows:

(Amounts in thousands)                                2002            2001
---------------------------------------------------------------------------
Current assets...............................       $      -      $       8
Other assets.................................              -            324
Current liabilities..........................        (18,457)       (27,522)
Other liabilities............................              -        (14,082)
                                                    -----------------------
Net liabilities of discontinued operations...       $(18,457)      $(41,272)
                                                    =======================

15.    Recent Accounting Pronouncements

         In July 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives," which is effective for fiscal quarters beginning after December 15, 2001. EITF No. 00-14 provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. The Company offers certain mail-in rebates that are currently recorded in cost of sales, buying and warehousing. However, in the first quarter of fiscal 2003, the Company expects to reclassify these rebate expenses from cost of sales, buying and warehousing to net sales and operating revenues to be in compliance with EITF No. 00-14. On a pro forma basis, this reclassification would have increased the fiscal 2002 Circuit City Group gross profit margin by 18 basis points and the expense ratio by 17 basis points. For fiscal 2001, the reclassification would have increased the gross profit by 29 basis points and the expense ratio by 27 basis points. The Company does not expect the adoption of EITF No. 00-14 to have a material impact on the Group's financial position, results of operations or cash flows.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt the provisions in the first quarter of fiscal 2003. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Group's financial position, results of operations or cash flows.

16.    Quarterly Financial Data (Unaudited)

(Amounts in           First Quarter        Second Quarter         Third Quarter         Fourth Quarter             Year
 thousands)           2002      2001       2002       2001       2002       2001        2002       2001       2002      2001
-----------------------------------------------------------------------------------------------------------------------------------

Net sales and
  operating
   revenues...... $1,881,654 $2,449,110 $2,036,552 $2,506,220 $2,279,908 $2,325,576 $3,391,689 $3,177,131 $9,589,803 $10,458,037
                  --------------------------------------------------------------------------------------------------------------

Gross profit..... $  462,393 $  597,800 $  496,544 $  582,916 $  551,151 $  510,449 $  817,884 $  774,398 $2,327,972 $ 2,465,563
                  --------------------------------------------------------------------------------------------------------------

Earnings (loss)
  before income
  attributed to
  the reserved
  CarMax Group
  shares......... $   (9,605)$   46,714 $  (12,541)$   43,196 $    9,245 $  (70,055)$  140,894 $   95,383 $  127,993 $   115,238
                  --------------------------------------------------------------------------------------------------------------

Net earnings
  (loss)......... $   10,135 $   57,123 $    6,822 $   55,341 $   21,134 $  (64,407)$  152,708 $  101,190 $  190,799 $   149,247
                  --------------------------------------------------------------------------------------------------------------

Independent Auditors' Report

The Board of Directors and Stockholders
of Circuit City Stores, Inc.:


We have audited the accompanying balance sheets of the Circuit City Group (as defined in Note 1) as of February 28, 2002 and 2001, and the related statements of earnings, group equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2002. These financial statements are the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


As more fully discussed in Note 1, the financial statements of the Circuit City Group should be read in conjunction with the consolidated financial statements of Circuit City Stores, Inc. and subsidiaries and the financial statements of the CarMax Group.


The Circuit City Group has accounted for its interest in the CarMax Group in a manner similar to the equity method of accounting. Accounting principles generally accepted in the United States of America require that the CarMax Group be consolidated with the Circuit City Group.


In our opinion, except for the effects of not consolidating the Circuit City Group and the CarMax Group as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of the Circuit City Group as of February 28, 2002 and 2001, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.





KPMG LLP


Richmond, Virginia

April 2, 2002


                                Page 100 of 130

                                  CARMAX GROUP
                             STATEMENTS OF EARNINGS


                                                                            Years Ended February 28 or 29
(Amounts in thousands)                                   2002          %          2001         %             2000         %
----------------------------------------------------------------------------------------------------------------------------
NET SALES AND OPERATING REVENUES...................   $3,518,068    100.0      $2,747,050    100.0       $2,191,389    100.0

Cost of sales......................................    3,114,365     88.5       2,417,291     88.0        1,951,024     89.0
                                                      ----------------------------------------------------------------------
GROSS PROFIT.......................................      403,703     11.5         329,759     12.0          240,365     11.0
                                                      ----------------------------------------------------------------------
Selling, general and administrative expenses ( net of
finance income of $82,191 as of February 28, 2002;
$54,250 as of February 28, 2001; and $39,800 as of
February 29, 2000) [NOTES 1 AND 9].................      252,289      7.2         244,167      8.9          228,200     10.4

Interest expense [notes 1 and 4]...................        4,958      0.1          12,110      0.4           10,362      0.5
                                                      ----------------------------------------------------------------------
TOTAL EXPENSES.....................................      257,247      7.3         256,277      9.3          238,562     10.9
                                                      ----------------------------------------------------------------------
Earnings before income taxes.......................      146,456      4.2          73,482      2.7            1,803      0.1

Provision for income taxes [NOTES 1 AND 5].........       55,654      1.6          27,918      1.0              685       -
                                                      ---------------------------------------------------------------------
NET EARNINGS.......................................   $   90,802      2.6      $   45,564      1.7       $    1,118      0.1
                                                      ======================================================================
Net earnings attributed to [NOTE 1]:
   Circuit City Group Common Stock.................   $   62,806               $   34,009                $      862
   CarMax Group Common Stock.......................       27,996                   11,555                       256
                                                      ----------               ----------                ----------
                                                      $   90,802               $   45,564                $    1,118
                                                      ==========               ==========                ==========

See accompanying notes to Group financial statements.


                                Page 101 of 130

                                  CARMAX GROUP
                                 BALANCE SHEETS
                                                                                                      At February 28
(Amounts in thousands)                                                                          2002                 2001
---------------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS:
   Cash [NOTE 2]..........................................................................   $  3,286              $  8,802
   Net accounts receivable................................................................     52,585                60,526
   Retained interests in securitized receivables [NOTE 10]................................    120,683                74,136
   Inventory..............................................................................    399,084               347,137
   Prepaid expenses and other current assets..............................................      2,065                 2,306
                                                                                             ------------------------------
   TOTAL CURRENT ASSETS...................................................................    577,703               492,907
   Property and equipment, net [NOTES 3 AND 4]............................................    120,976               192,158
   Other assets...........................................................................     21,543                25,888
                                                                                             ------------------------------
   TOTAL ASSETS...........................................................................   $720,222              $710,953
                                                                                             ==============================

LIABILITIES AND GROUP EQUITY
   CURRENT LIABILITIES:
   Current installments of allocated long-term debt [NOTES 1 AND 4].......................   $ 78,608              $108,151
   Accounts payable.......................................................................     87,160                82,483
   Allocated short-term debt [NOTES 1 AND 4]..............................................      9,840                   987
   Accrued expenses and other current liabilities.........................................     25,775                16,154
   Deferred income taxes [NOTES 1 AND 5]..................................................     22,009                18,162
                                                                                             ------------------------------
   TOTAL CURRENT LIABILITIES..............................................................    223,392               225,937
   Allocated long-term debt, excluding current installments [NOTES 1 AND 4]...............          -                83,057
   Deferred revenue and other liabilities.................................................      8,416                 6,836
   Deferred income taxes [NOTES 1 AND 5]..................................................      2,935                 3,620
                                                                                             ------------------------------
   TOTAL LIABILITIES......................................................................    234,743               319,450
   GROUP EQUITY...........................................................................    485,479               391,503
                                                                                             ------------------------------
   Commitments and contingent liabilities [NOTES 1, 7, 8, AND 12]
   TOTAL LIABILITIES AND GROUP EQUITY.....................................................   $720,222              $710,953
                                                                                             ==============================

See accompanying notes to Group financial statements.

                                Page 102 of 130

                                  CARMAX GROUP
                            STATEMENTS OF CASH FLOWS



                                                                                        Years Ended February 28 or 29
(Amounts in thousands)                                                             2002             2001              2000
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net earnings............................................................    $  90,802          $ 45,564         $  1,118
   Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities:
      Depreciation and amortization........................................       16,340            18,116           15,241
      Unearned compensation amortization of restricted stock...............          100               154              447
      Write-down of assets and lease termination costs  [NOTE 9]...........            -             8,677            4,755
      Loss (gain) on disposition of property and equipment.................            -               415             (820)
      Provision for deferred income taxes..................................        3,162             8,758            1,225
      Changes in operating assets and liabilities, net of effects from business acquisitions:
         Increase in net accounts receivable and retained interests in
           securitized receivables.........................................      (38,606)           (5,409)         (31,889)
         Increase in inventory.............................................      (51,947)          (62,745)         (39,909)
         Decrease (increase) in prepaid expenses and other current assets..          241               538           (2,224)
         Decrease in other assets..........................................        1,639               424            1,255
         Increase in accounts payable, accrued expenses and
           other current liabilities.......................................       19,330             3,881           25,016
         Increase (decrease) in deferred revenue and other liabilities.....        1,580              (413)           2,234
                                                                               --------------------------------------------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.....................       42,641            17,960          (23,551)
                                                                               --------------------------------------------

INVESTING ACTIVITIES:
   Cash used in business acquisitions......................................            -            (1,325)         (34,849)
   Purchases of property and equipment.....................................      (41,417)          (10,834)         (45,395)
   Proceeds from sales of property and equipment, net......................       98,965            15,506           25,340
                                                                               --------------------------------------------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.....................       57,548             3,347          (54,904)
                                                                               --------------------------------------------

FINANCING ACTIVITIES:
   Increase (decrease) in allocated short-term debt, net...................        8,853              (565)          (3,053)
   (Decrease) increase in allocated long-term debt, net....................     (112,600)          (21,658)          71,896
   Equity issuances, net...................................................       (1,958)             (263)           1,914
                                                                               --------------------------------------------

   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.....................     (105,705)          (22,486)          70,757
                                                                               --------------------------------------------
Decrease in cash and cash equivalents......................................       (5,516)           (1,179)          (7,698)
Cash and cash equivalents at beginning of year.............................        8,802             9,981           17,679
                                                                               --------------------------------------------
Cash and cash equivalents at end of year...................................    $   3,286          $  8,802         $  9,981
                                                                               ============================================

See accompanying notes to Group financial statements.

                                Page 103 of 130

                                  CARMAX GROUP
                           STATEMENTS OF GROUP EQUITY

(Amounts in thousands)
BALANCE AT MARCH 1, 1999....................................................................................... $ 340,415
   Net earnings................................................................................................     1,118
   Equity issuances, net.......................................................................................     3,456
                                                                                                                ---------
BALANCE AT FEBRUARY 29, 2000...................................................................................   344,989
   Net earnings................................................................................................    45,564
   Equity issuances, net.......................................................................................       950
                                                                                                                ---------
BALANCE AT FEBRUARY 28, 2001...................................................................................   391,503
   Net earnings................................................................................................    90,802
   Equity issuances, net.......................................................................................     3,174
                                                                                                                ---------
BALANCE AT FEBRUARY 28, 2002................................................................................... $ 485,479
                                                                                                                =========

See accompanying notes to Group financial statements.

                   NOTES TO CARMAX GROUP FINANCIAL STATEMENTS


1.    Basis of Presentation

         The common stock of Circuit City Stores, Inc. consists of two common stock series that are intended to reflect the performance of the Company's two businesses. The CarMax Group Common Stock is intended to track the performance of CarMax stores and related operations. The Circuit City Group Common Stock is intended to track the performance of the Circuit City stores and related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock.

         During the second quarter of fiscal 2002, Circuit City Stores completed the public offering of 9,516,800 shares of CarMax Group Common Stock. The shares sold in the offering were shares of CarMax Group Common Stock that previously had been reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The net proceeds of $139.5 million from the offering were allocated to the Circuit City Group to be used for general purposes of the Circuit City business, including remodeling of Circuit City Superstores.

         Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.1 percent of the total outstanding and reserved shares of CarMax Group Common Stock at February 28, 2002, 74.6 percent at February 28, 2001, and 74.7 percent at February 29, 2000. The terms of each series of common stock are discussed in detail in the Company's Form 8-A registration statement on file with the Securities and Exchange Commission.

         On February 22, 2002, Circuit City Stores, Inc. announced that its board of directors had authorized management to initiate a process that would separate the CarMax auto superstore business from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., presently a wholly owned subsidiary of Circuit City Stores, Inc., would become an independent, separately traded public company. The separation plan calls for Circuit City Stores, Inc. to redeem the outstanding shares of CarMax Group Common Stock in exchange for shares of common stock of CarMax, Inc., which holds substantially all of the businesses, assets and liabilities of the CarMax Group. Simultaneously, shares of CarMax, Inc. common stock, representing the shares of CarMax Group Common Stock reserved for the holders of Circuit City Group Common Stock, would be distributed as a tax-free dividend to the holders of Circuit City Group Common Stock.

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

         The CarMax Group financial statements reflect the application of the management and allocation policies adopted by the board of directors. These policies may be modified or rescinded, or new policies may be adopted, at the sole discretion of the board of directors, although the board of directors has no present plans to do so. These management and allocation policies include the following:

         (A)  Financial Activities:

         Most financial activities are managed by the Company on a centralized basis. Such financial activities include the investment of surplus cash and the issuance and repayment of short-term and long-term debt. Allocated invested surplus cash of the CarMax Group consists of (i) Company cash equivalents, if any, that have been allocated in their entirety to the CarMax Group and (ii) a portion of the Company's cash equivalents, if any, that are allocated between the Groups. The Company allocates debt to the CarMax Group based on usage of funds. Debt that is specific only to the CarMax business or the Circuit City business is allocated in its entirety to that business. For shared funds obtained from bank debt (pooled debt), CarMax's portion is determined by applying to CarMax's intercompany debt due to the Company the percentages that short-term bank debt, long-term bank debt and the current portion of long-term bank debt are of the total pooled debt. The remainder of any debt is then applied to the Circuit City business. The pooled debt bears interest at a rate based on the average pooled debt balance. Expenses related to increases in pooled debt are reflected in the weighted average interest rate of such pooled debt.

         (B)  Corporate General and Administrative Costs:

         Corporate general and administrative costs and other shared services generally have been allocated to the CarMax Group based upon utilization of such services by the Group. Where determinations based on utilization alone have been impractical, other methods and criteria are used that management believes are equitable and provide a reasonable estimate of the costs attributable to the Group. Costs allocated to the CarMax Group totaled approximately $3.2 million for fiscal 2002, $4.0 million for fiscal 2001 and $5.6 million for fiscal 2000.

          (C)  Income Taxes:

         The CarMax Group is included in the consolidated federal income tax return and in certain state tax returns filed by the Company. Accordingly, the financial statement provision and the related tax payments or refunds are reflected in each Group's financial statements in accordance with the Company's tax allocation policy for the Groups. In general, this policy provides that the consolidated tax provision and related tax payments or refunds are allocated between the Groups based principally upon the financial income, taxable income, credits and other amounts directly related to each Group. Tax benefits that cannot be used by the Group, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns.

2.    Summary of Significant Accounting Policies

         (A) Securitizations:

         CarMax enters into securitization transactions, which allow for the sale of automobile loan receivables to qualified special purpose entities, which, in turn, issue asset-backed securities to third-party investors. On April 1, 2001, CarMax adopted Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaced SFAS No. 125 and applies prospectively to all securitization transactions occurring after March 31, 2001. Adoption of SFAS No. 140 did not have a material impact on the financial position, results of operations or cash flows of the Group. Transfers of financial assets that qualify as sales under SFAS No. 140 are accounted for as off-balance sheet securitizations. CarMax may retain interest-only strips, one or more subordinated tranches, residual interests in a securitization trust, servicing rights and a cash reserve account, all of which are retained interests in the securitized receivables. These retained interests are carried at fair value as determined by the present value of expected future cash flows using management's projections of key factors, such as finance charge income, default rates, payment rates and discount rates appropriate for the type of asset and risk. The changes in fair value of retained interests are included in earnings.

         (B) Fair Value Of Financial Instruments:

         The carrying value of CarMax's cash, automobile loan and other receivables, accounts payable, short-term borrowings and long-term debt approximates fair value. CarMax's retained interests in securitized receivables and derivative financial instruments are recorded on the Group balance sheets at fair value.

         (C) Inventory:

         Inventory is comprised primarily of vehicles held for sale or for reconditioning and is stated at the lower of cost or market. Vehicle inventory cost is determined by specific identification. Parts and labor used to recondition vehicles, as well as transportation and other incremental expenses associated with acquiring and reconditioning vehicles, are included in inventory. Certain manufacturer incentives and rebates for new-car inventory, including holdbacks, are recognized as a reduction to new-car inventory when CarMax purchases the vehicles.

         (D) Property and Equipment:

         Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets' estimated useful lives.

         (E) Computer Software Costs:

         External direct costs of materials and services used in the development of internal-use software and payroll and payroll-related costs for employees directly involved in the development of internal-use software are capitalized. Amounts capitalized are amortized on a straight-line basis over a period of three to five years.

         (F) Impairment Of Long-Lived Assets:

         CarMax reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value.

         (G) Store Opening Expenses:

         Costs  relating  to  store   openings,   including   organization   and
pre-opening costs, are expensed as incurred.

         (H) Income Taxes:

         Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, measured by applying currently enacted tax laws. A deferred tax asset is recognized if it is more likely than not that a benefit will be realized.

         (I) Revenue Recognition:

         CarMax recognizes revenue when the earnings process is complete, generally at either the time of sale to a customer or upon delivery to a customer. CarMax sells extended warranties on behalf of unrelated third parties. These warranties usually have terms of coverage from 12 to 72 months. Because third parties are the primary obligors under these warranties, commission revenue is recognized at the time of sale, net of a provision for estimated customer returns of the warranties.

         (J) Selling, General and Administrative Expenses:

         Profits generated by the finance operation, fees received for arranging customer automobile financing through third parties and interest income are recorded as reductions to selling, general and administrative expenses.

         (K) Advertising Expenses:

         All advertising costs are expensed as incurred.

         (L) Stock-Based Compensation:

         CarMax accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees," and provides the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation."

         (M) Derivative Financial Instruments:

         On behalf of CarMax and in connection with securitization activities, the Company enters into interest rate swap agreements to manage exposure to interest rates and to more closely match funding costs to the use of funding. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on March 1, 2001. SFAS No. 133 requires the Company to recognize all derivative instruments as either assets or liabilities on the balance sheets at fair value. The adoption of SFAS No. 133 did not have a material impact on the financial position, results of operations or cash flows of the Group. The changes in fair value of derivative instruments are included in earnings.

         (N) Risks and Uncertainties:

         CarMax is a used- and new-car retail business. The diversity of CarMax's customers and suppliers reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or sources of supply. However, because of CarMax's limited overall size, management cannot assure that unanticipated events will not have a negative impact on CarMax.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

         (O) Reclassifications:

         Certain prior year amounts have been reclassified to conform to the current presentation. Wholesale sales have been reclassified and reported in net sales and operating revenues for all periods presented including the quarterly financial data disclosed in Note 14. In previous periods, wholesale sales were recorded as a reduction to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $325.5 million in fiscal 2002, $253.4 million in fiscal 2001 and $181.2 million in fiscal 2000. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales by $9.1 million in fiscal 2002, $7.4 million in fiscal 2001 and $4.8 million in fiscal 2000.

3.    Property and Equipment


     Property and equipment, at cost, at February 28 is summarized as follows:


     (Amounts in thousands)                        2002         2001
     -----------------------------------------------------------------
     Land and buildings (20 to 25 years).....   $  3,442     $ 101,382
     Land held for sale......................      8,762        27,971
     Land held for development...............      8,021         4,285
     Construction in progress................     64,122        14,324
     Furniture, fixtures and equipment
        (3 to 8 years).......................     69,435        64,866
     Leasehold improvements (10 to 15 years).     17,281        21,196
                                                ----------------------
                                                 171,063       234,024
     Less accumulated depreciation...........     50,087        41,866
                                                ----------------------
     Property and equipment, net.............   $120,976     $ 192,158
                                                ======================

         Land held for development is land owned for future sites that are scheduled to open more than one year beyond the fiscal year reported.

4.    Debt

         As discussed in Note 1, the CarMax Group is allocated debt from the Company. At February 28, 2002, the Group was allocated $9.8 million of short-term debt and $78.6 million of long-term debt. At February 28, 2001, the Group was allocated $1.0 million of short-term debt and $191.2 million of long-term debt. Long-term debt of the Company at February 28 is summarized as follows:


(Amounts in thousands)                               2002          2001
-------------------------------------------------------------------------
Term loans......................................   $100,000     $ 230,000
Industrial Development Revenue Bonds due
   through 2006 at various prime-based
   rates of interest ranging from 3.1% to 6.7%..      3,717         4,400
Obligations under capital leases................     11,594        12,049
Note payable....................................        826         2,076
                                                   ----------------------
Total long-term debt............................    116,137       248,525
Less current installments.......................    102,073       132,388
                                                   ----------------------
Long-term debt, excluding current
   installments.................................   $ 14,064     $ 116,137
                                                   ======================
Portion of long-term debt, excluding current
   installments, allocated to the CarMax Group..   $      -     $  83,057
                                                   ======================
Portion of current installments of long-term
   debt allocated to the CarMax Group...........   $ 78,608     $ 108,151
                                                   ======================


         In July 1994, the Company entered into a seven-year, $100,000,000 unsecured bank term loan. The loan was restructured in August 1996 as a six-year, $100,000,000 unsecured bank term loan. Principal is due in full at maturity with interest payable periodically at LIBOR plus 0.40 percent. At February 28, 2002, the interest rate on the term loan was 2.25 percent. This term loan is due in July 2002 and was classified as a current liability at February 28, 2002. Although the Company has the ability to refinance this loan, it intends to repay the debt using existing working capital.

         In June 1996, the Company entered into a five-year, $130,000,000 unsecured bank term loan. Principal was due in full at maturity with interest payable periodically at LIBOR plus 0.35 percent. As scheduled, the Company used existing working capital to repay this term loan in June 2001.

         The Company maintains a multi-year, $150,000,000 unsecured revolving credit agreement with four banks. The agreement calls for interest based on both committed rates and money market rates and a commitment fee of 0.18 percent per annum. The agreement was entered into as of August 31, 1996, and expires on August 31, 2002. No amounts were outstanding under the revolving credit agreement at February 28, 2002 or 2001, and the Company does not plan to renew this agreement.

         In November 1998, CarMax entered into a four-year, $5,000,000 unsecured promissory note. A portion of the principal amount is due annually with interest payable periodically at 8.25 percent. The outstanding balance at February 28, 2002, was $826,000 and was included in current installments of long-term debt.

         In December 2001, CarMax entered into an $8,450,000  secured promissory note in conjunction with the purchase of land for new store  construction.  This note is due in August 2002 and was classified as short-term debt at February 28, 2002.

         The scheduled aggregate annual principal payments on the Company's long-term obligations for the next five fiscal years are as follows:
2003--$102,073,000;    2004--$1,410,000;   2005--$2,521,000;   2006--$1,083,000;
2007--$1,010,000.

         Under certain of the debt agreements, the Company must meet financial covenants relating to minimum tangible net worth, current ratios and debt-to-capital ratios. The Company was in compliance with all such covenants at February 28, 2002 and 2001.

         Short-term debt of the Company is funded through committed lines of credit and informal credit arrangements, as well as the revolving credit agreement. Other information regarding short-term financing and committed lines of credit is as follows:

                                               Years Ended February 28
(Amounts in thousands)                             2002          2001
-----------------------------------------------------------------------
Average short-term financing outstanding.....   $  2,256      $  56,065
Maximum short-term financing outstanding.....   $  6,594      $ 363,199
Aggregate committed lines of credit..........   $195,000      $ 360,000

         The weighted average interest rate on the outstanding short-term debt was 4.4 percent during fiscal 2002, 6.8 percent during fiscal 2001 and 5.6 percent during fiscal 2000.

         Interest expense allocated by the Company to CarMax, excluding interest capitalized, was $4,958,000 in fiscal 2002, $12,110,000 in fiscal 2001 and $10,362,000 in fiscal 2000. CarMax capitalizes interest in connection with the construction of certain facilities. Capitalized interest totaled $530,000 in fiscal 2002. No interest was capitalized in fiscal 2001. Capitalized interest totaled $1,254,000 in fiscal 2000.

5.    Income Taxes

         The components of the provision for income taxes on net earnings are as follows:

                                              Years Ended February 28 or 29
(Amounts in thousands)                        2002         2001         2000
-----------------------------------------------------------------------------
Current:
   Federal.............................    $47,389       $16,986      $(1,395)
   State...............................      5,103         2,174          855
                                           ----------------------------------
                                            52,492        19,160         (540)
                                           ----------------------------------
Deferred:
   Federal.............................      3,067         8,494        1,190
   State...............................         95           264           35
                                           ----------------------------------
                                             3,162         8,758        1,225
                                           ----------------------------------
Provision for income taxes.............    $55,654       $27,918      $   685
                                           ==================================


         The effective income tax rate differed from the federal statutory income tax rate as follows:

                                              Years Ended February 28 or 29
                                             2002        2001         2000
---------------------------------------------------------------------------
Federal statutory income tax rate.......     35%          35%          35%
State and local income taxes,
   net of federal benefit...............      3            3            3
                                             ------------------------------
Effective income tax rate...............     38%          38%          38%
                                             ==============================

         In accordance with SFAS No. 109, the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at February 28 are as follows:


(Amounts in thousands)                            2002        2001
-------------------------------------------------------------------
Deferred tax assets:
   Accrued expenses........................    $ 6,719      $ 5,173
   Other...................................        187          235
                                               --------------------
      Total gross deferred tax assets......      6,906        5,408
                                               --------------------
Deferred tax liabilities:
   Depreciation and amortization...........      3,615        3,850
   Securitized receivables.................     22,593       15,262
   Inventory...............................      4,257        6,449
   Prepaid expenses........................      1,385        1,629
                                               --------------------
      Total gross deferred tax liabilities.     31,850       27,190
                                               --------------------
Net deferred tax liability.................    $24,944      $21,782
                                               ====================

         Based on CarMax's historical and current pretax earnings, management believes the amount of gross deferred tax assets will more likely than not be realized through future taxable income; therefore, no valuation allowance is necessary.


6.    Common Stock and Stock-Based Incentive Plans

         (A) Voting Rights:

         The holders of both series of common stock and any series of preferred stock outstanding and entitled to vote together with the holders of common stock will vote together as a single voting group on all matters on which common shareholders generally are entitled to vote other than a matter on which the common stock or either series thereof or any series of preferred stock would be entitled to vote as a separate voting group. On all matters on which both series of common stock would vote together as a single voting group, (i) each outstanding share of Circuit City Group Common Stock shall have one vote and
(ii) each outstanding share of CarMax Group Common Stock shall have a number of votes based on the weighted average ratio of the market value of a share of CarMax Group Common Stock to a share of Circuit City Group Common Stock. If shares of only one series of common stock are outstanding, each share of that series shall be entitled to one vote. If either series of common stock is entitled to vote as a separate voting group with respect to any matter, each share of that series shall, for purposes of such vote, be entitled to one vote on such matter.

         (B) Shareholder Rights Plan:

         In conjunction with the Company's Shareholder Rights Plan as amended and restated, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of CarMax Group Common Stock. The rights are exercisable only upon the attainment of, or the commencement of a tender offer to attain, a specified ownership interest in the Company by a person or group. When exercisable, each CarMax Group right would entitle the holder to buy one four-hundredth of a share of Cumulative Participating Preferred Stock, Series F, $20 par value, at an exercise price of $100 per share, subject to adjustment. A total of 500,000 shares of such preferred stock, which have preferential dividend and liquidation rights, have been designated. No such shares are outstanding. In the event that an acquiring person or group acquires the specified ownership percentage of the Company's common stock (except pursuant to a cash tender offer for all outstanding shares determined to be fair by the board of directors) or engages in certain transactions with the Company after the rights become exercisable, each right will be converted into a right to purchase, for half the current market price at that time, shares of the related Group stock valued at two times the exercise price. The Company also has 1,000,000 shares of undesignated preferred stock authorized of which no shares are outstanding and an additional 500,000 shares of preferred stock designated as Series E, which are related to similar rights held by Circuit City Group shareholders.

         (C) Restricted Stock:

         The Company has issued restricted stock under the provisions of the 1994 Stock Incentive Plan whereby management and key employees are granted restricted shares of CarMax Group Common Stock. Shares are awarded in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions or forfeitures. Restrictions on the awards generally expire three to four years from the date of grant. Total restricted stock awards of 2,100 shares of CarMax Group Common Stock were granted to eligible employees in fiscal 2002. The market value at the date of grant of all shares granted has been recorded as unearned compensation and is a component of Group equity. Unearned compensation is expensed over the restriction periods. In fiscal 2002, a total of $99,700 was charged to operations ($153,500 in fiscal 2001 and $447,200 in fiscal 2000). As of February 28, 2002, 27,100 restricted shares of CarMax Group Common Stock were outstanding.

         (D) Stock Incentive Plans:

         Under the Company's stock incentive plans, nonqualified stock options may be granted to management, key employees and outside directors to purchase shares of CarMax Group Common Stock. The exercise price for nonqualified options is equal to, or greater than, the market value at the date of grant. Options generally are exercisable over a period from one to 10 years from the date of grant. The Company has authorized 9,750,000 shares of CarMax Group Common Stock to be issued as either options or restricted stock grants. Shares of CarMax Group Common Stock available for issuance of options or restricted stock grants totaled 1,150,779 at February 28, 2002, and 2,615,227 at February 28, 2001.

         (E) Employee Stock Purchase Plan:

         The Company has employee stock purchase plans for all employees meeting certain eligibility criteria. Under the CarMax Group plan, eligible employees may, subject to certain limitations, purchase shares of CarMax Group Common Stock. For each $1.00 contributed by employees under the plan, the Company matches $0.15. Purchases are limited to 10 percent of an employee's eligible compensation, up to a maximum of $7,500 per year. The Company has authorized 2,000,000 shares of CarMax Group Common Stock for purchase under the plan. At February 28, 2002, a total of 397,717 shares remained available under the CarMax Group plan. During fiscal 2002, 183,902 shares were issued to or purchased on the open market on behalf of employees (477,094 in fiscal 2001 and 580,000 in fiscal 2000). The average price per share purchased under the plan was $17.13 in fiscal 2002, $4.18 in fiscal 2001 and $3.68 in fiscal 2000. The Company match for the CarMax Group totaled $384,800 in fiscal 2002, $247,000 in fiscal 2001 and $221,500 in fiscal 2000.

         (F) 401(k) Plan:

         Effective August 1, 1999, the Company began sponsoring a 401(k) Plan for all employees meeting certain eligibility criteria. Under the Plan, eligible employees can contribute up to 15 percent of their salaries, and the Company matches a portion of those associate contributions. The Company's expense for this plan for CarMax associates was $885,000 in fiscal 2002, $686,000 in fiscal 2001 and $317,000 in fiscal 2000.


 TABLE 1                                          2002                          2001                          2000
-------------------------------------------------------------------------------------------------------------------------------
                                                    Weighted Average              Weighted Average             Weighted Average
(Shares in thousands)                      Shares    Exercise Price       Shares   Exercise Price      Shares   Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year........    4,107        $ 3.16            3,324       $3.87            4,380       $ 1.77
Granted.................................    1,659          4.94            1,281        1.70            1,132         5.89
Exercised...............................   (1,941)         1.32              (56)       0.22           (2,027)        0.22
Cancelled...............................     (194)         5.95             (442)       4.67             (161)        6.94
                                           ------                         ------                       ------
Outstanding at end of year..............    3,631        $ 4.81            4,107       $3.16            3,324       $ 3.87
                                           ======                         ======                       ======
Options exercisable at end of year......      821        $ 6.85            1,943       $2.94            1,203       $ 2.54
                                           ======                         ======                       ======


TABLE 2                                                  Options Outstanding                          Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------
                                                      Weighted Average
(Shares in thousands)                      Number         Remaining     Weighted Average       Number        Weighted Average
Range of Exercise Prices                 Outstanding  Contractual Life   Exercise Price      Exercisable      Exercise Price
-----------------------------------------------------------------------------------------------------------------------------
$  1.63................................       962           5.0              $ 1.63              193             $ 1.63
   3.22 to  4.89.......................     1,648           5.9                4.82               25               3.66
   6.06 to  9.06.......................       794           4.2                6.37              387               6.51
   9.19 to 14.00.......................       141           2.9               11.09              136              11.02
  15.00 to 22.47.......................        86           2.5               15.42               80              15.08
                                            -----                                             ------
Total .................................     3,631           5.1              $ 4.81              821             $ 6.85
                                            =====                                             ======

         The CarMax Group's stock option activity is summarized in Table 1 above. Table 2 above summarizes information about stock options outstanding as of February 28, 2002.

         CarMax applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123, the net earnings attributed to the CarMax Group would have changed to the pro forma amounts indicated in the following table. In accordance with the transition provisions of SFAS No. 123, the pro forma amounts reflect options with grant dates subsequent to March 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented below because compensation cost is reflected over the options' vesting periods and compensation cost of options granted prior to March 1, 1995, is not considered. The pro forma effect on fiscal year 2002 may not be representative of the pro forma effects on net earnings for future years.

                                             Years Ended  February 28 or 29
(Amounts in thousands)                       2002         2001         2000
----------------------------------------------------------------------------
Net earnings:
   As reported.......................      $27,996     $ 11,555     $   256
   Pro forma.........................       27,522       11,345          75


         For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                            2002        2001       2000
-----------------------------------------------------------------------
Expected dividend yield.................     -            -          -
Expected stock volatility...............    79%          71%        62%
Risk-free interest rates................     5%           7%         6%
Expected lives (in years)...............     4            4          4

         Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted for the CarMax Group was $3 per share in fiscal 2002, $1 per share in fiscal 2001 and $3 per share in fiscal 2000.

7.    Pension Plans

         The Company has a noncontributory defined benefit pension plan covering the majority of full-time employees who are at least age 21 and have completed one year of service. The cost of the program is being funded currently. Plan benefits generally are based on years of service and average compensation. Plan assets consist primarily of equity securities and included 160,000 shares of Circuit City Group Common Stock at February 28, 2002 and 2001. Eligible employees of CarMax participate in the Company's plan. Pension costs for these employees have been allocated to CarMax based on its proportionate share of the projected benefit obligation. Company contributions allocated to the CarMax Group were $1,304,000 in fiscal 2002, $1,630,000 in fiscal 2001 and $625,000 in fiscal 2000.

         The following tables set forth the CarMax Group's share of the pension plan's financial status and amounts recognized in the balance sheets as of February 28:


(Amounts in thousands)                              2002            2001
-------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year......    $ 7,837          $ 4,443
Service cost.................................      2,549            1,525
Interest cost................................        588              355
Actuarial loss...............................      4,002            1,514
Benefits paid................................       (108)               -
                                                 ------------------------
Benefit obligation at end of year............    $14,868          $ 7,837
                                                 ========================

Change in plan assets:
Fair value of plan assets at beginning of year   $ 4,074          $ 2,715
Actual return on plan assets.................       (262)            (271)
Employer contributions.......................      1,304            1,630
Benefits paid................................       (108)               -
                                                 ------------------------
Fair value of plan assets at end of year.....    $ 5,008          $ 4,074
                                                 ========================

Reconciliation of funded status:
Funded status................................    $(9,860)         $(3,763)
Unrecognized actuarial loss .................      7,524            3,039
Unrecognized transitional asset..............          -               (3)
Unrecognized prior service benefit...........         (2)              (4)
                                                 ------------------------
Net amount recognized........................    $(2,338)         $  (731)
                                                 ========================

The components of net pension expense were as follows:

                          Years Ended February 28 or 29
(Amounts in thousands)                           2002         2001        2000
------------------------------------------------------------------------------
Service cost................................   $2,549       $1,525      $1,250
Interest cost...............................      588          355         173
Expected return on plan assets..............     (424)        (283)       (159)
Amortization of prior service cost..........       (2)          (2)         (2)
Amortization of transitional asset..........       (3)          (3)         (3)
Recognized actuarial loss...................      203           91          77
                                               -------------------------------
Net pension expense.........................   $2,911       $1,683      $1,336
                                               ===============================

Assumptions used in the accounting for the pension plan were:

                          Years Ended February 28 or 29
                                                 2002        2001         2000
--------------------------------------------------------------------------------
Weighted average discount rate..............     7.25%       7.50%       8.00%
Rate of increase in compensation levels.....     7.00%       6.00%       6.00%
Expected rate of return on plan assets......     9.00%       9.00%       9.00%


         The Company also has an unfunded nonqualified plan that restores retirement benefits for certain senior executives who are affected by Internal Revenue Code limitations on benefits provided under the Company's pension plan. The projected benefit obligation allocated to the CarMax Group under this plan was $1.6 million at February 28, 2002 and $600,000 at February 28, 2001.

8.    Lease Commitments

         CarMax conducts a substantial portion of its business in leased premises. CarMax's lease obligations are based upon contractual minimum rates. Twenty-three of CarMax's sales locations are currently operated under leases originally entered into by the Company. Although each of these leases has been assigned to a subsidiary of CarMax, the Company remains contingently liable under the leases.

         Rental expense for all operating leases was $41,362,000 in fiscal 2002, $36,057,000 in fiscal 2001 and $34,706,000 in fiscal 2000. Most leases provide that CarMax pay taxes, maintenance, insurance and operating expenses applicable to the premises. The initial term of most real property leases will expire within the next 20 years; however, most of the leases have options providing for renewal periods of 10 to 20 years at terms similar to the initial terms.

         Future minimum fixed lease obligations, excluding taxes, insurance and other costs payable directly by CarMax, as of February 28, 2002, were:

                                           Operating
(Amounts in thousands)                       Lease
Fiscal                                    Commitments
-----------------------------------------------------
2003.................................... $  43,077
2004....................................    43,364
2005....................................    43,332
2006....................................    42,737
2007....................................    41,991
After 2007..............................   508,516
                                         ---------
Total minimum lease payments............ $ 723,017
                                         =========

         In August 2001, CarMax entered into a sale-leaseback transaction with unrelated parties covering nine superstore properties. This transaction, which represented the first sale-leaseback entered into by CarMax without a Circuit City Stores Inc. guarantee, was structured at competitive rates with an initial lease term of 15 years and two 10-year renewal options. In conjunction with this sale-leaseback transaction, CarMax must meet financial covenants relating to minimum tangible net worth and minimum coverage of rent expense. CarMax was in compliance with all such covenants at February 28, 2002. The aggregate selling price of sale-leaseback transactions was $102,388,000 in fiscal 2002 and $12,500,000 in fiscal 2000. In fiscal 2001, the Company did not enter into any sale-leaseback transactions. Gains or losses on sale-leaseback transactions are deferred and amortized over the term of the leases. Neither the Company nor CarMax has continuing involvement under sale-leaseback transactions.

9.    Supplemental Financial Statement Information

         (A) Advertising Expense:

         Advertising expense, which is included in selling, general and administrative expenses in the accompanying statements of earnings, amounted to $47,255,000 (1.3 percent of net sales and operating revenues) in fiscal 2002, $44,912,000 (1.6 percent of net sales and operating revenues) in fiscal 2001 and $48,637,000 (2.2 percent of net sales and operating revenues) in fiscal 2000.

         (B) Write-Down of Assets and Lease Termination Costs:

         In the fourth quarter of fiscal 2001, CarMax recorded $8.7 million for the write-off of goodwill associated with two underperforming stand-alone new-car franchises. In the fourth quarter of fiscal 2000, CarMax recorded $4.8 million in charges related to lease termination costs on undeveloped property and a write-down of assets associated with excess property for sale. The loss related to operating leases was calculated based on expected lease termination costs and costs associated with subleasing the property.

         (C) Finance Income:

         For the past three years, pretax finance income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                                Years Ended February 28 or 29
(Amounts in millions)                            2002        2001        2000
------------------------------------------------------------------------------
Securitization income.......................   $ 78.1       $ 51.5      $ 36.8
Payroll and fringe expenses.................      5.7          4.2         3.4
Other direct expenses.......................      5.9          4.5         3.4
                                               -------------------------------
Finance operation income....................     66.5         42.8        30.0
Third-party financing fees..................     15.7         11.5         9.8
                                               -------------------------------
Total finance income........................   $ 82.2       $ 54.3      $ 39.8
                                               ===============================

         For CarMax, finance operation income does not include any allocation of indirect costs or income. CarMax presents this information on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefit or costs that could be attributed to this operation. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll as well as retail store expenses.

10.    Securitizations

         CarMax has asset securitization programs to finance the automobile loan receivables generated by its finance operation. CarMax's finance operation sells its automobile loan receivables to a special purpose subsidiary, which, in turn, transfers those receivables to a group of third-party investors. For transfers of receivables that qualify as sales, CarMax recognizes gains or losses as a component of the finance operation's profits, which are recorded as reductions to selling, general and administrative expenses. A special purpose subsidiary retains a subordinated interest in the transferred receivables. CarMax's finance operation continues to service securitized receivables for a fee. CarMax's finance operation refinanced $641.7 million of automobile loan receivables through the public issuance of asset-backed securities in fiscal 2002 and $655.4 million in fiscal 2001. The automobile loan securitization agreements do not provide for recourse to the Company for credit losses on the securitized receivables. Under certain of these securitization programs, CarMax must meet financial covenants relating to minimum tangible net worth, minimum delinquency rates and minimum coverage of rent and interest expense. CarMax was in compliance with these covenants at February 28, 2002 and 2001.

         At February 28, 2002, the total principal amount of automobile loan receivables managed was $1.55 billion. Of that total, the principal amount of automobile loan receivables securitized was $1.54 billion and the principal amount of automobile loan receivables held for sale or investment was $13.9 million. At February 28, 2002, the unused capacity of the automobile loan variable funding program was $211.0 million. The aggregate principal amount of automobile loans that were 31 days or more delinquent was $22.3 million at February 28, 2002. The principal amount of losses net of recoveries totaled $13.2 million for the year ended February 28, 2002, and $7.2 million for the year ended February 28, 2001.

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

         The table below summarizes certain cash flows received from and paid to securitization trusts:

                                                        Years Ended February 28
 (Amounts in thousands)                                  2002            2001
-------------------------------------------------------------------------------
Proceeds from new securitizations...................  $ 752,516      $  619,525
Proceeds from collections reinvested
    in previous automobile loan securitizations.....  $ 452,329      $  313,827
Servicing fees received.............................  $  13,787      $   10,474
Other cash flows received on retained interests*....  $  68,153      $   39,265

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

         Future finance income from securitized automobile loan receivables that exceeds the contractually specified investor returns and servicing fees (interest-only strips) is carried at fair value; amounted to $74.3 million at February 28, 2002, and $42.0 million at February 28, 2001. Gains of $56.4 million on sales of automobile loan receivables were recorded in fiscal 2002; gains of $35.4 million on sales of automobile loan receivables were recorded in fiscal 2001.

         The fair value of retained interests at February 28, 2002, was $120.7 million, with a weighted-average life of 1.6 years. The fair value of retained interests at February 28, 2001, was $74.1 million with a weighted-average life ranging from 1.5 years to 1.8 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at February 28, 2002, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at February 28, 2002, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                Impact on Fair   Impact on Fair
                                Assumptions     Value of 10%      Value of 20%
(Dollar amounts in thousands)      Used        Adverse Change    Adverse Change
------------------------------------------------------------------------------
Prepayment speed..............   1.5%-1.6%        $  3,646         $  7,354
Annual default rate...........   1.0%-1.2%        $  2,074         $  4,148
Annual discount rate..........       12.0%        $  1,464         $  2,896

11.    Financial Derivatives

         On behalf of CarMax, the Company enters into amortizing swaps relating to automobile loan receivable securitizations to convert variable-rate financing costs to fixed-rate obligations to better match funding costs to the receivables being securitized. The Company entered into twelve 40-month amortizing interest rate swaps with notional amounts totaling approximately $854.0 million in fiscal 2002, nine 40-month amortizing swaps with notional amounts totaling approximately $735.0 million in fiscal 2001 and four 40-month amortizing swaps with notional amounts totaling approximately $344.0 million in fiscal 2000. The remaining total notional amount of all swaps related to the automobile loan receivable securitizations was approximately $413.3 million at February 28, 2002, and $299.3 million at February 28, 2001. At February 28, 2002, the fair value of these swaps totaled a net liability of $841,000 and were included in accounts payable.

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

12.    Contingent Liabilities

         In the normal course of business, CarMax is involved in various legal proceedings. Based upon CarMax's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the CarMax Group's financial position, liquidity or results of operations.

13.    Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," effective for business combinations initiated after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, the pooling of interests method of accounting for business combinations is eliminated, requiring that all business combinations initiated after the effective date be accounted for using the purchase method. Also under SFAS No. 141, identified intangible assets acquired in a purchase business combination must be separately valued and recognized on the balance sheet if they meet certain requirements. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the pronouncement. Other intangible assets that are identified to have finite useful lives will continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and will be subject to review when events or circumstances arise which indicate impairment. For the CarMax Group, goodwill totaled $20.1 million and covenants not to compete totaled $1.5 million as of February 28, 2002. In fiscal 2002, goodwill amortization was $1.8 million and amortization of covenants not to compete was $931,000. Covenants not to compete will continue to be amortized on a straight-line basis over the life of the covenant, not to exceed five years. Application of the nonamortization provisions of SFAS No. 142 in fiscal 2003 is not expected to have a material impact on the financial position, results of operations or cash flows of the Group. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill, as outlined in the new pronouncement. Based on preliminary estimates, as well as ongoing periodic assessments of goodwill, the Company does not expect to recognize any material impairment losses from these tests.

         In August 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt the provisions in the first quarter of fiscal 2003. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Group's financial position, results of operations or cash flows.

14.    Quarterly Financial Data (Unaudited)

                             First Quarter       Second Quarter       Third Quarter       Fourth Quarter            Year
(Amounts in thousands)       2002      2001      2002      2001       2002      2001      2002      2001       2002      2001
---------------------------------------------------------------------------------------------------------------------------------
Net sales and operating
   revenues..............  $879,000  $683,390  $938,911  $738,084  $848,807  $621,007  $851,350  $704,569  $3,518,068  $2,747,050
                           ------------------------------------------------------------------------------------------------------
Gross profit.............  $103,960  $ 85,462  $108,526  $ 90,549  $ 91,026  $ 71,679  $100,191  $ 82,069  $  403,703  $  329,759
                           ------------------------------------------------------------------------------------------------------
Net earnings.............  $ 26,572  $ 13,944  $ 27,391  $ 16,271  $ 18,443  $  7,568  $ 18,396  $  7,781  $   90,802  $   45,564
                           ------------------------------------------------------------------------------------------------------
Net earnings attributed
   to CarMax Group
   Common Stock..........  $  6,832  $  3,535  $  8,028  $  4,126  $  6,554  $  1,920  $  6,582  $  1,974  $   27,996  $   11,555
                           ------------------------------------------------------------------------------------------------------

         Net sales and operating revenues as presented reflect certain reclassifications to conform to current presentation. Wholesale sales were reclassified from cost of sales to sales as discussed in Note 2(O). Total wholesale reclassifications increased sales in the first through fourth quarters of fiscal 2002 by $84.5 million, $90.0 million, $76.7 million and $74.3 million, respectively. The fiscal 2001 total wholesale reclassifications increased sales $59.4 million, $66.5 million, $61.1 million and $66.4 million by quarter, respectively. The additional reclassification between sales and cost of sales decreased sales in the first through fourth quarters of fiscal 2002 by $2.3 million, $2.5 million, $2.2 million and $2.1 million, respectively. The fiscal 2001 net sales decreased $1.8 million, $2.0 million, $1.8 million and $1.8 million by quarter, respectively, based on the additional reclassification. The annual impact of all reclassifications from cost of sales to sales was an increase of $316.4 million in fiscal 2002 and $246.0 million in fiscal 2001.

Independent Auditors' Report

The Board of Directors and Stockholders
of Circuit City Stores, Inc.:


We have audited the accompanying balance sheets of the CarMax Group (as defined in Note 1) as of February 28, 2002 and 2001, and the related statements of earnings, group equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2002. These financial statements are the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


As more fully disclosed in Note 1, the financial statements of the CarMax Group should be read in conjunction with the consolidated financial statements of Circuit City Stores, Inc. and subsidiaries and the financial statements of the Circuit City Group.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the CarMax Group as of February 28, 2002 and 2001, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP




Richmond, Virginia
April 2, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

         With the exception of the information incorporated by reference from the Company's Proxy Statement in Items 10, 11 and 12 of Part III of this Form 10-K/A Report, the Company's Proxy Statement dated May 10, 2002, is not to be deemed filed as a part of this Report.

Item 10.   Directors and Executive Officers of the Company.

         The  information  concerning the Company's  directors  required by this
Item is incorporated by reference to the section entitled "Item One - Election of Directors" appearing on pages 3 through 5 of the Company's Proxy Statement dated May 10, 2002.

         The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Company" appearing on pages 14 through 16.

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

                                Page 118 of 130

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

           2. Exhibits. The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

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


                                          CIRCUIT CITY STORES, INC.
                                          (Registrant)


                                      By: /s/W. Alan McCollough
                                          ---------------------------
                                          W. Alan McCollough
                                          President and Chief Executive Officer


                                      By: /s/Michael T. Chalifoux
                                          ---------------------------
                                          Michael T. Chalifoux
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Corporate Secretary


                                      By: /s/Philip J. Dunn
                                          ---------------------------
                                          Philip J. Dunn
                                          Senior Vice President, Treasurer,
                                          Corporate Controller and
                                          Chief Accounting Officer






September 6, 2002

                                 CERTIFICATIONS





I, W. Alan McCollough, certify that:


1.   I have  reviewed  this  annual  report  on  Form  10-K/A  of  Circuit  City
Stores,Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.





Date:  September 6, 2002


                                                   /s/ W. Alan McCollough
                                                   ------------------------
                                                   W. Alan McCollough
                                                   Chairman, President and
                                                   Chief Executive Officer

                                 CERTIFICATIONS





I, Michael T. Chalifoux, certify that:


1. I have reviewed this annual report on Form 10-K/A of Circuit City Stores, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.





Date:  September 6, 2002


                                                 /s/ Michael T. Chalifoux
                                                 ------------------------------
                                                 Michael T. Chalifoux
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Corporate Secretary

                                                                                                              S-1
                                   Schedule II

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves
                             (Amounts in thousands)


                                       Balance at           Charged           Charge-offs         Balance at
                                        Beginning             to                 less              End of
        Description                      of Year            Income            Recoveries            Year

Circuit City Stores, Inc.:

Year ended February 29, 2000:
Allowance for doubtful accounts         $ 16,282            $ 7,758           $  (5,727)          $  18,313
                                        ========            =======           =========           =========

Year ended February 28, 2001:
Allowance for doubtful accounts         $ 18,313            $ 8,878           $ (18,219)          $   8,972
                                        ========            =======           =========           =========

Year ended February 28, 2002:
Allowance for doubtful accounts         $  8,972            $ 5,552           $  (9,777)          $   4,747
                                        ========            =======           =========           =========

Circuit City Group:

Year ended February 29, 2000:
Allowance for doubtful accounts         $ 11,069            $ 4,324           $  (2,898)          $  12,495
                                        ========            =======           =========           =========

Year ended February 28, 2001:
Allowance for doubtful accounts         $ 12,495            $ 5,171           $ (15,598)          $   2,068
                                        ========            =======           =========           =========

Year ended February 28, 2002:
Allowance for doubtful accounts         $  2,068            $ 3,485           $  (4,893)          $     660
                                        ========            =======           =========           =========

CarMax Group:

Year ended February 29, 2000:
Allowance for doubtful accounts         $  5,213            $ 3,434           $  (2,829)          $   5,818
                                        ========            =======           =========           =========

Year ended February 28, 2001:
Allowance for doubtful accounts         $  5,818            $ 3,707           $  (2,621)          $   6,904
                                        ========            =======           =========           =========

Year ended February 28, 2002:
Allowance for doubtful accounts         $  6,904            $ 2,067           $  (4,884)          $   4,087
                                        ========            =======           =========           =========



Certain prior year amounts have been changed to conform to current year presentation.


                                                                   S-2

Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Circuit City Stores, Inc.:


Under date of April 2, 2002, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 28, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2002, as contained herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related Circuit City Stores, Inc. financial statement schedule as listed in Item 14(a)1 of this Form 10-K/A. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/KPMG LLP



Richmond, Virginia
April 2, 2002


                                Page 124 of 130

                                                                            S-2

 Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Circuit City Stores, Inc.:


Under date of April 2, 2002, we reported on the balance sheets of the Circuit City Group as of February 28, 2002 and 2001, and the related statements of earnings, group equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2002, as contained herein. Our report dated April 2, 2002 includes a qualification related to the effects of not consolidating the CarMax Group with the Circuit City Group as required by accounting principles generally accepted in the United States of America. In connection with our audits of the aforementioned financial statements, we also have audited the related Circuit City Group financial statement schedule as listed in Item 14(a)1 of this Form 10-K/A. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, except for the effects of not consolidating the CarMax Group with the Circuit City Group as discussed in the preceding paragraph, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/KPMG LLP



Richmond, Virginia
April 2, 2002


                                Page 125 of 130


                                                                            S-2

Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Circuit City Stores, Inc.:


Under date of April 2, 2002, we reported on the balance sheets of the CarMax Group as of February 28, 2002 and 2001, and the related statements of operations, group equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2002, herein. In connection with our audits of the aforementioned financial statements, we also have audited the related CarMax Group financial statement schedule as listed in Item 14(a)1 of this Form 10-K/A. This financial statement schedule is the responsibility of Circuit City Stores, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

(21)     Subsidiaries of the Company

         Subsidiaries of the Company, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

(23)     Consents of Experts and Counsel

         Consent of KPMG LLP

(24)     Powers of Attorney

         Powers of Attorney, filed as Exhibit 23 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

(99)     Additional Exhibits

         Risk Factors, filed as Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

*All contracts listed under Exhibit 10 are management contracts, compensatory plans or arrangements of the Company required to be filed as an exhibit.