Form 10-Q
period 2002-08-31
CIRCUIT CITY STORES INC
filed 2002-10-15
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended August 31, 2002

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

        Yes    X                                                No
            -------                                                ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                     Class                                              Outstanding at September 30, 2002 (1)
-----------------------------------------------------------------------------           ----------------------------------
Circuit City Stores, Inc. - Circuit City Group Common Stock, par value $0.50                          210,129,667
Circuit City Stores, Inc. - CarMax Group Common Stock, par value $0.50                                 37,089,288

An Index is included on Page 2 and a separate Index for Exhibits is included on Page 73.

(1) On October 1, 2002, the Registrant had 210.1 million  outstanding  shares of
Circuit City common stock.  Also on October 1, 2002,  each share of CarMax Group
Common Stock was redeemed in exchange for one share of CarMax, Inc. common stock; each share of Circuit City Group Common Stock received as a dividend
0.313879 of a share of CarMax, Inc. common stock; CarMax, Inc. became an independent, separately traded public company; and Circuit City Group Common
Stock was renamed Circuit City common stock. See Note 13 to the Company's consolidated financial statements.


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                   Page
                                                                                                    No.
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements
                  --------------------

                  Consolidated Financial Statements:
                  ---------------------------------

                     Consolidated Balance Sheets -
                     August 31, 2002, and February 28, 2002                                         4

                     Consolidated Statements of Earnings -
                     Three Months and Six Months Ended August 31, 2002 and 2001                     5

                     Consolidated Statements of Cash Flows -
                     Six Months Ended August 31, 2002 and 2001                                      6

                     Notes to Consolidated Financial Statements                                     7

                  Circuit City Group Financial Statements:
                  ---------------------------------------

                     Circuit City Group Balance Sheets -
                     August 31, 2002, and February 28, 2002                                        33

                     Circuit City Group Statements of Earnings -
                     Three Months and Six Months Ended August 31, 2002 and 2001                    34

                     Circuit City Group Statements of Cash Flows -
                     Six Months Ended August 31, 2002 and 2001                                     35

                     Notes to Circuit City Group Financial Statements                              36

                  CarMax Group Financial Statements:
                  ---------------------------------

                     CarMax Group Balance Sheets -
                     August 31, 2002, and February 28, 2002                                        49

                     CarMax Group Statements of Earnings -
                     Three Months and Six Months Ended August 31, 2002 and 2001                    50

                     CarMax Group Statements of Cash Flows -
                     Six Months Ended August 31, 2002 and 2001                                     51

                     Notes to CarMax Group Financial Statements                                    52

      Item 2.     Management's Discussion and Analysis:
                  ------------------------------------

                     Circuit City Stores, Inc. Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                              17

                     Circuit City Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                              41

                     CarMax Group Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                              56


                                  Page 2 of 73

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk:
                  ----------------------------------------------------------

                     Circuit City Stores, Inc. Quantitative and Qualitative Disclosures            31
                     About Market Risk

                     Circuit City Group Quantitative and Qualitative Disclosures                   47
                     About Market Risk

                     CarMax Group Quantitative and Qualitative Disclosures                         65
                     About Market Risk

      Item 4.     Circuit City Stores, Inc. Controls and Procedures                                32
                  -------------------------------------------------


PART II.          OTHER INFORMATION
                  -----------------

      Item 1.     Legal Proceedings                                                                66

      Item 4.     Submission of Matters to a Vote of Security Holders                              66

      Item 6.     Exhibits and Reports on Form 8-K                                                 68


SIGNATURES                                                                                         70
----------


SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER                                           71
--------------------------------------------------------


SECTION 302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER                                           72
--------------------------------------------------------


EXHIBIT INDEX                                                                                      73
-------------

                                  Page 3 of 73


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                 Aug. 31, 2002         Feb. 28, 2002
                                                                                --------------        --------------
                                                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                       $      846,796        $   1,251,532
Accounts receivable, net                                                               251,831              211,402
Retained interests in securitized receivables                                          598,934              515,139
Inventory                                                                            2,018,209            1,633,327
Prepaid expenses and other current assets                                               43,583               41,311
                                                                                --------------        -------------

Total current assets                                                                 3,759,353            3,652,711

Property and equipment, net                                                            859,868              853,778
Deferred income taxes                                                                   10,464                    -
Other assets                                                                            29,464               32,897
                                                                                --------------        -------------

TOTAL ASSETS                                                                    $    4,659,149        $   4,539,386
                                                                                ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                $    1,274,904        $   1,106,679
Accrued expenses and other current liabilities                                         164,529              183,336
Accrued income taxes                                                                         -              100,696
Deferred income taxes                                                                  136,204              138,306
Short-term debt                                                                          5,206               10,237
Current installments of long-term debt                                                   2,132              102,073
                                                                                --------------        -------------

Total current liabilities                                                            1,582,975            1,641,327

Long-term debt, excluding current installments                                         111,996               14,064
Other liabilities                                                                      158,315              149,269
Deferred income taxes                                                                        -                  288
                                                                                --------------        -------------

TOTAL LIABILITIES                                                                    1,853,286            1,804,948
                                                                                --------------        -------------

Stockholders' equity:
Circuit City Group Common Stock, $0.50 par value;
     350,000,000 shares authorized; 210,037,018 shares
     issued and outstanding as of August 31, 2002                                      105,019              104,411
CarMax Group Common Stock, $0.50 par value;
     175,000,000 shares authorized; 37,082,275 shares
     issued and outstanding as of August 31, 2002                                       18,541               18,426
Capital in excess of par value                                                         839,567              810,047
Retained earnings                                                                    1,842,736            1,801,554
                                                                                --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                           2,805,863            2,734,438
                                                                                --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    4,659,149        $   4,539,386
                                                                                ==============        =============

See accompanying notes to consolidated financial statements.


                                  Page 4 of 73



                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Earnings (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Six Months Ended
                                                                     August 31,                           August 31,
                                                              2002               2001              2002               2001
                                                         --------------     -------------      -------------     --------------
Net sales and operating revenues                         $    3,297,287     $    2,962,120     $   6,417,094     $    5,711,741
Cost of sales, buying and warehousing                         2,647,186          2,357,050         5,135,740          4,540,318
                                                         --------------     --------------     -------------     --------------
Gross profit                                                    650,101            605,070         1,281,354          1,171,423
                                                         --------------     --------------     -------------     --------------

Selling, general and administrative expenses
    (net of finance income of $52,678 for the
      three months ended August 31, 2002,
      $47,583 for the three months ended
      August 31, 2001, $97,174 for the six
      months ended August 31, 2002, and
      $96,638 for the six months ended
      August 31, 2001)                                          614,215            579,465         1,198,140          1,115,459
Interest expense                                                  1,507              1,654             2,533              4,646
                                                         --------------     --------------     -------------     --------------
Total expenses                                                  615,722            581,119         1,200,673          1,120,105
                                                         --------------     --------------     -------------     --------------

Earnings before income taxes                                     34,379             23,951            80,681             51,318
Provision for income taxes                                       13,850              9,101            32,170             19,501
                                                         --------------     --------------     -------------     --------------
Net earnings                                             $       20,529     $       14,850     $      48,511     $       31,817
                                                         ==============     ==============     =============     ==============

Net earnings attributed to:
    Circuit City Group Common Stock                      $        9,113     $        6,822     $      26,579     $       16,957
    CarMax Group Common Stock                                    11,416              8,028            21,932             14,860
                                                         --------------     --------------     -------------     --------------
                                                         $       20,529     $       14,850     $      48,511     $       31,817
                                                         ==============     ==============     =============     ==============
Weighted average common shares:
    Circuit City Group:
       Basic                                                    207,202            205,329           206,956            205,133
                                                         ==============     ==============     =============     ==============
       Diluted                                                  209,094            206,924           209,176            206,208
                                                         ==============     ==============     =============     ==============
    CarMax Group:
       Basic                                                     37,065             29,877            37,013             27,905
                                                         ==============     ==============     =============     ==============
       Diluted                                                   38,618             32,025            38,722             29,864
                                                         ==============     ==============     =============     ==============

Net earnings per share attributed to:

    Circuit City Group:
       Basic                                             $         0.04     $         0.03     $        0.13     $         0.08
                                                         ==============     ==============     =============     ==============
       Diluted                                           $         0.04     $         0.03     $        0.13     $         0.08
                                                         ==============     ==============     =============     ==============
    CarMax Group:
       Basic                                             $         0.31     $         0.27     $        0.59     $         0.53
                                                         ==============     ==============     =============     ==============
       Diluted                                           $         0.30     $         0.25     $        0.57     $         0.50
                                                         ==============     ==============     =============     ==============

Dividends paid per share:

    Circuit City Group Common Stock                      $       0.0175     $       0.0175     $      0.0350     $       0.0350
                                                         ==============     ==============     =============     ==============
    CarMax Group Common Stock                            $            -     $            -     $           -     $            -
                                                         ==============     ==============     =============     ==============


See accompanying notes to consolidated financial statements.


                                  Page 5 of 73



                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                          Six Months Ended
                                                                                             August 31,
                                                                                     2002                   2001
                                                                                --------------         ------------
Operating Activities:
--------------------
Net earnings                                                                    $       48,511         $     31,817
Adjustments to reconcile net earnings to net cash
    (used in) provided by operating activities of continuing operations:
    Depreciation and amortization                                                       84,970               77,682
    Amortization of restricted stock awards                                              9,892                7,183
    Loss (gain) on disposition of property and equipment                                 5,343               (4,742)
    Provision for deferred income taxes                                                (12,854)               7,238
    Changes in operating assets and liabilities:
       Increase in accounts receivable, net and retained
          interests in securitized receivables                                       (126,689)              (14,835)
       (Increase) decrease in inventory                                               (384,882)             197,203
       (Increase) decrease in prepaid expenses and other
          current assets                                                                (2,272)              15,936
       Decrease (increase) in other assets                                               3,027                 (488)
       Increase in accounts payable, accrued expenses and
          other current liabilities and accrued income taxes                            62,113               46,318
       Increase in other liabilities                                                     9,046                4,215
                                                                                --------------         ------------
Net cash (used in) provided by operating activities of
    continuing operations                                                             (303,795)             367,527
                                                                                --------------         ------------

Investing Activities:
--------------------
Purchases of property and equipment                                                   (111,644)            (110,968)
Proceeds from sales of property and equipment, net                                      15,647              130,144
                                                                                --------------         ------------
Net cash (used in) provided by investing activities of
    continuing operations                                                              (95,997)              19,176
                                                                                --------------         ------------

Financing Activities:
--------------------
(Payments on) issuance of short-term debt, net                                          (5,031)                 370
Issuance of long-term debt                                                             100,000                    -
Payments on long-term debt                                                            (102,009)            (130,556)
Issuances of Circuit City Group Common Stock, net                                        8,682                6,789
Issuances of CarMax Group Common Stock, net                                                744                  444
Proceeds from CarMax Group stock offering, net                                               -              139,685
Dividends paid on Circuit City Group Common Stock                                       (7,330)              (7,260)
                                                                                --------------         ------------
Net cash (used in) provided by financing activities of
    continuing operations                                                               (4,944)               9,472
                                                                                --------------         ------------

Cash used in discontinued operations                                                         -              (18,652)
                                                                                --------------         ------------

(Decrease) increase in cash and cash equivalents                                      (404,736)             377,523
Cash and cash equivalents at beginning of year                                       1,251,532              446,131
                                                                                --------------         ------------
Cash and cash equivalents at end of period                                      $      846,796         $    823,654
                                                                                ==============         ============

See accompanying notes to consolidated financial statements.


                                  Page 6 of 73


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     At August 31, 2002,  and August 31, 2001,  the common stock of Circuit City
     Stores, Inc. consisted of two common stock series intended to reflect the performance of the Company's two businesses. The Circuit City Group Common
     Stock was intended to reflect the performance of the Circuit City stores and related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group
     Common Stock. The CarMax Group Common Stock was intended to reflect the performance of the CarMax stores and related operations. The reserved
     CarMax  Group  shares  were not  outstanding  CarMax  Group  Common  Stock.
     Therefore, net earnings attributed to the reserved CarMax Group shares were included in the net earnings and earnings per share attributed to the Circuit City Group Common Stock.

     As of August 31, 2002, 65,923,200 shares of CarMax Group Common Stock were reserved for the Circuit City Group or for issuance to holders of Circuit
     City Group Common Stock. Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.0 percent of the total outstanding and reserved shares of CarMax Group Common
     Stock at August 31, 2002; 64.1 percent at February 28, 2002; and 64.6 percent at August 31, 2001. The terms of each series of common stock are discussed in detail in the Company's previous filings with the Securities and Exchange Commission.

     The Company's consolidated financial statements included herein should be read in conjunction with the financial statements of each Group and the Company's SEC filings.

     The separation of the CarMax Group from Circuit City Stores, Inc. was effective as of October 1, 2002. See Note 13 for an additional discussion of the separation.

2.   Accounting Policies

     The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim consolidated financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2002 Annual Report on Form 10-K/A.

                                  Page 7 of 73

3.   Net Earnings per Share

     Reconciliations of the numerator and denominator of the basic and diluted net earnings per share calculations are presented below.

                                                                         Three Months Ended                 Six Months Ended
     (Amounts in thousands                                                   August 31,                        August 31,
     except per share data)                                            2002            2001              2002            2001
     --------------------------------------------------------------------------------------------------------------------------
     Circuit City Group:
     Weighted average common shares.............................      207,202         205,329           206,956         205,133
     Dilutive potential common shares:
        Options.................................................          746             824             1,027             469
        Restricted stock........................................        1,146             771             1,193             606
                                                                  ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares........................      209,094         206,924           209,176         206,208
                                                                  ===========================       ===========================

     Net earnings available to common shareholders..............  $     9,113     $     6,822       $    26,579     $    16,957
     Basic net earnings per share ..............................  $      0.04     $      0.03       $      0.13     $      0.08
     Diluted net earnings per share ............................  $      0.04     $      0.03       $      0.13     $      0.08

     CarMax Group:
     Weighted average common shares.............................       37,065          29,877            37,013          27,905
     Dilutive potential common shares:
        Options.................................................        1,548           2,121             1,697           1,917
        Restricted stock........................................            5              27                12              42
                                                                  ---------------------------       ---------------------------
     Weighted average common shares and
        dilutive potential common shares........................       38,618          32,025            38,722          29,864
                                                                  ===========================       ===========================

     Net earnings available to common shareholders..............  $    11,416     $     8,028       $    21,932     $    14,860
     Basic net earnings per share...............................  $      0.31     $      0.27       $      0.59     $      0.53
     Diluted net earnings per share.............................  $      0.30     $      0.25       $      0.57     $      0.50


     In a public offering completed during the second quarter of fiscal 2002, Circuit City Stores, Inc. sold 9,516,800 CarMax Group shares that had previously been reserved for the Circuit City Group. Because both the earnings allocation and the outstanding CarMax shares were adjusted to reflect the impact of the sale, net earnings per CarMax Group share were not diluted by the sale. With the impact of the offering, 64.0 percent of the CarMax Group's fiscal 2003 second quarter and first half earnings were allocated to the Circuit City Group. Last fiscal year, 70.7 percent of the CarMax Group's second quarter earnings and 72.5 percent of the CarMax Group's first half earnings were allocated to the Circuit City Group.

     Certain options were outstanding and not included in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the shares. For the three-month period ended August 31, 2002, options to purchase 6,846,704 shares of Circuit City Group Common Stock at prices ranging from $17.25 to $40.81 per share were outstanding and not included in the calculation. For the three-month period ended August 31, 2001, options to purchase 6,798,996 shares of Circuit City Group Common Stock at prices ranging from $17.25 to $43.03 per share were outstanding and not included in the calculation.

     For the three-month period ended August 31, 2002, options to purchase 1,030,207 shares of CarMax Group Common Stock at prices ranging from $20.00 to $26.83 per share were outstanding and not included in the calculation. For the three-month period ended August 31, 2001, options to purchase 7,899 shares of CarMax Group Common Stock at $16.31 per share were outstanding and not included in the calculation.

4.   Debt

     On May 17, 2002, CarMax entered into a $200 million credit agreement secured by vehicle inventory. The credit agreement includes a $100 million revolving loan commitment and a $100 million term loan. Principal is due in full at maturity with interest payable monthly at a LIBOR-based rate. The agreement is scheduled to terminate in May 2004. The termination date of the agreement will be automatically extended one year on May 17, 2003, and on each May 17 thereafter unless CarMax or any lender elects, prior to the next extension date, not to extend the agreement. The value of CarMax's eligible motor vehicle inventory must be at least 150 percent of the aggregate principal amount outstanding under the credit facility on any date. As of August 31, 2002, the amount outstanding under this credit agreement was $105.2 million. Under this agreement, CarMax must meet financial covenants relating to minimum current ratio, maximum total liabilities to tangible net worth ratio and minimum fixed charge coverage ratio. CarMax was in compliance with these covenants at August 31, 2002.

5.   Supplemental Financial Statement Information

     For the three- and six-month periods ended August 31, 2002 and 2001, pretax finance operation income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                                        Three Months Ended               Six Months Ended
                                                            August 31,                      August 31,
     (Amounts in millions)                            2002              2001           2002             2001
     --------------------------------------------------------------------------------------------------------
     Circuit City Group:
     Securitization income........................   $ 55.5            $ 55.6       $  106.0         $  115.3
     Payroll and fringe benefit expenses..........     10.6              10.2           21.3             20.5
     Other direct expenses........................     18.9              20.6           38.3             40.5
                                                     --------------------------------------------------------
     Finance operation income.....................     26.0              24.8           46.4             54.3
                                                     --------------------------------------------------------
     CarMax Group:
     Securitization income........................     25.8              21.4           49.1             39.8
     Payroll and fringe benefit expenses..........      1.7               1.3            3.4              2.6
     Other direct expenses........................      2.0               1.5            3.7              2.9
                                                     --------------------------------------------------------
     Finance operation income.....................     22.1              18.6           42.0             34.3
     Third-party financing fees...................      4.6               4.2            8.8              8.0
                                                     --------------------------------------------------------
     Total finance income.........................     26.7              22.8           50.8             42.3
                                                     --------------------------------------------------------
     Circuit City Stores, Inc.:
     Consolidated finance income..................   $ 52.7            $ 47.6        $  97.2         $   96.6
                                                     ========================================================

     For both the Circuit City Group and the CarMax Group, the finance operation income does not include any allocation of indirect costs or income. The Company presents this information on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefit or costs that could be attributed to this operation. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll, as well as retail store expenses.

6.   Securitizations

     (A)  Credit Card Securitizations:

     Circuit City enters into securitization transactions to finance consumer revolving credit card receivables originated by its finance operation. In accordance with the isolation provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," special purpose subsidiaries were created for the sole purpose of facilitating these securitization transactions. Credit card receivables are sold to the special purpose subsidiaries, which, in turn, transfer these receivables to securitization master trusts. For transfers of receivables that qualify as sales, Circuit City recognizes gains or losses as a component of the finance operation's profits, which are recorded as a reduction to selling, general and administrative expenses. See Note 5. Private-label and co-branded Visa credit card receivables are securitized through one master trust, and MasterCard and Visa credit card, referred to as bankcard, receivables are securitized through a second master trust. Each master trust periodically issues securities backed by the receivables in that master trust. Each master trust has issued multiple series of term asset-backed securities having fixed initial principal amounts and, in addition, each master trust has issued a series of variable funding asset-backed securities having a variable principal amount. Investors in the variable funding asset-backed securities are generally entitled to receive monthly interest payments and have committed to acquire additional variable funding securities up to a stated amount until a stated commitment termination date. In these securitizations, Circuit City's finance operation continues to service the securitized receivables for a fee and the special purpose subsidiaries retain an undivided interest in the transferred receivables and hold various subordinated asset-backed securities that serve as credit enhancements for the asset-backed securities held by outside investors. Neither master trust agreement provides for recourse to the Company for credit losses on the securitized receivables. Circuit City employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Under certain of the securitization programs, Circuit City must meet financial guidelines relating to minimum tangible net worth, debt to net worth and the current ratio in order to transfer additional receivables. The securitized receivables must meet performance levels relating to portfolio yield, default rates, principal payment rates and delinquency rates. Circuit City was in compliance with these guidelines and performance levels at August 31, 2002, and February 28, 2002.

     The total principal amount of credit card receivables managed was $2.79 billion at August 31, 2002, and $2.85 billion at February 28, 2002. Of the total principal amounts managed, the principal amount of receivables securitized was $2.75 billion at August 31, 2002, and $2.80 billion at February 28, 2002, and the principal amount of receivables held for sale was $43.1 million at August 31, 2002, and $49.2 million at February 28, 2002. During the second quarter of fiscal 2003, the Company completed a $470.0 million bankcard receivable securitization transaction, and during the first quarter of fiscal 2003, the Company completed a $300 million private-label credit card receivable securitization transaction. No new public securitization transactions were completed in the first half of fiscal 2002. At August 31, 2002, the unused capacity of the private-label variable funding program was $248.5 million and the unused capacity of the bankcard variable funding program was $94.5 million. At February 28, 2002, the unused capacity of the private-label variable funding program was $22.9 million and the unused capacity of the bankcard variable funding program was $496.5 million.

     The aggregate amount of receivables that were 31 days or more delinquent was $184.4 million at August 31, 2002, and $198.4 million at February 28, 2002. The principal amount of defaults net of recoveries totaled $63.0 million for the quarter ended August 31, 2002, and $62.3 million for the quarter ended August 31, 2001. The principal amount of defaults net of recoveries totaled $133.8 million for the six months ended August 31, 2002, and $131.9 million for the six months ended August 31, 2001.

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


     The table below summarizes certain cash flows received from and paid to the credit card securitization trusts.

                                                                     Three Months Ended              Six Months Ended
                                                                         August 31,                     August 31,
     (Amounts in millions)                                           2002           2001           2002            2001
     --------------------------------------------------------------------------------------------------------------------
     Proceeds from new securitizations..........................  $  381.8       $  204.4        $  783.6       $  378.2
     Proceeds from collections reinvested
       in previous credit card securitizations..................  $  361.9       $  457.5        $  607.5       $  817.0
     Servicing fees received....................................  $   12.4       $   12.6        $   25.4       $   25.9
     Other cash flows received on retained interests*...........  $   43.5       $   49.7        $   94.2       $   93.9


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

     The amount by which the estimated future finance income from securitized credit card receivables exceeds the sum of the contractually specified investor returns and servicing fees, referred to as interest-only strips, is carried at fair value and amounted to $126.9 million at August 31, 2002, and $131.9 million at February 28, 2002. These amounts are included in retained interests in securitized receivables on the consolidated balance sheets. The value of the interest-only strip increased $0.1 million in the three months ended August 31, 2002 and decreased $2.4 million in the three months ended August 31, 2001. The value of the interest-only strip decreased $5.0 million in the six months ended August 31, 2002 and increased $1.4 million in the six months ended August 31, 2001.

     At August  31,  2002,  the fair  value of  retained  interests  was  $467.8 million,  with a weighted-average life ranging from 0.2 years to 4.9 years.
     At  February  28,  2002,  the fair value of retained  interests  was $394.5 million,  with a weighted-average life ranging from 0.2 years to 1.8 years.
     The following  table shows the key economic  assumptions  used in measuring the fair value of retained  interests at August 31, 2002, and a sensitivity analysis  showing  the  hypothetical  effect  on the  fair  value  of those interests when there are unfavorable  variations from the assumptions used.
     Key economic  assumptions at August 31, 2002, are not materially  different from  assumptions  used to measure the fair value of retained  interests at the time of securitization. These sensitivities are hypothetical and should be used  with  caution.  In this  table,  the  effect of a  variation  in a particular  assumption  on the  fair  value  of the  retained  interest  is calculated without changing any other assumption;  in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                                             Impact on Fair                Impact on Fair
                                                    Assumptions               Value of 10%                  Value of 20%
     (Dollar amounts in millions)                       Used                 Adverse Change                Adverse Change
     --------------------------------------------------------------------------------------------------------------------
     Monthly payment rate...................       6.6%-10.2%                   $  9.0                       $  16.4
     Annual default rate....................       7.2%-17.7%                   $ 23.0                       $  45.3
     Annual discount rate...................       8.3%-15.0%                   $  4.3                       $   8.5



     (B)  Automobile Loan Securitizations:

     CarMax enters into securitization transactions to finance automobile loan receivables originated by its finance operation. CarMax's finance operation sells its automobile loan receivables to a special purpose subsidiary, which, in turn, transfers those receivables to a group of third-party investors. For transfers of receivables that qualify as sales, CarMax recognizes gains or losses as a component of the finance operation's profits, which are recorded as a reduction to selling, general and administrative expenses. See Note 5. The special purpose subsidiary retains a subordinated interest in the transferred receivables. CarMax's finance operation

                                 Page 11 of 73

     continues to service securitized receivables for a fee. The unused capacity of this program was $361.0 million at August 31, 2002, and $211.0 million at February 28, 2002. The automobile loan securitization agreements do not provide for recourse to the Company for credit losses on the securitized receivables. CarMax employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Under certain of these securitization programs, CarMax must meet financial guidelines relating to maximum total liabilities to tangible net worth ratio, minimum debt to net worth, minimum tangible net worth to managed assets, minimum current ratio, minimum cash balance or borrowing capacity and minimum fixed charge coverage ratio. The securitized receivables must meet performance levels relating to portfolio yield, default rates and delinquency rates. CarMax was in compliance with these guidelines and performance levels at August 31, 2002, and February 28, 2002.

     The total principal amount of automobile loan receivables managed was $1.75 billion at August 31, 2002, and $1.55 billion at February 28, 2002. Of the total principal amounts managed, the principal amount of automobile loan receivables securitized was $1.72 billion at August 31, 2002, and $1.54 billion at February 28, 2002, and the principal amount of automobile loan receivables held for sale or investment was $25.1 million at August 31, 2002, and $13.9 million at February 28, 2002. During the second quarter of fiscal 2003, CarMax completed an asset securitization transaction totaling
     $512.6 million of automobile loan receivables. No new public securitization transactions were completed in the first half of fiscal 2002.

     The aggregate  principal  amount of managed  automobile  loans that were 31 days or more  delinquent  was $26.1  million at August 31, 2002,  and $22.3 million at February 28,  2002,  and $18.8  million at August 31, 2001.  The
     principal   amount  of  defaults  net  of  recoveries  on  automobile  loan receivables  managed  totaled $4.1 million for the quarter ended August 31,
     2002, and $2.6 million for the quarter ended August 31, 2001. The principal amount of defaults net of recoveries on automobile loan receivables managed totaled $7.3  million for the six months  ended  August 31, 2002,  and $4.5 million for the six months ended August 31, 2001.

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

     The table below summarizes certain cash flows received from and paid to the automobile loan securitization trusts.

                                                                     Three Months Ended              Six Months Ended
                                                                         August 31,                     August 31,
     (Amounts in millions)                                           2002           2001           2002            2001
     --------------------------------------------------------------------------------------------------------------------
     Proceeds from new securitizations..........................  $  266.6       $  181.0        $  487.6       $  376.0
     Proceeds from collections reinvested
       in previous automobile loan securitizations..............  $  124.1       $  126.9        $  258.6       $  218.4
     Servicing fees received....................................  $    3.9       $    3.5        $    7.8       $    6.7
     Other cash flows received on retained interests*...........  $   24.1       $   16.5        $   44.1       $   29.0


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

     The amount by which the estimated future finance income from securitized automobile loan receivables exceeds the sum of the contractually specified investor returns and servicing fees, referred to as interest-only strips, is carried at fair value and amounted to $84.2 million at August 31, 2002, and $74.3 million at February 28, 2002. These amounts are included in retained interests in securitized receivables on the consolidated

                                 Page 12 of 73

     balance sheets. Gains of $18.1 million on sales of automobile loan receivables were recorded for the three months ended August 31, 2002; gains of $14.7 million on sales of automobile loan receivables were recorded for the three months ended August 31, 2001. Gains of $33.7 million on sales of automobile loan receivables were recorded for the six months ended August
     31, 2002; gains of $27.8 million on sales of automobile loan receivables were recorded for the six months ended August 31, 2001.

     At August  31,  2002,  the fair  value of  retained  interests  was  $131.1 million,  with a weighted-average  life of 1.6 years. At February 28, 2002,
     the  fair  value  of  retained   interests  was  $120.7  million,   with  a
     weighted-average  life of 1.6  years.  The  following  table  shows the key economic assumptions used in measuring the fair value of retained interests at August 31, 2002,  and a sensitivity  analysis  showing the  hypothetical effect on the fair  value of those  interests  when  there are  unfavorable variations  from the assumptions  used. Key economic  assumptions at August
     31, 2002, are not materially different from assumptions used to measure the fair  value of  retained  interests  at the time of  securitization.  These sensitivities  are  hypothetical  and should be used with caution.  In this table,  the effect of a variation  in a particular  assumption  on the fair value of the retained  interest is  calculated  without  changing any other assumption;  in actual  circumstances,  changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                           Impact on Fair         Impact on Fair
                                         Assumptions        Value of 10%           Value of 20%
     (Dollar amounts in millions)            Used          Adverse Change         Adverse Change
     -------------------------------------------------------------------------------------------
     Prepayment rate..................    1.5%-1.6%            $ 4.4                  $8.8
     Annual default rate..............    1.0%-1.2%            $ 2.3                  $4.5
     Annual discount rate.............        12.0%            $ 1.6                  $3.1

7.   Financial Derivatives

     On behalf of Circuit  City,  the  Company  enters  into  interest  rate cap agreements to meet the requirements of the credit card receivable securitization transactions. During the first quarter of fiscal 2003 and in conjunction with the private-label public securitization, the Company purchased and sold three offsetting interest rate caps with an aggregate initial notional amount of $280.5 million. The total notional amount of interest rate caps outstanding was $935.4 million at August 31, 2002, and $654.9 million at February 28, 2002. Purchased interest rate caps were included in net accounts receivable and had a fair value of $7.0 million as of August 31, 2002, and $2.4 million as of February 28, 2002. Written interest rate caps were included in accounts payable and had a fair value of $7.0 million as of August 31, 2002, and $2.4 million as of February 28, 2002.

     On behalf of CarMax, the Company enters into amortizing swaps relating to automobile loan receivable securitizations to convert variable-rate financing costs to fixed-rate obligations to better match funding costs to the receivables being securitized. During the second quarter of fiscal 2003, the Company entered into three 40-month amortizing interest rate swaps with an initial notional amount totaling approximately $226.0 million. The current amortized notional amount of all outstanding swaps related to the automobile loan receivable securitizations was approximately $388.4 million at August 31, 2002, and $413.3 million at February 28, 2002. At August 31, 2002, the fair value of swaps totaled a net liability of $4.6 million and were included in accounts payable. At February 28, 2002, the fair value of swaps totaled a net liability of $841,000 and were included in accounts payable.

     The market and credit risks associated with interest rate caps and interest rate swaps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates and is directly related to the product type, agreement terms and transaction volume. The Company has entered into offsetting interest rate cap positions and, therefore, does not anticipate significant market risk arising from interest rate caps. The Company does not anticipate significant market risk from swaps as they are used on a monthly basis to match funding costs to the use of the funding. Credit risk is the exposure to nonperformance of another party to an agreement. The Company mitigates credit risk by dealing with highly rated bank counterparties.

                                 Page 13 of 73

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

     In fiscal 2001, the Company recorded appliance exit costs of $30.0 million. In the fourth quarter of fiscal 2002, the Company recorded additional lease termination costs of $10.0 million to reflect the rental market for these leased properties. These expenses are reported separately on the consolidated statements of earnings. The appliance exit cost liability is included in accrued expenses and other current liabilities on the consolidated balance sheets.

     The appliance exit cost accrual activity and the remaining liability at August 31, 2002, are presented in the following table.

                                                                                     Fiscal 2003
                                                 Total          Liability at          Payments          Liability at
                                               Exit Cost        February 28,             or               August 31,
     (Amounts in millions)                      Accrual             2002             Write-Downs            2002
     -----------------------------------------------------------------------------------------------------------------
     Lease termination costs.............       $ 27.8             $ 19.7               $ 3.4              $ 16.3
     Fixed asset write-downs, net........          5.0                  -                   -                   -
     Employee termination benefits.......          4.4                  -                   -                   -
     Other...............................          2.8                  -                   -                   -
                                            --------------------------------------------------------------------------
     Appliance exit costs................       $ 40.0             $ 19.7               $ 3.4              $ 16.3
                                            ==========================================================================


9.   Operating Segment Information

     The Company has conducted business in two operating segments: Circuit City and CarMax. These segments have been identified and managed by the Company based on the different products and services offered by each. See Note 13.
     Circuit City refers to the retail operations bearing the Circuit City name and to all related operations, such as Circuit City's finance operation.
     This segment is engaged in the business of selling brand-name consumer electronics, personal computers and entertainment software. CarMax refers to the used- and new-car retail locations bearing the CarMax name and to all related operations, such as CarMax's finance operation.

     Financial information for these segments for the three- and six-month periods ended August 31, 2002 and 2001, is presented in the following tables.

     Three Months Ended August 31, 2002
                                                                                    Total Operating
     (Amounts in thousands)                     Circuit City          CarMax           Segments
     ----------------------------------------------------------------------------------------------
     Revenues from external customers.......... $ 2,221,204        $ 1,076,083       $ 3,297,287
     Interest expense..........................         550                957             1,507
     Depreciation and amortization............       40,800              4,286            45,086
     (Loss) earnings before income taxes.......     (18,041)            52,420            34,379
     Income tax (benefit) provision............      (6,856)            20,706            13,850
     Net (loss) earnings.......................     (11,185)            31,714            20,529
     Total assets.............................. $ 3,837,533        $   825,922       $ 4,659,149

                                 Page 14 of 73


     Three Months Ended August 31, 2001
                                                                                    Total Operating
     (Amounts in thousands)                     Circuit City          CarMax          Segments
     ----------------------------------------------------------------------------------------------
     Revenues from external customers.......... $ 2,023,209        $   938,911       $ 2,962,120
     Interest (income) expense.................        (432)             2,086             1,654
     Depreciation and amortization.............      33,888              4,612            38,500
     (Loss) earnings before income taxes.......     (20,227)            44,178            23,951
     Income tax (benefit) provision............      (7,686)            16,787             9,101
     Net (loss) earnings.......................     (12,541)            27,391            14,850
     Total assets.............................. $ 3,264,090        $   694,453       $ 3,958,543

     Six Months Ended August 31, 2002
                                                                                    Total Operating
     (Amounts in thousands)                     Circuit City          CarMax          Segments
     ----------------------------------------------------------------------------------------------
     Revenues from external customers.......... $ 4,339,447        $ 2,077,647       $ 6,417,094
     Interest expense..........................         550              1,983             2,533
     Depreciation and amortization.............      76,546              8,424            84,970
     (Loss) earnings before income taxes.......     (20,066)           100,747            80,681
     Income tax (benefit) provision............      (7,625)            39,795            32,170
     Net (loss) earnings.......................     (12,441)            60,952            48,511
     Total assets.............................. $ 3,837,533        $   825,922       $ 4,659,149

     Six Months Ended August 31, 2001
                                                                                    Total Operating
     (Amounts in thousands)                     Circuit City          CarMax          Segments
     ----------------------------------------------------------------------------------------------
     Revenues from external customers.......... $ 3,893,830        $ 1,817,911       $ 5,711,741
     Interest expense..........................           9              4,637             4,646
     Depreciation and amortization.............      68,377              9,305            77,682
     (Loss) earnings before income taxes.......     (35,719)            87,037            51,318
     Income tax (benefit) provision............     (13,573)            33,074            19,501
     Net (loss) earnings.......................     (22,146)            53,963            31,817
     Total assets.............................. $ 3,264,090        $   694,453       $ 3,958,543


     In the preceding tables, the net loss for Circuit City excludes the net earnings attributed to the reserved CarMax Group shares. Total assets for Circuit City exclude the reserved CarMax Group shares. As of August 31, 2001, total assets for Circuit City also exclude the discontinued Divx operations, which are discussed in Note 10.

10.  Discontinued Operations

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations. At August 31, 2002, current liabilities of $8.0 million related to the former Divx operations were reflected in the consolidated balance sheet. At February 28, 2002, current liabilities of $18.5 million related to the former Divx operations were reflected in the consolidated balance sheet. For the three- and six-month periods ended August 31, 2002 and 2001, the discontinued Divx operations had no impact on the net earnings of Circuit City Stores, Inc. Discontinued operations have been segregated on the consolidated statements of cash flows.

11.  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the pronouncement. Other intangible assets that are identified to have finite useful lives continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and are subject to review when events or circumstances which indicate impairment arise. The Company has performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets, as outlined in the pronouncement. Based on the results of tests performed, as well as ongoing periodic assessments of goodwill, the Company did not recognize any impairment losses. Application of the nonamortization provisions of SFAS No. 142 in the first half of fiscal 2003 did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination and costs associated with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

12.  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current presentation. Effective in the first quarter of fiscal 2003, Circuit City Stores adopted EITF No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. Previously, the Company recorded these rebates in cost of sales, buying and warehousing. The reclassification of rebates from cost of sales, buying and warehousing to sales decreased sales and cost of sales, buying and warehousing by $13.4 million for the quarter ended August 31, 2001, and $24.4 million for the six months ended August 31, 2001. This reclassification had no impact on the Company's net earnings.

     For the three- and six-month periods ended August 31, 2001, CarMax wholesale sales have been reclassified and reported in net sales and operating revenues. In previous periods, wholesale sales were recorded as reductions to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $90.0 million for the quarter ended August 31, 2001, and $174.6 million for the six months ended August 31, 2001. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales and cost of sales by $2.5 million for the quarter ended August 31, 2001, and $4.8 million for the six months ended August 31, 2001. These reclassifications had no impact on the Company's net earnings.

13.  Subsequent Event

     On September 10, 2002, the Company's shareholders approved the separation of the CarMax Group from Circuit City Stores, Inc. and the Company's board of directors authorized the redemption of the Company's CarMax Group Common Stock and the distribution of CarMax, Inc. common stock to effect the separation. The separation was effective October 1, 2002. Each outstanding share of CarMax Group Common Stock was redeemed in exchange for one share of new CarMax, Inc. common stock. In addition, each holder of Circuit City Group Common Stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock owned as of September 16, 2002, the record date for the distribution. Following the separation, the Circuit City Group Common Stock was renamed Circuit City common stock, representing an ownership interest only in the Circuit City business, and CarMax, Inc. became an independent, separately traded public company. Effective with the separation, Circuit City will report CarMax as a discontinued operation.


                                     ITEM 2.

         CIRCUIT CITY STORES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, "we," "our" and "Circuit City Stores" refer to Circuit City Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. "Circuit City business" and "Circuit City" refer to the retail operations bearing the Circuit City name and to all related operations such as product service and Circuit City's finance operation. "Circuit City Group" refers to the Circuit City business and the reserved CarMax Group shares. "CarMax business," "CarMax" and "CarMax Group" refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation. All references to "quarter" and "year" refer to our fiscal year periods rather than calendar year periods unless stated otherwise.

On September 10, 2002, the Company's shareholders approved the separation of the CarMax Group from Circuit City Stores, Inc. and the Company's board of directors authorized the redemption of the Company's CarMax Group Common Stock and the distribution of CarMax, Inc. common stock to effect the separation. The separation was effective October 1, 2002. Each outstanding share of CarMax Group Common Stock was redeemed in exchange for one share of new CarMax, Inc. common stock. In addition, each holder of Circuit City Group Common Stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock owned as of September 16, 2002, the record date for the distribution. Following the separation, the Circuit City Group Common Stock was renamed Circuit City common stock, representing an ownership interest only in the Circuit City business, and CarMax, Inc. became an independent, separately traded public company. Effective with the separation, Circuit City will report CarMax as a discontinued operation.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies included in the Circuit City Stores, Inc. 2002 Annual Report to Shareholders. These policies relate to the calculation of the value of retained interests in securitization transactions and the calculation of the liability for lease termination costs.

RESULTS OF OPERATIONS

Effective in the first quarter of fiscal 2003, Circuit City Stores adopted Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. Previously, the Company recorded these rebates in cost of sales, buying and warehousing. The reclassification of rebates from cost of sales, buying and warehousing to sales decreased sales and cost of sales, buying and warehousing by $13.4 million for the quarter ended August 31, 2001, and $24.4 million for the six months ended August 31, 2001. This reclassification had no impact on the Company's net earnings.

Effective in the first quarter of fiscal 2003, CarMax classifies revenue from the sale of wholesale vehicles in net sales and operating revenues. Previously, CarMax wholesale vehicle sales were recorded as reductions to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $90.0 million for the quarter ended August 31, 2001, and $174.6 million for the six months ended August 31, 2001. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales and cost of sales by $2.5 million for the quarter ended August 31, 2001, and $4.8 million for the six months ended August 31, 2001. These reclassifications had no impact on the Company's net earnings.

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

Net Sales and Operating Revenues

Circuit City Stores, Inc. Total sales for Circuit City Stores for the second quarter of fiscal 2003 were $3.30 billion, an increase of 11 percent from $2.96 billion for the same period last year. For the six months ended August 31, 2002, total sales increased 12 percent to $6.42 billion from $5.71 billion for the same period last year.

Circuit City Group. Total sales for the Circuit City Group for the second quarter of fiscal 2003 increased 10 percent to $2.22 billion from $2.02 billion in last year's second quarter. Comparable store sales increased 10 percent for the second quarter of fiscal 2003. For the six months ended August 31, 2002, total sales increased 11 percent to $4.34 billion from $3.89 billion in last year's first half. Comparable store sales increased 11 percent for the first half of fiscal 2003. A Circuit City store is included in comparable store sales after the store has been open for a full year. Relocated stores are included in the comparable store base.

Second quarter Circuit City sales for fiscal 2003 reflected continued progress in both the high-service and packaged goods arenas. We posted strong sales growth in categories such as video, including big-screen televisions, particularly digital televisions. Due in part to back-to-school traffic, increased sales of notebook computers, printers, monitors, personal digital assistants and personal computer accessories drove sales growth in the information technology category. We also experienced significant sales gains in more promotional traffic-driving categories such as entertainment software and entry-level electronics.

The percent of merchandise sales represented by each major product category during the second quarter of fiscal years 2003 and 2002 was as follows:

         ================================= ==================================== =====================================
                                                   Three Months Ended                     Six Months Ended
                                                       August 31,                            August 31,
                                           ------------------------------------ -------------------------------------
                   Product Mix                   2002               2001              2002               2001
         ================================= ================== ================= ================== ==================
         Video                                     39%               38%               39%                38%
         --------------------------------- ------------------ ----------------- ------------------ ------------------
         Audio                                     14                16                15                 16
         --------------------------------- ------------------ ----------------- ------------------ ------------------
         Information Technology                    36                36                35                 36
         --------------------------------- ------------------ ----------------- ------------------ ------------------
         Entertainment                             11                10                11                 10
         ================================= ================== ================= ================== ==================
         TOTAL                                    100%              100%              100%               100%
         ================================= ================== ================= ================== ==================


Circuit City sells extended warranty programs on behalf of unrelated third parties that are the primary obligors. Under these third-party warranty programs, we have no contractual liability to the customer. The total extended warranty revenue that is reported in total sales was $84.0 million, or 3.8 percent of sales, in the second quarter of fiscal 2003, compared with $86.7 million, or 4.3 percent of sales, in last year's second quarter. The total extended warranty revenue that is reported in total sales was $171.9 million, or
4.0 percent of sales, in the first half of fiscal 2003, compared with $166.8 million, or 4.3 percent of sales, in last year's first half.

The following table provides details on the Circuit City retail units:

      ======================== =================== =================== ================== ===================
                                                                           Estimate
             Store Mix           Aug. 31, 2002       Aug. 31, 2001       Feb. 28, 2003      Feb. 28, 2002
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Superstores                      606                598                 611                604
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Mall-based
         Express stores                 17                 29                  17                 20
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Total                            623                627                 628                624
      ======================== =================== =================== ================== ===================


Circuit City expects to open approximately eight Superstores and relocate an estimated 10 Superstores in the current fiscal year. In the second quarter of fiscal 2003, we opened three Superstores, relocated two Superstores and closed two mall-based Express stores. For the first half of fiscal 2003, we opened three Superstores, relocated four Superstores, closed one Superstore and closed three mall-based Express stores.

CarMax Group.  Total sales for the CarMax Group for the second quarter of fiscal
2003 increased 15 percent to $1.08 billion from $938.9 million in last year's second quarter. For the six months ended August 31, 2002, total sales increased
14 percent to $2.08 billion from $1.82 billion in last year's first half.

Retail Vehicle Sales. Retail vehicle sales increased 15 percent to $936.7 million in the second quarter of fiscal 2003 from $813.1 million in the second quarter of fiscal 2002. In the second quarter of fiscal 2003, used vehicle sales increased 18 percent to $784.8 million from $662.4 million for the same period last year, and new vehicle sales increased 1 percent to $151.9 million from $150.7 million for the same period last year. For the six months ended August
31, 2002, retail vehicle sales increased 15 percent to $1.81 billion from $1.57 billion in the prior year. For the six months ended August 31, 2002, used vehicle sales increased 19 percent to $1.52 billion from $1.28 billion last year, and new vehicle sales decreased 4 percent to $284.2 million from $296.4 million in the same period last year.

                                 Page 19 of 73

A CarMax store is included in comparable store retail sales after the store has been open for a full year. Comparable store retail vehicle dollar and unit sales for the second quarter and the first six months of fiscal years 2003 and 2002 were as follows:


   ====================================== ============================== =============================
             Comparable Store                  Three Months Ended              Six Months Ended
              Retail Vehicle                       August 31,                     August 31,
                                          ------------------------------ -----------------------------
               Sales Change                   2002            2001           2002           2001
   -------------------------------------- -------------- --------------- -------------- --------------
   Vehicle units:
   -------------------------------------- -------------- --------------- -------------- --------------
        Used vehicles                          12%            22%             12%            21%
   -------------------------------------- -------------- --------------- -------------- --------------
        New vehicles                            5%            12%              1%            15%
   -------------------------------------- -------------- --------------- -------------- --------------
   Total                                       11%            21%             10%            20%
   -------------------------------------- -------------- --------------- -------------- --------------
   -------------------------------------- -------------- --------------- -------------- --------------
   Vehicle dollars:
   -------------------------------------- -------------- --------------- -------------- --------------
        Used vehicles                          12%            30%             13%            29%
   -------------------------------------- -------------- --------------- -------------- --------------
        New vehicles                            8%            14%              2%            18%
   -------------------------------------- -------------- --------------- -------------- --------------
   Total                                       11%            27%             11%            27%
   ====================================== ============== =============== ============== ==============

For the second quarter of fiscal 2003, the overall increase in retail sales is attributed to the 12 percent growth in comparable store used-unit sales, the three CarMax stores opened since the first quarter of fiscal 2002 and the slight increase in the average retail selling price for used vehicles. For the three-month period ended August 31, 2002, the comparable store new-unit sales were in line with the new-car industry's performance as the industry benefited from the re-introduction of zero-percent financing incentives in July. This second-quarter performance more than offset the weakness in new-car sales experienced in the first quarter, which also was in line with the industry, delivering comparable store new-unit growth of 1 percent for the six-month period ended August 31, 2002.

   ================================== ================================ ================================
            Average Retail                  Three Months Ended                Six Months Ended
            Selling Prices                      August 31,                       August 31,
                                      -------------------------------- --------------------------------
                                            2002            2001             2002             2001
   ---------------------------------- --------------- ---------------- --------------- ----------------
    Used vehicles                         $15,400          $15,300         $15,400          $15,200
   ---------------------------------- --------------- ---------------- --------------- ----------------
   New vehicles                           $23,400          $22,800         $23,200          $23,000
   ---------------------------------- --------------- ---------------- --------------- ----------------
   Blended average                        $16,300          $16,300         $16,300          $16,200
   ================================== =============== ================ =============== ================



   ================================== ================================ ===============================
            Retail Vehicle                  Three Months Ended                Six Months Ended
               Sales Mix                        August 31,                       August 31,
                                      -------------------------------- -------------------------------
                                           2002             2001            2002            2001
   ---------------------------------- --------------- ---------------- --------------- ---------------
   Vehicle units:
   ---------------------------------- --------------- ---------------- --------------- ---------------
        Used vehicles                       89%             87%              89%             87%
   ---------------------------------- --------------- ---------------- --------------- ---------------
        New vehicles                        11              13               11              13
   ---------------------------------- --------------- ---------------- --------------- ---------------
   Total                                   100%            100%             100%            100%
   ---------------------------------- --------------- ---------------- --------------- ---------------
   ---------------------------------- --------------- ---------------- --------------- ---------------
   Vehicle dollars:
   ---------------------------------- --------------- ---------------- --------------- ---------------
        Used vehicles                       84%             81%              84%             81%
   ---------------------------------- --------------- ---------------- --------------- ---------------
        New vehicles                        16              19               16              19
   ---------------------------------- --------------- ---------------- --------------- ---------------
   Total                                   100%            100%             100%            100%
   ================================== =============== ================ =============== ===============

                                 Page 20 of 73

Wholesale Vehicle Sales. CarMax's operating strategy is to build customer confidence and satisfaction by offering only high-quality vehicles; therefore, fewer than half of the vehicles acquired through the appraisal process meet the CarMax retail standard. Those vehicles that do not meet CarMax's standards are sold at its own on-site wholesale auctions. Wholesale vehicle sales totaled $97.7 million in the second quarter of fiscal 2003, compared with $90.0 million in the same period last year. For the six months ended August 31, 2002, wholesale vehicle sales totaled $190.1 million, compared with $174.6 million in the same period last year. These increases were consistent with increased traffic at CarMax stores, the impact of which was partially offset by lower average wholesale sale prices.

Other Sales and Revenues. Other sales and revenues include extended warranty revenues, service department sales and processing fees collected from consumers for the purchase of their vehicles at a CarMax retail location and totaled $41.7 million in the second quarter of fiscal 2003, compared with $35.8 million in the same period last year. For the six months ended August 31, 2002, other sales and revenues totaled $80.7 million, compared with $69.3 million in the same period last year.

CarMax sells extended warranties on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, CarMax has no contractual liability to the customer. Extended warranty revenue was $18.1 million in the second quarter of fiscal 2003 and $14.4 million in the second quarter of fiscal 2002. For the six months ended August 31, 2002, extended warranty revenue was $34.8 million, compared with $27.9 in the same period last year. These increases in warranty revenue reflect improved penetration, a result in part of continuing enhancement of CarMax's extended warranty offer, and strong sales growth for used cars, which achieve a higher extended warranty penetration rate than new cars.

Service sales were $15.9 million in the second quarter of fiscal 2003, compared with $14.7 million in the same period last year. For the six months ended August 31, 2002, service sales were $31.4 million compared with $28.6 million in the same period last year. These increases in service sales reflect the overall increase in CarMax's customer base.

Processing fees were $7.7 million in the second quarter of fiscal 2003, compared with $6.7 million in the same period last year. For the six months ended August 31, 2002, processing fees were $14.5 million, compared with $12.8 million in the same period last year. Consumers are assessed a processing fee when selling a vehicle to a CarMax retail location after the appraisal process. These increases in processing fee revenue resulted from increased traffic and increased consumer response to CarMax's vehicle purchase program.

Retail Stores. In September 2002, CarMax opened a satellite superstore in Charlotte, N.C. During the second half of the year, CarMax also plans to enter the Knoxville, Tenn., market and add satellite superstores in the Chicago, Ill., and Atlanta, Ga., markets. CarMax also has announced that it plans to enter the Las Vegas, Nev., market in early March 2003, shortly after the end of fiscal 2003.

The following table provides detail on the CarMax retail stores:

       ===================================== ==================== =================== ================== ====================
                                                                                           Estimate
                    Store Mix                   Aug. 31, 2002        Aug. 31, 2001       Feb. 28, 2003      Feb. 28, 2002
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Mega superstores                              13                   13                  13                 13
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Standard superstores                          18                   16                  19                 17
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Prototype satellite stores                     5                    4                   8                  5
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Co-located new-car stores                      2                    2                   2                  2
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Stand-alone new-car stores                     2                    5                   2                  3
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Total                                         40                   40                  44                 40
       ===================================== ==================== =================== ================== ====================

                                 Page 21 of 73

Cost of Sales, Buying and Warehousing

Circuit  City Stores,  Inc. The gross profit  margin for Circuit City Stores was
19.7 percent of sales in the second quarter of fiscal 2003, compared with 20.4 percent in the same period last year. For the six months ended August 31, 2002, the gross profit margin was 20.0 percent compared with 20.5 percent in the same period last year.

Circuit City Group. The gross profit margin for the Circuit City Group was 23.7 percent of sales in the second quarter of fiscal 2003, compared with 24.5 percent in the same period last year. For the six months ended August 31, 2002, the gross profit margin was 24.0 percent compared with 24.6 percent in the same period last year. The gross profit margin declines reflect the margin pressure generated by stronger sales of entry-level electronics and personal computers compared with last year's second quarter and our more aggressive promotional stance in traffic-driving categories, partly offset by the growing sales of fully featured products such as big-screen televisions.

CarMax Group. The total gross profit margin for the CarMax Group was 11.5 percent of sales in the second quarter of fiscal 2003 and 11.6 percent for the second quarter of fiscal 2002. For the six months ended August 31, 2002 and 2001, the total gross profit margin was 11.7 percent of sales.

Retail Vehicle Gross Profit  Margin.  The retail vehicle gross profit margin was
9.8 percent of sales in the second quarter of fiscal 2003 versus 9.9 percent for the same period last year. For the six months ended August 31, 2002, the retail gross profit margin was 9.8 percent compared with 10.0 percent for the same period last year. In the second quarter, CarMax experienced a slight shortfall in its used average gross-margin-dollars-per-unit target partly as a result of taking selective markdowns in response to the July resumption of broad-based, zero-percent financing incentives on new cars. The slight shortfall was partially offset by the higher mix of used- to new-unit sales. Used vehicles carry a higher margin than new vehicles. The result was a retail vehicle gross profit margin that slightly declined in relation to the first six months of last fiscal year.

Wholesale Vehicle Gross Profit Margin. The wholesale vehicle gross profit margin was 4.4 percent of sales in the second quarter of fiscal 2003, compared with 4.6 percent for the same period last year. The slight decline in the wholesale gross profit margin during the second quarter of fiscal 2003, compared with the second quarter of fiscal 2002 is due to pricing adjustments in the wholesale marketplace. For the six months ended August 31, 2002, the wholesale vehicle gross profit margin was 5.5 percent, compared with 5.1 percent for the same period last year. Both the average wholesale cost and average wholesale sales price declined compared with the first six months of fiscal 2002; however, the decrease in the average wholesale sales price was less than the decrease in the average wholesale cost.

Other Gross Profit Margin. The gross profit margin for other sales and revenues was 68.0 percent of sales in the second quarter of fiscal 2003, compared with
66.6 percent for the same period last year. For the six months ended August 31, 2002 and 2001, the gross profit margin for other sales and revenues was 67.3 percent.

Selling, General and Administrative Expenses

Circuit City Stores, Inc. The selling, general and administrative expense ratio for Circuit City Stores was 18.6 percent of sales in the second quarter of fiscal 2003, compared with 19.6 percent for the same period last year. For the six-month period ended August 31, 2002, the Company's selling, general and administrative expense ratio was 18.7 percent compared with 19.5 percent for the same period last year. Interest income is recorded as a reduction to selling, general and administrative expenses.

Circuit City Group. The selling, general and administrative expense ratio for the Circuit City Group was 24.5 percent of sales in the second quarter of fiscal 2003, compared with 25.6 percent for the same period last year. For the six months ended August 31, 2002, the ratio was 24.4 percent of sales, compared with
25.5 percent in the same period last year. The improved expense ratios principally resulted from the leverage achieved through increased sales, which more than offset the impact of increased remodeling and relocation expenses.

The fiscal 2003 second quarter expense ratio includes $25.8 million associated with remodeling and relocation activities, while the fiscal 2002 second quarter ratio includes $12.8 million of remodeling and relocation costs. The fiscal 2003 first half expense ratio includes $33.8 million associated with remodeling and relocation activities, while the fiscal 2002 first half ratio includes $15.8 million of remodeling and relocation costs. As of August 31, 2002, the Company had relocated two Superstores, completed more than 225 of the approximately 300 video department remodels planned for fiscal 2003 and substantially all of the approximately 300 full-store lighting upgrades scheduled for completion this fiscal year. As of August 31, 2001, the Company had relocated two Superstores and completed full-store remodels of 23 Superstores primarily located in Chicago, Ill.; Baltimore, Md.; and Washington, D.C.

Finance Operations. For the three- and six-month periods ended August 31, 2002 and 2001, pretax finance operation income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                                   Three Months Ended                Six Months Ended
                                                       August 31,                       August 31,
     (Amounts in millions)                        2002              2001           2002             2001
     ---------------------------------------------------------------------------------------------------
     Securitization income....................  $ 55.5            $ 55.6       $  106.0         $  115.3
     Payroll and fringe benefit expenses......    10.6              10.2           21.3             20.5
     Other direct expenses....................    18.9              20.6           38.3             40.5
                                                --------------------------------------------------------
     Finance operation income.................  $ 26.0            $ 24.8       $   46.4         $   54.3
                                                ========================================================


Receivables generated by the Circuit City finance operation are sold through securitization transactions. Circuit City continues to service the securitized receivables for a fee. For the quarter ended August 31, 2002, serviced receivables averaged $2.75 billion compared with $2.55 billion for the quarter ended August 31, 2001. For the six months ended August 31, 2002, serviced receivables averaged $2.77 billion, compared with $2.60 billion for the same period last year.

For the Circuit City Group, securitization income includes the gain on the sale of these receivables and other income related to servicing these receivables. The amount by which the estimated future finance income from securitized credit card receivables exceeds the sum of the contractually specified investor returns and servicing fees, referred to as interest-only strips, is carried at fair value and amounted to $126.9 million at August 31, 2002, and $131.9 million at February 28, 2002. The key assumptions and estimates in determining the fair value of interest-only strips include management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk. Based on these assumptions and estimates and the operation's securitization volume, the value of the interest-only strip increased $0.1 million in the three months ended August 31, 2002, and decreased $2.4 million in the three months ended August 31, 2001. The value of the interest-only strip decreased $5.0 million in the six months ended August 31, 2002, and increased $1.4 million in the six months ended August 31, 2001. Management reviews the assumptions and estimates used in determining the fair value of the interest-only strip on a quarterly basis. If these assumptions change or the actual results differ from the projected results, securitization income will be affected.

For the Circuit City Group, the finance operation income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll, as well as retail store expenses. Payroll and fringe benefit expenses generally vary with the size of the serviced portfolio and increased only slightly during the quarter ended August 31, 2002, compared with the same period last year. Other direct expenses include third-party data processing, rent, credit promotion expenses, Visa and MasterCard fees, and other operating expenses. For the second quarter ended August 31, 2002, the finance operation benefited from favorable interest rates and reduced other operating expenses, which more than offset expenses associated with the new public securitization issued in July 2002.

CarMax Group. The selling, general and administrative expense ratio for the CarMax Group was 6.6 percent of sales in the second quarter of both fiscal 2003 and 2002. For the six months ended August 31, 2002, the ratio was 6.7 percent of sales, compared with 6.6 percent in the same period last year. The expense ratio in this year's first six months includes a higher level of expenses associated with geographic expansion, compared with last year's first six months, and $3.1 million of one-time separation costs, offset by continued above-expectation income from the finance operation.

Finance Income. For the second quarter and first six months of fiscal 2003 and 2002, pretax finance income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:


                                                   Three Months Ended                Six Months Ended
                                                       August 31,                       August 31,
     (Amounts in millions)                        2002              2001           2002            2001
     --------------------------------------------------------------------------------------------------
     Securitization income....................   $25.8             $21.4          $49.1           $39.8
     Payroll and fringe benefit expenses......     1.7               1.3            3.4             2.6
     Other direct expenses....................     2.0               1.5            3.7             2.9
                                                -------------------------------------------------------
     Finance operation income.................    22.1              18.6           42.0            34.3

     Third-party financing fees...............     4.6               4.2            8.8             8.0
                                                -------------------------------------------------------
     Total finance income.....................   $26.7             $22.8          $50.8           $42.3
                                                =======================================================


Receivables generated by the CarMax finance operation are sold through securitization transactions. CarMax continues to service these receivables in exchange for a contractually specified servicing fee. For the quarter ended August 31, 2002, serviced receivables averaged $1.65 billion compared with $1.37 billion for the quarter ended August 31, 2001. For the six months ended August 31, 2002, serviced receivables averaged $1.60 billion, compared with $1.32 billion for the same period last year. The principal amount of defaults net of recoveries on managed receivables totaled $4.1 million for the quarter ended August 31, 2002, and $2.6 million for the quarter ended August 31, 2001. The principal amount of defaults net of recoveries totaled $7.3 million for the six months ended August 31, 2002, and $4.5 million for the six months ended August 31, 2001. Despite the weak economic environment, the managed receivables continue to perform in-line with our initial gain assumptions.

For the CarMax Group, securitization income includes the gain on sale of receivables and other income related to servicing these receivables. CarMax recorded gains on the sales of receivables totaling $18.1 million for the quarter ended August 31, 2002, compared with gains of $14.7 million for the period ended August 31, 2001. For the six months ended August 31, 2002, gains on the sales of receivables totaled $33.7 million, compared with $27.8 million for the same period last year. The increased gains on sale of receivables resulted from an increase in loan origination volume driven by increased sales. In addition, the cost of funds for the CarMax finance operation declined in the second quarter of this fiscal year compared with the first quarter of this year and the same period last year. This decline was partially offset by the decline in the interest rates for auto loans to consumers. In recording these gains, management estimates key assumptions such as finance charge income, default rates, payment rates and discount rates appropriate for the type of asset and risk. If these assumptions were to change, or the actual results were to differ from the projected results, securitization income would be affected.

For the CarMax Group, finance operation income does not include any allocation of indirect costs or income. Examples of indirect costs not included are retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll. Payroll, fringe benefit expenses and other direct expenses increased proportionately to the average managed receivable balance. Other direct expenses include collection expenses, rent and facility expenses and loan processing costs.

Fees received from arranging customer automobile financing through third parties were $0.4 million higher in the second quarter of fiscal 2003 than the same period last year. For the six months ended August 31, 2002, fees were $0.8 million higher than the same period last year. The increase in customer fees was a result of the total increase in retail vehicle sales.

Income Taxes

The effective income tax rate increased to 40.3 percent for the second quarter of fiscal 2003 from 38.0 percent for the second quarter of fiscal 2002. For the six months ended August 31, 2002, the effective income tax rate was 39.9 percent, compared with 38.0 percent for the same period last year. The increase in the fiscal 2003 effective tax rate reflects CarMax's non-tax deductible separation costs of $1.3 million in the second quarter and $3.1 million in the first half of the year.

Net Earnings (Loss)

Circuit City Stores, Inc. Net earnings for Circuit City Stores increased to $20.5 million in the second quarter of fiscal 2003 from $14.9 million in last year's second quarter. For the six-month period ended August 31, 2002, net earnings increased to $48.5 million from $31.8 million for the same period last year.

Circuit City Group. Excluding the earnings attributed to the reserved CarMax Group shares, the Circuit City business produced a loss of $11.2 million, or 5 cents per Circuit City Group share, in the second quarter ended August 31, 2002, compared with a loss of $12.5 million, or 6 cents per Circuit City Group share, for the same period last year. For the six months ended August 31, 2002, the Circuit City business produced a loss of $12.4 million, or 6 cents per Circuit City Group share, compared with a loss of $22.1 million, or 11 cents per Circuit City Group share, for the same period last year.

The net earnings attributed to the reserved CarMax Group shares were $20.3 million in the second quarter of this fiscal year, compared with $19.4 million in last fiscal year's second quarter. For the six-month period ended August 31, 2002, net earnings attributed to the reserved CarMax Group shares were $39.0 million compared with $39.1 million for the same period last year.

Net earnings of the Circuit City Group were $9.1 million, or 4 cents per Circuit City Group share, in the second quarter of fiscal 2003, compared with $6.8 million, or 3 cents per Circuit City Group share, in the second quarter of fiscal 2002. For the six-month period ended August 31, 2002, net earnings of the Circuit City Group were $26.6 million, or 13 cents per Circuit City Group share, compared with net earnings of $17.0 million, or 8 cents per Circuit City Group share, for the same period last year.

CarMax Group. The CarMax Group's second quarter fiscal 2003 net earnings increased 16 percent to $31.7 million from $27.4 million in the second quarter of fiscal 2002. Second quarter fiscal 2003 earnings include $1.3 million of one-time, non-tax-deductible costs associated with the separation of CarMax from Circuit City Stores. Excluding the one-time separation costs, net earnings were 20 percent higher in the second quarter of fiscal 2003 than the same period last year. For the six months ended August 31, 2002, net earnings increased 13 percent to $61.0 million from $54.0 million. Earnings for the six months ended August 31, 2002, include $3.1 million of one-time, non-tax-deductible costs associated with the separation. Excluding the one-time separation costs, net earnings increased 19 percent to $64.1 million in the first six months of fiscal 2003 compared with the same period last year.

In the second  quarter of fiscal  2003,  net earnings  attributed  to the CarMax
Group Common Stock were $11.4 million, or 30 cents per CarMax Group share, compared with $8.0 million, or 25 cents per CarMax Group share, in the second quarter of last fiscal year. For the six months ended August 31, 2002, net earnings attributed to the CarMax Group Common Stock were $21.9 million, or 57 cents per CarMax Group share, compared with $14.9 million, or 50 cents per CarMax Group share, in the same period last year. The remainder of the CarMax Group's net earnings was attributed to the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to the holders of Circuit City Group Common Stock.

Operations Outlook

Circuit City Group. In fiscal 2001, we introduced a store design that includes a more customer-friendly layout with better product adjacencies; a brighter more contemporary appearance; additional product on the sales floor; shopping carts and easily accessible cash registers. All new stores continue to follow this design. In fiscal 2001 and fiscal 2002, we also undertook several remodels and product category tests to evaluate how best to add these features into existing stores. We decided to begin in fiscal 2003 a three-year multi-phased remodeling program that will cover approximately 300 stores. As part of this remodeling program, we are in fiscal 2003 introducing a remodeled video department and upgrading the lighting in these stores, spending an average of $325,000 to $350,000 per store. We believe that rolling out this remodeled department will enable us to increase Circuit City's market share in the growing and highly profitable big-screen television category and further solidify our position in the overall video category. The Consumer Electronics Association projects that big-screen television sales will grow at a double-digit rate in calendar 2002. By beginning with the video department, we believe that we can affect a large number of Circuit City Superstores in a manner that has significant potential for incremental benefit while minimizing the disruptive impact of the remodeling process.

In addition to remodeling, we expect to relocate approximately 10 Superstores in the current fiscal year. We expect that fiscal 2003 expenditures for Circuit City remodeling and relocations will total approximately $130 million, of which we expect to capitalize approximately $70 million and expense approximately $60 million, or no more than 18 cents per Circuit City share.

In fiscal 2003, we also will continue testing design ideas for other departments in the Circuit City Superstores. In fiscal 2004 and fiscal 2005, we expect to introduce these design ideas into many of the approximately 300 stores being remodeled under the three-year remodeling plan. We continue to review the suitability of our remaining Superstore base for either remodeling or relocation and anticipate relocating additional stores in fiscal 2004 and fiscal 2005. We currently anticipate that in fiscal 2004 and fiscal 2005 the impact of remodeling and relocations on earnings per share will be similar to the anticipated fiscal 2003 impact.

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

With existing Circuit City initiatives, additional efforts to enhance the business and a relatively stable economy, we believe the Circuit City business will contribute 57 cents per share to 67 cents per share to the fiscal 2003 earnings of Circuit City, including remodeling and relocation expenses. Excluding these expenses, we expect the Circuit City business will contribute 75 cents per share to 85 cents per share to the fiscal 2003 earnings of Circuit City. Effective with the separation, Circuit City will report CarMax as a discontinued operation.

Circuit City and other consumer electronics retailers receive a large number of consumer electronics products and parts through West Coast ports served by union-represented dockworkers. In recent months, the union and port operators have been involved in an ongoing labor dispute which has included a management lockout lasting approximately ten days. In response to the possibility of work stoppage, Circuit City has accelerated inventory purchases when possible. However, the closure of or work slowdowns at the ports could have a materially negative impact on Circuit City's sales and earnings for the second half of the fiscal year. The ultimate impact will depend on the amount of time until shipping returns to normal at these ports and the duration of any further closures or work slowdowns.

CarMax Group. For more than two years, CarMax has demonstrated that its consumer offer and business model can produce strong sales and earnings growth. At the beginning of fiscal 2002, CarMax announced that it would resume geographic growth, opening two superstores in fiscal 2002, four to six superstores in fiscal 2003 and six to eight stores in each of fiscal years 2004, 2005 and 2006. This expansion is proceeding as planned with three more used-car superstores scheduled to open during the second half of the fiscal year, bringing the total number of stores opened in fiscal 2003 to five.

Comparable store used-unit sales growth is a primary driver of CarMax's profitability. Given CarMax's performance in the first half of the fiscal year, it now expects second half used-unit comparable store growth in the mid- to high-single digit range.

Fiscal 2003 is a year of transition for CarMax as it ramps up the growth pace and assumes additional expenses related to the separation from Circuit City. The expense leverage that CarMax would expect from the used-unit comparable store growth during this fiscal year will be partially offset by increased expenses in the second half of fiscal 2003 resulting from diseconomies of scale and incremental expenses due to the separation from Circuit City and growth related costs. Increases in benefit plans, insurance and management are examples of cost increases resulting from the separation. Growth related costs include the development of a management bench for store expansion for the next two fiscal years store openings and pre-opening expenses for stores opening over the second half of the fiscal year and the first quarter of next year. In addition, other growth related costs such as training, recruiting and employee relocation for new stores also moderate the expense leverage that CarMax would expect from used unit comparable store growth this year.

For fiscal 2003, CarMax initially had anticipated that interest rates would rise above the low levels experienced in fiscal 2002 resulting in reduced yield spreads from the CarMax finance operation throughout fiscal 2003. If the current favorable interest rate environment continues, CarMax may not experience the reduction in yield spreads originally anticipated.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the pronouncement. Other intangible assets that are identified to have finite useful lives continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and are subject to review when events or circumstances which indicate impairment arise. The Company has performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets, as outlined in the pronouncement. Based on the results of tests performed, as well as ongoing periodic assessments of goodwill, the Company did not recognize any impairment losses. Application of the nonamortization provisions of SFAS No. 142 in the first half of fiscal 2003 did not have a material impact on the financial position, results of operations or cash flows of the Company.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination and costs associated with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

FINANCIAL CONDITION

Liquidity and Capital Resources

Operating Activities. In the six months ended August 31, 2002, Circuit City Stores used net cash of $303.8 million in operating activities; in the six months ended August 31, 2001, the company generated net cash of $367.5 million from operating activities. The $671.3 million difference primarily reflects changes in working capital, with $451.7 million of cash used for working capital in the first half of the current fiscal year compared with $244.6 million of cash generated by working capital in the first half of last fiscal year. The change in working capital reflects increases in Circuit City's merchandise inventory and retained interests in securitized receivables in the first half of this fiscal year compared with the same period last year. Merchandise inventory increased by $423.1 million in the first half of this fiscal year versus a decrease of $237.0 million in the first half of last fiscal year. The primary contributor to the increase in Circuit City merchandise inventory was a stronger inventory position in personal computers compared with last year's position in advance of the arrival of Windows XP-equipped products. In addition, Circuit City's focus on customer service and profitable market share growth includes a commitment to better in-stocks throughout the year, a broader assortment in selected categories and improved merchandise displays. These strategies are reflected both in the higher Circuit City inventory position at August 31, 2002, compared with August 31, 2001, and in the improved sales growth posted in the first half of this fiscal year.

Investing Activities. Net cash used in investing activities was $96.0 million in the six months ended August 31, 2002, compared with net cash provided by investing activities of $19.2 million in the first six months of last year. Capital expenditures for the Company increased to $111.7 million in the first six months of fiscal 2003 from $111.0 million in the comparable period last year. Circuit City capital expenditures declined to $75.2 million in the six months ended August 31, 2002, compared with $102.2 million in the six months ended August 31, 2001. Circuit City's capital spending in the first half of fiscal 2003 included spending related to three new Superstores, four relocated Superstores, video department remodeling in approximately 225 Superstores and full-store lighting upgrades in approximately 300 Superstores. Circuit City's capital spending in the first half of last year included spending related to five new Superstores, three relocated Superstores and full-store remodeling in 23 Superstores. CarMax capital expenditures increased to $40.1 million in the first six months of fiscal 2003, compared with $8.7 million in the first six months of fiscal 2002. The increase in CarMax capital expenditures resulted from the resumption of geographic growth, with three superstores opening since August 2001, and the planned openings of four superstores in the second half of fiscal 2003.

Proceeds from the sale of property and equipment declined to $15.6 million in the first half of fiscal 2003, compared with $130.1 million in the first half of last year. Proceeds from sales of property and equipment in the first half of last year included amounts received from the sale-leaseback of Circuit City's Orlando, Fla., distribution center and from a sale-leaseback transaction covering nine CarMax superstore properties.


Financing Activities. Net cash used in financing activities was $4.9 million in the first six months of fiscal 2003 compared with net cash provided by financing activities of $9.5 million in the comparable period last year. In the first quarter of fiscal 2003, CarMax entered into a $200 million credit agreement with DaimlerChrysler Services North America, LLC and Toyota Financial Services. This agreement, which is secured by vehicle inventory, includes a $100 million revolving loan commitment and a $100 million term loan. The terms for both commitments are LIBOR-based and have initial two-year terms. As of August 31, 2002, the amounts outstanding under this credit agreement were $5.2 million for the revolver and $100 million for the term loan. In September 2002, CarMax used a portion of the proceeds from the agreement for the repayment of allocated debt, the payment of a one-time special dividend to Circuit City Stores of $28.4 million, the payment of transaction expenses incurred in connection with the separation and general corporate purposes.

The CarMax credit agreement contains covenants that, in the event of default, could trigger the acceleration of principal and interest payments and, in some events, the termination of the credit agreement, unless a waiver of such requirements is agreed to by the lenders. These covenants are similar to those found in comparable loan agreements and include: minimum current ratio, maximum total liabilities to tangible net worth ratio and minimum fixed charge coverage ratio; and covenants restricting additional debt or liens; payment of dividends; mergers or consolidations with, or the acquisition of all or substantially all of the assets of, another person; and making loans or other investments in excess of certain minimums. The events of default under the credit agreement include customary provisions such as failure to pay principal or interest when due and cross-default to other loan agreements, as well as a cross-default with other material agreements of CarMax where the default under such other agreement would have a material adverse effect on CarMax and a change in control of CarMax.

A $100 million outstanding term loan due in July 2002 was repaid using existing working capital. An $8.5 million secured promissory note due in August 2002 was repaid using existing working capital.

At August 31, 2002, the Company had cash and cash equivalents of $846.8 million and total outstanding debt of $119.3 million. Circuit City Stores maintained a $150 million unsecured revolving credit facility that expired on August 31, 2002. The Company did not renew this facility. The Company also maintains $210 million in committed seasonal lines of credit that are renewed annually with various banks. Under these facilities, Circuit City must meet financial guidelines relating to minimum tangible net worth, debt to net worth and the current ratio. At August 31, 2002, no balance was outstanding under these facilities.

At August 31, 2002, the aggregate principal amount of securitized credit card receivables totaled $1.30 billion under the private-label program and $1.45 billion under the bankcard program. During the second quarter of fiscal 2003, the Company completed a $470 million bankcard receivable securitization transaction. During the first quarter of fiscal 2003, the Company completed a $300 million private-label credit card receivable securitization transaction. At August 31, 2002, the unused capacity of the private-label variable funding program was $248.5 million and the unused capacity of the bankcard variable funding program was $94.5 million. At August 31, 2002, there were no provisions providing recourse to the Company for credit losses on the receivables securitized through the private-label or bankcard master trusts.

At August 31, 2002, the aggregate principal amount of securitized automobile loan receivables totaled $1.72 billion. During the second quarter of fiscal 2003, CarMax completed an asset securitization transaction totaling $512.6 million of automobile loan receivables. At August 31, 2002, the unused capacity of the automobile loan variable funding program was $361.0 million. At August 31, 2002, there were no provisions providing recourse to the Company for credit losses on the securitized automobile loan receivables.

We anticipate that Circuit City and CarMax will be able to expand or enter into new securitization arrangements to meet future needs of both the Circuit City and CarMax finance operations.

In September 2002, CarMax entered into a sale-leaseback transaction involving three properties valued at approximately $37.6 million. The transaction was entered into at competitive rates and structured with an initial lease term of 15 years with two 10-year renewal options.

Circuit City's finance operations are conducted through First North American National Bank (FNANB), a limited-purpose credit card bank chartered, regulated and supervised by the Office of the Comptroller of the Currency. Following a structural change in which receivables generated by FNANB are sold to special purpose subsidiaries of Circuit City Stores, FNANB requested that the OCC approve an approximately $350 million reduction in capital, in the form of a dividend to Circuit City Stores. Such a reduction would leave FNANB with capital of approximately $30 million and cash and cash equivalents of approximately $100 million based on balances at August 31, 2002.

For the Company, we expect that available cash resources, credit facilities if needed, sale-leaseback transactions, landlord reimbursements and cash generated by operations will be sufficient to fund capital expenditures and working capital for the foreseeable future.



                           FORWARD-LOOKING STATEMENTS
                           --------------------------

This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties, including, but not limited to, risks associated with the separation of the CarMax business from Circuit City Stores, Inc. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's Annual Report on Form 10-K/A for the year ended February 28, 2002, and the Company's proxy statement included in the registration statement on Form S-4 filed by CarMax, Inc. (File No. 333-85240) related to the separation.

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

Consumer Revolving Credit Receivables. The majority of accounts in the private-label credit card and bankcard portfolios are charged interest at rates indexed to the prime rate, adjustable on a monthly basis subject to certain limitations. The balance of the accounts are charged interest at a fixed annual percentage rate. As of August 31, 2002, and February 28, 2002, the total outstanding principal amount of private-label credit card and bankcard receivables had the following interest rate structure:


(Amounts in millions)                          August 31    February 28
-----------------------------------------------------------------------

Indexed to prime rate.....................       $2,606        $2,645
Fixed APR.................................          189           202
                                            ---------------------------
Total.....................................       $2,795        $2,847
                                            ===========================

Financing for the private-label credit card and bankcard receivables is achieved through asset securitization programs that, in turn, issue both private and public market debt, principally at floating rates based on LIBOR and commercial paper rates. Receivables held for sale are financed with working capital. The total principal amount of receivables securitized or held for sale at August 31, 2002, and February 28, 2002, was as follows:


(Amounts in millions)                         August 31       February 28
-------------------------------------------------------------------------

Floating-rate securitizations.............     $2,752            $2,798
Held for sale (1).........................         43                49
                                            -----------------------------
Total.....................................     $2,795            $2,847
                                            =============================

(1) Held by a bankruptcy-remote special purpose subsidiary.

Automobile Installment Loan Receivables. At August 31, 2002, and February 28, 2002, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital.

The total principal amount of receivables securitized or held for investment or sale as of August 31, 2002, and February 28, 2002, was as follows:


(Amounts in millions)                        August 31      February 28
-----------------------------------------------------------------------

Fixed-rate securitizations................   $  1,333         $  1,122
Floating-rate securitizations
   synthetically altered to fixed.........        388              413
Floating-rate securitizations.............          1                1
Held for investment (1)...................         11               12
Held for sale (1).........................         14                2
                                            ---------------------------
Total.....................................   $  1,747         $  1,550
                                            ===========================

(1) Held by a bankruptcy-remote special purpose subsidiary.

Interest Rate Exposure. The Company is exposed to interest rate risk on Circuit City's securitized credit card portfolio, especially when interest rates move dramatically over a relatively short period of time. Market risk is the exposure created by potential fluctuations in interest rates. We have mitigated this risk through matched funding. However, our ability to increase the finance charge yield of Circuit City's variable rate credit cards may be contractually limited or limited at some point by competitive conditions. On behalf of Circuit City, the Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. The Company has entered into offsetting interest rate cap positions and, therefore, does not anticipate market risk arising from interest rate caps. Interest rate exposure relating to CarMax's securitized automobile loan receivables represents a market risk exposure that we manage with matched funding and interest rate swaps matched to projected payoffs. The Company does not anticipate market risk from swaps because they are used on a monthly basis to match funding costs to the use of the funding. Generally, changes only in interest rates do not have a material impact on the Company's results of operations.

Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 7 to the Company's consolidated financial statements for a description of these items.


                                     ITEM 4.
                             CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.



                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                                         Aug. 31, 2002         Feb. 28, 2002
                                                                                        --------------        --------------
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $      772,106        $   1,248,246
Accounts receivable, net                                                                       173,522              158,817
Retained interests in securitized receivables                                                  467,813              394,456
Merchandise inventory                                                                        1,657,363            1,234,243
Prepaid expenses and other current assets                                                       40,020               39,246
                                                                                        --------------        -------------

Total current assets                                                                         3,110,824            3,075,008

Property and equipment, net                                                                    706,922              732,802
Deferred income taxes                                                                           12,305                2,647
Reserved CarMax Group shares                                                                   354,658              311,386
Other assets                                                                                     7,482               11,354
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    4,192,191        $   4,133,197
                                                                                        ==============        =============

LIABILITIES AND GROUP EQUITY
Current liabilities:
Accounts payable                                                                        $    1,179,981        $   1,019,519
Accrued expenses and other current liabilities                                                 131,323              157,561
Accrued income taxes                                                                                 -              100,696
Deferred income taxes                                                                          113,187              116,297
Allocated short-term debt                                                                            -                  397
Current installments of allocated long-term debt                                                 1,306               23,465
                                                                                        --------------        -------------

Total current liabilities                                                                    1,425,797            1,417,935

Allocated long-term debt, excluding current installments                                        11,996               14,064
Other liabilities                                                                              148,029              140,853
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,585,822            1,572,852

GROUP EQUITY                                                                                 2,606,369            2,560,345
                                                                                        --------------        -------------

TOTAL LIABILITIES AND GROUP EQUITY                                                      $    4,192,191        $   4,133,197
                                                                                        ==============        =============

See accompanying notes to Group financial statements.


                                 Page 33 of 73


                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Statements of Earnings (Unaudited)
                             (Amounts in thousands)


                                                                 Three Months Ended                    Six Months Ended
                                                                     August 31,                           August 31,
                                                              2002               2001              2002               2001
                                                         --------------     --------------     -------------     --------------

Net sales and operating revenues                         $    2,221,204     $    2,023,209     $   4,339,447     $    3,893,830


Cost of sales, buying and warehousing                         1,695,316          1,526,665         3,300,209          2,934,893
                                                         --------------     --------------     -------------     --------------


Gross profit                                                    525,888            496,544         1,039,238            958,937
                                                         --------------     --------------     -------------     --------------


Selling, general and administrative expenses
    (net of finance income of $25,970 for the
     three months ended August 31, 2002,
     $24,817 for the three months ended
     August 31, 2001, $46,389 for the six
     months ended August 31, 2002, and
     $54,362 for the six months ended
     August 31, 2001)                                           543,379            517,203         1,058,754            994,647

Interest expense (income)                                           550               (432)              550                  9
                                                         --------------     --------------     -------------     --------------

Total expenses                                                  543,929            516,771         1,059,304            994,656
                                                         --------------     --------------     -------------     --------------

Loss before income taxes and
    income attributed to the reserved
    CarMax Group shares                                         (18,041)           (20,227)          (20,066)           (35,719)

Income tax benefit                                               (6,856)            (7,686)           (7,625)           (13,573)
                                                         --------------     --------------     -------------     --------------

Loss before income attributed to
    the reserved CarMax Group shares                            (11,185)           (12,541)          (12,441)           (22,146)

Net earnings attributed to the reserved
    CarMax Group shares                                          20,298             19,363            39,020             39,103
                                                         --------------     --------------     -------------     --------------

Net earnings                                             $        9,113     $        6,822     $      26,579     $       16,957
                                                         ==============     ==============     =============     ==============


See accompanying notes to Group financial statements.

                                 Page 34 of 73


                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                   Six Months Ended
                                                                                                      August 31,
                                                                                              2002                 2001
                                                                                         -------------         ------------
Operating Activities:
--------------------
Net earnings                                                                            $       26,579         $     16,957
Adjustments to reconcile net earnings to net cash (used in)
    provided by operating activities of continuing operations:
    Net earnings attributed to the reserved CarMax Group shares                                (39,020)             (39,103)
    Depreciation and amortization                                                               76,546               68,377
    Amortization of restricted stock awards                                                      9,869                7,127
    Loss (gain) on disposition of property and equipment                                         5,275               (4,742)
    Provision for deferred income taxes                                                        (12,768)               4,142
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable, net and
          retained interests in securitized receivables                                        (88,062)              11,127
       (Increase) decrease in merchandise inventory                                           (423,120)             236,969
       (Increase) decrease in prepaid expenses and
          other current assets                                                                    (774)              15,588
       Decrease (increase) in other assets                                                       3,872               (1,204)
    Increase in accounts payable, accrued expenses
          and other current liabilities and accrued income taxes                                37,500               18,284
       Increase in other liabilities                                                             7,176                4,080
                                                                                        --------------         ------------
Net cash (used in) provided by operating activities
    of continuing operations                                                                  (396,927)             337,602
                                                                                        --------------         ------------


Investing Activities:
--------------------
Purchases of property and equipment                                                            (75,278)            (102,238)
Proceeds from sales of property and equipment, net                                              19,337               33,800
                                                                                        --------------         ------------
Net cash used in investing activities of continuing operations                                 (55,941)             (68,438)
                                                                                        --------------         ------------

Financing Activities:
--------------------
Decrease in allocated short-term debt, net                                                        (397)                  (2)
Decrease in allocated long-term debt, net                                                      (24,227)             (27,956)
Equity issuances, net                                                                            8,682                6,789
Allocated proceeds from CarMax Group stock offering, net                                             -              139,685
Dividends paid                                                                                  (7,330)              (7,260)
                                                                                        --------------         ------------
Net cash (used in) provided by financing activities
    of continuing operations                                                                   (23,272)             111,256
                                                                                        --------------         -------------

Cash used in discontinued operations                                                                 -              (18,652)
                                                                                        --------------         ------------

(Decrease) increase in cash and cash equivalents                                              (476,140)             361,768
Cash and cash equivalents at beginning of year                                               1,248,246              437,329
                                                                                        --------------         ------------
Cash and cash equivalents at end of period                                              $      772,106         $    799,097
                                                                                        ==============         ============

See accompanying notes to Group financial statements.

                 CIRCUIT CITY STORES, INC. - CIRCUIT CITY GROUP
                       Notes to Group Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     At August 31, 2002, and August 31, 2001, the common stock of Circuit City Stores, Inc. consisted of two common stock series intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock was intended to reflect the performance of the Circuit City stores and related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The CarMax Group Common Stock was intended to reflect the performance of the CarMax stores and related operations. The reserved CarMax Group shares were not outstanding CarMax Group Common Stock. Therefore, net earnings attributed to the reserved CarMax Group shares were included in the net earnings and earnings per share attributed to the Circuit City Group Common Stock.

     At August 31, 2002, 65,923,200 shares of CarMax Group Common Stock were reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.0 percent of the total outstanding and reserved shares of CarMax Group Common Stock at August 31, 2002; 64.1 percent at February 28, 2002; and 64.6 percent at August 31, 2001. The terms of each series of common stock are discussed in detail in the Company's previous filings with the Securities and Exchange Commission.

     The Circuit City Group financial statements included herein should be read in conjunction with the Company's consolidated financial statements, the CarMax Group financial statements and the Company's SEC filings.

     The separation of the CarMax Group from Circuit City Stores, Inc. was effective as of October 1, 2002. See Note 13 for an additional discussion of the separation.

2.   Accounting Policies

     The Circuit City Group has accounted for the reserved CarMax Group shares in a manner similar to the equity method of accounting. Accounting principles generally accepted in the United States of America require that the CarMax Group be consolidated with the Circuit City Group. Except for the effects of not consolidating the CarMax Group with the Circuit City Group, the financial statements of the Circuit City Group conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2002 Annual Report on Form 10-K/A.

3.   Supplemental Financial Statement Information

     For the three- and six-month periods ended August 31, 2002 and 2001, pretax finance operation income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                                     Three Months Ended               Six Months Ended
                                                         August 31,                      August 31,
     (Amounts in millions)                         2002              2001           2002             2001
     ----------------------------------------------------------------------------------------------------
     Securitization income......................  $ 55.5            $ 55.6       $  106.0         $  115.3
     Payroll and fringe benefit expenses........    10.6              10.2           21.3             20.5
     Other direct expenses......................    18.9              20.6           38.3             40.5
                                                  --------------------------------------------------------
     Finance operation income...................  $ 26.0            $ 24.8       $   46.4         $   54.3
                                                  ========================================================

     The finance operation income does not include any allocation of indirect costs or income. Circuit City presents this information on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefit or costs that could be attributed to this operation. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll, as well as retail store expenses.

4.   Securitizations

     Circuit City enters into securitization transactions to finance consumer revolving credit card receivables originated by its finance operation. In accordance with the isolation provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," special purpose subsidiaries were created for the sole purpose of facilitating these securitization transactions. Credit card receivables are sold to the special purpose subsidiaries, which, in turn, transfer these receivables to securitization master trusts. For transfers of receivables that qualify as sales, Circuit City recognizes gains or losses as a component of the finance operation's profits, which are recorded as a reduction to selling, general and administrative expenses. See Note 3. Private-label and co-branded Visa credit card receivables are securitized through one master trust, and MasterCard and Visa credit card, referred to as bankcard, receivables are securitized through a second master trust. Each master trust periodically issues securities backed by the receivables in that master trust. Each master trust has issued multiple series of term asset-backed securities having fixed initial principal amounts and, in addition, each master trust has issued a series of variable funding asset-backed securities having a variable principal amount. Investors in the variable funding asset-backed securities are generally entitled to receive monthly interest payments and have committed to acquire additional variable funding securities up to a stated amount until a stated commitment termination date. In these securitizations, Circuit City's finance operation continues to service the securitized receivables for a fee and the special purpose subsidiaries retain an undivided interest in the
     transferred   receivables  and  hold  various   subordinated   asset-backed
     securities that serve as credit enhancements for the asset-backed securities held by outside investors. Neither master trust agreement provides for recourse to Circuit City for credit losses on the securitized receivables. Circuit City employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Under certain of the securitization programs, Circuit City must meet financial guidelines relating to minimum tangible net worth, debt to net worth and the current ratio in order to transfer additional receivables. The securitized receivables must meet performance levels relating to portfolio yield, default rates, principal payment rates and delinquency rates. Circuit City was in compliance with these guidelines and performance levels at August 31, 2002, and February 28, 2002.

     The total principal amount of credit card receivables managed was $2.79 billion at August 31, 2002, and $2.85 billion at February 28, 2002. Of the total principal amounts managed, the principal amount of receivables securitized was $2.75 billion at August 31, 2002, and $2.80 billion at February 28, 2002, and the principal amount of receivables held for sale was $43.1 million at August 31, 2002, and $49.2 million at February 28, 2002. During the second quarter of fiscal 2003, the Company completed a $470.0 million bankcard receivable securitization transaction, and during the first quarter of fiscal 2003, the Company completed a $300 million private-label credit card receivable securitization transaction. No new public securitization transactions were completed in the first half of fiscal 2002. At August 31, 2002, the unused capacity of the private-label variable funding program was $248.5 million and the unused capacity of the bankcard variable funding program was $94.5 million. At February 28, 2002, the unused capacity of the private-label variable funding program was $22.9 million and the unused capacity of the bankcard variable funding program was $496.5 million.

     The aggregate amount of receivables that were 31 days or more delinquent was $184.4 million at August 31, 2002, and $198.4 million at February 28, 2002. The principal amount of defaults net of recoveries totaled $63.0 million for the quarter ended August 31, 2002, and $62.3 million for the quarter ended August 31, 2001. The principal amount of defaults net of recoveries totaled $133.8 million for the six months ended August 31, 2002, and $131.9 million for the six months ended August 31, 2001.

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

     The table below summarizes certain cash flows received from and paid to the credit card securitization trusts.

                                                                     Three Months Ended              Six Months Ended
                                                                         August 31,                     August 31,
     (Amounts in millions)                                           2002           2001            2002           2001
     --------------------------------------------------------------------------------------------------------------------
     Proceeds from new securitizations..........................  $  381.8       $  204.4        $  783.6       $  378.2
     Proceeds from collections reinvested
       in previous credit card securitizations..................  $  361.9       $  457.5        $  607.5       $  817.0
     Servicing fees received....................................  $   12.4       $   12.6        $   25.4       $   25.9
     Other cash flows received on retained interests*...........  $   43.5       $   49.7        $   94.2       $   93.9

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

     The amount by which the estimated future finance income from securitized credit card receivables exceeds the sum of the contractually specified investor returns and servicing fees, referred to as interest-only strips, is carried at fair value and amounted to $126.9 million at August 31, 2002, and $131.9 million at February 28, 2002. These amounts are included in retained interests in securitized receivables on the consolidated balance sheets. The value of the interest-only strip increased $0.1 million in the three months ended August 31, 2002 and decreased $2.4 million in the three months ended August 31, 2001. The value of the interest-only strip decreased $5.0 million in the six months ended August 31, 2002 and increased $1.4 million in the six months ended August 31, 2001.

     At August  31,  2002,  the fair  value of  retained  interests  was  $467.8 million,  with a weighted-average life ranging from 0.2 years to 4.9 years.
     At  February  28,  2002,  the fair value of retained  interests  was $394.5 million,  with a weighted-average life ranging from 0.2 years to 1.8 years.
     The following  table shows the key economic  assumptions  used in measuring the fair value of retained  interests at August 31, 2002, and a sensitivity analysis  showing  the  hypothetical  effect  on the  fair  value  of those interests when there are unfavorable  variations from the assumptions used.
     Key economic  assumptions at August 31, 2002, are not materially  different from  assumptions  used to measure the fair value of retained  interests at the time of securitization. These sensitivities are hypothetical and should be used  with  caution.  In this  table,  the  effect of a  variation  in a particular  assumption  on the  fair  value  of the  retained  interest  is calculated without changing any other assumption;  in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                            Impact on Fair        Impact on Fair
                                           Assumptions       Value of 10%          Value of 20%
     (Dollar amounts in millions)              Used         Adverse Change        Adverse Change
     -------------------------------------------------------------------------------------------
     Monthly payment rate..............   6.6%-10.2%           $  9.0               $  16.4
     Annual default rate...............   7.2%-17.7%           $ 23.0               $  45.3
     Annual discount rate..............   8.3%-15.0%           $  4.3               $   8.5

                                 Page 38 of 73

5.   Financial Derivatives

     On behalf of Circuit  City,  the  Company  enters  into  interest  rate cap
     agreements  to  meet  the   requirements  of  the  credit  card  receivable
     securitization transactions. During the first quarter of fiscal 2003 and in conjunction  with the  private-label  public  securitization,  the  Company purchased  and sold three  offsetting  interest rate caps with an aggregate initial  notional  amount of $280.5  million.  The total notional amount of interest rate caps  outstanding  was $935.4 million at August 31, 2002, and
     $654.9  million at February 28,  2002.  Purchased  interest  rate caps were included in net accounts receivable and had a fair value of $7.0 million as of August 31,  2002,  and $2.4  million as of February  28,  2002.  Written interest rate caps were  included in accounts  payable and had a fair value of $7.0 million as of August 31, 2002,  and $2.4 million as of February 28,
     2002.

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

6.   Appliance Exit Costs

     In fiscal 2001, the Company began to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. This process was completed in November
     2000. To exit the appliance business, the Company closed eight distribution centers and eight service centers. The Company leases the majority of these closed properties. While the Company has entered into contracts to sublease some of these properties, it continues the process of marketing the remaining properties to be subleased.

     In the second quarter of fiscal 2001, the Company recorded appliance exit costs of $30.0 million. In the fourth quarter of fiscal 2002, the Company recorded additional lease termination costs of $10.0 million to reflect the rental market for these leased properties. These expenses are reported separately on the Group statements of earnings. The appliance exit cost liability is included in accrued expenses and other current liabilities on the balance sheets.

     The appliance exit cost accrual activity and the remaining liability at August 31, 2002, are presented in the following table.



                                                                                         Fiscal 2003
                                                     Total          Liability at          Payments          Liability at
                                                   Exit Cost        February 28,             or               August 31,
     (Amounts in millions)                          Accrual             2002             Write-Downs            2002
     ---------------------------------------------------------------------------------------------------------------------
     Lease termination costs................         $27.8             $19.7                 $3.4               $16.3
     Fixed asset write-downs, net...........           5.0                 -                    -                   -
     Employee termination benefits..........           4.4                 -                    -                   -
     Other..................................           2.8                 -                    -                   -
                                                --------------------------------------------------------------------------
     Appliance exit costs...................         $40.0             $19.7                 $3.4               $16.3
                                                ==========================================================================


7.   Discontinued Operations

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations. Current liabilities of $8.0 related to the former Divx operations were reflected in the balance sheet as of August 31, 2002. Current liabilities of $18.5 million related to the former Divx operations were reflected in the balance sheet as of February 28, 2002. For the three- and six-month periods ended August 31, 2002 and 2001, the discontinued Divx operations had no impact on the net earnings of the Circuit City Group. Discontinued operations have been segregated on the statements of cash flows.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination and costs associated with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

9.   Reclassification

     Certain prior year amounts have been reclassified to conform to the current presentation. Effective in the first quarter of fiscal 2003, Circuit City Stores adopted EITF No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. Previously, the Company recorded these rebates in cost of sales, buying and warehousing. The reclassification of rebates from cost of sales, buying and warehousing to sales decreased sales and cost of sales, buying and warehousing by $13.4 million for the quarter ended August 31, 2001, and $24.4 million for the six months ended August 31, 2001. This reclassification had no impact on the Circuit City Group's net earnings.

10.  Subsequent Event

     On September 10, 2002, the Company's shareholders approved the separation of the CarMax Group from Circuit City Stores, Inc. and the Company's board of directors authorized the redemption of the Company's CarMax Group Common Stock and the distribution of CarMax, Inc. common stock to effect the separation. The separation was effective October 1, 2002. Each outstanding share of CarMax Group Common Stock was redeemed in exchange for one share of new CarMax, Inc. common stock. In addition, each holder of Circuit City Group Common Stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock owned as of September 16, 2002, the record date for the distribution. Following the separation, the Circuit City Group Common Stock was renamed Circuit City common stock, representing an ownership interest only in the Circuit City business, and CarMax, Inc. became an independent, separately traded public company. Effective with the separation, Circuit City will report CarMax as a discontinued operation.

                                     ITEM 2.

            CIRCUIT CITY GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In this discussion, "we," "our" and "Circuit City Stores" refer to Circuit City Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. "Circuit City business" and "Circuit City" refer to the retail operations bearing the Circuit City name and to all related operations such as product service and Circuit City's finance operation. "Circuit City Group" refers to the Circuit City business and the reserved CarMax Group shares. "CarMax business," "CarMax" and "CarMax Group" refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation. All references to "quarter" and "year" refer to our fiscal year periods rather than calendar year periods unless stated otherwise.

On September 10, 2002, the Company's shareholders approved the separation of the CarMax Group from Circuit City Stores, Inc. and the Company's board of directors authorized the redemption of the Company's CarMax Group Common Stock and the distribution of CarMax, Inc. common stock to effect the separation. The separation was effective October 1, 2002. Each outstanding share of CarMax Group Common Stock was redeemed in exchange for one share of new CarMax, Inc. common stock. In addition, each holder of Circuit City Group Common Stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock owned as of September 16, 2002, the record date for the distribution. Following the separation, the Circuit City Group Common Stock was renamed Circuit City common stock, representing an ownership interest only in the Circuit City business, and CarMax, Inc. became an independent, separately traded public company. Effective with the separation, Circuit City will report CarMax as a discontinued operation.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies included in the Circuit City Stores, Inc. 2002 Annual Report to Shareholders. These policies relate to the calculation of the value of retained interests in securitization transactions and the calculation of the liability for lease termination costs.

RESULTS OF OPERATIONS

Effective in the first quarter of fiscal 2003, Circuit City Stores adopted Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. Previously, the Company recorded these rebates in cost of sales, buying and warehousing. The reclassification of rebates from cost of sales, buying and warehousing to sales decreased sales and cost of sales, buying and warehousing by $13.4 million for the quarter ended August 31, 2001, and $24.4 million for the six months ended August 31, 2001. This reclassification had no impact on the Circuit City Group's net earnings.

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

Net Sales and Operating Revenues

Total sales for the Circuit City Group for the second quarter of fiscal 2003 increased 10 percent to $2.22 billion from $2.02 billion in last year's second quarter. Comparable store sales increased 10 percent for the second quarter of fiscal 2003. For the six months ended August 31, 2002, total sales increased 11 percent to $4.34 billion from $3.89 billion in last year's first half. Comparable store sales increased 11 percent for the first half of fiscal 2003. A Circuit City store is included in comparable store sales after the store has been open for a full year. Relocated stores are included in the comparable store base.

Second quarter Circuit City sales for fiscal 2003 reflected continued progress in both the high-service and packaged goods arenas. We posted strong sales growth in categories such as video, including big-screen televisions, particularly digital televisions. Due in part to back-to-school traffic, increased sales of notebook computers, printers, monitors, personal digital assistants and personal computer accessories drove sales growth in the information technology category. We also experienced significant sales gains in more promotional traffic-driving categories such as entertainment software and entry-level electronics.

The percent of merchandise sales represented by each major product category during the second quarter of fiscal years 2003 and 2002 was as follows:

         ================================= ==================================== =====================================
                                                   Three Months Ended                     Six Months Ended
                                                       August 31,                            August 31,
                                           ------------------------------------ -------------------------------------
                   Product Mix                    2002               2001              2002               2001
         ================================= ================== ================= ================== ==================
         Video                                     39%                38%               39%                38%
         --------------------------------- ------------------ ----------------- ------------------ ------------------
         Audio                                     14                 16                15                 16
         --------------------------------- ------------------ ----------------- ------------------ ------------------
         Information Technology                    36                 36                35                 36
         --------------------------------- ------------------ ----------------- ------------------ ------------------
         Entertainment                             11                 10                11                 10
         ================================= ================== ================= ================== ==================
         TOTAL                                    100%               100%              100%               100%
         ================================= ================== ================= ================== ==================


Circuit City sells extended warranty programs on behalf of unrelated third parties that are the primary obligors. Under these third-party warranty programs, we have no contractual liability to the customer. The total extended warranty revenue that is reported in total sales was $84.0 million, or 3.8 percent of sales, in the second quarter of fiscal 2003, compared with $86.7 million, or 4.3 percent of sales, in last year's second quarter. The total extended warranty revenue that is reported in total sales was $171.9 million, or
4.0 percent of sales, in the first half of fiscal 2003, compared with $166.8 million, or 4.3 percent of sales, in last year's first half.

The following table provides details on the Circuit City retail units:


      ======================== =================== =================== ================== ===================
                                                                            Estimate
             Store Mix            Aug. 31, 2002       Aug. 31, 2001       Feb. 28, 2003      Feb. 28, 2002
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Superstores                      606                598                 611                604
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Mall-based
         Express stores                 17                 29                  17                 20
      ------------------------ ------------------- ------------------- ------------------ -------------------
      Total                            623                627                 628                624
      ======================== =================== =================== ================== ===================


Circuit City expects to open approximately eight Superstores and relocate an estimated 10 Superstores in the current fiscal year. In the second quarter of fiscal 2003, we opened three Superstores, relocated two Superstores and closed two mall-based Express stores. For the first half of fiscal 2003, we opened three Superstores, relocated four Superstores, closed one Superstore and closed three mall-based Express stores.

                                 Page 42 of 73

Cost of Sales, Buying and Warehousing

The gross profit margin for the Circuit City Group was 23.7 percent of sales in the second quarter of fiscal 2003, compared with 24.5 percent in the same period last year. For the six months ended August 31, 2002, the gross profit margin was
24.0 percent compared with 24.6 percent in the same period last year. The gross profit margin declines reflect the margin pressure generated by stronger sales of entry-level electronics and personal computers compared with last year's second quarter and our more aggressive promotional stance in traffic-driving categories, partly offset by the growing sales of fully featured products such as big-screen televisions.

Selling, General and Administrative Expenses

The selling, general and administrative expense ratio for the Circuit City Group was 24.5 percent of sales in the second quarter of fiscal 2003, compared with
25.6 percent for the same period last year. For the six months ended August 31, 2002, the ratio was 24.4 percent of sales, compared with 25.5 percent in the same period last year. The improved expense ratios principally resulted from the leverage achieved through increased sales, which more than offset the impact of increased remodeling and relocation expenses. Interest income is recorded as a reduction to selling, general and administrative expenses.

The fiscal 2003 second quarter  expense ratio includes $25.8 million  associated with remodeling and relocation activities,  while the fiscal 2002 second quarter ratio includes $12.8 million of remodeling and relocation costs. The fiscal 2003 first half expense ratio includes $33.8 million  associated  with remodeling and relocation  activities,  while the fiscal 2002 first half ratio  includes  $15.8 million of remodeling and relocation  costs.  As of August 31, 2002, the Company had relocated two Superstores,  completed more than 225 of the approximately 300 video department  remodels planned for fiscal 2003 and  substantially all of the approximately  300 full-store  lighting  upgrades  scheduled for completion this fiscal year. As of August 31, 2001,  the Company had  relocated two  Superstores and  completed  full-store  remodels  of 23  Superstores  primarily  located  in
Chicago, Ill.; Baltimore, Md.; and Washington, D.C.

Finance Operations. For the three- and six-month periods ended August 31, 2002 and 2001, pretax finance operation income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                                     Three Months Ended               Six Months Ended
                                                         August 31,                      August 31,
     (Amounts in millions)                          2002              2001          2002           2001
     ---------------------------------------------------------------------------------------------------
     Securitization income......................  $ 55.5            $ 55.6       $ 106.0         $ 115.3
     Payroll and fringe benefit expenses........    10.6              10.2          21.3            20.5
     Other direct expenses......................    18.9              20.6          38.3            40.5
                                                  ------------------------------------------------------
     Finance operation income...................  $ 26.0            $ 24.8       $  46.4         $  54.3
                                                  ======================================================

Receivables generated by the Circuit City finance operation are sold through securitization transactions. Circuit City continues to service the securitized receivables for a fee. For the quarter ended August 31, 2002, serviced receivables averaged $2.75 billion compared with $2.55 billion for the quarter ended August 31, 2001. For the six months ended August 31, 2002, serviced receivables averaged $2.77 billion, compared with $2.60 billion for the same period last year.

For the Circuit City Group, securitization income includes the gain on the sale of these receivables and other income related to servicing these receivables. The amount by which the estimated future finance income from securitized credit card receivables exceeds the sum of the contractually specified investor returns and servicing fees, referred to as interest-only strips, is carried at fair value and amounted to $126.9 million at August 31, 2002, and $131.9 million at February 28, 2002. The key assumptions and estimates in determining the fair value of interest-only strips include management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk. Based on these assumptions and estimates and the operation's securitization volume, the value of the interest-only strip increased $0.1 million in the three months ended August 31, 2002, and decreased $2.4 million in the three months ended August 31, 2001. The value of the interest-only strip decreased $5.0 million in the six months ended August 31, 2002, and increased $1.4 million in the six months ended August 31, 2001. Management reviews the assumptions and estimates used in determining the fair value of the interest-only strip on a quarterly basis. If these assumptions change or the actual results differ from the projected results, securitization income will be affected.

For the Circuit City Group, the finance operation income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll, as well as retail store expenses. Payroll and fringe benefit expenses generally vary with the size of the serviced portfolio and increased only slightly during the quarter ended August 31, 2002, compared with the same period last year. Other direct expenses include third-party data processing, rent, credit promotion expenses, Visa and MasterCard fees, and other operating expenses. For the second quarter ended August 31, 2002, the finance operation benefited from favorable interest rates and reduced other operating expenses, which more than offset expenses associated with the new public securitization issued in July 2002.

Loss Before Income Attributed to the Reserved CarMax Group Shares

Excluding the earnings attributed to the reserved CarMax Group shares, the Circuit City business produced a loss of $11.2 million in the second quarter ended August 31, 2002, compared with a loss of $12.5 million for the same period last year. For the first half of the year, the Circuit City business produced a loss of $12.4 million, compared with a loss of $22.1 million for the same period last year.

Net Earnings Attributed to the Reserved CarMax Group Shares

The net earnings attributed to the reserved CarMax Group shares were $20.3 million in the second quarter of this fiscal year, compared with $19.4 million in last fiscal year's second quarter. For the first half of the year, net earnings attributed to the reserved CarMax Group shares were $39.0 million compared with $39.1 million in the same period last year.

Net Earnings

Net earnings of the Circuit City Group were $9.1 million in the second quarter of fiscal 2003, compared with $6.8 million in the second quarter of fiscal 2002. For the first half of the year, net earnings of the Circuit City Group were $26.6 million, compared with $17.0 million in the same period last year.

Operations Outlook

In  fiscal  2001,   we   introduced   a  store  design  that   includes  a  more
customer-friendly layout with better product adjacencies; a brighter more contemporary appearance; additional product on the sales floor; shopping carts and easily accessible cash registers. All new stores continue to follow this design. In fiscal 2001 and fiscal 2002, we also undertook several remodels and product category tests to evaluate how best to add these features into existing stores. We decided to begin in fiscal 2003 a three-year multi-phased remodeling program that will cover approximately 300 stores. As part of this remodeling program, we are in fiscal 2003 introducing a remodeled video department and upgrading the lighting in these stores, spending an average of $325,000 to $350,000 per store. We believe that rolling out this remodeled department will enable us to increase Circuit City's market share in the growing and highly profitable big-screen television category and further solidify our position in the overall video category. The Consumer Electronics Association projects that big-screen television sales will grow at a double-digit rate in calendar 2002. By beginning with the video department, we believe that we can affect a large number of Circuit City Superstores in a manner that has significant potential for incremental benefit while minimizing the disruptive impact of the remodeling process.

In addition to remodeling, we expect to relocate approximately 10 Superstores in the current fiscal year. We expect that fiscal 2003 expenditures for Circuit City remodeling and relocations will total approximately $130 million, of which we expect to capitalize approximately $70 million and expense approximately $60 million.

In fiscal 2003, we also will continue testing design ideas for other departments in the Circuit City Superstores. In fiscal 2004 and fiscal 2005, we expect to introduce these design ideas into many of the approximately 300 stores being remodeled under the three-year remodeling plan. We continue to review the suitability of our remaining Superstore base for either remodeling or relocation and anticipate relocating additional stores in fiscal 2004 and fiscal 2005. We currently anticipate that in fiscal 2004 and fiscal 2005 the impact of remodeling and relocations on earnings per share will be similar to the anticipated fiscal 2003 impact.

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

Circuit City and other consumer electronics retailers receive a large number of consumer electronics products and parts through West Coast ports served by union-represented dockworkers. In recent months, the union and port operators have been involved in an ongoing labor dispute which has included a management lockout lasting approximately ten days. In response to the possibility of work stoppage, Circuit City has accelerated inventory purchases when possible. However, the closure of or work slowdowns at the ports could have a materially negative impact on Circuit City's sales and earnings for the second half of the fiscal year. The ultimate impact will depend on the amount of time until shipping returns to normal at these ports and the duration of any further closures or work slowdowns.

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" for the estimated contribution of the Circuit City business earnings attributed to the Circuit City common stock in fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a review of recent accounting pronouncements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Operating Activities. In the six months ended August 31, 2002, Circuit City used net cash of $396.9 million in operating activities; in the six months ended August 31, 2001, Circuit City generated net cash of $337.6 million from operating activities. The $734.5 million difference primarily reflects changes in working capital, with $474.5 million of cash used for working capital in the first half of the current fiscal year compared with $282.0 million of cash generated by working capital in the first half of last fiscal year. The change in working capital reflects increases in Circuit City's merchandise inventory and retained interests in securitized receivables in the first half of this fiscal year compared with the same period last year. Merchandise inventory increased by $423.1 million in the first half of this fiscal year versus a decrease of $237.0 million in the first half of last fiscal year. The primary contributor to the increase in Circuit City merchandise inventory was a stronger inventory position in personal computers compared with last year's position in advance of the arrival of Windows XP-equipped products. In addition, Circuit City's focus on customer service and profitable market share growth includes a commitment to better in-stocks throughout the year, a broader assortment in selected categories and improved merchandise displays. These strategies are reflected both in the higher Circuit City inventory position at August 31, 2002, compared with August 31, 2001, and in the improved sales growth posted in the first half of this fiscal year.

Investing Activities. Net cash used in investing activities was $55.9 million in the six months ended August 31, 2002, compared with $68.4 million in the first six months of last year. Circuit City capital expenditures declined modestly to $75.3 million in the six months ended August 31, 2002, compared with $102.2 million in the six months ended August 31, 2001. Circuit City's capital spending in the first half of fiscal 2003 included spending related to three new
Superstores, four relocated Superstores, video department remodeling in approximately 225 Superstores and full-store lighting upgrades in approximately 300 Superstores. Circuit City's capital spending in the first half of last year included spending related to five new Superstores, three relocated Superstores and full-store remodeling in 23 Superstores.

Proceeds from the sale of property and equipment decreased to $19.3 million in the first half of fiscal 2003 from $33.8 million in the first half of last year. Proceeds from sales of property and equipment in the first half of last year included amounts received from the sale-leaseback of Circuit City's Orlando, Fla., distribution center.

Financing Activities. Net cash used in financing activities was $23.3 million for the first six months of fiscal 2003, compared with net cash provided by financing activities of $111.3 million in the same period last year. A $100 million outstanding term loan due in July 2002 was repaid using existing working capital.

At August 31, 2002, the Company allocated cash and cash equivalents of $772.1 million and debt of $13.3 million to the Circuit City Group. Circuit City Stores maintained a $150 million unsecured revolving credit facility that expired on August 31, 2002. The Company did not renew this facility. The Company also maintains $210 million in committed seasonal lines of credit that are renewed annually with various banks. Under these facilities, Circuit City must meet financial guidelines relating to minimum tangible net worth, debt to net worth and the current ratio. At August 31, 2002, no balance was outstanding under these facilities.

At August 31, 2002, the aggregate principal amount of securitized credit card receivables totaled $1.30 billion under the private-label program and $1.45 billion under the bankcard program. During the second quarter of fiscal 2003, the Company completed a $470 million bankcard receivable securitization transaction. During the first quarter of fiscal 2003, the Company completed a $300 million private-label credit card receivable securitization transaction. At August 31, 2002, the unused capacity of the private-label variable funding program was $248.5 million and the unused capacity of the bankcard variable funding program was $94.5 million. At August 31, 2002, there were no provisions providing recourse to the Company for credit losses on the receivables securitized through the private-label or bankcard master trusts. We anticipate that we will be able to expand or enter into new securitization arrangements to meet future needs of the finance operation.

Circuit City's finance operations are conducted through First North American National Bank (FNANB), a limited-purpose credit card bank chartered, regulated and supervised by the Office of the Comptroller of the Currency. Following a structural change in which receivables generated by FNANB are sold to special purpose subsidiaries of Circuit City Stores, FNANB requested that the OCC approve an approximately $350 million reduction in capital, in the form of a dividend to Circuit City Stores. Such a reduction would leave FNANB with capital of approximately $30 million and cash and cash equivalents of approximately $100 million based on balances at August 31, 2002.

We expect that available cash resources, credit facilities if needed, sale-leaseback transactions, landlord reimbursements and cash generated by operations will be sufficient to fund capital expenditures and working capital of the Circuit City business for the foreseeable future.



                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties, including, but not limited to, risks associated with the separation of the CarMax business from Circuit City Stores, Inc. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's Annual Report on Form 10-K/A for the year ended February 28, 2002, and the Company's proxy statement included in the registration statement on Form S-4 filed by CarMax, Inc. (File No. 333-85240) related to the separation.



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

Consumer Revolving Credit Receivables. The majority of accounts in the private-label credit card and bankcard portfolios are charged interest at rates indexed to the prime rate, adjustable on a monthly basis subject to certain limitations. The balance of the accounts are charged interest at a fixed annual percentage rate. As of August 31, 2002, and February 28, 2002, the total outstanding principal amount of private-label credit card and bankcard receivables had the following interest rate structure:

(Amounts in millions)                         August 31       February 28
-------------------------------------------------------------------------

Indexed to prime rate.....................     $2,606            $2,645
Fixed APR.................................        189               202
                                            -----------------------------
Total.....................................     $2,795            $2,847
                                            =============================

Financing for the private-label credit card and bankcard receivables is achieved through asset securitization programs that, in turn, issue both private and public market debt, principally at floating rates based on LIBOR and commercial paper rates. Receivables held for sale are financed with working capital. The total principal amount of receivables securitized or held for sale at August 31, 2002, and February 28, 2002, was as follows:


(Amounts in millions)                         August 31       February 28
-------------------------------------------------------------------------

Floating-rate securitizations.............     $2,752            $2,798
Held for sale (1).........................           43              49
                                            ------------------------------
Total.....................................     $2,795            $2,847
                                            ==============================

(1) Held by a bankruptcy-remote special purpose subsidiary.


Interest Rate Exposure. Circuit City is exposed to interest rate risk on its securitized credit card portfolio, especially when interest rates move dramatically over a relatively short period of time. Market risk is the exposure created by potential fluctuations in interest rates. We have mitigated this risk through matched funding. However, our ability to increase the finance charge yield of our variable rate credit cards may be contractually limited or limited at some point by competitive conditions. On behalf of Circuit City, the Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. The Company has entered into offsetting interest rate cap positions and, therefore, does not anticipate market risk arising from interest rate caps. Generally, changes only in interest rates do not have a material impact on the Group results of operations.

Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 5 to the Circuit City Group financial statements for a description of these items.


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                                 Balance Sheets
                             (Amounts in thousands)

                                                                                Aug. 31, 2002         Feb. 28, 2002
                                                                                -------------         -------------
                                                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                        $     74,690          $     3,286
Accounts receivable, net                                                               80,774               52,585
Retained interests in securitized receivables                                         131,121              120,683
Inventory                                                                             360,846              399,084
Prepaid expenses and other current assets                                               3,563                2,065
                                                                                 ------------          -----------

Total current assets                                                                  650,994              577,703

Property and equipment, net                                                           152,946              120,976
Other assets                                                                           21,982               21,543
                                                                                 ------------          -----------

TOTAL ASSETS                                                                     $    825,922          $   720,222
                                                                                 ============          ===========

LIABILITIES AND GROUP EQUITY CURRENT LIABILITIES:
Accounts payable                                                                 $     97,388         $     87,160
Accrued expenses and other current liabilities                                         33,206               25,775
Deferred income taxes                                                                  23,017               22,009
Allocated short-term debt                                                               5,206                9,840
Current installments of allocated long-term debt                                          826               78,608
                                                                                 ------------          -----------

Total current liabilities                                                             159,643              223,392

Allocated long-term debt, excluding current installments                              100,000                    -
Deferred revenue and other liabilities                                                 10,286                8,416
Deferred income taxes                                                                   1,841                2,935
                                                                                 ------------          -----------

TOTAL LIABILITIES                                                                     271,770              234,743

GROUP EQUITY                                                                          554,152              485,479
                                                                                 ------------          -----------

TOTAL LIABILITIES AND GROUP EQUITY                                               $    825,922          $   720,222
                                                                                 ============          ===========

See accompanying notes to Group financial statements.


                                 Page 49 of 73


                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                       Statements of Earnings (Unaudited)
                             (Amounts in thousands)

                                                                  Three Months Ended                    Six Months Ended
                                                                      August 31,                           August 31,
                                                               2002               2001               2002              2001
                                                           ------------       -----------        -----------       ------------

Net sales and operating revenues                          $   1,076,083       $   938,911      $   2,077,647       $  1,817,911

Cost of sales                                                   951,870           830,385          1,835,531          1,605,425
                                                          -------------       -----------      -------------      -------------

Gross profit                                                    124,213           108,526            242,116            212,486
                                                          -------------       -----------      -------------      -------------

Selling, general and administrative expenses
    (net of finance income of $26,708 for the
     three months ended August 31, 2002,
     $22,766 for the three months ended
     August 31, 2001, $50,785 for the six
     months ended August 31, 2002, and
     $42,276 for the six months ended
     August 31, 2001)                                            70,836            62,262            139,386            120,812

Interest expense                                                    957             2,086              1,983              4,637
                                                          -------------       -----------      -------------      -------------

Total expenses                                                   71,793            64,348            141,369            125,449
                                                          -------------       -----------      -------------      -------------

Earnings before income taxes                                     52,420            44,178            100,747             87,037

Provision for income taxes                                       20,706            16,787             39,795             33,074
                                                          -------------       -----------      -------------      -------------

Net earnings                                              $      31,714       $    27,391      $      60,952      $      53,963
                                                          =============       ===========      =============      =============

Net earnings attributed to:
    Circuit City Group Common Stock                       $      20,298       $    19,363      $      39,020      $      39,103
    CarMax Group Common Stock                                    11,416             8,028             21,932             14,860
                                                          -------------       -----------      -------------      -------------
                                                          $      31,714       $    27,391      $      60,952      $      53,963
                                                          =============       ===========      =============      =============


See accompanying notes to Group financial statements.


                                 Page 50 of 73


                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                         Six Months Ended
                                                                                            August 31,
                                                                                     2002                  2001
                                                                                 ------------          -----------
Operating Activities:
--------------------
Net earnings                                                                     $     60,952          $    53,963
Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                                       8,424                9,305
    Amortization of restricted stock awards                                                23                   56
    Loss on disposition of property and equipment                                          68                    -
    Provision for deferred income taxes                                                   (86)               3,096
    Changes in operating assets and liabilities:
       Increase in accounts receivable, net and retained
         interests in securitized receivables                                         (38,627)             (25,962)
       Decrease (increase) in inventory                                                38,238              (39,766)
       (Increase) decrease in prepaid expenses and other current assets                (1,498)                 348
       (Increase) decrease in other assets                                               (845)                 716
       Increase in accounts payable, accrued expenses and other
         current liabilities                                                           24,613               28,034
       Increase in deferred revenue and other liabilities                               1,870                  135
                                                                                 ------------          -----------
Net cash provided by operating activities                                              93,132               29,925
                                                                                 ------------          -----------

Investing Activities:
--------------------
Purchases of property and equipment                                                   (40,062)              (8,730)
Proceeds from sales of property and equipment, net                                          6               96,344
                                                                                 ------------          -----------
Net cash (used in) provided by investing activities                                   (40,056)              87,614
                                                                                 ------------          -----------


Financing Activities:
--------------------
(Decrease) increase in allocated short-term debt, net                                  (4,634)                 372
Issuance of allocated long-term debt                                                  100,000                    -
Payments on allocated long-term debt                                                  (77,782)            (102,600)
Equity issuances, net                                                                     744                  444
                                                                                 ------------          -----------
Net cash provided by (used in) financing activities                                    18,328             (101,784)
                                                                                 ------------          -----------

Increase in cash and cash equivalents                                                  71,404               15,755
Cash and cash equivalents at beginning of year                                          3,286                8,802
                                                                                 ------------          -----------
Cash and cash equivalents at end of period                                       $     74,690          $    24,557
                                                                                 ============          ===========


See accompanying notes to Group financial statements.


                                 Page 51 of 73


                    CIRCUIT CITY STORES, INC. - CARMAX GROUP
                      Notes to Group Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     At August 31, 2002, and August 31, 2001, the common stock of Circuit City Stores, Inc. consisted of two common stock series intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock was intended to reflect the performance of the Circuit City stores and related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The CarMax Group Common Stock was intended to reflect the performance of the CarMax stores and related operations. The reserved CarMax Group shares were not outstanding CarMax Group Common Stock. Therefore, net earnings attributed to the reserved CarMax Group shares were included in the net earnings and earnings per share attributed to the Circuit City Group Common Stock.

     At August 31, 2002, 65,923,200 shares of CarMax Group Common Stock were reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.0 percent of the total outstanding and reserved shares of CarMax Group Common Stock at August 31, 2002; 64.1 percent at February 28, 2002; and 64.6 percent at August 31, 2001. The terms of each series of common stock are discussed in detail in the Company's previous filings with the Securities and Exchange Commission.

     The CarMax Group financial statements included herein should be read in conjunction with the Company's consolidated financial statements, the Circuit City Group financial statements and the Company's SEC filings.

     The separation of the CarMax Group from Circuit City Stores, Inc. was effective as of October 1, 2002. See Note 13 for an additional discussion of the separation.

2.   Accounting Policies

     The financial statements of the CarMax Group conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim group financial statements have been included. The fiscal year-end balance sheet data was derived from the audited financial statements included in the Company's fiscal 2002 Annual Report on Form 10-K/A.

3.   Debt

     On May 17, 2002, CarMax entered into a $200 million credit agreement secured by vehicle inventory. The credit agreement includes a $100 million revolving loan commitment and a $100 million term loan. Principal is due in full at maturity with interest payable monthly at a LIBOR-based rate. The agreement is scheduled to terminate in May 2004. The termination date of the agreement will be automatically extended one year on May 17, 2003, and on each May 17 thereafter unless CarMax or any lender elects, prior to the next extension date, not to extend the agreement. The value of CarMax's eligible motor vehicle inventory must be at least 150 percent of the aggregate principal amount outstanding under the credit facility on any date. As of August 31, 2002, the amount outstanding under this credit agreement was $105.2 million. Under this agreement, CarMax must meet financial covenants relating to minimum current ratio, maximum total liabilities to tangible net worth ratio and minimum fixed charge coverage ratio. CarMax was in compliance with these covenants at August 31, 2002.

                                 Page 52 of 73

4.   Supplemental Financial Statement Information

     For the three- and six-month periods ended August 31, 2002 and 2001, pretax finance income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                                      Three Months Ended               Six Months Ended
                                                          August 31,                      August 31,
     (Amounts in millions)                           2002              2001           2002             2001
     ------------------------------------------------------------------------------------------------------
     Securitization income.......................  $ 25.8            $ 21.4         $ 49.1          $  39.8
     Payroll and fringe benefit expenses.........     1.7               1.3            3.4              2.6
     Other direct expenses.......................     2.0               1.5            3.7              2.9
                                                   --------------------------------------------------------
     Finance operation income....................    22.1              18.6           42.0             34.3

     Third-party financing fees..................     4.6               4.2            8.8              8.0
                                                   --------------------------------------------------------
     Total finance income........................  $ 26.7            $ 22.8         $ 50.8          $  42.3
                                                   ========================================================

     For the CarMax Group, finance operation income does not include any allocation of indirect costs or income. CarMax presents this information on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefit or costs that could be attributed to this operation.
     Examples of indirect costs not included are retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll.

5.   Securitizations

     CarMax enters into securitization transactions to finance automobile loan receivables originated by its finance operation. CarMax's finance operation sells its automobile loan receivables to a special purpose subsidiary, which, in turn, transfers those receivables to a group of third-party investors. For transfers of receivables that qualify as sales, CarMax recognizes gains or losses as a component of the finance operation's profits, which are recorded as a reduction to selling, general and administrative expenses. See Note 4. The special purpose subsidiary retains a subordinated interest in the transferred receivables. CarMax's finance operation continues to service securitized receivables for a fee. The unused capacity of this program was $361.0 million at August 31, 2002, and $211.0 million at February 28, 2002. The automobile loan securitization agreements do not provide for recourse to CarMax for credit losses on the securitized receivables. CarMax employs a risk-based pricing strategy that increases the stated annual percentage rate for accounts that have a higher predicted risk of default. Under certain of these securitization programs, CarMax must meet financial guidelines relating to maximum total liabilities to tangible net worth ratio, minimum debt to net worth, minimum tangible net worth to managed assets, minimum current ratio, minimum cash balance or borrowing capacity and minimum fixed charge coverage ratio. The securitized receivables must meet performance levels relating to portfolio yield, default rates and delinquency rates. CarMax was in compliance with these guidelines and performance levels at August 31, 2002, and February 28, 2002.

     The total principal amount of automobile loan receivables managed was $1.75 billion at August 31, 2002, and $1.55 billion at February 28, 2002. Of the total principal amounts managed, the principal amount of automobile loan receivables securitized was $1.72 billion at August 31, 2002, and $1.54 billion at February 28, 2002, and the principal amount of automobile loan receivables held for sale or investment was $25.1 million at August 31, 2002, and $13.9 million at February 28, 2002. During the second quarter of fiscal 2003, CarMax completed an asset securitization transaction totaling
     $512.6 million of automobile loan receivables. No new public securitization transactions were completed in the first half of fiscal 2002.

     The aggregate principal amount of managed automobile loans that were 31 days or more delinquent was $26.1 million at August 31, 2002, $22.3 million at February 28, 2002, and $18.8 million at August 31, 2001. The principal amount of defaults net of recoveries on automobile loan receivables managed totaled $4.1 million for the quarter ended August 31, 2002, and $2.6 million for the quarter ended August 31, 2001. The principal amount of defaults net of recoveries totaled $7.3 million for the six months ended
     August 31, 2002, and $4.5 million for the six months ended August 31, 2001.

                                 Page 53 of 73

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

     The table below summarizes certain cash flows received from and paid to the automobile loan securitization trusts.

                                                                     Three Months Ended              Six Months Ended
                                                                         August 31,                     August 31,
     (Amounts in millions)                                           2002           2001           2002            2001
     -------------------------------------------------------------------------------------------------------------------
     Proceeds from new securitizations..........................  $  266.6       $  181.0        $  487.6       $  376.0
     Proceeds from collections reinvested
       in previous automobile loan securitizations..............  $  124.1       $  126.9        $  258.6       $  218.4
     Servicing fees received....................................  $    3.9       $    3.5        $    7.8       $    6.7
     Other cash flows received on retained interests*...........  $   24.1       $   16.5        $   44.1       $   29.0

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

     The amount by which the estimated future finance income from securitized automobile loan receivables exceeds the sum of the contractually specified investor returns and servicing fees, referred to as interest-only strips, is carried at fair value and amounted to $84.2 million at August 31, 2002, and $74.3 million at February 28, 2002. These amounts are included in retained interests in securitized receivables on the consolidated balance sheets. Gains of $18.1 million on sales of automobile loan receivables were recorded for the three months ended August 31, 2002; gains of $14.7 million on sales of automobile loan receivables were recorded for the three months ended August 31, 2001. Gains of $33.7 million on sales of automobile loan receivables were recorded for the six months ended August 31, 2002; gains of $27.8 million on sales of automobile loan receivables were recorded for the six months ended August 31, 2001.

     At August 31, 2002, the fair value of retained interests was $131.1 million, with a weighted-average life of 1.6 years. At February 28, 2002, the fair value of retained interests was $120.7 million, with a weighted-average life of 1.6 years. The following table shows the key economic assumptions used in measuring the fair value of retained interests at August 31, 2002, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at August 31, 2002, are not materially different from assumptions used to measure the fair value of retained interests at the time of securitization. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                 Page 54 of 73


                                                             Impact on Fair       Impact on Fair
                                          Assumptions         Value of 10%         Value of 20%
     (Dollar amounts in millions)            Used            Adverse Change       Adverse Change
     ------------------------------------------------------------------------------------------
     Prepayment rate...................    1.5%-1.6%              $ 4.4               $  8.8
     Annual default rate...............    1.0%-1.2%              $ 2.3               $  4.5
     Annual discount rate..............        12.0%              $ 1.6               $  3.1

6.   Financial Derivatives

     On behalf of CarMax,  the Company enters into amortizing  swaps relating to
     automobile  loan  receivable   securitizations  to  convert   variable-rate
     financing costs to fixed-rate  obligations to better match funding costs to the  receivables  being  securitized.  During the second  quarter of fiscal
     2003,  the Company  entered into three  40-month  amortizing  interest rate swaps  with  an  initial  notional  amount  totaling  approximately  $226.0 million.  The current  amortized  notional amount of all outstanding  swaps related to the automobile loan receivable securitizations was approximately
     $388.4 million at August 31, 2002, and $413.3 million at February 28, 2002.
     At August 31, 2002, the fair value of swaps totaled a net liability of $4.6 million and were included in accounts  payable.  At February 28, 2002,  the fair value of swaps  totaled a net  liability of $841,000 and were included in accounts payable.

     The market and credit risks associated with interest rate swaps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates. The
     Company does not anticipate significant market risk from swaps as they are used on a monthly basis to match funding costs to the use of the funding.
     Credit risk is the exposure to nonperformance of another party to an agreement. The Company mitigates credit risk by dealing with highly rated bank counterparties.

7.   Recent Accounting Pronouncements

     In June 2001, the Financial  Accounting Standards Board issued Statement of
     Financial  Accounting  Standards No. 142,  "Goodwill  and Other  Intangible
     Assets,"  effective  for fiscal years  beginning  after  December 15, 2001.
     Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the pronouncement. Other intangible assets that are identified to have finite useful lives continue to be amortized in a manner that reflects the estimated decline in the economic value of the intangible asset and are subject to review when events or circumstances which indicate impairment arise. CarMax has performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets, as outlined in the pronouncement. Based on the results of tests performed, as well as ongoing periodic assessments of goodwill, CarMax did not recognize any impairment losses. Application of the nonamortization provisions of SFAS No. 142 in the first half of fiscal
     2003 did not have a material impact on the financial position, results of operations or cash flows of the CarMax Group.

     In  August  2001,  the FASB  issued  SFAS No.  143,  "Accounting  For Asset
     Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.
     This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. CarMax has not yet determined the impact, if any, of adopting this standard.

     In June  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
     Associated  with Exit or Disposal  Activities."  This  statement  addresses financial  accounting  and  reporting  for  costs  associated  with exit or disposal  activities  and  nullifies  Emerging  Issues Task Force No. 94-3,
     "Liability  Recognition for Certain Employee Termination Benefits and Other
     Costs  to  Exit  an  Activity   (including  Certain  Costs  Incurred  in  a
     Restructuring)."  It applies to costs associated with an exit activity that does not involve an entity  newly  acquired in a business  combination  and costs  associated  with a  disposal  activity  covered  by  SFAS  No.

                                 Page 55 of 73

     144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. CarMax has not yet determined the impact, if any, of adopting this standard.

8.   Reclassifications

     Certain prior year amounts have been reclassified to conform to the current presentation. For the three- and six-month periods ended August 31, 2001, wholesale sales have been reclassified and reported in net sales and operating revenues. In previous periods, wholesale sales were recorded as a reduction to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $90.0 million for the quarter ended August 31, 2001, and by $174.6 million for the six months ended
     August 31, 2001. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales and cost of sales by $2.5 million for the quarter ended August 31, 2001, and by $4.8 million for the six months ended August 31, 2001. These reclassifications had no impact on the CarMax Group's net earnings.

9.   Subsequent Event

     On September 10, 2002, the Company's shareholders approved the separation of the CarMax Group from Circuit City Stores, Inc. and the Company's board of directors authorized the redemption of the Company's CarMax Group Common
     Stock and the distribution of CarMax, Inc. common stock to effect the separation. The separation was effective October 1, 2002. Each outstanding share of CarMax Group Common Stock was redeemed in exchange for one share of new CarMax, Inc. common stock. In addition, each holder of Circuit City
     Group Common Stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group Common
     Stock owned as of September 16, 2002, the record date for the distribution.
     Following the  separation,  the Circuit City Group Common Stock was renamed
     Circuit City common stock, representing an ownership interest only in the Circuit City business, and CarMax, Inc. became an independent, separately traded public company. Effective with the separation, Circuit City will report CarMax as a discontinued operation.



                                     ITEM 2.

                CARMAX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In this discussion,  "we," "our" and "Circuit City Stores" refer to Circuit City
Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. "Circuit City business" and "Circuit City" refer to the retail operations bearing the Circuit City name and to all related operations such as product service and Circuit City's finance operation. "Circuit City Group" refers to the Circuit City business and the reserved CarMax Group shares.
"CarMax business," "CarMax" and "CarMax Group" refer to retail locations bearing the CarMax name and to all related operations such as CarMax's finance operation. All references to "quarter" and "year" refer to our fiscal year periods rather than calendar year periods unless stated otherwise.

On September 10, 2002, the Company's shareholders approved the separation of the CarMax Group from Circuit City Stores, Inc. and the Company's board of directors authorized the redemption of the Company's CarMax Group Common Stock and the distribution of CarMax, Inc. common stock to effect the separation. The separation was effective October 1, 2002. Each outstanding share of CarMax Group
Common Stock was redeemed in exchange for one share of new CarMax, Inc. common stock. In addition, each holder of Circuit City Group Common Stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock owned as of September 16, 2002, the record date


                                 Page 56 of 73

for the  distribution.  Following the separation,  the Circuit City Group Common
Stock was renamed Circuit City common stock, representing an ownership interest only in the Circuit City business, and CarMax, Inc. became an independent, separately traded public company. Effective with the separation, Circuit City will report CarMax as a discontinued operation.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical  accounting policies included in the Circuit City
Stores, Inc. 2002 Annual Report to Shareholders. These policies relate to the calculation of the value of retained interests in securitization transactions.

RESULTS OF OPERATIONS

Effective in the first quarter of fiscal 2003, CarMax classifies revenue from the sale of wholesale vehicles in net sales and operating revenues. Previously, CarMax wholesale vehicle sales were recorded as reductions to cost of sales. The reclassification of wholesale sales to sales increased sales and cost of sales by $90.0 million for the quarter ended August 31, 2001, and $174.6 million for the six months ended August 31, 2001. An additional reclassification between sales and cost of sales made to conform to the current presentation decreased sales and cost of sales by $2.5 million for the quarter ended August 31, 2001, and $4.8 for the six months ended August 31, 2001. These reclassifications had no impact on the CarMax Group's net earnings.

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

Net Sales and Operating Revenues

Total sales for the CarMax Group for the second quarter of fiscal 2003 increased
15 percent to $1.08 billion from $938.9  million in last year's second  quarter.
For the six months ended August 31, 2002, total sales increased 14 percent to $2.08 billion from $1.82 billion in last year's first half.

Retail Vehicle Sales. Retail vehicle sales increased 15 percent to $936.7 million in the second quarter of fiscal 2003 from $813.1 million in the second quarter of fiscal 2002. In the second quarter of fiscal 2003, used vehicle sales increased 18 percent to $784.8 million from $662.4 million for the same period last year, and new vehicle sales increased 1 percent to $151.9 million from $150.7 million for the same period last year. For the six months ended August
31, 2002, retail vehicle sales increased 15 percent to $1.81 billion from $1.57 billion in the prior year. For the six months ended August 31, 2002, used vehicle sales increased 19 percent to $1.52 billion from $1.28 billion last year, and new vehicle sales decreased 4 percent to $284.2 million from $296.4 million in the same period last year.

                                 Page 57 of 73

A CarMax store is included in comparable store retail sales after the store has been open for a full year. Comparable store retail vehicle dollar and unit sales for the second quarter and the first six months of fiscal years 2003 and 2002 were as follows:


   ====================================== ============================== =============================
             Comparable Store                  Three Months Ended              Six Months Ended
              Retail Vehicle                       August 31,                     August 31,
                                          ------------------------------ -----------------------------
               Sales Change                   2002            2001            2002           2001
   -------------------------------------- -------------- --------------- -------------- --------------
   Vehicle units:
   -------------------------------------- -------------- --------------- -------------- --------------
        Used vehicles                          12%             22%             12%            21%
   -------------------------------------- -------------- --------------- -------------- --------------
        New vehicles                            5%             12%              1%            15%
   -------------------------------------- -------------- --------------- -------------- --------------
   Total                                       11%             21%             10%            20%
   -------------------------------------- -------------- --------------- -------------- --------------
   -------------------------------------- -------------- --------------- -------------- --------------
   Vehicle dollars:
   -------------------------------------- -------------- --------------- -------------- --------------
        Used vehicles                          12%             30%             13%            29%
   -------------------------------------- -------------- --------------- -------------- --------------
        New vehicles                            8%             14%              2%            18%
   -------------------------------------- -------------- --------------- -------------- --------------
   Total                                       11%             27%             11%            27%
   ====================================== ============== =============== ============== ==============


For the second quarter of fiscal 2003, the overall increase in retail sales is attributed to the 12 percent growth in comparable store used-unit sales, the three CarMax stores opened since the first quarter of fiscal 2002 and the slight increase in the average retail selling price for used vehicles. For the three-month period ended August 31, 2002, the comparable store new-unit sales were in line with the new-car industry's performance as the industry benefited from the re-introduction of zero-percent financing incentives in July. This second-quarter performance more than offset the weakness in new-car sales experienced in the first quarter, which also was in line with the industry, delivering comparable store new-unit growth of 1 percent for the six-month period ended August 31, 2002.


   ================================== ================================ ================================
            Average Retail                  Three Months Ended                Six Months Ended
            Selling Prices                      August 31,                       August 31,
                                      -------------------------------- --------------------------------
                                           2002             2001            2002            2001
   ---------------------------------- --------------- ---------------- --------------- ----------------
   Used vehicles                         $15,400          $15,300         $15,400          $15,200
   ---------------------------------- --------------- ---------------- --------------- ----------------
   New vehicles                          $23,400          $22,800         $23,200          $23,000
   ---------------------------------- --------------- ---------------- --------------- ----------------
   Blended average                       $16,300          $16,300         $16,300          $16,200
   ================================== =============== ================ =============== ================


   ================================== ================================ ===============================
            Retail Vehicle                  Three Months Ended                Six Months Ended
               Sales Mix                        August 31,                       August 31,
                                      -------------------------------- -------------------------------
                                           2002            2001             2002            2001
   ---------------------------------- --------------- ---------------- --------------- ---------------
   Vehicle units:
   ---------------------------------- --------------- ---------------- --------------- ---------------
        Used vehicles                       89%             87%              89%             87%
   ---------------------------------- --------------- ---------------- --------------- ---------------
        New vehicles                        11              13               11              13
   ---------------------------------- --------------- ---------------- --------------- ---------------
   Total                                   100%            100%             100%            100%
   ---------------------------------- --------------- ---------------- --------------- ---------------
   ---------------------------------- --------------- ---------------- --------------- ---------------
   Vehicle dollars:
   ---------------------------------- --------------- ---------------- --------------- ---------------
        Used vehicles                       84%             81%              84%             81%
   ---------------------------------- --------------- ---------------- --------------- ---------------
        New vehicles                        16              19               16              19
   ---------------------------------- --------------- ---------------- --------------- ---------------
   Total                                   100%            100%             100%            100%
   ================================== =============== ================ =============== ===============

                                 Page 58 of 73

Wholesale Vehicle Sales. CarMax's operating strategy is to build customer confidence and satisfaction by offering only high-quality vehicles; therefore, fewer than half of the vehicles acquired through the appraisal process meet the CarMax retail standard. Those vehicles that do not meet CarMax's standards are sold at its own on-site wholesale auctions. Wholesale vehicle sales totaled $97.7 million in the second quarter of fiscal 2003, compared with $90.0 million in the same period last year. For the six months ended August 31, 2002, wholesale vehicle sales totaled $190.1 million, compared with $174.6 million in the same period last year. These increases were consistent with increased traffic at CarMax stores, the impact of which was partially offset by lower average wholesale sale prices.

Other Sales and Revenues. Other sales and revenues include extended warranty revenues, service department sales and processing fees collected from consumers for the purchase of their vehicles at a CarMax retail location and totaled $41.7 million in the second quarter of fiscal 2003, compared with $35.8 million in the same period last year. For the six months ended August 31, 2002, other sales and revenues totaled $80.7 million, compared with $69.3 million in the same period last year.

CarMax sells extended warranties on behalf of unrelated third parties who are the primary obligors. Under these third-party warranty programs, CarMax has no contractual liability to the customer. Extended warranty revenue was $18.1 million in the second quarter of fiscal 2003 and $14.4 million in the second quarter of fiscal 2002. For the six months ended August 31, 2002, extended warranty revenue was $34.8 million, compared with $27.9 in the same period last year. These increases in warranty revenue reflect improved penetration, a result in part of continuing enhancement of CarMax's extended warranty offer, and strong sales growth for used cars, which achieve a higher extended warranty penetration rate than new cars.

Service sales were $15.9 million in the second quarter of fiscal 2003, compared with $14.7 million in the same period last year. For the six months ended August 31, 2002, service sales were $31.4 million compared with $28.6 million in the same period last year. These increases in service sales reflect the overall increase in CarMax's customer base.

Processing fees were $7.7 million in the second quarter of fiscal 2003, compared with $6.7 million in the same period last year. For the six months ended August 31, 2002, processing fees were $14.5 million, compared with $12.8 million in the same period last year. Consumers are assessed a processing fee when selling a vehicle to a CarMax retail location after the appraisal process. These increases in processing fee revenue resulted from increased traffic and increased consumer response to CarMax's vehicle purchase program.

Retail Stores. In September 2002, CarMax opened a satellite superstore in Charlotte, N.C. During the second half of the year, CarMax also plans to enter the Knoxville, Tenn., market and add satellite superstores in the Chicago, Ill., and Atlanta, Ga., markets. CarMax also has announced that it plans to enter the Las Vegas, Nev., market in early March 2003, shortly after the end of fiscal 2003.

The following table provides detail on the CarMax retail stores:

       ===================================== ==================== =================== ================== ====================
                                                                                           Estimate
                    Store Mix                   Aug. 31, 2002        Aug. 31, 2001       Feb. 28, 2003      Feb. 28, 2002
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Mega superstores                               13                   13                  13                 13
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Standard superstores                           18                   16                  19                 17
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Prototype satellite stores                      5                    4                   8                  5
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Co-located new-car stores                       2                    2                   2                  2
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Stand-alone new-car stores                      2                    5                   2                  3
       ------------------------------------- -------------------- ------------------- ------------------ --------------------
       Total                                          40                   40                  44                 40
       ===================================== ==================== =================== ================== ====================

                                 Page 59 of 73

Cost of Sales

The total gross profit margin for the CarMax Group was 11.5 percent of sales in the second quarter of fiscal 2003 and 11.6 percent for the second quarter of fiscal 2002. For the six months ended August 31, 2002 and 2001, the total gross profit margin was 11.7 percent of sales.

Retail Vehicle Gross Profit  Margin.  The retail vehicle gross profit margin was
9.8 percent of sales in the second quarter of fiscal 2003 versus 9.9 percent for the same period last year. For the six months ended August 31, 2002, the retail gross profit margin was 9.8 percent compared with 10.0 percent for the same period last year. In the second quarter, CarMax experienced a slight shortfall in its average gross-margin-dollars-per-unit target after taking selective markdowns in response to the July resumption of broad-based, zero-percent financing incentives on new cars. The slight shortfall was partially offset by the higher mix of used- to new-unit sales. Used vehicles carry a higher margin than new vehicles. The result was a retail vehicle gross profit margin that slightly declined in relation to the first six months of last fiscal year.

Wholesale Vehicle Gross Profit Margin. The wholesale vehicle gross profit margin was 4.4 percent of sales in the second quarter of fiscal 2003, compared with 4.6 percent for the same period last year. The slight decline in the wholesale gross profit margin during the second quarter of fiscal 2003, compared with the second quarter of fiscal 2002 is due to pricing adjustments in the wholesale marketplace. For the six months ended August 31, 2002, the wholesale vehicle gross profit margin was 5.5 percent, compared with 5.1 percent for the same period last year. Both the average wholesale cost and average wholesale sales price declined compared with the first six months of fiscal 2002; however, the decrease in the average wholesale sales price was less than the decrease in the average wholesale cost.

Other Gross Profit Margin. The gross profit margin for other sales and revenues was 68.0 percent of sales in the second quarter of fiscal 2003, compared with
66.6 percent for the same period last year. For the six months ended August 31, 2002 and 2001, the gross profit margin for other sales and revenues was 67.3 percent.

Selling, General and Administrative Expenses

The selling,  general and administrative  expense ratio for the CarMax Group was
6.6 percent of sales in the second quarter of both fiscal 2003 and 2002. For the six months ended August 31, 2002, the ratio was 6.7 percent of sales, compared with 6.6 percent in the same period last year. The expense ratio in this year's first six months includes a higher level of expenses associated with geographic expansion, compared with last year's first six months, and $3.1 million of one-time separation costs, offset by continued above-expectation income from the finance operation. Interest income is recorded as a reduction to selling, general and administrative expenses.

Finance Income. For the second quarter and first six months of fiscal 2003 and 2002, pretax finance income, which is recorded as a reduction to selling, general and administrative expenses, was as follows:

                                                     Three Months Ended               Six Months Ended
                                                         August 31,                      August 31,
     (Amounts in millions)                          2002              2001           2002             2001
     -----------------------------------------------------------------------------------------------------
     Securitization income......................   $25.8             $21.4          $49.1            $39.8
     Payroll and fringe benefit expenses........     1.7               1.3            3.4              2.6
     Other direct expenses......................     2.0               1.5            3.7              2.9
                                                  --------------------------------------------------------
     Finance operation income...................    22.1              18.6           42.0             34.3

     Third-party financing fees.................     4.6               4.2            8.8              8.0
                                                  --------------------------------------------------------
     Total finance income.......................  $ 26.7             $22.8          $50.8            $42.3
                                                  ========================================================

                                 Page 60 of 73

Receivables generated by the CarMax finance operation are sold through securitization transactions. CarMax continues to service these receivables in exchange for a contractually specified servicing fee. For the quarter ended August 31, 2002, serviced receivables averaged $1.65 billion compared with $1.37 billion for the quarter ended August 31, 2001. For the six months ended August 31, 2002, serviced receivables averaged $1.60 billion, compared with $1.32 billion for the same period last year. The principal amount of defaults net of recoveries on managed receivables totaled $4.1 million for the quarter ended August 31, 2002, and $2.6 million for the quarter ended August 31, 2001. The principal amount of defaults net of recoveries totaled $7.3 million for the six months ended August 31, 2002, and $4.5 million for the six months ended August 31, 2001. Despite the weak economic environment, the managed receivables continue to perform in-line with our initial gain assumptions.

For the CarMax Group, securitization income includes the gain on sale of receivables and other income related to servicing these receivables. CarMax recorded gains on the sales of receivables totaling $18.1 million for the quarter ended August 31, 2002, compared with gains of $14.7 million for the period ended August 31, 2001. For the six months ended August 31, 2002, gains on the sales of receivables totaled $33.7 million, compared with $27.8 million for the same period last year. The increased gains on sale of receivables resulted from an increase in loan origination volume driven by increased sales. In addition, the cost of funds for the CarMax finance operation declined in the second quarter of this fiscal year compared with the first quarter of this year and the same period last year. This decline was partially offset by the decline in the interest rates for auto loans to consumers. In recording these gains, management estimates key assumptions such as finance charge income, default rates, payment rates and discount rates appropriate for the type of asset and risk. If these assumptions were to change, or the actual results were to differ from the projected results, securitization income would be affected.

For the CarMax Group, finance operation income does not include any allocation of indirect costs or income. Examples of indirect costs not included are retail store expenses and corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll. Payroll, fringe benefit expenses and other direct expenses increased proportionately to the average managed receivable balance. Other direct expenses include collection expenses, rent and facility expenses and loan processing costs.

Fees received from arranging customer automobile financing through third parties were $0.4 million higher in the second quarter of fiscal 2003 than the same period last year. For the six months ended August 31, 2002, fees were $0.8 million higher than the same period last year. The increase in customer fees was a result of the total increase in retail vehicle sales.

Interest Expense

Interest expense declined to $1.0 million for the second quarter of fiscal 2003 from $2.1 million in the same period last year. For the six months ended August 31, 2002, interest expense was $2.0 million, compared with $4.6 million in the same period last year. The decline in interest expense is a result of lower average debt levels.

Income Taxes

The effective income tax rate increased to 39.5 percent for the second quarter of fiscal 2003 from 38.0 percent for the second quarter of fiscal 2002. For the six months ended August 31, 2002, the effective income tax rate was 39.5 percent, compared with 38.0 percent for the same period last year. The increase in the fiscal 2003 effective tax rate reflects CarMax's non-tax deductible separation costs of $1.3 million in the second quarter and $3.1 million in the first half of the year.

Net Earnings

The CarMax Group's second quarter fiscal 2003 net earnings increased 16 percent to $31.7 million from $27.4 million in the second quarter of fiscal 2002. Second quarter fiscal 2003 earnings include $1.3 million of one-time, non-tax-deductible costs associated with the separation of CarMax from Circuit City Stores. Excluding the one-time separation costs, net earnings were 20 percent higher in the second quarter of fiscal 2003 than the same period last year. For the six months ended August 31, 2002, net earnings increased 13 percent to $61.0 million from $54.0 million. Earnings for the six months ended August 31, 2002, include $3.1 million of one-time, non-tax-deductible costs associated with the separation. Excluding the one-time separation costs, net earnings increased 19 percent to $64.1 million in the first six months of fiscal 2003 compared with $54.0 million in the same period last year.

In the second quarter of fiscal 2003, net earnings attributed to the CarMax Group Common Stock were $11.4 million compared with $8.0 million in the second quarter of last fiscal year. For the six months ended August 31, 2002, net earnings attributed to the CarMax Group Common Stock were $21.9 million compared with $14.9 million in the same period last year. The remainder of the CarMax Group's net earnings was attributed to the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to the holders of Circuit City Group Common Stock.

Operations Outlook

For more than two years, CarMax has demonstrated that its consumer offer and business model can produce strong sales and earnings growth. At the beginning of fiscal 2002, CarMax announced that it would resume geographic growth, opening two superstores in fiscal 2002, four to six superstores in fiscal 2003 and six to eight stores in each of fiscal years 2004, 2005 and 2006. This expansion is proceeding as planned with three more used-car superstores scheduled to open during the second half of the fiscal year, bringing the total number of stores opened in fiscal 2003 to five.

Comparable store used-unit sales growth is a primary driver of CarMax's profitability. Given CarMax's performance in the first half of the fiscal year, it now expects second half used-unit comparable store growth in the mid- to high-single digit range.

Fiscal 2003 is a year of transition for CarMax as it ramps up its growth pace and assumes additional expenses related to the separation from Circuit City. The expense leverage that CarMax would expect from the used-unit comparable store growth during this fiscal year will be partially offset by increased expenses in the second half of fiscal 2003 resulting from diseconomies of scale and incremental expenses due to the separation from Circuit City and growth related costs. Increases in benefit plans, insurance and management are examples of cost increases resulting from the separation. Growth related costs include the development of a management bench for store expansion for the next two fiscal years store openings and pre-opening expenses for stores opening over the second half of the fiscal year and the first quarter of next year. In addition, other growth related costs such as training, recruiting and employee relocation for new stores also moderate the expense leverage that CarMax would expect from used unit comparable store growth this year.

For fiscal 2003, CarMax initially had anticipated that interest rates would rise above the low levels experienced in fiscal 2002 resulting in reduced yield spreads from the CarMax finance operation throughout fiscal 2003. If the current favorable interest rate environment continues, CarMax may not experience the reduction in yield spreads originally anticipated.


RECENT ACCOUNTING PRONOUNCEMENTS

Refer to the "Circuit City Stores, Inc. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a review of recent accounting pronouncements.

FINANCIAL CONDITION

Liquidity and Capital Resources

Operating Activities. For the first six months of fiscal 2003, CarMax generated cash from operating activities of $93.1 million. In the same period last year, CarMax generated cash from operating activities of $29.9 million. The improvement was primarily the result of CarMax's ability to better manage its inventory levels to meet sales demands.

Investing Activities. Net cash used in investing activities was $40.1 million in the six months ended August 31, 2002. In the first six months of last fiscal year, CarMax generated $87.6 million from investing activities. CarMax capital expenditures increased to $40.1 million in the first six months of fiscal 2003, compared with $8.7 million in the first six months of fiscal 2002. The increase in CarMax capital expenditures resulted from the resumption of geographic growth, with three superstores opening since August 2001, and the planned openings of four superstores in the second half of fiscal 2003.

Proceeds from the sale of property and equipment declined to $6,000 in the first half of fiscal 2003, compared with $96.3 million in the first half of last year. Proceeds from sales of property and equipment in the first half of last year included amounts received from a sale-leaseback transaction covering nine CarMax superstore properties.

Financing Activities. Net cash provided by financing activities was $18.3 million in the first six months of fiscal 2003, compared with net cash used of $101.8 million in the first six months of last fiscal year. In the first quarter of fiscal 2003, CarMax entered into a $200 million credit agreement with DaimlerChrysler Services North America, LLC and Toyota Financial Services. This agreement, which is secured by vehicle inventory, includes a $100 million revolving loan commitment and a $100 million term loan. The terms for both commitments are LIBOR-based and have initial two-year terms. As of August 31, 2002, the amounts outstanding under this credit agreement were $5.2 million for the revolver and $100 million for the term loan. In September 2002, CarMax used a portion of the proceeds from the agreement for the repayment of allocated debt, the payment of a one-time special dividend to Circuit City Stores of $28.4 million, the payment of transaction expenses incurred in connection with the separation and general corporate purposes.

The CarMax credit agreement contains covenants that, in the event of default, could trigger the acceleration of principal and interest payments and, in some events, the termination of the credit agreement, unless a waiver of such requirements is agreed to by the lenders. These covenants are similar to those found in comparable loan agreements and include: minimum current ratio, maximum total liabilities to tangible net worth ratio and minimum fixed charge coverage ratio; and covenants restricting additional debt or liens; payment of dividends; mergers or consolidations with, or the acquisition of all or substantially all of the assets of, another person; and making loans or other investments in excess of certain minimums. The events of default under the credit agreement include customary provisions such as failure to pay principal or interest when due and cross-default to other loan agreements, as well as a cross-default with other material agreements of CarMax where the default under such other agreement would have a material adverse effect on CarMax and a change in control of CarMax.

An $8.5 million secured promissory due in August 2002 was repaid using existing working capital. Additionally, the Company paid a $100 million outstanding term loan that was due in July 2002.

At August 31, 2002, the Company allocated cash and cash equivalents of $74.7 million and debt of $106.0 million to the CarMax Group. Circuit City Stores did not renew a $150 million unsecured revolving credit facility that expired on August 31, 2002. The Company maintains $210 million in committed seasonal lines of credit that are renewed annually with various banks. Under these facilities, Circuit City must meet financial guidelines relating to minimum tangible net worth, debt to net worth and the current ratio. At August 31, 2002, no balance was outstanding under these facilities.

At August 31, 2002, the aggregate principal amount of securitized automobile loan receivables totaled $1.72 billion. During the second quarter of fiscal 2003, CarMax completed an asset securitization transaction totaling $512.6 million of automobile loan receivables. At August 31, 2002, the unused capacity of the automobile loan variable funding program was $361.0 million. At August 31, 2002, there were no provisions providing recourse to the Company for credit losses on the securitized automobile loan receivables. CarMax anticipates that it will be able to expand or enter into new securitization arrangements to meet the future needs of the automobile loan finance operation.

In September 2002, CarMax entered into a sale-leaseback transaction involving three properties valued at approximately $37.6 million. The transaction was entered into at competitive rates and structured with an initial lease term of 15 years with two 10-year renewal options. CarMax expects that proceeds from the credit agreement secured by vehicle inventory, credit facilities if needed, sale-leaseback transactions and cash generated by operations will be sufficient to fund capital expenditures and working capital of the CarMax business for the foreseeable future.


                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties, including, but not limited to, risks associated with the separation of the CarMax business from Circuit City Stores, Inc. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's SEC filings, including the Company's Annual Report on Form 10-K/A for the year ended February 28, 2002, and the Company's proxy statement included in the registration statement on Form S-4 filed by CarMax, Inc. (File No. 333-85240) related to the separation.

                                     ITEM 3.

                    CARMAX GROUP QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


Receivables Risk

CarMax manages the market risk associated with the automobile installment loan portfolio of its finance operation. A portion of this portfolio has been securitized in transactions accounted for as sales in accordance with SFAS No. 140 and, therefore, is not presented on the Group balance sheets.

Automobile Installment Loan Receivables. At August 31, 2002, and February 28, 2002, all loans in the portfolio of automobile loan receivables were fixed-rate installment loans. Financing for these automobile loan receivables is achieved through asset securitization programs that, in turn, issue both fixed- and floating-rate securities. Interest rate exposure relating to floating rate securitizations is managed through the use of interest rate swaps. Receivables held for investment or sale are financed with working capital.

The total principal amount of receivables securitized or held for investment or sale as of August 31, 2002, and February 28, 2002, was as follows:


(Amounts in millions)                       August 31      February 28
----------------------------------------------------------------------

Fixed-rate securitizations..............   $  1,333            $1,122
Floating-rate securitizations
   synthetically altered to fixed.......        388               413
Floating-rate securitizations...........          1                 1
Held for investment (1).................         11                12
Held for sale (1).......................         14                 2
                                           ---------------------------

Total...................................   $  1,747            $1,550
                                           ===========================

(1) Held by a bankruptcy-remote special purpose subsidiary.

Interest Rate Exposure. Interest rate exposure relating to the securitized automobile loan receivables represents a market risk exposure that we manage with matched funding and interest rate swaps matched to projected payoffs. CarMax does not anticipate market risk from swaps because they are used on a monthly basis to match funding costs to the use of the funding. Market risk is the exposure created by potential fluctuations in interest rates. Generally, changes only in interest rates do not have a material impact on CarMax's results of operations.

Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 6 to the CarMax Group financial statements for a description of these items.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          As previously reported in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 2002, and the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002, Kevin Smith, Douglass Nichols and Patricia Beaupre, each individually and on behalf of all others similarly situated, filed complaints alleging federal securities law violations against the Company and W. Alan McCollough in the United States District Court for the Eastern District of Virginia. In July 2002, the District Court consolidated the three suits into the Kevin Smith case. In September 2002, a consolidated amended class action complaint was filed. The consolidated amended complaint adds Company executive officers Michael
          T. Chalifoux and Philip J. Dunn as defendants. It seeks certification of a class that would include all purchasers of the Company's common stock between June 15, 2001, and June 17, 2002, and alleges that, during the specified time period, the defendants violated the federal securities laws by misrepresenting or omitting material facts about the Company's business and operations in various press releases and SEC filings. The Company believes that the allegations in the consolidated amended complaint are without merit and that the Company has substantial defenses to the claims alleged. The Company intends to defend this action vigorously.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) A special meeting of the Company's shareholders was held on September 10, 2002.

          (b) At the special meeting the shareholders voted in favor of the CarMax group separation proposal and certain related amendments to the Company's articles of incorporation. The amendments to the articles required the approval of a majority of the outstanding shares of Circuit City Group Common Stock and CarMax Group Common Stock, each voting as a separate voting group, and the approval of a majority of all of the outstanding shares of both groups, voting as a single voting group. The amendments were approved by the following votes:

               Circuit City Group Common Stock:

======================================================================

 CarMax Group Separation
         Proposal                 For          Against      Abstain

                           ===========================================
                              151,135,156      789,256      931,790
======================================================================

               CarMax Group Common Stock:

======================================================================

 CarMax Group Separation
         Proposal                 For          Against      Abstain

                           ===========================================
                               23,134,463      62,590        59,187
======================================================================

               Circuit City Group Common Stock holders and CarMax Group Common Stock holders voting as a single voting group (each Circuit City Group share had one vote; each CarMax Group share had 1.131 votes):

====================================================================

 CarMax Group Separation
         Proposal                 For          Against     Abstain

                           =========================================
                              177,300,234      860,045     998,730
====================================================================


          (c) At the special meeting the shareholders voted in favor of a proposal to make certain further amendments to the Company's articles of incorporation to eliminate language concerning the group stocks and redesignate each share of Circuit City Group Common Stock as one share of Circuit City common stock. The amendments to the articles required the approval of a majority of the outstanding shares of Circuit City Group Common Stock and CarMax Group Common Stock, each voting as a separate voting group, and the approval of a majority of all of the outstanding shares of both groups, voting as a single voting group. The amendments were approved by the following votes:

               Circuit City Group Common Stock:

========================================================================

    Clean-Up Amendment
         Proposal                 For           Against       Abstain

                           =============================================
                               150,655,226      1,114,724     1,086,252
========================================================================

               CarMax Group Common Stock:

========================================================================

    Clean-Up Amendment
         Proposal                 For           Against       Abstain

                           =============================================
                               22,669,076       100,407       486,757
========================================================================


               Circuit City Group Common Stock holders and CarMax Group Common Stock holders voting as a single voting group (each Circuit City Group share had one vote; each CarMax Group share had 1.131 votes):

========================================================================

    Clean-Up Amendment
         Proposal                 For           Against       Abstain

                           =============================================
                              176,293,951      1,228,284     1,636,774
========================================================================

          (d) At the special meeting the shareholders voted in favor of the proposal to approve the CarMax, Inc. Annual Performance-Based Bonus Plan. The proposal was approved by the following votes:

=========================================================================
   CarMax, Inc. Annual
 Performance-Based Bonus
      Plan Proposal               For           Against        Abstain
                           ==============================================
                              171,083,490      6,148,065      1,927,454
=========================================================================


          (e) At the special meeting the shareholders voted in favor of the proposal to approve the CarMax, Inc. 2002 Stock Incentive Plan. The proposal was approved by the following votes:

===========================================================================
 CarMax, Inc. 2002 Stock
 Incentive Plan Proposal          For            Against        Abstain
                           ================================================
                               149,605,109      27,641,732      1,912,168
===========================================================================


          (f) At the special meeting the shareholders voted in favor of the proposal to approve the CarMax, Inc. 2002 Non-employee Directors Stock Incentive Plan. The proposal was approved by the following votes:

=========================================================================
    CarMax, Inc. 2002
  Non-employee Directors
   Stock Incentive Plan           For           Against       Abstain
         Proposal
                           ==============================================
                               146,556,029     29,574,062     3,028,918
=========================================================================


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (2)     Plan   of   Acquisition,   Reorganization,   Arrangement,
                       Liquidation or Succession

                       (a) Separation Agreement dated as of May 21, 2002, between Circuit City Stores, Inc. and CarMax, Inc. filed as Exhibit 2.1 to the Form S-4 Registration Statement of CarMax, Inc. (Registration No. 333-85240) is expressly incorporated herein by this reference.

               (3)(i)  Articles of Incorporation
                       (a) Amended and Restated Articles of Incorporation of Circuit City Stores, Inc., effective February 3, 1997, filed as Exhibit 3 (i)(a) to the Company's Current Report on Form 8-K filed on October 2, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

                       (b) Articles of Amendment to the Amended and Restated Articles of Incorporation, effective April 28, 1998, filed as Exhibit 3(i)(b) to the Company's Current

                            Report on Form 8-K filed on October 2, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.



                       (c) Articles of Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 1999, filed as Exhibit 3(i)(c) to the Company's Current Report on Form 8-K filed on October 2, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

                       (d) Articles of Amendment to the Amended and Restated Articles of Incorporation, effective October 1, 2002, filed as Exhibit 3(i)(d) to the Company's Current Report on Form 8-K filed October 2, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.


               (3)(ii) Bylaws
                       (a) Bylaws of Circuit City Stores, Inc., as amended and restated June 18, 2002, filed as Exhibit 3(ii)(a) to the Company's Quarterly Report of Form 10-Q for the quarter ended May 31, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

               (4)     Instruments Defining the Rights of Security Holders

                       Third Amended and Restated Rights Agreement dated as of October 1, 2002 between Registrant and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/A filed on October 2, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

              (99) (i) Certification of the Chief Executive  Officer Pursuant to
                       18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (99)(ii) Certification of the Chief Financial  Officer Pursuant to
                       18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

              The Company filed a Form 8-K on August 5, 2002, revising second quarter used-unit comparable store sales growth expectations for the CarMax Group.

              The Company also filed a Form 8-K on September 10, 2002, announcing that the Company's shareholders approved the separation of the CarMax Group from the Company and that the Company's board of directors authorized the redemption of the Company's CarMax Group stock and the distribution of CarMax, Inc. common stock to effect the separation.

              The Company also filed a Form 8-K on October 2, 2002, announcing the completion of the separation of the CarMax Group from the Company.

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




October 15, 2002

I, W. Alan McCollough, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Circuit City Stores, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 14, 2002
                                                /s/ W. Alan McCollough
                                                -------------------------
                                                W. Alan McCollough
                                                Chairman, President and
                                                Chief Executive Officer

I, Michael T. Chalifoux, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Circuit City Stores, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 14, 2002
                                                /s/ Michael T. Chalifoux
                                                ---------------------------
                                                Michael T. Chalifoux
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Corporate Secretary

                                  EXHIBIT INDEX


               (2)     Plan   of   Acquisition,   Reorganization,   Arrangement,
                       Liquidation or Succession

                       (a) Separation Agreement dated as of May 21, 2002, between Circuit City Stores, Inc. and CarMax, Inc. filed as Exhibit 2.1 to the Form S-4 Registration Statement of CarMax, Inc. (Registration No. 333-85240) is expressly incorporated herein by this reference.

               (3)(i)  Articles of Incorporation
                       (a) Amended and Restated Articles of Incorporation of Circuit City Stores, Inc., effective February 3, 1997, filed as Exhibit 3 (i)(a) to the Company's Current Report on Form 8-K filed on October 2, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

                       (b) Articles of Amendment to the Amended and Restated Articles of Incorporation, effective April 28, 1998, filed as Exhibit 3(i)(b) to the Company's Current Report on Form 8-K filed on October 2, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

                       (c) Articles of Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 1999, filed as Exhibit 3(i)(c) to the Company's Current Report on Form 8-K filed on October 2, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

                       (d) Articles of Amendment to the Amended and Restated Articles of Incorporation, effective October 1, 2002, filed as Exhibit 3(i)(d) to the Company's Current Report on Form 8-K filed October 2, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.


               (3)(ii) Bylaws
                       (a) Bylaws of Circuit City Stores, Inc., as amended and restated June 18, 2002, filed as Exhibit 3(ii)(a) to the Company's Quarterly Report of Form 10-Q for the quarter ended May 31, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

               (4)      Instruments Defining the Rights of Security Holders

                        Third Amended and Restated Rights Agreement dated as of October 1, 2002 between Registrant and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/A filed on October 2, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

              (99) (i) Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (99)(ii) Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.