Form 10-Q
period 2002-11-30
CIRCUIT CITY STORES INC
filed 2003-01-14
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 2002

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

    Yes    X                                                No
        -------                                                ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

        Class                               Outstanding at December 31, 2002
Common Stock, par value $0.50                           210,527,021

An Index is included on Page 2 and a separate Index for Exhibits is included on Page 29.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                           Page
                                                                                            No.
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Balance Sheets -
                     November 30, 2002, and February 28, 2002                               3

                     Consolidated Statements of Operations -
                     Three Months and Nine Months Ended November 30, 2002 and 2001          4

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended November 30, 2002 and 2001                           5

                     Notes to Consolidated Financial Statements                             6


      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                15


      Item 3.     Quantitative and Qualitative Disclosures About Market Risk               23


      Item 4.     Controls and Procedures                                                  24


PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                                        24

      Item 6.     Exhibits and Reports on Form 8-K                                         24


SIGNATURES                                                                                 26
----------


SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER                                   27
--------------------------------------------------------


SECTION 302 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER                                   28
--------------------------------------------------------


EXHIBIT INDEX                                                                              29
-------------

                                  Page 2 of 29



                                   PART I. FINANCIAL INFORMATION
                                   ITEM 1. FINANCIAL STATEMENTS
                            CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheets
                             (Amounts in thousands except share data)

                                                                     Nov. 30, 2002       Feb. 28, 2002
                                                                      (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                             $  437,539          $1,248,246
Accounts receivable, net                                                 231,167             158,817
Retained interests in securitized receivables                            518,192             394,456
Merchandise inventory                                                  2,374,860           1,234,243
Prepaid expenses and other current assets                                 69,894              39,246
Assets of discontinued operations                                              -             577,703
                                                                      ----------          ----------

Total current assets                                                   3,631,652           3,652,711

Property and equipment, net                                              693,157             732,802
Deferred income taxes                                                          -               2,647
Other assets                                                               7,282              11,354
Assets of discontinued operations                                              -             142,519
                                                                      ----------          ----------

TOTAL ASSETS                                                          $4,332,091          $4,542,033
                                                                      ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                      $1,575,762          $1,019,519
Accrued expenses and other current liabilities                           143,137             157,561
Accrued income taxes                                                           -             100,696
Deferred income taxes                                                    124,921             116,297
Short-term debt                                                           58,000                 397
Current installments of long-term debt                                     1,346              23,465
Liabilities of discontinued operations                                         -             223,392
                                                                      ----------          ----------

Total current liabilities                                              1,903,166           1,641,327

Long-term debt, excluding current installments                            11,640              14,064
Other liabilities                                                        156,341             140,853
Deferred income taxes                                                      3,049                   -
Liabilities of discontinued operations                                         -              11,351
                                                                      ----------          ----------

TOTAL LIABILITIES                                                      2,074,196           1,807,595
                                                                      ----------          ----------
Stockholders' equity:
Circuit City common stock, $0.50 par value;
     350,000,000 shares authorized; 210,533,299 shares
     issued and outstanding as of November 30, 2002                      105,267             104,411
CarMax Group common stock                                                      -              18,426
Capital in excess of par value                                           841,696             810,047
Retained earnings                                                      1,310,932           1,801,554
                                                                      ----------          ----------

TOTAL STOCKHOLDERS' EQUITY                                             2,257,895           2,734,438
                                                                      ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $4,332,091          $4,542,033
                                                                      ==========          ==========

See accompanying notes to consolidated financial statements.

                                  Page 3 of 29




                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                               Three Months Ended                    Nine Months Ended
                                                                  November 30,                         November 30,
                                                            2002               2001              2002               2001
                                                        ----------          ----------       ----------          ----------
Net sales and operating revenues                        $2,421,687          $2,263,176       $6,761,134          $6,157,006
Cost of sales, buying and warehousing                    1,873,573           1,712,025        5,173,782           4,646,918
                                                        ----------          ----------       ----------          ----------
Gross profit                                               548,114             551,151        1,587,352           1,510,088

Finance income                                               8,308              17,833           54,697              72,195
Selling, general and administrative expenses               590,678             553,669        1,695,821           1,602,678
Interest expense                                               168                 410              718                 419
                                                        ----------          ----------       ----------          ----------
(Loss) earnings from continuing operations
    before income taxes                                    (34,424)             14,905          (54,490)            (20,814)
Income tax (benefit) provision                             (13,081)              5,660          (20,706)             (7,913)
                                                        ----------          ----------       ----------          ----------
Net (loss) earnings from continuing operations             (21,343)              9,245          (33,784)            (12,901)
Net earnings from discontinued operations                    3,567              18,443           64,519              72,406
                                                        ----------          ----------       ----------          ----------
Net (loss) earnings                                     $  (17,776)         $   27,688       $   30,735          $   59,505
                                                        ==========          ==========       ==========          ==========

Net (loss) earnings from:
    Continuing operations                               $  (21,343)         $    9,245       $  (33,784)         $  (12,901)
                                                        ==========          ==========       ==========          ==========
    Discontinued operations:
      CarMax earnings attributed to Circuit City
         Group common stock                             $    2,283          $   11,889       $   41,303          $   50,992
                                                        ==========          ==========       ==========          ==========
      CarMax earnings attributed to CarMax
         Group common stock                             $    1,284          $    6,554       $   23,216          $   21,414
                                                        ==========          ==========       ==========          ==========
Weighted average common shares:
    Circuit City:
      Basic                                                207,454             205,571          207,121             205,278
                                                        ==========          ==========       ==========          ==========
      Diluted                                              207,454             206,639          207,121             205,278
                                                        ==========          ==========       ==========          ==========
    CarMax Group:
      Basic                                                 37,084              36,292           37,023              30,681
                                                        ==========          ==========       ==========          ==========
      Diluted                                               38,577              38,316           38,701              32,661
                                                        ==========          ==========       ==========          ==========

Net (loss) earnings per share:
    Basic:
      Continuing operations                             $    (0.10)         $     0.04       $    (0.16)         $    (0.06)
      Discontinued operations attributed to
         Circuit City Group common stock                      0.01                0.06             0.20                0.25
                                                        ----------          ----------       ----------          ----------
                                                        $    (0.09)         $     0.10       $     0.04          $     0.19
                                                        ==========          ==========       ==========          ==========
      Discontinued operations attributed to
         CarMax Group common stock                      $     0.03          $     0.18       $     0.63          $     0.70
                                                        ==========          ==========       ==========          ==========

    Diluted:
      Continuing operations                             $    (0.10)         $     0.04            (0.16)         $    (0.06)
      Discontinued operations attributed to
         Circuit City Group common stock                      0.01                0.06             0.20                0.25
                                                        ----------          ----------       ----------          ----------
                                                        $    (0.09)         $     0.10       $     0.04          $     0.19
                                                        ==========          ==========       ==========          ==========

      Discontinued operations attributed to
         CarMax Group common stock                      $     0.03          $     0.17       $     0.60          $     0.66
                                                        ==========          ==========       ==========          ==========

Cash dividends paid per share:
    Circuit City common stock                           $   0.0175          $   0.0175       $   0.0525          $   0.0525
                                                        ==========          ==========       ==========          ==========
See accompanying notes to consolidated financial statements.

                                  Page 4 of 29




                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                          Nine Months Ended
                                                                                            November 30,
                                                                                    2002                   2001
                                                                                -----------              --------
Operating Activities:
Net earnings                                                                    $    30,735               $59,505
Net earnings from discontinued operations                                           (64,519)              (72,406)
Adjustments to reconcile net earnings to net cash
    (used in) provided by operating activities of continuing operations:
    Depreciation and amortization                                                   113,396               116,169
    Amortization of restricted stock awards                                          14,354                11,269
    Loss on disposition of property and equipment                                     6,303                 7,255
    Provision for deferred income taxes                                              14,320                42,041
    Changes in operating assets and liabilities:
       Increase in accounts receivable, net                                         (72,350)              (25,540)
       Increase in retained interests in securitized receivables                   (123,736)              (55,876)
       Increase in merchandise inventory                                         (1,140,617)             (739,141)
       Increase in prepaid expenses and other current assets                       ( 30,648)               (8,703)
       Decrease (increase) in other assets                                            4,072                  (894)
       Increase in accounts payable                                                 556,243               854,745
       (Decrease) increase in accrued expenses and other current
           liabilities and accrued income taxes                                    (106,982)               15,044

       Increase in other liabilities                                                 15,488                10,066
                                                                                -----------              --------
Net cash (used in) provided by operating activities of
    continuing operations                                                          (783,941)              213,534
                                                                                -----------              --------

Investing Activities:
Purchases of property and equipment                                                (111,148)             (133,879)
Proceeds from sales of property and equipment, net                                   31,094                53,720
Special dividend received from CarMax                                                28,400                     -
                                                                                -----------              --------
Net cash used in investing activities of continuing operations                      (51,654)              (80,159)
                                                                                -----------              --------

Financing Activities:
Issuances of short-term debt, net                                                    57,603                 1,295
Issuances of long-term debt                                                               -                16,500
Payments on long-term debt                                                          (24,543)                    -
Issuances of Circuit City common stock, net                                           9,715                 9,461
Issuances of CarMax Group common stock, net                                             298                   975
Proceeds from CarMax Group stock offering, net                                            -               139,633
Dividends paid on Circuit City common stock                                         (11,003)              (10,904)
                                                                                -----------              --------
Net cash provided by financing activities of continuing operations                   32,070               156,960
                                                                                -----------              --------

Cash used in discontinued operations - Divx                                               -               (23,674)
Cash used in discontinued operations - CarMax                                        (7,182)               (4,090)
                                                                                -----------              --------
(Decrease) increase in cash and cash equivalents                                   (810,707)              262,571
Cash and cash equivalents at beginning of year                                    1,248,246               437,329
                                                                                -----------              --------
Cash and cash equivalents at end of period                                      $   437,539              $699,900
                                                                                ===========              ========

See accompanying notes to consolidated financial statements.

                                  Page 5 of 29


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     Before October 1, 2002, the common stock of Circuit City Stores, Inc. consisted of two common stock series that were intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock was intended to reflect the performance of the Circuit City consumer electronics stores and related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The CarMax Group Common Stock was intended to reflect the performance of the CarMax auto superstores and related operations.

     Effective October 1, 2002, the CarMax auto superstore business was separated from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., formerly a wholly owned subsidiary of Circuit City Stores, Inc., became an independent, separately traded public company. In the separation, each outstanding share of CarMax Group Common Stock was redeemed in exchange for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Group Common Stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock. In the separation, the Company distributed to the holders of Circuit City Group Common Stock and CarMax Group Common Stock the Company's entire interest in CarMax. Following the separation, the Circuit City Group Common Stock was renamed Circuit City common stock. Results attributed to CarMax for periods prior to the separation date are presented as results from discontinued operations. See Note 8 for an additional discussion of the separation.

     As of November 30, 2001, 65,923,200 shares of CarMax Group Common Stock were reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.1 percent of the total outstanding and reserved shares of CarMax Group Common Stock at February 28, 2002, and 64.4 percent at November 30, 2001.

     The Company's consolidated financial statements included herein should be read in conjunction with the notes to the audited financial statements included in the Company's Annual Report on Form 10-K/A.

2.   Accounting Policies

     The consolidated financial statements of the Company conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim consolidated financial statements have been included. The February 28, 2002, balance sheet data was derived from the audited financial statements included in the Company's fiscal 2002 Annual Report on Form 10-K/A.

3.   Net (Loss) Earnings per Share

     Reconciliations of the numerator and denominator of the basic and diluted net (loss) earnings per share calculations are presented below.



                                                                         Three Months Ended                 Nine Months Ended
     (Amounts in thousands                                                  November 30,                      November 30,
     except per share data)                                            2002            2001              2002            2001
     --------------------------------------------------------------------------------------------------------------------------
     Circuit City:
     Weighted average common shares.............................     207,454         205,571            207,121         205,278
     Dilutive potential common shares:
        Options.................................................           -             259                  -               -
        Restricted stock........................................           -             809                  -               -
                                                                    -----------------------------------------------------------
     Weighted average common shares and
        dilutive potential common shares........................     207,454         206,639            207,121         205,278
                                                                    ===========================================================

     Net (loss) earnings available to common shareholders from:
        Continuing operations...................................    $(21,343)       $  9,245           $(33,784)       $(12,901)
        Discontinued operations ................................    $  2,283        $ 11,889           $ 41,303        $ 50,992

     Basic net (loss) earnings per share from:
        Continuing operations...................................    $  (0.10)       $   0.04           $  (0.16)       $  (0.06)
        Discontinued operations ................................        0.01            0.06               0.20            0.25
                                                                    -----------------------------------------------------------

                                                                    $  (0.09)       $   0.10           $   0.04        $   0.19
                                                                    ===========================================================


     Diluted net (loss) earnings per share from:
        Continuing operations...................................    $  (0.10)       $   0.04           $  (0.16)       $  (0.06)
        Discontinued operations ................................        0.01            0.06               0.20            0.25
                                                                    -----------------------------------------------------------
                                                                    $  (0.09)       $   0.10           $   0.04        $   0.19
                                                                    ===========================================================

     CarMax Group:
     Weighted average common shares.............................      37,084          36,292             37,023          30,681
     Dilutive potential common shares:
        Options.................................................       1,492           1,997              1,668           1,944
        Restricted stock........................................           1              27                 10              36
                                                                    -----------------------------------------------------------
     Weighted average common shares and
        dilutive potential common shares........................      38,577          38,316             38,701          32,661
                                                                    ===========================================================

     Net earnings available to common shareholders..............    $  1,284        $  6,554           $ 23,216        $ 21,414
     Basic net earnings per share...............................    $   0.03        $   0.18           $   0.63        $   0.70
     Diluted net earnings per share.............................    $   0.03        $   0.17           $   0.60        $   0.66

     For the three months and the nine months ended November 30, 2002, the shares of CarMax stock have been weighted over the months during which CarMax was a wholly owned subsidiary of Circuit City Stores, Inc. CarMax became an independent, separately traded public company on October 1, 2002.

     In the separation, each unexercised option to purchase Circuit City Group Common Stock, other than those options held by CarMax associates, was converted into an option to purchase the Company's common stock. The exercise price and the number of shares covered by the option were adjusted to reflect the distribution of the Company's interest in the CarMax Group as a dividend to holders of Circuit City Group Common Stock and to maintain both the intrinsic value of the option and the ratio of exercise price to market value per share. As a result of the separation, the number of shares covered by options to purchase the Company's common stock increased by 5,954,558 shares.

     Also in the separation, each unexercised option to purchase Circuit City Group Common Stock that was held by a CarMax associate was converted into an option to purchase CarMax, Inc. common stock. The exercise price and number of shares covered by the option were adjusted to maintain both the intrinsic value of the option and the ratio of exercise price to market value per share. As a result of the separation, options to purchase 32,669 shares of Company stock were cancelled.

     Because the Company reported a loss from continuing operations for the three months ended November 30, 2002, and for the nine months ended November 30, 2002 and 2001, the diluted net (loss) earnings per share is the same as the basic net (loss) earnings per share for those periods, since including any potentially dilutive securities would be antidilutive to the net loss per share from continuing operations. As a result and in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the diluted net earnings per share for the nine months ended November 30, 2001, have been revised to 19 cents per share, compared with 18 cents per share reported prior to the presentation of the CarMax Group as a discontinued operation.

     For the three-month period ended November 30, 2002, no options or restricted stock were included in the diluted net earnings per share since the Company reported a loss from continuing operations. Options to purchase 17,815,321 shares of Circuit City common stock at prices ranging from $6.63 to $27.21 and 3,047,208 shares of restricted stock were outstanding at November 30, 2002. For the three-month period ended November 30, 2001, certain options and restricted stock were not included in the computation of diluted net earnings per share because their effect was not dilutive under the provisions of SFAS No. 128. Options to purchase 8,385,622 shares of Circuit City common stock at prices ranging from $13.86 to $43.03 per share and 117,650 shares of restricted stock were not included in the calculation.

     For the one-month period ended September 30, 2002, options to purchase 1,028,572 shares of CarMax Group Common Stock at prices ranging from $20.00 to $26.83 per share were not included in the calculation of diluted net earnings per share from discontinued operations. For the three-month period ended November 30, 2001, options to purchase 8,406 shares of CarMax Group Common Stock at prices ranging from $16.31 to $16.36 per share were not included in the calculation of diluted net earnings per share from discontinued operations.

     In a public offering completed during the second quarter of fiscal 2002, Circuit City Stores, Inc. sold 9,516,800 CarMax Group shares that previously had been reserved for the Circuit City Group. Because both the earnings allocation and the outstanding CarMax shares were adjusted to reflect the impact of the sale, net earnings per CarMax Group share were not diluted by the sale. With the impact of the offering, 64.0 percent of the CarMax Group's fiscal 2003 third quarter earnings prior to the separation date and 64.0 percent of the CarMax Group's nine-month earnings prior to the separation date were allocated to the Circuit City Group. Last fiscal year, 64.5 percent of the CarMax Group's third quarter earnings and
     70.4 percent of the CarMax Group's nine-month earnings were allocated to the Circuit City Group. Results attributed to CarMax for periods prior to the separation date are presented as results from discontinued operations.


4.   Supplemental Financial Statement Information

     For the three- and nine-month periods ended November 30, 2002 and 2001, pretax finance income was as follows:

                                                                 Three Months Ended               Nine Months Ended
                                                                    November 30,                    November 30,
     (Amounts in millions)                                      2002            2001             2002          2001
     --------------------------------------------------------------------------------------------------------------
     Securitization income................................    $ 39.4           $47.7           $145.5        $163.0
     Payroll and fringe benefit expenses..................      10.7            10.4             32.1          30.9
     Other direct expenses................................      20.4            19.5             58.7          59.9
                                                              ------------------------------------------------------
     Finance income......................................     $  8.3           $17.8           $ 54.7        $ 72.2
                                                              =====================================================

     Securitization income is primarily comprised of the gain on sale of receivables generated by the Company's finance operation and income related to servicing the receivables, as well as the impact of increases or decreases in the fair value of the retained interests. Finance income does not include any allocation of indirect costs or income. The Company presents information on the performance of its finance operation on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefits or costs that could be attributed to this operation. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll, as well as retail store expenses.


5.   Securitizations

     The Company enters into securitization transactions to finance consumer revolving credit card receivables originated by its finance operation. The Company has created special purpose subsidiaries to facilitate these securitization transactions in accordance with the isolation provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Credit card receivables are sold to the special purpose subsidiaries, which, in turn, transfer these receivables to securitization master trusts. At the time of these transfers of receivables that qualify as sales, the Company recognizes gains or losses as a component of finance operation income. See Note 4. Private-label and co-branded Visa credit card receivables are securitized through one master trust, and MasterCard and Visa credit card, referred to as bankcard, receivables are securitized through a second master trust. Each master trust periodically issues securities backed by the receivables in that master trust. Each master trust has issued multiple series of term asset-backed securities having fixed initial principal amounts. In addition, each master trust has issued one or more series of variable funding asset-backed securities having a variable principal amount. Investors in the variable funding asset-backed securities are generally entitled to receive monthly interest payments and have committed to acquire additional variable funding securities up to a stated amount until a stated commitment termination date. The finance operation continues to service the securitized receivables for a fee, and the special purpose subsidiaries retain an undivided interest in the securitized receivables and hold various subordinated asset-backed securities that serve as credit enhancements for the asset-backed securities held by third-party investors. Neither master trust agreement provides for recourse to the Company for credit losses on the securitized receivables. The securitization agreements require that the aggregate outstanding principal balance of the securitized receivables exceed a specified amount and that the yield on the securitized receivables exceed specified rates. In addition, the variable funding securitization agreements require that the Company meet specified debt to net worth, current assets to current liabilities and tangible net worth tests and that the securitized receivables meet specified performance levels relating to default rates, delinquency rates and principal payment rates. If these financial tests or performance levels are not met, or if certain other events occur and are continuing, the Company may be unable to continue financing receivables through the securitization programs. The Company and the securitized receivables were in compliance with these financial tests and performance levels at November 30, 2002, and February 28, 2002.

     The total principal amount of credit card receivables managed was $2.93 billion at November 30, 2002, and $2.85 billion at February 28, 2002. Of the total principal amounts managed, the principal amount of receivables securitized was $2.82 billion at November 30, 2002, and $2.80 billion at February 28, 2002, and the principal amount of receivables held for sale was $109.9 million at November 30, 2002, and $49.2 million at February 28, 2002. During the third quarter of fiscal 2003, the Company completed no new public securitization transactions. The Company completed a $470 million bankcard receivable securitization transaction and a $300 million private-label and co-branded Visa credit card receivable securitization transaction during the first nine months of fiscal 2003. The Company completed no new public securitization transactions during the first nine months of fiscal 2002. At November 30, 2002, the unused capacity of the private-label variable funding program was $352.4 million and the unused capacity of the bankcard variable funding program was $272.7 million. At February 28, 2002, the unused capacity of the private-label variable funding program was $22.9 million and the unused capacity of the bankcard variable funding program was $496.5 million.

     The aggregate amount of receivables that were 31 days or more delinquent was $194.5 million at November 30, 2002, and $198.4 million at February 28, 2002. The principal amount of defaults net of recoveries totaled $67.8 million for the quarter ended November 30, 2002, and $65.6 million for the quarter ended November 30, 2001. The principal amount of defaults net of recoveries totaled $201.6 million for the nine months ended November 30, 2002, and $197.5 million for the nine months ended November 30, 2001.

     The Company receives annual servicing fees approximating 2 percent of the outstanding principal balance of the securitized receivables and retains the rights to future cash flows available after the investors in the asset-backed securities have received the return for which they contracted. The servicing fees specified in the securitization agreements adequately compensate the finance operation for servicing the securitized receivables. Accordingly, no servicing asset or liability has been recorded.

     The table below summarizes certain cash flows received from and paid to the securitization trusts.

                                                                     Three Months Ended              Nine Months Ended
                                                                        November 30,                   November 30,
     (Amounts in millions)                                           2002           2001           2002            2001
     ----------------------------------------------------------------------------------------------------------------------
     Proceeds from new securitizations..........................    $381.7        $291.8        $1,165.3         $  670.0
     Proceeds from collections reinvested
       in previous credit card securitizations..................    $414.6        $417.8        $1,022.1         $1,234.8
     Servicing fees received....................................    $ 13.9        $ 12.6        $   39.3         $   38.5
     Other cash flows received on retained interests*...........    $ 33.3        $ 48.9        $  127.5         $  142.9

     *This amount represents cash flows received from retained interests other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

     When determining the fair value of retained interests, the Company estimates future cash flows using management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk.

     The amount by which the estimated future finance income from securitized receivables exceeds the sum of the contractually specified investor returns and servicing fees is referred to as interest-only strips and is carried at fair value. The fair value amounted to $125.3 million at November 30, 2002, and $131.9 million at February 28, 2002. These amounts are included in retained interests in securitized receivables on the consolidated balance sheets. The value of the interest-only strips decreased $1.6 million in the three months ended November 30, 2002, and decreased $6.6 million in the three months ended November 30, 2001. The value of the interest-only strips decreased $6.6 million in the nine months ended November 30, 2002, and decreased $5.2 million in the nine months ended November 30, 2001.

     At November 30, 2002, the fair value of the retained interests in securitized receivables was $518.2 million, with a weighted-average life ranging from 0.3 years to 4.8 years. At February 28, 2002, the fair value of the retained interests in securitized receivables was $394.5 million, with a weighted-average life ranging from 0.2 years to 1.8 years. The following table presents the key economic assumptions used in measuring the fair value of retained interests at November 30, 2002, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key economic assumptions at November 30, 2002, are based on portfolio performance and market conditions. These sensitivities are hypothetical and should be used with caution. In this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.


                                                           Impact on Fair         Impact on Fair
                                         Assumptions        Value of 10%           Value of 20%
     (Dollar amounts in millions)           Used           Adverse Change         Adverse Change
     -------------------------------------------------------------------------------------------
     Monthly payment rate...............  6.5%-10.5%           $ 9.5                  $17.2
     Annual default rate................  7.3%-18.8%           $24.3                  $48.4
     Annual discount rate...............  8.4%-15.0%           $ 4.3                  $ 8.5

6.   Financial Derivatives

     The Company enters into interest rate cap agreements to meet the requirements of the receivable securitization transactions. During the first quarter of fiscal 2003 and in conjunction with the private-label public securitization, the Company purchased and sold three offsetting interest rate caps with an aggregate initial notional amount of $280.5 million. The total notional amount of interest rate caps outstanding was $935.4 million at November 30, 2002, and $654.9 million at February 28, 2002. Purchased interest rate caps were included in net accounts receivable and had a fair value of $5.7 million at November 30, 2002, and $2.4 million at February 28, 2002. Written interest rate caps were included in accounts payable and had a fair value of $5.7 million at November 30, 2002, and $2.4 million at February 28, 2002.

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

     The appliance exit cost accrual activity and the remaining liability at November 30, 2002, are presented in the following table.

                                                                                               Fiscal 2003
                                                           Total          Liability at          Payments           Liability at
                                                         Exit Cost        February 28,             or              November 30,
     (Amounts in millions)                                Accrual             2002             Write-Downs            2002
     --------------------------------------------------------------------------------------------------------------------------
     Lease termination costs......................         $27.8              $19.7                 $4.8              $14.9
     Fixed asset write-downs, net.................           5.0                  -                    -                  -
     Employee termination benefits................           4.4                  -                    -                  -
     Other........................................           2.8                  -                    -                  -
                                                      -------------------------------------------------------------------------
     Appliance exit costs.........................         $40.0              $19.7                 $4.8              $14.9
                                                      =========================================================================

8.   Discontinued Operations

     (A)CarMax:

     On September 10, 2002, the Company's shareholders approved the separation of the CarMax Group from Circuit City Stores, Inc. and the Company's board of directors authorized the redemption of the Company's CarMax Group Common Stock and the distribution of CarMax, Inc. common stock to effect the separation. The separation was effective October 1, 2002, on which date CarMax, Inc. became an independent, separately traded public company. Each outstanding share of CarMax Group Common Stock was redeemed in exchange for one share of new CarMax, Inc. common stock. In addition, each holder of Circuit City Group Common Stock received as a tax-free distribution
     0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock owned as of September 16, 2002, the record date for the distribution. Following the separation, the Circuit City Group Common Stock was renamed Circuit City common stock. Results attributed to CarMax for periods prior to the separation date are presented as results from discontinued operations. The Company recorded no gain or loss as a result of the separation.

     With the separation, CarMax paid a special dividend of $28.4 million to Circuit City Stores, Inc. in recognition of the Company's continuing contingent liability on leases related to 23 CarMax locations. At November 30, 2002, the future minimum fixed lease obligations on these 23 leases totaled approximately $490 million.

     The current relationship between the Company and CarMax is governed by a transition services agreement, under which the Company provides CarMax services including human resources, payroll, benefits administration, tax services, television advertising buying, computer center support and telecommunication services, with terms ranging from six to 24 months and varying renewal options. Under the agreement, CarMax pays the Company the allocable portion of all direct and indirect costs of providing these services plus 10 percent. A tax allocation agreement, which generally provides that pre-separation taxes attributable to the business of each party will be borne solely by that party, also was executed upon the separation.

     Third quarter net earnings from discontinued operations were $3.6 million this year, representing CarMax results for the one month prior to the separation date. Net earnings from discontinued operations were $18.4 million in last year's third quarter. For the nine months ended November 30, 2002, net earnings from discontinued operations were $64.5 million compared with $72.4 million for the first nine months of fiscal 2002. Prior to the separation date, CarMax earnings were allocated to the Company's Circuit City Group and CarMax Group common stocks. Circuit City Group earnings included earnings attributed to the CarMax Group shares reserved for the Circuit City Group or for issuance to Circuit City Group shareholders. The CarMax Group earnings reflected the remainder of the earnings of the CarMax business.

     The assets and liabilities of the discontinued CarMax operations reflected on the consolidated balance sheet at February 28, 2002, were comprised of the following:


     (Amounts in millions)                                           February 28
     ---------------------------------------------------------------------------
     Inventory...................................................          $399
     Retained interests in securitized receivables...............           121
     Other current assets........................................            58
                                                                        -------
     Total current assets........................................           578
     Property and equipment, net.................................           121
     Other assets................................................            22
                                                                        -------
     Total assets of discontinued CarMax operations..............          $721
                                                                        =======

     Accounts payable............................................         $  87
     Current installments of allocated long-term debt............            79
     Other current liabilities...................................            57
                                                                        -------
     Total current liabilities...................................           223
     Other liabilities...........................................            11
                                                                        -------
     Total liabilities of discontinued CarMax operations.........          $234
                                                                        =======

     (B)Divx:

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations. Payments of $10.5 million were made during the first nine months of fiscal 2003, reducing current liabilities related to the former Divx operations to $8.0 million on the consolidated balance sheet at November 30, 2002. At February 28, 2002, current liabilities of $18.5 million related to the former Divx operations were reflected on the consolidated balance sheet. For the three- and nine-month periods ended November 30, 2002 and 2001, the discontinued Divx operations had no impact on the Company's results of operations. Discontinued operations have been segregated on the consolidated statements of cash flows.

9.   Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. The provisions of SFAS No. 143 will be effective for the Company's fiscal year beginning March 1, 2003. The Company has not yet determined the impact, if any, of adopting this standard.

     Effective in the third quarter of fiscal 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In November 2002, the FASB issued Emerging Issues Task Force No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF No. 00-21 will be effective for the Company's third quarter of fiscal 2004. The Company has not yet determined the impact, if any, of adopting this standard.

     In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." This issue addresses how cash consideration received from a vendor by a reseller should be classified in the reseller's income statement. EITF No. 02-16 provides that cash consideration received by a reseller from a vendor should be characterized as a reduction of cost of sales unless the cash consideration represents a payment for assets or services delivered to the vendor, in which case, the consideration should be characterized as revenue or other income. However, if the cash consideration represents a reimbursement of incremental direct costs incurred by the reseller to sell the vendor's products, the consideration should be characterized as a reduction of those direct costs. These provisions of EITF No. 02-16 will be effective for the Company's fiscal year beginning March 1, 2003. The issue also addresses how a reseller should recognize a rebate or refund of a specified amount of cash consideration that is payable only if the reseller completes a specified cumulative level of purchases or remains a reseller for a specified time period. EITF No. 02-16 provides that such a rebate or refund should be recognized as a reduction of cost of sales based on an allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the rebate or refund. This provision of EITF No. 02-16 was effective for all new arrangements initiated by the Company after November 21, 2002. EITF No. 02-16 did not have any impact on the quarter ended November 30, 2002. The Company has not yet determined the future impact, if any, of adopting this standard.

10.  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current presentation. Effective in the first quarter of fiscal 2003, the Company adopted EITF No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. Previously, the Company recorded these rebates in cost of sales, buying and warehousing. The reclassification of rebates from cost of sales, buying and warehousing to sales decreased sales and cost of sales, buying and warehousing by $16.7 million for the quarter ended November 30, 2001, and $41.1 million for the nine months ended November 30, 2001. This reclassification had no impact on the Company's results of operations.

     Effective in the third quarter of fiscal 2003, pretax profits from Circuit City's finance operation, previously recorded as a reduction to selling, general and administrative expenses, are presented separately on the consolidated statements of operations. The expense ratios for prior periods have been revised for this change in presentation.

11.  Subsequent Event

     On January 7, 2003, the Company announced that its board of directors authorized the repurchase of up to $200 million of the Company's common stock. These repurchases may be made from time to time in the open market. The price to be paid and the timing of purchases will be at the discretion of management. Based on the current market value of the common stock at the announcement date, the authorization would allow the Company to repurchase up to approximately 13 percent of the 210.5 million shares then outstanding.
                                 Page 14 of 29




                                     ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this discussion, "we," "our" and "Circuit City" refer to Circuit City Stores, Inc. and our wholly owned subsidiaries, unless the context requires otherwise. All references to "quarter" and "year" refer to our fiscal year periods rather than calendar year periods unless stated otherwise.

Before October 1, 2002, the common stock of Circuit City Stores, Inc. consisted of two common stock series that were intended to reflect the performance of the Company's two businesses. The Circuit City Group Common Stock was intended to reflect the performance of the Circuit City consumer electronics stores and related operations and the shares of CarMax Group Common Stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group Common Stock. The CarMax Group Common Stock was intended to reflect the performance of the CarMax auto superstores and related operations.

Effective October 1, 2002, the CarMax auto superstore business was separated from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., formerly a wholly owned subsidiary of Circuit City Stores, Inc., became an independent, separately traded public company. In the separation, each outstanding share of CarMax Group Common Stock was redeemed in exchange for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Group Common Stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group Common Stock. In the separation, the Company distributed to the holders of Circuit City Group Common Stock and CarMax Group Common Stock the Company's entire interest in CarMax. Following the separation, the Circuit City Group Common Stock was renamed Circuit City common stock. Results attributed to CarMax for periods prior to the separation date are presented as results from discontinued operations.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies included in the Circuit City Stores, Inc. 2002 Annual Report on Form 10-K/A. These policies relate to the calculation of the value of retained interests in securitization transactions and the calculation of the liability for lease termination costs.

RESULTS OF OPERATIONS

Effective in the first quarter of fiscal 2003, Circuit City adopted Emerging Issues Task Force No. 00-14, "Accounting for Certain Sales Incentives," which provides that sales incentives, such as mail-in rebates, offered to customers should be classified as a reduction of revenue. Previously, the Company recorded these rebates in cost of sales, buying and warehousing. The reclassification of rebates from cost of sales, buying and warehousing to sales decreased sales and cost of sales, buying and warehousing by $16.7 million for the quarter ended November 30, 2001, and $41.1 million for the nine months ended November 30,
2001.  This   reclassification  had  no  impact  on  the  Company's  results  of operations.

Effective in the third quarter of fiscal 2003, pretax profits from Circuit City's finance operation, previously recorded as a reduction to selling, general and administrative expenses, are presented separately on the consolidated statements of operations. The expense ratios for prior periods have been revised for this change in presentation.

Our operations, in common with other retailers in general, are subject to seasonal influences. Historically, Circuit City has realized more of its net sales and net earnings in the fourth quarter, which includes the majority of the holiday selling season, than in any other fiscal quarter. The net earnings of any quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

                                Page 15 of 29

Continuing Operations

Net Sales and Operating Revenues

Total sales for the third quarter of fiscal 2003 increased 7 percent to $2.42 billion from $2.26 billion in last year's third quarter. Comparable store sales increased 6 percent for the third quarter of fiscal 2003. For the nine months ended November 30, 2002, total sales increased 10 percent to $6.76 billion from $6.16 billion in the corresponding period of last fiscal year. Comparable store sales increased 9 percent for the first nine months of fiscal 2003. A Circuit City store is included in comparable store sales after the store has been open for a full year. Relocated stores are included in the comparable store base.

Third quarter sales reflected our progress towards improving the overall shopping experience in our stores. We believe our customer service initiatives, including better training programs, improved merchandise availability and an improved visual presentation, as well as continuing improvements in marketing were largely responsible for our improved comparable store sales performance in the third quarter. Although comparable store sales growth was the strongest in September and October, we also generated comparable store sales gains in November despite a more challenging comparison against prior year results.

Throughout the quarter, we continued to experience solid growth in big-screen television sales, particularly digital televisions. Entertainment software and competitively priced entry-level products continued to drive traffic into the stores. Digital imaging and mobile audio products also posted strong third quarter sales growth. We experienced solid personal computer hardware sales growth in the third quarter, despite a moderation of the category's comparable store sales performance in November. We experienced weaker sales in two higher margin categories, wireless communications and digital satellite systems, as industry-wide slowdowns in new customer acquisitions for these categories led to increased price competition.

The percent of merchandise sales represented by each major product category during the third quarter and for the first nine months of fiscal years 2003 and 2002 was as follows:

                                            Three Months Ended           Nine Months Ended
                                               November 30,                November 30,
                                          2002            2001         2002           2001
------------------------------------------------------------------------------------------
Video................................      40%             41%         39%             39%
Audio................................      15              14          15              16
Information Technology...............      33              33          34              35
Entertainment........................      12              12          12              10
                                         -------------------------------------------------
Total................................     100%            100%        100%            100%
                                         =================================================

Circuit City sells extended warranty programs on behalf of unrelated third parties that are the primary obligors. Under these third-party warranty programs, we have no contractual liability to the customer. The total extended warranty revenue that is reported in total sales was $90.0 million, or 3.7 percent of sales, in the third quarter of fiscal 2003, compared with $88.4 million, or 3.9 percent of sales, in last year's third quarter. The total extended warranty revenue that is reported in total sales was $261.9 million, or
3.9 percent of sales, in the first nine months of fiscal 2003, compared with $255.2 million, or 4.1 percent of sales, in last year's corresponding period.

The following table provides details on the Circuit City retail units:

                                                                                 Estimate
                    Store Mix              Nov. 30, 2002    Nov. 30, 2001     Feb. 28, 2003     Feb. 28, 2002
-------------------------------------------------------------------------------------------------------------
Superstores..........................           611              603               611               604
Mall-based Express stores............            17               29                17                20
                                       ----------------------------------------------------------------------
Total................................           628              632               628               624
                                       ======================================================================


                                 Page 16 of 29


We expect to open eight Superstores and relocate approximately 10 Superstores in the current fiscal year. In the third quarter of fiscal 2003, we opened five
Superstores and relocated five Superstores.  For the first nine months of fiscal
2003, we opened eight  Superstores,  relocated nine  Superstores  and closed one
Superstore and three mall-based Express stores.

Cost of Sales, Buying and Warehousing

The Company's gross profit margin was 22.6 percent of sales in the third quarter of fiscal 2003, compared with 24.4 percent in the same period last year. For the nine months ended November 30, 2002, the gross profit margin was 23.5 percent compared with 24.5 percent in the same period last year. The gross profit margin declines reflected a combination of factors, including changes in merchandise mix and the impact of a more promotional pricing environment across a broad range of products. Weaker sales of higher profit wireless communications and digital satellite systems were primarily responsible for the decline in gross profit margins. While traffic-driving initiatives have been successful in improving foot traffic in our stores, increased sales of entertainment software, entry-level products and personal computers also lowered gross profit margins.
Continuing competitive pressure across a wide range of categories increased the amount of promotional sales throughout the third quarter. The gross profit margin pressure was partly offset by continued growth in sales of fully featured products, particularly big-screen televisions.

Finance Income

For the three- and nine-month periods ended November 30, 2002 and 2001, pretax finance income was as follows:

                                                  Three Months Ended            Nine Months Ended
                                                      November 30,                November 30,
(Amounts in millions)                            2002           2001           2002          2001
-------------------------------------------------------------------------------------------------
Securitization income.......................    $39.4          $47.7         $145.5        $163.0
Payroll and fringe benefit expenses.........     10.7           10.4           32.1          30.9
Other direct expenses.......................     20.4           19.5           58.7          59.9
                                                -------------------------------------------------
Finance income..............................    $ 8.3          $17.8         $ 54.7        $ 72.2
                                                =================================================

Receivables generated by the Circuit City finance operation are sold through securitization transactions. Circuit City continues to service the securitized receivables for a fee. For the quarter ended November 30, 2002, serviced receivables averaged $2.84 billion compared with $2.57 billion for the quarter ended November 30, 2001. For the nine months ended November 30, 2002, serviced receivables averaged $2.79 billion, compared with $2.59 billion for the same period last year.

Securitization income is primarily comprised of the gain on the sale of these receivables and income related to servicing the receivables, as well as the impact of increases or decreases in the fair value of the retained interests. The amount by which the estimated future finance income from securitized receivables exceeds the sum of the contractually specified investor returns and servicing fees is referred to as interest-only strips and is carried at fair value. The fair value amounted to $125.3 million at November 30, 2002, and $131.9 million at February 28, 2002. Interest-only strips are included in retained interests in securitized receivables on the consolidated balance sheets. The key assumptions and estimates in determining the fair value of interest-only strips include management's projections of key factors, such as finance charge income, default rates, payment rates, forward interest rate curves and discount rates appropriate for the type of asset and risk. Based on these assumptions and estimates and the operation's securitization volume, the value of the interest-only strips decreased $1.6 million in the three months ended November 30, 2002, and decreased $6.6 million in the three months ended November 30, 2001. The value of the interest-only strips decreased $6.6 million in the nine months ended November 30, 2002, and decreased $5.2 million in the nine months ended November 30, 2001. Management reviews the assumptions and estimates used in determining the fair value of the interest-only strips on a quarterly basis. If these assumptions change or the actual results differ from the projected results, securitization income will be affected.

In the third quarter of fiscal 2003, the weak economy and a historically high level of personal bankruptcies adversely affected securitization income. A negative mark-to-market adjustment to the Company's retained subordinated interests in the securitized receivables, reduced finance charge collections and a decrease in the fair value of the interest-only strips also contributed to the decline in finance income. Securitization income for the nine months ended November 30, 2002, included costs associated with two new public securitizations. There were no new public securitizations in fiscal 2002.

Finance income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll, as well as retail store expenses. Payroll and fringe benefit expenses generally vary with the size of the serviced portfolio and increased modestly during the quarter and the nine months ended November 30, 2002, compared with the same periods last year. Other direct expenses include third-party data processing, rent, credit promotion expenses, Visa and MasterCard fees, and other operating expenses.

Selling, General and Administrative Expense

The selling, general and administrative expense ratio was 24.4 percent of sales in the third quarter of fiscal 2003, compared with 24.5 percent for the same period last year. The decline in the expense ratio primarily reflects reduced costs and the leverage from increased comparable store sales in fiscal 2003, offset in part by higher remodel and relocation expenses. Interest income is recorded as a reduction to selling, general and administrative expenses.

The fiscal 2003 third quarter expenses include $11.4 million of remodel and relocation costs, and the fiscal 2002 third quarter expenses include $2.2 million of remodel and relocation costs. The expenses for the first nine months of fiscal 2003 include $45.2 million of remodel and relocation costs, and the expenses for the first nine months of last year include $18.0 million of remodel and relocation costs. In this year's third quarter, remodel and relocation costs include costs related to the completion of 71 video department remodels and 13 full-store lighting upgrades, as well as the relocation of five Superstores. In last year's third quarter, remodel and relocation costs include costs for five store relocations. In the nine months ended November 30, 2002, we remodeled the video department in 301 Superstores, installed full-store lighting upgrades in 311 Superstores and relocated nine Superstores. In the first nine months of last year, we completed full-store remodels of 24 Superstores primarily located in the Chicago, Ill.; Baltimore, Md.; and Washington, D.C., markets and relocated eight Superstores.

The impact of remodel and relocation costs on the expense ratio is presented in the following table.

                                                      Three Months Ended              Nine Months Ended
                                                         November 30,                    November 30,
                                                    2002            2001           2002            2001
-------------------------------------------------------------------------------------------------------
Before remodel and relocation expenses.........    23.9%           24.4%          24.4%           25.7%
Remodel and relocation expenses................      0.5             0.1            0.7            0.3
                                                   ----------------------------------------------------
Expense ratio..................................    24.4%           24.5%          25.1%           26.0%
                                                   ====================================================

Income Taxes

The effective income tax rate was 38.0 percent for the third quarters and the nine months ended November 30, 2002 and November 30, 2001.

Net (Loss) Earnings

Circuit City continuing operations generated a loss of $21.3 million, or 10 cents per share, in the quarter ended November 30, 2002, compared with net earnings of $9.2 million, or 4 cents per share, in the third quarter of last fiscal year. For the nine months, Circuit City generated a loss from continuing operations of $33.8 million, or 16 cents per share, this year, compared with a loss of $12.9 million, or 6 cents per share, in the first nine months of fiscal 2002.

Results for the quarters and nine months ended November 30, 2002, and November 30, 2001, include costs associated with remodeling and relocating Circuit City Superstores. This year's third quarter remodel and relocation costs totaled 3 cents per share, and last year's third quarter remodel and relocation costs totaled 1 cent per share. For the first nine months of the current year, remodel and relocation costs totaled 13 cents per share compared with 5 cents per share for the same period last year.



                                                               Three Months Ended               Nine Months Ended
                                                                   November 30,                    November 30,
         (Loss) Earnings Per Share                             2002          2001           2002             2001
-----------------------------------------------------------------------------------------------------------------
Before remodel and relocation expenses....................  $(0.07)         $0.05           $(0.03)        $(0.01)
Remodel and relocation expenses...........................   (0.03)         (0.01)           (0.13)         (0.05)
                                                            -----------------------------------------------------
(Loss) earnings from continuing operations................  $(0.10)         $0.04           $(0.16)        $(0.06)
                                                            =====================================================

Discontinued Operations

As previously announced, on October 1, 2002, the CarMax auto superstore business was separated from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., formerly a wholly owned subsidiary of Circuit City Stores, Inc., became an independent, separately traded public company. Results attributed to CarMax for the periods prior to the separation date are presented as results from discontinued operations.

Third quarter net earnings from discontinued operations were $3.6 million this year, representing CarMax results for the one month prior to the separation date. Net earnings from discontinued operations were $18.4 million in last year's third quarter. For the nine months ended November 30, 2002, net earnings from discontinued operations were $64.5 million, compared with $72.4 million for the first nine months of fiscal 2002. Prior to the separation date, CarMax earnings were allocated to the Company's Circuit City Group and CarMax Group common stocks. Circuit City Group earnings included earnings attributed to the CarMax Group shares reserved for the Circuit City Group or for issuance to Circuit City Group shareholders. The CarMax Group earnings reflected the remainder of the earnings of the CarMax business.

Operations Outlook

We are currently engaged in a multi-year program designed to refresh our existing store base and give Circuit City customers a more contemporary shopping experience. That multi-year program includes new store designs and remodels and relocations of existing stores. In fiscal 2003, we remodeled video departments in 301 Superstores, performed full-store lighting upgrades in 311 Superstores and relocated 9 stores. One more relocation is scheduled to occur in the fourth quarter. We had initially anticipated that remodel and relocation expenses would total approximately 18 cents per share in fiscal 2003. The actual earnings per share impact through the first nine months totaled 13 cents, and we now anticipate that the earnings per share impact will be comfortably below the original 18-cent expectation. Our efforts to provide an improved consumer electronics shopping experience will continue in fiscal year 2004 and beyond with a combination of relocations, remodels and new stores. We currently anticipate that in fiscal 2004 and fiscal 2005 the impact on earnings per share of remodeling and relocations will be approximately 18 cents per share each year.

In early November, we reduced our earnings per share expectations for the third quarter, excluding remodel and relocation costs, for the Circuit City business as changes in the merchandise sales mix and a highly promotional environment pressured the gross profit margin. While we met the revised earnings expectations for the third quarter, we reported lower-than-anticipated finance income. We had previously anticipated that finance income for the full year would be similar to the levels produced in fiscal 2002, but now anticipate a lower profit contribution from finance income in fiscal 2003. On January 7, 2003, we announced a 5 percent decrease in total sales for the calendar month ended December 31, 2002. Comparable store sales for that month decreased 6 percent. Given the uncertain economic and promotional climate, we have adopted a more cautious outlook for the fourth quarter and have not at this time provided specific earnings per share guidance for that quarter and thus for the year.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. The provisions of SFAS No. 143 will be effective for the Company's fiscal year beginning March 1, 2003. The Company has not yet determined the impact, if any, of adopting this standard.

Effective in the third quarter of fiscal 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF No. 00-21 will be effective for the Company's third quarter of fiscal 2004. The Company has not yet determined the impact, if any, of adopting this standard.

In November 2002, the FASB issued EITF No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." This issue addresses how cash consideration received from a vendor by a reseller should be classified in the reseller's income statement. EITF No. 02-16 provides that cash consideration received by a reseller from a vendor should be characterized as a reduction of cost of sales unless the cash consideration represents a payment for assets or services delivered to the vendor, in which case, the consideration should be characterized as revenue or other income. However, if the cash consideration represents a reimbursement of incremental direct costs incurred by the reseller to sell the vendor's products, the consideration should be characterized as a reduction of those direct costs. These provisions of EITF No. 02-16 will be effective for the Company's fiscal year beginning March 1, 2003. The issue also addresses how a reseller should recognize a rebate or refund of a specified amount of cash consideration that is payable only if the reseller completes a specified cumulative level of purchases or remains a reseller for a specified time period. EITF No. 02-16 provides that such a rebate or refund should be recognized as a reduction of cost of sales based on an allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the rebate or refund. This provision of EITF No. 02-16 was effective for all new arrangements initiated by the Company after November 21, 2002. EITF No. 02-16 did not have any impact on the quarter ended November 30, 2002. The Company has not yet determined the future impact, if any, of adopting this standard.

FINANCIAL CONDITION

Liquidity and Capital Resources

Operating Activities. In the nine months ended November 30, 2002, Circuit City used net cash of $783.9 million in operating activities; in the nine months ended November 30, 2001, Circuit City generated net cash of $213.5 million from operating activities. The $997.5 million difference primarily reflects changes in working capital, with $918.1 million of cash used for working capital in the first nine months of the current fiscal year compared with $40.5 million of cash generated by working capital in the first nine months of last fiscal year. Changes in merchandise inventory, retained interests in securitized receivables and accounts payable were the largest contributors to the change in working capital. Merchandise inventory increased by $1.14 billion in the first nine months of this fiscal year versus an increase of $739.1 million in the first nine months of last fiscal year. Although we normally build inventories in advance of the holiday selling season, this year's increase in merchandise inventory over the prior year reflects Circuit City's focus on customer service, which includes a commitment to improved merchandise availability, a broader assortment in selected categories and improved merchandise displays. We believe that the improved sales growth posted in the first nine months of this fiscal year also in part, reflects these strategies. Accounts payable increased by $556.2 million in the first nine months of this fiscal year versus an increase of $851.9 million in the first nine months of last year reflecting our earlier seasonal inventory build in the current year compared with fiscal 2002. Our accelerated inventory build resulted in a corresponding acceleration of payments to vendors.

Retained interests in securitized receivables increased by $123.7 million in the first nine months of this fiscal year versus an increase of $55.9 million in the first nine months of last fiscal year. The current year increase in retained interests in securitized receivables reflects our required holding of duplicate collateral on two public securitizations that are currently in their controlled accumulation period. With an aggregate face value of $1.40 billion, these are the Company's two largest securitizations currently outstanding, and, therefore, the duplicate collateral requirement significantly increases the amount of our retained interests. One series is scheduled to fully mature in February 2003 and the other is scheduled to fully mature in March 2003. The requirement to hold duplicate collateral terminates at the final maturity dates of the underlying public securitizations.

Investing Activities. Net cash used in investing activities was $51.7 million in the nine months ended November 30, 2002, compared with net cash of $80.2 million used in investing activities in the first nine months of last year. Capital expenditures decreased to $111.1 million in the first nine months of fiscal 2003 from $133.9 million in the comparable period last year. Capital spending in the first nine months of fiscal 2003 included spending related to eight new Superstores, nine relocated Superstores, remodeled video departments in 301 Superstores and full-store lighting upgrades in 311 Superstores. Capital spending in the first nine months of last fiscal year included spending related to ten new Superstores, eight relocated Superstores and full-store remodeling of 24 Superstores.

Proceeds from the sale of property and equipment declined to $31.1 million in the first nine months of fiscal 2003, compared with $53.7 million in the first nine months of last year. Proceeds from sales of property and equipment in the first nine months of last year included amounts received from the sale-leaseback of Circuit City's Orlando, Fla., distribution center.

At the separation date, Circuit City received a one-time special dividend payment of $28.4 million from CarMax. This dividend was paid in recognition of the Company's ongoing contingent liability associated with lease agreements on 23 of CarMax's sales locations originally entered into by Circuit City.

On January 7, 2003, the Company announced that its board of directors authorized the repurchase of up to $200 million of the Company's common stock. These repurchases may be made from time to time in the open market. The price to be paid and the timing of purchases will be at the discretion of management. Based on the current market value of the common stock at the announcement date, the authorization would allow the Company to repurchase up to approximately 13 percent of the 210.5 million shares then outstanding.

Financing Activities. Net cash provided by financing activities was $32.1 million in the first nine months of fiscal 2003, compared with net cash provided by financing activities of $157.0 million in the comparable period last year.

A $100 million outstanding term loan matured in July 2002 and was repaid using existing working capital. At the payment date, $22.2 million had been allocated to Circuit City and is included in payments on long-term debt on the statement of cash flows as of November 30, 2002. The remaining balance had been allocated to CarMax and is included in cash used in discontinued operations on the statement of cash flows as of November 30, 2002.

At November 30, 2002, the Company had cash and cash equivalents of $437.5 million and total outstanding debt of $71.0 million, including $58.0 million outstanding under short-term seasonal lines of credit. The Company maintains $210 million in committed seasonal lines of credit that are renewed annually with various banks. Under these facilities, Circuit City must meet financial covenants relating to minimum tangible net worth, debt to net worth and the current ratio. The Company was in compliance with these covenants at November 30, 2002. A $150 million unsecured revolving credit facility was not renewed at its August 31, 2002, expiration date.

At November 30, 2002, the aggregate principal amount of securitized credit card receivables totaled $1.38 billion under the private-label program and $1.45 billion under the bankcard program. During the third quarter of fiscal 2003, we completed no new public securitization transactions. We completed a $470 million bankcard receivable securitization transaction and a $300 million private-label and co-branded Visa credit card receivable securitization transaction during the first nine months of fiscal 2003. At November 30, 2002, the unused capacity of the private-label variable funding program was $352.4 million and the unused capacity of the bankcard variable funding program was $272.7 million. At November 30, 2002, no provisions provided recourse to the Company for credit losses on the securitized receivables.

We anticipate that we will be able to expand or enter into new securitization arrangements to meet the future needs of the finance operation.

Our finance operation is conducted through our wholly owned subsidiary First North American National Bank, a limited-purpose credit card bank chartered, regulated and supervised by the Office of the Comptroller of the Currency.
Following a structural change in the Company's credit card receivables securitization programs that substantially reduced the bank's capital requirements, FNANB requested that the OCC approve an approximately $350 million reduction in capital in the form of a special dividend to Circuit City Stores, Inc. During the third quarter, Circuit City Stores, Inc. received a dividend of approximately $130 million from FNANB in accordance with OCC capital regulations. Approval by the OCC for the remaining capital reduction in the amount of approximately $220 million is pending. At November 30, 2002, FNANB had cash and cash equivalents of approximately $280 million and capital of approximately $250 million.

We expect that available cash resources, credit facilities, sale-leaseback transactions, landlord reimbursements and cash generated by operations will be sufficient to fund capital expenditures and working capital for the foreseeable future.


                           Forward-Looking Statements

This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K/A for the year ended February 28, 2002, and the Company's proxy statement included in the registration statement on Form S-4 filed by CarMax, Inc. (File No. 333-85240) related to the separation of CarMax, Inc. from the Company.

                                     ITEM 3.

                          Quantitative and Qualitative
                          Disclosures About Market Risk


Receivables Risk

The Company manages the market risk associated with the credit card revolving loan portfolios of its finance operation. Portions of these portfolios have been securitized in transactions accounted for as sales in accordance with SFAS No. 140 and, therefore, are not presented on the Company's consolidated balance sheets.

Consumer Revolving Credit Receivables. The majority of accounts in the credit card portfolios are charged interest at rates indexed to the prime rate, adjustable on a monthly basis subject to certain limitations. The balance of the accounts are charged interest at a fixed annual percentage rate. At November 30, 2002, and February 28, 2002, the total outstanding principal amount of credit card receivables had the following interest rate structure:


(Amounts in millions)                         November 30          February 28
--------------------------------------------------------------------------------
Indexed to prime rate.....................       $2,756                $2,645
Fixed APR.................................          178                   202
                                           ------------------------------------
Total.....................................       $2,934                $2,847
                                           =====================================

Financing for the credit card receivables is achieved through asset securitization programs that, in turn, issue both private and public market debt, principally at floating rates based on LIBOR and commercial paper rates. Receivables held for sale are financed with working capital. The total principal amount of receivables securitized or held for sale at November 30, 2002, and February 28, 2002, was as follows:

(Amounts in millions)                         November 30          February 28
--------------------------------------------------------------------------------

Floating-rate securitizations.............       $2,824                $2,798
Held for sale (1).........................          110                    49
                                            ---------------------------------
Total.....................................       $2,934                $2,847
                                            ====================================

(1) Held by a bankruptcy-remote special purpose subsidiary.

Interest Rate Exposure. The Company is exposed to interest rate risk on its securitized credit card portfolio, especially when interest rates move dramatically over a relatively short period of time. Market risk is the exposure created by potential fluctuations in interest rates. We have mitigated this risk through matched funding. However, the ability to increase the finance charge yield of the Company's variable rate credit cards may be contractually limited or limited at some point by competitive conditions. The Company enters into interest rate cap agreements to meet the requirements of the credit card receivable securitization transactions. The Company has entered into offsetting interest rate cap positions and, therefore, does not anticipate market risk arising from interest rate caps. Generally, changes only in interest rates do not have a material impact on the Company's results of operations.

Credit risk is the exposure to nonperformance of another party to an agreement. Credit risk is mitigated by dealing with highly rated bank counterparties. The market and credit risks associated with financial derivatives are similar to those relating to other types of financial instruments. Refer to Note 6 for a description of these items.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          As previously reported in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 2002, and the Company's Quarterly Reports on Form 10-Q for the quarters ended May 31 and August 31, 2002, a consolidated amended class action complaint, which alleges federal securities law violations by the Company and its chief executive officer, chief financial officer and principal accounting officer, has been filed in the United States District Court for the Eastern District of Virginia. In November 2002, the defendants filed a motion to dismiss the complaint. The Company expects the court to hold a hearing on this motion during the first quarter of calendar year 2003. At the present time, no class has been certified in the case. The Company believes that the allegations in the consolidated amended complaint are without merit and that the Company and the other defendants have substantial defenses to the claims alleged. The Company intends to defend this action vigorously.


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

               (3)(i)    Articles of Incorporation

                         Amended and Restated Articles of Incorporation of Circuit City Stores, Inc., effective February 3, 1997, as amended through October 1, 2002, filed herewith.


               (3)(ii)   Bylaws

                         Bylaws of Circuit City Stores, Inc., as amended and restated June 18, 2002, filed as Exhibit 3(ii)(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

               (4)       Instruments Defining the Rights of Security Holders

                         Third Amended and Restated Rights Agreement dated as of October 1, 2002, between Registrant and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/A filed on October 1, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

               (99)(i) Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

               (99)(ii) Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

          (b)  Reports on Form 8-K

               The Company filed a Form 8-K on September 10, 2002, announcing that the Company's shareholders approved the separation of the CarMax Group from the Company and that the Company's board of directors authorized the redemption of the Company's CarMax Group stock and the distribution of CarMax, Inc. common stock to effect the separation.

               The Company filed a Form 8-K on October 1, 2002, announcing the completion of the separation of the CarMax Group from the Company.

               The Company filed a Form 8-K on October 15, 2002, stating that its principal executive officer and principal accounting officer had executed and filed with the SEC the sworn statements required by SEC Order No. 4-460.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CIRCUIT CITY STORES, INC.




                                      By:   /s/ W. Alan McCollough
                                            ------------------------------------
                                            W. Alan McCollough
                                            Chairman, President and
                                            Chief Executive Officer



                                      By:   /s/ Michael T. Chalifoux
                                            ------------------------------------
                                            Michael T. Chalifoux
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Corporate Secretary



                                      By:   /s/ Philip J. Dunn
                                            ------------------------------------
                                            Philip J. Dunn
                                            Senior Vice President, Treasurer,
                                            Corporate Controller and
                                            Chief Accounting Officer




January 14, 2003

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

Date:  January 14, 2003


                                                       /s/ W. Alan McCollough
                                                       ----------------------
                                                       W. Alan McCollough
                                                       Chairman, President and
                                                       Chief Executive Officer

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

Date:  January 14, 2003


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

               (3) (i)   Articles of Incorporation

                         Amended and Restated Articles of Incorporation of Circuit City Stores, Inc., effective February 3, 1997, as amended through October 1, 2002, filed herewith.


               (3) (ii)  Bylaws

                         Bylaws of Circuit City Stores, Inc., as amended and restated June 18, 2002, filed as Exhibit 3(ii)(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

               (4)       Instruments Defining the Rights of Security Holders

                         Third Amended and Restated Rights Agreement dated as of October 1, 2002, between Registrant and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 1 to the Company's Form 8-A/A filed on October 1, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

               (99)(i) Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

               (99)(ii) Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.