Form 10-K
period 2003-02-28
CIRCUIT CITY STORES INC
filed 2003-05-27
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to _________

                           Commission File No.: 1-5767
                            CIRCUIT CITY STORES, INC.
             (Exact name of Registrant as specified in its charter)

             VIRGINIA                                         54-0493875
  (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

           9950 Mayland Drive
           Richmond, Virginia                                        23233
(Address of Principal Executive Offices)                           (Zip Code)

       Registrant's telephone number, including area code: (804) 527-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
         Title of Each Class                              on Which Registered
Common Stock, Par Value $0.50 per share                 New York Stock Exchange

Rights to Purchase Preferred Stock,
Series E, Par Value $20.00 per share                    New York Stock Exchange

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No ___

      The aggregate market value of the Registrant's common shares held by non-affiliates as of August 30, 2002, which was the last business day of the Registrant's most recently computed second fiscal quarter, was $2,927,916,030 based upon the closing price of these shares as reported by the New York Stock Exchange on that date.

      On April 30, 2003, the company had outstanding 207,197,012 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K: (1) pages 15 through 46 of the company's Annual Report for the fiscal year ended February 28, 2003, (Parts I, II and IV) and (2) "Item One-Election of Directors," "Beneficial Ownership of Securities," "Compensation of Executive Officers," "Compensation of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Equity Compensation Plan Information" in the company's Definitive Proxy Statement dated May 9, 2003, furnished to shareholders of the company in connection with the 2003 Annual Meeting of Shareholders (Part III).

                                TABLE OF CONTENTS
Item                                                                                                                     Page

PART I

1.   Business .........................................................................................................     3

2.   Properties .......................................................................................................     8

3.   Legal Proceedings.................................................................................................    10

4.   Submission of Matters to a Vote of Security Holders...............................................................    10

     Executive Officers of the Company.................................................................................    10

PART II

5.   Market for the Company's Common Equity and Related Shareholder Matters ...........................................    11

6.   Selected Financial Data...........................................................................................    11

7.   Management's Discussion and Analysis of Results of Operations and Financial Condition.............................    11

7A.  Quantitative and Qualitative Disclosures about Market Risk .......................................................    11

8.   Financial Statements and Supplementary Data.......................................................................    12

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................    12

PART III

10.  Directors and Executive Officers of the Company...................................................................    12

11.  Executive Compensation............................................................................................    12

12.  Security Ownership of Certain Beneficial Owners and Management....................................................    12

13.  Certain Relationships and Related Transactions....................................................................    12

14.  Controls and Procedures...........................................................................................    12

PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................................    13

     Signatures........................................................................................................    14

     Certifications....................................................................................................    16

     Schedule II.......................................................................................................   S-1

     Exhibit Index.....................................................................................................  EI-1

                                     PART I

Item 1.  Business.

         Circuit City Stores, Inc. was incorporated under the laws of the Commonwealth of Virginia in 1949. Its corporate headquarters are located at 9950 Mayland Drive, Richmond, Va. Its retail operations consist of Circuit City Superstores and mall-based Circuit City Express stores. The Company has a finance operation including a wholly owned credit card bank, First North American National Bank, that provides consumer revolving credit.


         The company's Web site address is www.circuitcity.com. The company makes available, free of charge through its Web site, its Annual Report on Form 10-K, quarterly reports or Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as practicable after filing or furnishing the material with the Securities and Exchange Commission.

         Capital Structure. From February 7, 1997, to October 1, 2002, the common stock of Circuit City Stores, Inc. consisted of two common stock series that were intended to reflect the performance of the company's two businesses. The Circuit City Group common stock was intended to reflect the performance of the Circuit City consumer electronics stores and related operations and the shares of CarMax Group common stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group common stock. The CarMax Group common stock was intended to reflect the performance of the CarMax auto superstores and related operations.

         Effective October 1, 2002, the CarMax auto superstore business was separated from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., formerly a wholly owned subsidiary of Circuit City Stores, Inc., became an independent, separately traded public company. Following the separation, the Circuit City Group common stock was renamed Circuit City common stock. See "Discontinued Operations" below for additional information.

         General. Circuit City is a leading national retailer of brand-name consumer electronics, personal computers and entertainment software. It sells:

         o video equipment, including televisions, digital satellite systems, DVD players, video cassette recorders, camcorders and cameras;

         o   audio equipment, including home and portable audio systems;

         o   mobile  electronics,   including  car  audio,  video  and  security
             systems;

         o home office products, including personal computers, printers, peripherals, software and facsimile machines;

         o entertainment software, including video games, DVD movies and music; and

         o other consumer electronics products,including wireless phones, corded and cordless phones and accessories.

Merchandise   lines   vary  by   location   based  on  store   size  and  market
characteristics. Most merchandise is supplied directly to the stores by regional warehouse distribution facilities.

         Prior to fiscal year 2002, Circuit City sold major appliances. In fiscal year 2001, the company exited the major appliance category and expanded its selection of key consumer electronics and home office products in all Circuit City Superstores. See "Appliance Exit" below for additional information.

         Through Digital Video Express, 75 percent of which was owned by the company, Circuit City developed a new digital video system for watching movies at home. Divx was primarily engaged in the business of licensing this technology and replicating and distributing specially encrypted DVDs at wholesale. Circuit City was allocated 100 percent of Divx's losses from Divx's inception. The Divx business was discontinued in fiscal 2000. See "Discontinued Operations" below for additional information.

         Expansion and Revitalization. At April 30, 2003, Circuit City operated 626 retail locations throughout the United States. Circuit City has established its presence in virtually all of the nation's top 100 markets and, therefore, contemplates only limited geographic expansion. However, the company expects to add to the existing store base as attractive market opportunities arise. In fiscal 2004, Circuit City expects to open approximately eight new Circuit City Superstores.

         Recognizing the continual evolution of consumer shopping preferences, three years ago the company created a new store design in-step with today's consumer, but also flexible enough to meet future demands. New stores have a brighter, more contemporary look and an open, easily navigable floor plan conducive to browsing. The company has improved product adjacencies so that customers can not only better compare features and benefits across product categories, but also can shop for related accessories and peripherals in convenient proximity. Shopping carts, baskets and cash register checkouts at the front of the store create a comfortable shopping environment for the growing level of take-with products in the stores. Standardized fixtures accommodate more take-with selections and provide greater flexibility to adapt to future changes in Circuit City's product categories.

         At the same time, the company has focused on opportunities to upgrade and improve the existing store base. In the last three years, the company conducted several remodeling tests and developed a framework for evaluating store sites and determining the optimal upgrade approach. In fiscal 2003, the company conducted the first large-scale phase of the remodeling initiative with a remodeled video department and full-store lighting upgrade installed in 299 Superstores, including 79 stores that had been newly constructed or fully remodeled in the last three years. The video department remodel allows the company to better showcase this category as consumer interest in digital televisions and other new display technologies, including flat panel plasma and LCD televisions, continues to rise. Based on the favorable returns on full-store remodels, the company plans to continue the multi-year remodeling program, adapting more locations to the buying patterns of consumers and supporting the new store operating model. Full remodeling of approximately five stores and the installation of new fixtures in approximately 200 stores is planned for fiscal 2004. The new fixtures will help make more products available on the sales floor for customers, create better adjacencies and expand product assortments in some stores. The new fixtures also should further support the company's simplified store operating model and give the company greater flexibility to shift merchandise displays within the store as new products and technologies are introduced.

         Where trade areas have shifted away from a store site, the company has chosen to strategically relocate the store to a more vibrant and convenient location. Circuit City relocated 11 Superstores in fiscal 2003. The company has been especially pleased with the performance of relocated stores and intends to accelerate the relocation activities, relocating 18 Superstores to 22 Superstores in fiscal 2004. The company expects to accelerate the relocation pace with a target of 50 relocations, depending upon real estate availability, in fiscal 2005.

         At April 30, 2003, 103 Superstores, or 17 percent of the 611 Superstores had been fully remodeled, relocated or newly constructed within the last three years.

         Merchandising. Each Circuit City store location follows detailed operating procedures and merchandising programs. Included are procedures for inventory maintenance, customer relations, store administration, merchandise display, store security and the demonstration and sale of products. Most merchandise is supplied directly to the stores from one of Circuit City's seven automated distribution centers, which are strategically located around the country, and from a centrally located automated software entertainment distribution center. Circuit City uses a centralized buying organization. The central buying staff reduces costs by purchasing in large volumes and structuring a sound basic merchandising program. To improve the company's competitive position, Circuit City has initiated an effort to source more product directly from overseas manufacturers. The primary purposes of direct importing are to lower product acquisition costs and to increase product differentiation. Circuit City's merchandising strategy emphasizes a broad selection of products, including the industry's newest technologies, and a wide range of prices. Merchandise mix and displays are controlled centrally to help ensure a high level of consistency among the stores. Merchandise pricing can vary by market to reflect local competitive conditions.

         Suppliers. During fiscal 2003, Circuit City's 10 largest suppliers accounted for approximately 59 percent of merchandise purchased. Circuit City's major suppliers include Sony Corporation; Hewlett Packard; Panasonic; Thomson Multimedia, Inc.; JVC Company of America; Toshiba; Hitachi America LTD; Apex Digital, Inc.; eMachines, Inc. and Universal Music and Video Distribution. Brand-name advertised products are sold by all Circuit City retail locations. In fiscal 2003, the company created alliances with key manufacturers to provide unique product offerings not available at other big-box retailers. For example, Circuit City has teamed with Sharper Image Corporation to put the "best of Sharper Image products" on the shelves and has partnered with Sharp Systems of America to be the exclusive national retailer for their award-winning Actius line of ultra-thin laptop computers. Circuit City has no significant long-term contracts for the purchase of merchandise.

         Advertising. Circuit City's business relies on considerable amounts of advertising to maintain high levels of consumer awareness. Advertising expenditures from continuing operations were 3.5 percent of net sales and operating revenues in fiscal 2003, 3.8 percent in fiscal 2002 and 4.1 percent in fiscal 2001. Circuit City uses multi-page newspaper advertisements, network and cable television advertising, magazine advertising, direct mail and interactive media. The multi-page newspaper advertisements provide an extensive presentation of the range of consumer electronics products sold at Circuit City stores and generally feature products at highly competitive prices. Circuit City is generally one of the largest newspaper advertisers in markets that it serves. Television and magazine advertising generally features the company's low price guarantee, called Price Match Plus, but focuses on differentiating elements in the service offer such as the "no-hassle" return policy, freedom from restocking fees and the Web site's Express Pickup feature.

         Competition. The consumer electronics industry is highly competitive. Circuit City's competitors include large specialty, discount or warehouse retailers as well as local, regional and Internet-based retailers. As part of its competitive strategy, Circuit City offers what it believes to be highly competitive prices on the merchandise stocked in its stores and offered on its Web site. But the company also offers a low-price guarantee, called Price Match Plus. Under this guarantee, for every product that Circuit City sells, with some restrictions, the company will meet any advertised price from a local store stocking the same new item. In most cases, if a customer finds a lower advertised price, including Circuit City's own sale price, within 30 days, then Circuit City will refund the difference plus 10 percent of the difference to the customer. Customers who order on the Web, but pick up their product at the store using the Express Pickup feature, automatically receive the lower of the Web price or the in-store price.

         Circuit City distinguishes its stores from the competition by offering a broad merchandise assortment and delivering higher customer service levels. For each major product category the company balances the assortment to include opening and mid-level price points along with fully featured, high-end technology items that carry higher prices. Product specialists, trained using comprehensive online training courses; convenient credit options; factory-authorized product repairs; home delivery and home installation; onsite installation centers for automotive electronics; and no-hassle exchange, no-lemon and no restocking fee policies all demonstrate Circuit City's strong commitment to customer service. Every Circuit City purchase, whether made at a store or on the company's Web site, can be returned or exchanged at any of the company's 600 plus stores, and Circuit City is the only national consumer electronics chain that does not charge restocking fees. The company also offers a comprehensive CityadvantageSM Protection Plan that provides product protection beyond the manufacturers' warranties. The Protection Plan options include a Replacement Protection Plan, which reimburses the customer via check or gift card for the original purchase price of defective electronics that are uneconomical to repair.

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

         Employees/Training. At April 30, 2003, the company had 39,432 hourly and salaried employees. In early February 2003, the company changed from a dual pay structure, which included both commission and hourly pay, for the sales force to a single hourly pay structure. Circuit City Superstores are staffed with:

         o sales support personnel such as customer service associates, product specialists and stockpersons;

         o   a store director;

         o   two or more sales managers; and

         o   an operations manager or assistant store director.

None of these employees are subject to a collective bargaining agreement. Additional personnel may be employed during peak selling seasons.

         Store Associates receive periodic training delivered by customized Web-based interactive courses, supported with in-store mentoring. Courses include product knowledge with an emphasis on new technology, customer service and store operations. Associates also receive online tutoring with links to vendor Web sites for additional resources. In fiscal 2003, Circuit City adopted a certification program for product specialists to establish minimum proficiency levels and measure each product specialist's product knowledge and customer service skills. Management training programs are designed to prepare future leaders and include Web-based training, in-store activities, online tutoring and classroom instruction.

         Consumer Credit. The company's business is affected by consumer credit availability, which varies with a number of factors, including the state of the economy and the location of a particular store. In order to provide its customers with more credit options, in fiscal 1991, the company established FNANB, a federally chartered limited purpose credit card bank that is wholly owned by the company.

         From 1990 to June 2002, FNANB issued a private-label credit card, which was a credit card that only could be used to purchase merchandise and services from the company. In June 2002, in connection with the launch of a co-branded Visa(R) credit card, FNANB stopped issuing new private-label credit accounts; however, existing private-label accounts remain in place. The co-branded Visa credit card, referred to as the Circuit City Plus(TM) card, bears both the Circuit City and Visa names and is accepted not only at the company's stores and www.circuitcity.com, but also worldwide wherever Visa credit cards are accepted. FNANB also issues Visa credit cards that do not bear the Circuit City name. These Visa credit cards and a small number of previously issued MasterCard(R) accounts are serviced through the bankcard portfolio by FNANB. FNANB's credit extension, customer service and collection operations are fully automated with state-of-the-art technology to maintain a high level of profitability and customer service. In fiscal 2003, approximately 18 percent of Circuit City's total sales were made through its private-label and Circuit City Plus credit cards and approximately 50 percent through third-party credit sources.

         The receivables generated by FNANB's credit card programs are financed through asset securitization programs. For additional discussion of these programs, see "Off-Balance-Sheet Arrangements" on pages 26 and 27 and Note 6 to the consolidated financial statements on pages 38 and 39 of the company's 2003 Annual Report, which is incorporated in this item by reference.

         FNANB is regulated and supervised by the Office of the Comptroller of the Currency. OCC regulations require, among other things, examination by the OCC of FNANB's underwriting policies and procedures and compliance with certain capital and earnings adequacy requirements. In addition, FNANB is required to comply with both state and federal consumer protection laws including the Equal Credit Opportunity Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, Gramm-Leach-Bliley Act, Truth-in-Lending Act and USA PATRIOT Act.

         Systems. Circuit City's in-store point-of-sale system maintains an online record of all transactions and allows management to track performance by region, store and individual sales counselor. The information gathered by the system supports automatic replenishment of in-store inventory from the regional distribution centers and is incorporated into product buying decisions. The POS system is interfaced with FNANB's credit approval system. The in-store POS system also is seamlessly integrated with the company's e-commerce Web site, www.circuitcity.com. This integration provides the capability for in-store pickup of merchandise ordered from the Internet and allows for in-store ordering of merchandise for shipment directly to the customer's home. In the stores, electronic signature capture for all credit card purchases, automatic printing of manufacturers' rebates, bar-code scanning for product returns and repairs, automatic price tag printing for price changes and computerized home delivery scheduling enhance Circuit City's customer service. These enhancements eliminate time-consuming administrative tasks for store Associates and reduce costs through smoother store-level execution. The POS system also is directly integrated with the registration systems of major Internet service providers such as America Online, CompuServe and MSN, allowing in-store registration with the interactive services to be completed in approximately five minutes. At in-store kiosks, the POS system also allows customers to sign up for high speed Internet service.

         Circuit City's Customer Service Information System maintains an online history of customer purchases and enables sales counselors to better assist customers with purchases by ensuring that new products can be integrated with existing products in the home. This system also facilitates product returns and repairs.

         The company also utilizes comprehensive, Web-based training systems to enhance the product knowledge of in-store Associates.

         Circuit City Direct. Circuit City's direct-to-consumer online business continues to grow and provide:

         o extensive product selection, including more than 300,000 music and movie titles;

         o in-depth product and technology information features, such as convenient side-by-side comparisons; and

         o   more than 75,000 customer ratings and reviews.

Customers have a choice of placing their orders directly on www.circuitcity.com or using 1-800-THE-CITY to place their orders over the phone. Internet customers can check near-time inventory at any Circuit City store, in addition to the in-stock availability for www.circuitcity.com. Delivery options include shipment to anywhere in the United States, Express Pickup at any of the more than 600 Circuit City stores and newly added convenient home delivery of TVs 24 inches and larger. Circuit City's customers also are able to order out-of-stock and line extension products when shopping at any Circuit City store, giving them access to a vastly expanded selection that can be shipped to anywhere in the United States. Products purchased through the Web site can be serviced through, exchanged at, or returned to any Circuit City Superstore location.

         In addition to Circuit City's own Web site, the company has partnered with Amazon.com to increase selection and convenience for Amazon's consumer electronics shoppers by providing immediate in-store pickup at Circuit City stores nationwide or shipping of thousands of electronics items to anywhere in the United States. In cases where Amazon.com and Circuit City offer the same electronics products, customers have the choice between traditional Amazon.com shipping options and immediate pickup from a nearby Circuit City Superstore. Items offered exclusively by Circuit City are available for either in-store pickup or shipment from Circuit City's distribution channel; merchandise offered exclusively by Amazon.com will be delivered from Amazon.com.

         Distribution. As of April 30, 2003, Circuit City operated seven automated regional electronics distribution centers, each designed to serve stores within a 500-mile range. These centers use conveyor systems and laser bar-code scanners to reduce labor requirements, prevent inventory damage and maintain inventory control. Circuit City also operates one smaller distribution center that primarily handles larger non-conveyable electronics products. Circuit City believes that for most merchandise the use of the distribution centers enables it to distribute efficiently a broad selection of merchandise to its stores, reduce inventory requirements at individual stores, benefit from volume purchasing and maintain accounting control. Circuit City also operates an automated centralized entertainment software distribution center that serves all stores and an import consolidation center that supports our distribution network.

         Service. Circuit City offers service and repairs for most of the merchandise it sells. The company also offers its comprehensive Cityadvantage Protection Plan, which provides protection beyond the standard manufacturers' warranties for computer products, home audio/video and mobile electronics. The plan includes:

         o   terms up to five years,

         o   a nationwide service network,

         o   guaranteed repair or replacement,

         o   a no-lemon guarantee,

         o   in-home service options and


         o   unlimited power surge coverage.

For some electronics, such as portable stereo systems, VCRs, telephones, video game systems, 35-mm cameras, fax machines and music keyboards, the Cityadvantage options include a Replacement Protection Plan. If a customer purchases an RPP, the customer can return defective merchandise during the plan period and receive a check or Circuit City gift card for the original purchase price of the merchandise.

         Circuit City sells the Cityadvantage Protection Plan on behalf of unaffiliated third parties that are the primary obligors. Under these third-party warranty programs, Circuit City has no contractual liability to the customer. Certain third-party warranty sales are not permitted in a few states depending on the Protection Plan offered. In these states, Circuit City sells the applicable Cityadvantage Protection Plan for which the company is the primary obligor.

         As of April 30, 2003, Circuit City had 15 regional factory-authorized repair facilities. To meet customer needs, merchandise that requires service or repair usually is moved by truck from the stores to the nearest regional service facility and is returned to the store for customer pickup after repair. Circuit City also has in-home technicians who service large items not conveniently carried to the store.

         Seasonality. Like many retail businesses, Circuit City's sales are greater in the fourth quarter of the fiscal year than in other periods of the fiscal year because of holiday buying patterns. A corresponding pre-season inventory build-up is associated with this sales volume. This increased sales volume results in a lower ratio of fixed costs to sales and a higher ratio of net earnings to sales in the fourth fiscal quarter. Circuit City's net sales and operating revenues from continuing operations for the fourth fiscal quarter, which includes the holiday season, were $3.19 billion in fiscal 2003, $3.36 billion in fiscal 2002 and $3.15 billion in fiscal 2001. Fourth quarter sales represented approximately 32 percent of net sales and operating revenues in fiscal 2003, 35 percent in fiscal 2002 and 31 percent in fiscal 2001.

         Appliance Exit. In the second quarter of fiscal 2001, the company began to exit the major appliance category and expand its selection of key consumer electronics and home office products in all Circuit City Superstores. This process was completed in November 2000. To exit the appliance business, the company closed eight distribution centers and eight service centers. The company leases the majority of these closed properties. While the company has subleased some of these properties, it continues the process of marketing the remaining properties to be subleased.

         In fiscal 2001, the company recorded appliance exit costs of $30.0 million. In the fourth quarter of fiscal 2002, the company recorded additional lease termination costs of $10.0 million to reflect the changes in the rental market for these leased properties. In fiscal 2003, the company made payments, net of accretion expense, of $5.9 million for lease termination costs. The appliance exit cost liability was $13.8 million at February 28, 2003, and $19.7 million at February 28, 2002.

         Discontinued Operations. (A) CarMax: On September 10, 2002, the company's shareholders approved the separation of the CarMax auto superstore business from Circuit City Stores, Inc. and the company's board of directors authorized the redemption of the company's CarMax Group common stock and the distribution of CarMax, Inc. common stock to effect the separation. On October 1, 2002, the separation was effective and CarMax, Inc. became an independent, separately traded public company. Each outstanding share of CarMax Group common stock was redeemed in exchange for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Group common stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group common stock owned as of September 16, 2002, the record date for the distribution. Following the separation, the Circuit City Group common stock was renamed Circuit City common stock. All CarMax results prior to the separation date are presented as results from discontinued operations on the consolidated statements of earnings. The company recorded no gain or loss as a result of the separation.

         With the separation, CarMax paid a special dividend of $28.4 million to Circuit City Stores, Inc. in recognition of the company's continuing contingent liability on leases related to 23 CarMax locations. Net earnings from the discontinued CarMax operations were $64.5 million for fiscal 2003, representing CarMax results for the seven months prior to the separation date. Net earnings from discontinued operations were $90.8 million in fiscal 2002 and $45.6 million in fiscal 2001. Reflected on the consolidated balance sheet at February 28, 2002, were total assets of discontinued CarMax operations of $720.2 million and total liabilities of discontinued CarMax operations of $234.7 million. Discontinued operations related to CarMax have been segregated on the consolidated statements of cash flows.

         (B) DIVX: On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations. For fiscal 2003, 2002 and 2001, the discontinued Divx operations had no impact on the net earnings of the company. As of February 28, 2003, entities comprising the discontinued Divx operations have been dissolved. The remaining Divx liabilities, totaling $8.0 million, have been assumed by the company and are included on the consolidated balance sheet at February 28, 2003.

Item 2.  Properties.

         At April 30, 2003, the company's Circuit City retail operations were conducted in 626 locations, including 611 Superstores and 15 mall-based Circuit City Express Stores.

         The following table summarizes the company's retail units as of April 30, 2003:

                                              Express
                            Superstores       Stores         Total
Alabama                          7              1              8
Arizona                         10              -             10
Arkansas                         4              -              4
California                      83              -             83
Colorado                        12              -             12
Connecticut                      7              1              8
Delaware                         2              -              2
Florida                         45              -             45
Georgia                         22              2             24
Hawaii                           1              -              1
Idaho                            2              -              2
Illinois                        35              1             36
Indiana                         15              -             15
Kansas                           5              -              5
Kentucky                         6              -              6
Louisiana                        8              1              9
Maine                            2              -              2
Maryland                        17              -             17
Massachusetts                   15              2             17
Michigan                        23              1             24
Minnesota                        9              1             10
Mississippi                      3              -              3
Missouri                        12              -             12
Nebraska                         2              -              2
Nevada                           5              -              5
New Hampshire                    5              1              6
New Jersey                      17              -             17
New Mexico                       1              -              1
New York                        29              1             30
North Carolina                  18              1             19
Ohio                            27              1             28
Oklahoma                         4              -              4
Oregon                           7              -              7
Pennsylvania                    25              -             25
Rhode Island                     1              -              1
South Carolina                   8              -              8
Tennessee                       13              -             13
Texas                           48              -             48
Utah                             5              -              5
Vermont                          1              -              1
Virginia                        25              1             26
Washington                      12              -             12
West Virginia                    4              -              4
Wisconsin                        8              -              8
Wyoming                          1              -              1
                               ---------------------------------

                               611             15            626
                               =================================


         Of the stores open at April 30, 2003, the company owns three stores and leases the remaining stores.

         Of the company's 10 distribution centers, nine are leased. The company owns a 388,000-square-foot consumer electronics distribution center in Doswell, Va., which has been financed with Industrial Development Revenue Bonds. For information with respect to these bonds, see Note 9 to the consolidated financial statements on page 40 of the company's 2003 Annual Report, which is incorporated in this item by reference.

         The company owns one of its 15 service centers. In addition, the company owns most of the land, but leases the three buildings, where its corporate headquarters is located. The company leases space for all warehouse, service and office facilities except for the aforementioned properties.

         For information regarding the company's obligations under the leases for its retail units, distribution centers, repair centers and other facilities, see Note 12 to the consolidated financial statements on pages 41 and 42 of the company's 2003 Annual Report, which is incorporated herein by reference.

Item 3.  Legal Proceedings.

         As previously reported in the Company's Annual Report on Form 10-K/A for the fiscal year ended February 28, 2002, and the Company's Quarterly Reports on Form 10-Q for the quarters ended May 31, August 31, and November 30, 2002, a consolidated amended class action complaint, which alleged federal securities law violations by the Company and its chief executive officer, chief financial officer and principal accounting officer, was filed in the United States District Court for the Eastern District of Virginia. The Company and the individual Defendants filed a motion to dismiss the suit that was heard by the Court in January of 2003. In February 2003 the Court granted the motion and dismissed the consolidated amended complaint with prejudice. No appeal was taken by the Plaintiffs.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2003.

         Executive Officers of the Company.

         The following table identifies the executive officers of the company. The company is not aware of any family relationship between any executive officers of the company or any executive officer and any director of the company. The executive officers are generally elected annually and serve for one year or until their successors are elected. The next general election of officers is expected to occur in June 2003.


       Name                      Age                Office

 W. Alan McCollough              53          Chairman,President and
                                             Chief Executive Officer

 John W. Froman                  49          Executive Vice President
                                             Chief Operating Officer

 Michael T. Chalifoux            56          Executive Vice President
                                             Chief Financial Officer

 Kim D. Maguire                  47          Executive Vice President
                                             Chief Merchandising Officer

 Ann-Marie Austin-Stephens       44          Senior Vice President Strategic
                                             Business Planning and Development

 Dennis J. Bowman                49          Senior Vice President
                                             Chief Information Officer

 W. Stephen Cannon               51          Senior Vice President,
                                             General Counsel and Secretary

 Fiona P. Dias                   37          Senior Vice President
                                             President, Circuit City Direct

 Philip J. Dunn                  50          Senior Vice President,
                                             Treasurer and Controller

 Gary M. Mierenfeld              51          Senior Vice President
                                             Logistics, Product Service and Purchasing

 Jeffrey S. Wells                57          Senior Vice President
                                             Human Resources and Training

         Mr. McCollough is a director and a member of the company's executive committee. He joined the company in 1987 as general manager of corporate operations. He was elected assistant vice president in 1989, vice president and Central Division president in 1991, senior vice president - merchandising in 1994, president and chief operating officer in 1997, chief executive officer in June 2000 and chairman of the board in June 2002.

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

         Mr. Chalifoux is a director and a member of the company's executive committee. He joined the company in 1983 as corporate controller and was elected vice president and chief financial officer in 1988. He became senior vice president and chief financial officer in 1990. He was corporate secretary from 1993 to February 2003 and became executive vice president in 1998.

         Mr. Maguire joined the company in 2001 as executive vice president - merchandising. He was named chief merchandising officer in 2003. Prior to joining the company, Mr. Maguire had been employed by Target Stores for 20 years, most recently as senior vice president - hardlines from 1995 to 2001.

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

         Mr. Cannon joined the company in 1994 as senior vice president and general counsel and was named secretary in February 2003.

         Ms. Dias joined the company in 2000 as senior vice president - marketing. She was named president of Circuit City Direct in 2003. Before joining the company, she was chief marketing officer at Stick Networks, Inc. during 2000; vice president - marketing and development for the Frito-Lay Company from 1999 to 2000; and vice president of corporate development at Pennzoil Quaker State Company from 1996 to 1999. Prior to 1996, she held various brand management positions with The Procter and Gamble Company.

         Mr. Dunn joined the company in 1984. He was named treasurer in 1990, was promoted to vice president in 1992 and added the title of controller in 1996. In 1999, he was elected senior vice president.

         Mr. Mierenfeld joined the company in 1993 as vice president - distribution. He was elected senior vice president in 1999.

         Mr. Wells joined the company in 1996 as senior vice president - human resources and training. Prior to joining the company, he had served as a senior vice president of Toys "R" Us, Inc., beginning in 1992.

                                     Part II


Item 5.  Market for the Company's Common Equity and Related Shareholder Matters.

         The information appearing under the heading "Common Stock" on page 29 of the company's 2003 Annual Report is incorporated in this item by reference.

         As of April 30, 2003, there were 8,319 shareholders of record of common stock.

Item 6.  Selected Financial Data.

         The information appearing under the heading "Reported Historical Information" on page 15 of the company's 2003 Annual Report is incorporated in this item by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

         The information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 15 through 29 of the company's 2003 Annual Report is incorporated in this item by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         The information appearing under the sub-heading "Market Risk" on page 28 of the company's 2003 Annual Report is incorporated in this item by reference.

Item 8.  Financial Statements and Supplementary Data.

         The information appearing under the headings "Consolidated Statements of Earnings," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report," on pages 30 through 46 of the company's 2003 Annual Report is incorporated in this item by reference.

         The information appearing under the heading "Quarterly Financial Data (Unaudited)" on page 45 of the company's 2003 Annual Report is incorporated in this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III


         With the exception of the information incorporated by reference from the company's Proxy Statement in Items 10, 11 and 12 of Part III of this Annual Report on Form 10-K, the company's Proxy Statement dated May 9, 2003, is not to be deemed filed as a part of this Report.

Item 10. Directors and Executive Officers of the Company.

         The information appearing under the heading "Item One-Election of Directors" on pages 3 through 5 of the company's Proxy Statement dated May 9, 2003, is incorporated in this item by reference.

         The information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 18 of the company's Proxy Statement dated May 9, 2003, is incorporated in this item by reference.

Item 11. Executive Compensation.

         The information appearing under the heading "Compensation of Executive Officers" appearing on pages 10 through 18 of the company's Proxy Statement dated May 9, 2003, is incorporated in this item by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information appearing under the heading "Beneficial Ownership of Securities" appearing on pages 6 through 7 of the company's Proxy Statement dated May 9, 2003, is incorporated in this item by reference.

         The information appearing under the heading "Equity Compensation Plan Information" appearing on page 13 of the company's Proxy Statement dated May 9, 2003, is incorporated in this item by reference.

Item 13. Certain Relationships and Related Transactions.

         None.

Item 14. Controls and Procedures.

         The company's principal executive officer and principal financial officer have evaluated the effectiveness of the company's "disclosure controls and procedures," as that term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures are effective. There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

         1. Financial Statements.

            Consolidated Statements of Earnings for the fiscal years ended February 28, 2003, 2002 and 2001.

            Consolidated Balance Sheets at February 28, 2003 and 2002.

            Consolidated Statements of Cash Flows for the fiscal years ended February 28, 2003, 2002 and 2001.

            Consolidated Statements of Stockholder's Equity for the fiscal years ended February 28, 2003, 2002 and 2001.

            Notes to Consolidated Financial Statements.

            Independent Auditors' Report.

         2. Financial Statement Schedules. The following financial statement schedules of Circuit City Stores, Inc. for the fiscal years ended February 28, 2003, 2002, and 2001, are filed as part of this report and should be read in conjunction with the financial statements of Circuit City Stores, Inc.

            Schedule II Valuation and Qualifying Accounts and Reserves       S-1

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

     (b) Reports on Form 8-K.

         The company filed a Form 8-K on March 3, 2003, announcing approval by the Office of the Comptroller of the Currency of two special dividends to the company from First North American National Bank.

         The company filed a Form 8-K on March 10, 2003, announcing the company's fourth quarter fiscal year 2003 sales.

         The company filed a Form 8-K on March 18, 2003, announcing the declaration of a quarterly dividend of 1.75 cents per share of Circuit City Stores, Inc. common stock.

         The company filed a Form 8-K on April 2, 2003, announcing the company's fourth quarter and fiscal year 2003 results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CIRCUIT CITY STORES, INC.
                         (Registrant)



                         By:  /s/W. Alan McCollough
                              ---------------------------
                              W. Alan McCollough
                              Chairman, President and Chief Executive Officer


                         By:  /s/Michael T. Chalifoux
                              ---------------------------
                              Michael T. Chalifoux
                              Executive Vice President and
                              Chief Financial Officer


                         By:  /s/Philip J. Dunn
                              ---------------------------
                              Philip J. Dunn
                              Senior Vice President, Treasurer,
                              Controller and Chief Accounting Officer




May 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                    Title                   Date

Ronald M. Brill*                   Director              May 27, 2003
--------------------------
Ronald M. Brill

Carolyn H. Byrd*                   Director              May 27, 2003
--------------------------
Carolyn H. Byrd

Michael T. Chalifoux               Director              May 27, 2003
--------------------------
Michael T. Chalifoux

Richard N. Cooper*                 Director              May 27, 2003
--------------------------
Richard N. Cooper

Barbara S. Feigin*                 Director              May 27, 2003
--------------------------
Barbara S. Feigin

James F. Hardymon*                 Director              May 27, 2003
--------------------------
James F. Hardymon

Robert S. Jepson Jr.*              Director              May 27, 2003
--------------------------
Robert S. Jepson Jr.

/s/W. Alan McCollough              Director              May 27, 2003
--------------------------
W. Alan McCollough

Paula G. Rosput*                   Director              May 27, 2003
--------------------------
Paula G. Rosput

Mikael Salovaara*                  Director              May 27, 2003
--------------------------
Mikael Salovaara

Carolyn Y. Woo*                    Director              May 27, 2003
--------------------------
Carolyn Y. Woo

*By: /s/W. Alan McCollough
--------------------------
W. Alan McCollough,
Attorney-In-Fact

                                 Certifications


I, W. Alan McCollough, certify that:

1. I have reviewed this annual report on Form 10-K of Circuit City Stores, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 27, 2003

                                             /s/W. Alan McCollough
                                             ------------------------
                                             W. Alan McCollough
                                             Chairman, President and
                                             Chief Executive Officer

                                 Certifications


I, Michael T. Chalifoux, certify that:

1. I have reviewed this annual report on Form 10-K of Circuit City Stores, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 27, 2003


                                                 /s/Michael T. Chalifoux
                                                 ----------------------------
                                                 Michael T. Chalifoux
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                                                            S-1
                                   Schedule II

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves
                             (Amounts in thousands)


                                       Balance at           Charged           Charge-offs         Balance at
                                       Beginning              to                 less               End of
        Description                     of Year             Income            Recoveries             Year


Year ended February 28, 2001:
Allowance for doubtful accounts         $ 12,495            $ 5,171           $ (15,598)          $   2,068
                                        ========            =======           =========           =========

Year ended February 28, 2002:
Allowance for doubtful accounts         $  2,068            $ 3,485           $  (4,893)          $     660
                                        ========            =======           =========           =========

Year ended February 28, 2003:
Allowance for doubtful accounts         $    660            $ 4,790           $  (4,375)          $   1,075
                                        ========            =======           =========           =========


                                    Page S-1





                                                                             S-2

          Independent Auditors' Report on Financial Statement Schedule



The Board of Directors
Circuit City Stores, Inc.:

Under date of April 2, 2003, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 28, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended February 28, 2003, as incorporated by reference herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related Circuit City Stores, Inc. financial statement schedule as listed in Item 15(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/KPMG LLP



Richmond, Virginia
April 2, 2003

                                    Page S-2


                            Circuit City Stores, Inc.
                           Annual Report on Form 10-K


                                  EXHIBIT INDEX


(3)      Articles of Incorporation and Bylaws


                  (a)      Amended and Restated Articles of Incorporation of the
                           Company, effective February 3, 1997, as amended through October 1, 2002, filed as Exhibit 3(i) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

                  (b)      Bylaws  of  the  Company,  as  amended  and  restated
                           February 18, 2003, filed herewith.

 (4)     Instruments Defining the Rights of Security Holders, Including Indentures


                  (a) Third Amended and Restated Rights Agreement dated as of October 1, 2002, between the company and Wells
                           Fargo Bank Minnesota, N.A., as Rights Agent, filed as
                           Exhibit 1 to the company's Form 8-A/A filed on October 1, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.


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

                  (b)      Amendments  effective June 15, 2001, to the company's
                           2000 Non-Employee Directors Stock Incentive Plan, filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001 (File
                           No. 1-5767), are expressly incorporated herein by this reference.


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


                  (d)      Amendments  adopted June 17, 1997,  to the  company's
                           Amended  and  Restated  1989  Non-Employee  Directors
                           Stock Option Plan filed as Exhibit 10(ii) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997 (File No. 1-5767), are expressly incorporated herein by this reference.


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


                  (h)      Employee  agreement  between  the company and W. Alan
                           McCollough  effective March 1, 2002, filed as Exhibit
                           10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.


                                    Page EI-1


                  (i) Employee agreement between the company and John W. Froman effective March 1, 2002, filed as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

                  (j) Employee agreement between the company and Michael T. Chalifoux effective March 1, 2002, filed as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

                  (k) Employee agreement between the company and Kim D. Maguire effective March 1, 2002, filed herewith.

                  (l) Employee agreement between the company and Dennis J. Bowman effective March 1, 2002, filed as Exhibit 10(d) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

                  (m) The company's Annual Performance-Based Bonus Plan, as amended as of January 24, 1997, filed as Annex IV to the company's Definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.

                  (n) The company's Non-Employee Directors Deferred Compensation Plan, filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2000 (File No. 1-5767), is expressly incorporated herein by this reference.

                  (o) Program for deferral of director compensation implemented October 1995 filed as Exhibit 10(i) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 (File No. 1-5767), is expressly incorporated herein by this reference.

                  (p) Benefit Restoration Plan, effective February 28, 1999, filed as Exhibit 10(m) to the company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (File 1-5767), is expressly incorporated herein by this reference.


                  (q) The 1984 Circuit City Stores, Inc. Employee Stock Purchase Plan as Amended and Restated Effective October 1, 2002, filed herewith.

(13)     Annual Report

         Pages 15 through 46 of the company's Annual Report for the fiscal year ended February 28, 2003

(21)     Subsidiaries of the Company


(23)     Consent of Independent Auditors


(24)     Powers of Attorney

(99)     Additional Exhibits

         (i) Certification of CEO under section 906 of the Sarbanes-Oxley Act of 2002.

        (ii) Certification of CFO under section 906 of the Sarbanes-Oxley Act of 2002.

*All contracts listed under Exhibit 10 are management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.

                                   Page EI-2