Form 10-Q
period 2003-05-31
CIRCUIT CITY STORES INC
filed 2003-07-14
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2003 OR

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

                                 (804) 527-4000
              (Registrant's telephone number, including area code)

                                       N/A
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                                Outstanding  at  June  30, 2003
Common Stock, par value $0.50                          208,847,229

An Index is included on Page 2 and a separate Index for Exhibits is included on Page 30.


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                 Page
                                                                                                  No.
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Statements of Operations -
                     Three Months Ended May 31, 2003 and 2002                                     3

                     Consolidated Balance Sheets -
                     May 31, 2003 and February 28, 2003                                           4

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 2003 and 2002                                     5

                     Notes to Consolidated Financial Statements                                   6


      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      15


      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                     24


      Item 4.     Controls and Procedures                                                        25


PART II.          OTHER INFORMATION

      Item 2.     Changes in Securities and Use of Proceeds                                      26

      Item 6.     Exhibits and Reports on Form 8-K                                               26


SIGNATURES                                                                                       27


CERTIFICATION OF CHIEF EXECUTIVE OFFICER                                                         28


CERTIFICATION OF CHIEF FINANCIAL OFFICER                                                         29


EXHIBIT INDEX                                                                                    30

                                  Page 2 of 30


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                                  Three Months Ended
                                                                                       May 31

                                                                           2003                  2002
                                                                       ----------             ----------
Net sales and operating revenues                                       $1,933,320             $2,118,243
Cost of sales, buying and warehousing                                   1,485,010              1,604,893
                                                                       ----------             ----------
Gross profit                                                              448,310                513,350

Finance (loss) income                                                     (22,105)                20,419
Selling, general and administrative expenses                              496,619                535,794
Interest expense                                                            1,007                      -
                                                                       ----------             ----------
Loss from continuing operations before income taxes                       (71,421)                 2,025)
Income tax benefit                                                        (27,497)                  (769)
                                                                       ----------             ----------
Net loss from continuing operations                                       (43,924)                (1,256)
Net earnings from discontinued operations                                       -                 29,238
                                                                       ----------             ----------
Net (loss) earnings                                                    $  (43,924)            $   27,982
                                                                       ==========             ==========
Net (loss) earnings from:
    Continuing operations                                               $ (43,924)            $   (1,256)
                                                                       ==========             ==========
    Discontinued operations attributed to:
       Circuit City common stock                                       $        -             $   18,722
                                                                       ==========             ==========
       CarMax Group common stock                                       $        -             $   10,516
                                                                       ==========             ==========
Weighted average common shares:
    Circuit City:
       Basic                                                              205,828                206,710
                                                                       ==========             ==========
       Diluted                                                            205,828                206,710
                                                                       ==========             ==========
    CarMax Group:
       Basic                                                                    -                 36,962
                                                                       ==========             ==========
       Diluted                                                                  -                 38,826
                                                                       ==========             ==========
Net (loss) earnings per share:
    Basic:
       Continuing operations                                           $    (0.21)            $    (0.01)
       Discontinued operations attributed to
           Circuit City common stock                                            -                   0.09
                                                                       ----------             ----------
                                                                       $    (0.21)            $     0.08
                                                                       ==========             ==========
       Discontinued operations attributed to
           CarMax Group common stock                                   $        -             $     0.28
                                                                       ==========             ==========
    Diluted:
       Continuing operations                                           $    (0.21)            $    (0.01)
       Discontinued operations attributed to
           Circuit City common stock                                            -                   0.09
                                                                       ----------             ----------
                                                                       $    (0.21)            $     0.08
                                                                       ==========             ==========
       Discontinued operations attributed to
           CarMax Group common stock                                   $        -             $     0.27
                                                                       ==========             ==========
Cash dividends paid per share:
  Circuit City common stock                                            $   0.0175             $   0.0175
                                                                       ==========             ==========
See accompanying notes to consolidated financial statements.

                                  Page 3 of 30

                   Circuit City Stores, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                     May 31, 2003          Feb. 28, 2003
                                                                     ------------          -------------
                                                                      (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                             $  615,644              $  884,670
Accounts receivable, net of allowance for doubtful accounts
     of $1,069 and $1,075                                                181,054                 215,125
Retained interests in securitized receivables                            762,854                 560,214
Merchandise inventory                                                  1,328,659               1,409,736
Prepaid expenses and other current assets                                 63,494                  33,165
                                                                      ----------              ----------

Total current assets                                                   2,951,705               3,102,910

Property and equipment, net                                              621,067                 649,593
Deferred income taxes                                                     26,370                  22,362
Other assets                                                              24,227                  24,252
                                                                      ----------              ----------

TOTAL ASSETS                                                          $3,623,369              $3,799,117
                                                                      ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                      $  900,424              $  963,701
Accrued expenses and other current liabilities                           132,119                 128,776
Accrued income taxes                                                           -                  44,453
Deferred income taxes                                                    128,531                 141,729
Current installments of long-term debt                                     1,469                   1,410
                                                                      ----------              ----------

Total current liabilities                                              1,162,543               1,280,069

Long-term debt, excluding current installments                            10,865                  11,254
Accrued straight-line rent                                                99,525                  97,427
Other liabilities                                                         69,141                  68,792
                                                                      ----------              ----------

TOTAL LIABILITIES                                                      1,342,074               1,457,542
                                                                      ----------              ----------
Stockholders' equity:
Circuit City common stock, $0.50 par value;
     525,000,000 shares authorized; 207,710,782 shares
     issued and outstanding as of May 31, 2003                           103,855                 104,977
Capital in excess of par value                                           837,498                 849,083
Retained earnings                                                      1,339,942               1,387,515
                                                                      ----------              ----------

TOTAL STOCKHOLDERS' EQUITY                                             2,281,295               2,341,575
                                                                      ----------              ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $3,623,369              $3,799,117
                                                                      ==========              ==========

See accompanying notes to consolidated financial statements.

                                  Page 4 of 30


                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                            Three Months Ended
                                                                                                  May 31
                                                                                        2003                  2002
                                                                                    ------------          ------------
Operating Activities:
Net (loss) earnings                                                                 $    (43,924)         $     27,982
Adjustments to reconcile net (loss) earnings to net cash used in operating activities of continuing operations:
    Net earnings from discontinued operations                                                  -               (29,238)
    Depreciation and amortization                                                         49,485                35,746
    Amortization of restricted stock awards                                                2,212                 5,403
    (Gain) loss on dispositions of property and equipment                                   (380)                2,059
    Provision for deferred income taxes                                                  (17,206)               (4,290)
    Changes in operating assets and liabilities:
       Decrease in accounts receivable, net                                               34,071                12,516
       Increase in retained interests in securitized receivables                        (202,640)              (21,720)
       Decrease (increase) in merchandise inventory                                       81,077               (90,781)
       (Increase) decrease in prepaid expenses and other current assets                  (30,329)                4,354
       Decrease in other assets                                                               25                 1,144
       Decrease in accounts payable                                                      (63,277)               (2,267)
       Decrease in accrued expenses and other current liabilities
           and accrued income taxes                                                      (42,806)              (88,162)
       Increase in accrued straight-line rent and other liabilities                        2,447                7,684
                                                                                    ------------          ------------
Net cash used in operating activities of continuing operations                          (231,245)             (139,570)
                                                                                    ------------          ------------
Investing Activities:
Purchases of property and equipment                                                      (27,370)              (26,051)
Proceeds from sales of property and equipment, net                                         6,791                 4,419
                                                                                    ------------          ------------
Net cash used in investing activities of continuing operations                           (20,579)              (21,632)
                                                                                    ------------          -------------
Financing Activities:
Proceeds from short-term debt, net                                                             -                   697
Proceeds from long-term debt                                                                   -                22,983
Principal payments on long-term debt                                                        (330)                    -
Repurchase and retirement of common stock                                                (13,941)                    -
Issuances of Circuit City common stock, net                                                  717                 5,585
Issuances of CarMax Group common stock, net                                                    -                   907
Dividends paid                                                                            (3,648)               (3,656)
                                                                                    ------------          ------------
Net cash (used in) provided by financing activities of
    continuing operations                                                                (17,202)               26,516
                                                                                    ------------          ------------
Cash provided by discontinued operations - CarMax                                              -                   997
                                                                                    ------------          ------------
Decrease in cash and cash equivalents                                                   (269,026)             (133,689)
Cash and cash equivalents at beginning of year                                           884,670             1,248,246
                                                                                    ------------          ------------
Cash and cash equivalents at end of period                                          $    615,644          $  1,114,557
                                                                                    ============          ============

See accompanying notes to consolidated financial statements.

                                  Page 5 of 30


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

     Effective October 1, 2002, the CarMax auto superstore business was separated from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., formerly a wholly owned subsidiary of Circuit City Stores, Inc., became an independent, separately traded public company. Following the separation, the Circuit City Group common stock was renamed Circuit City common stock. All CarMax results prior to the separation date are presented as results from discontinued operations. See Note 3 for an additional discussion of the separation.

     As of May 31, 2002, 65,923,200 shares of CarMax Group common stock were reserved for the Circuit City Group or for issuance to holders of Circuit City Group common stock. Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.0 percent of the total outstanding and reserved shares of CarMax Group common stock at May 31, 2002.

     Due to the seasonal nature of the company's business, interim results are not necessarily indicative of results for the entire fiscal year. The company's consolidated financial statements included herein should be read in conjunction with the notes to the audited financial statements included in the company's fiscal 2003 Annual Report on Form 10-K.

2.   Accounting Policies

     The consolidated financial statements of the company conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim consolidated financial statements have been included. The February 28, 2003, balance sheet data was derived from the audited consolidated financial statements included in the company's fiscal 2003 Annual Report on Form 10-K.

3.   Discontinued Operations

     (A)CarMax:

     On September 10, 2002, the company's shareholders approved the separation of the CarMax Group from Circuit City Stores, Inc. and the company's board of directors authorized the redemption of the company's CarMax Group common stock and the distribution of CarMax, Inc. common stock to effect the separation. On October 1, 2002, the separation was effective and CarMax, Inc. became an independent, separately traded public company. Each outstanding share of CarMax Group common stock was redeemed in exchange for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Group common stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group common stock owned as of September 16, 2002, the record date for the distribution. All CarMax results prior to the separation date are presented as results from discontinued operations. The company recorded no gain or loss as a result of the separation.

     With the separation, CarMax paid a special dividend of $28.4 million to Circuit City Stores, Inc. in recognition of the company's continuing contingent liability on leases related to 23 CarMax locations. At May 31, 2003, the future minimum fixed lease obligations on these 23 leases totaled approximately $473.6 million.

     The relationship between the company and CarMax is governed by a transition services agreement, under which the company provides CarMax services, including human resources, administrative services, special technical services, payroll processing, benefits administration, payroll tax services, computer center support and telecommunication services, with initial terms ranging from six to 24 months and varying renewal options. Under the agreement, CarMax pays the company the allocable portion of all direct and indirect costs of providing these services plus 10 percent. Including the 10 percent markup, the company billed CarMax $3.4 million during the first quarter of fiscal 2004 for services provided under the agreement. A tax allocation agreement, which generally provides that pre-separation taxes attributable to the business of each party will be borne solely by that party, also was executed upon the separation.


     For the quarter ended May 31, 2002, earnings from the discontinued CarMax operations were $29.2 million. Cash flows related to discontinued operations have been segregated on the consolidated statements of cash flows.

     (B)Divx:

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations. At May 31, 2003, and at February 28, 2003, current liabilities of $8.0 million related to the former Divx operations were reflected on the consolidated balance sheets. For the three-month periods ended May 31, 2003 and 2002, the discontinued Divx operations had no impact on the company's results of operations.

4.   Finance (Loss) Income

     For the three-month periods ended May 31, 2003 and 2002, the components of pretax finance (loss) income were as follows:

                                                           At May 31, 2003                               At May 31, 2002
     (Amounts in millions)                    Private-Label       Bankcard        Total      Private-Label      Bankcard       Total
     -------------------------------------------------------------------------------------------------------------------------------
     Securitization income (loss)..........    $ 28.4           $  (15.3)       $  13.1        $ 29.1          $  21.4         $50.5
     Less: Payroll and fringe benefit
                expenses...................       7.6                3.2           10.8           7.4              3.3          10.7
             Other direct expenses.........      13.1               11.3           24.4          10.1              9.3          19.4
                                               -------------------------------------------------------------------------------------
     Finance (loss) income.................    $  7.7           $  (29.8)        $(22.1)       $ 11.6          $   8.8         $20.4
                                               =====================================================================================


     Securitization income primarily is comprised of the gain on the sale of receivables generated by the company's finance operation, income from retained interests in the receivables and income related to servicing the receivables, as well as the impact of increases or decreases in the fair value of the retained interests. Finance (loss) income does not include any allocation of indirect costs or income. The company presents information on the performance of its finance operation on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefits or costs that could be attributed to this operation. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll, as well as retail store expenses.

5.   Stock-Based Compensation

     The company accounts for stock options granted to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" and related interpretations. As the exercise price of all options granted was equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost has been recognized. The following table summarizes the effect on net (loss) earnings and net (loss) earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The pro forma effect on the first quarter of fiscal 2004 may not be representative of the pro forma effects on net
     (loss) earnings for future quarters.


                                                                                            Three Months Ended
     (Amounts in thousands                                                                        May 31
     except per share data)                                                               2003              2002
     --------------------------------------------------------------------------------------------------------------
     Net loss from continuing operations:
      As reported.............................................................      $(43,924)           $ (1,256)
      Less: fair value impact of employee stock compensation..................         1,432               3,368
                                                                                    ----------------------------
      Pro forma...............................................................      $(45,356)           $ (4,624)
                                                                                    ============================
     Net (loss) earnings attributed to Circuit City common stock:
      Continuing operations, as reported......................................      $(43,924)           $ (1,256)
      Discontinued operations, as reported....................................             -              18,722
      Less: fair value impact of employee stock compensation..................         1,432               3,368
                                                                                    ----------------------------
      Pro forma...............................................................      $(45,356)           $ 14,098
                                                                                    ============================
     Net loss per share from continuing operations:
      Basic - as reported....................................................       $  (0.21)           $  (0.01)
      Basic - pro forma.......................................................         (0.22)              (0.02)
      Diluted - as reported...................................................         (0.21)              (0.01)
      Diluted - pro forma.....................................................         (0.22)              (0.02)
     Net (loss) earnings per share attributed to Circuit City common stock:
      Basic - as reported.....................................................      $  (0.21)           $   0.08
      Basic - pro forma.......................................................         (0.22)               0.07
      Diluted - as reported...................................................         (0.21)               0.08
      Diluted - pro forma.....................................................         (0.22)               0.07

     For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                                                Three Months Ended
                                                                     May 31
                                                            2003              2002
-------------------------------------------------------------------------------------
     Expected dividend yield...........................      1.2%            0.3%
     Expected stock volatility.........................     75.9%           69.8%
     Risk-free interest rates..........................      2.8%            4.7%
     Expected lives (in years).........................      4.6             4.6

     Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted was $3 per option in the quarter ended May 31, 2003, and $13 per option in the quarter ended May 31, 2002.

6.   Net (Loss) Earnings per Share

     Reconciliations of the numerator and denominator of the basic and diluted net (loss) earnings per share calculations are presented below.


                                                                         Three Months Ended
     (Amounts in thousands                                                     May 31
     except per share data)                                            2003           2002
     ----------------------------------------------------------------------------------------
     Circuit City:
     Weighted average common shares.............................      205,828         206,710
     Dilutive potential common shares:
        Options.................................................            -               -
        Restricted stock........................................            -               -
                                                                    -------------------------
     Weighted average common shares and
        dilutive potential common shares........................      205,828         206,710
                                                                    =========================

     Net (loss) earnings available to common shareholders from:
        Continuing operations...................................    $ (43,924)    $    (1,256)
        Discontinued operations ................................    $       -     $    18,722

     Basic net (loss) earnings per share from:
        Continuing operations...................................    $   (0.21)    $     (0.01)
        Discontinued operations ................................            -            0.09
                                                                    -------------------------
                                                                    $   (0.21)    $      0.08
                                                                    =========================

     Diluted net (loss) earnings per share from:
        Continuing operations...................................    $   (0.21)    $     (0.01)
        Discontinued operations ................................            -            0.09
                                                                    -------------------------
                                                                    $   (0.21)    $      0.08
                                                                    =========================

     CarMax Group:
     Weighted average common shares.............................            -          36,962
     Dilutive potential common shares:
        Options.................................................            -           1,845
        Restricted stock........................................            -              19
                                                                    -------------------------
     Weighted average common shares and
        dilutive potential common shares........................            -          38,826
                                                                    =========================

     Net earnings available to common shareholders..............    $       -     $    10,516
     Basic net earnings per share...............................    $       -     $      0.28
     Diluted net earnings per share.............................    $       -     $      0.27

     CarMax became an independent, separately traded public company on October 1, 2002. All CarMax results prior to the separation date are presented as results from discontinued operations.

     The company reported a loss from continuing operations for the three months ended May 31, 2003 and May 31, 2002. The diluted net loss per share is the same as the basic net loss per share for those periods because including any potentially dilutive securities would be antidilutive to the net loss per share from continuing operations.

     For the three-month period ended May 31, 2003, no options or restricted stock were included in the computation of diluted net earnings per share because the company reported a loss from continuing operations. Options to purchase 19.1 million shares of Circuit City common stock with exercise prices ranging from $5.61 to $27.21 and restricted stock amounting to 2.6 million shares were outstanding at May 31, 2003. For the three-month period ended May 31, 2002, no options or restricted stock were included in the computation of diluted net earnings per share because the company reported a loss from continuing operations. Options to purchase 12.0 million shares of Circuit City common stock with exercise prices ranging from $9.94 to $43.03 per share and restricted stock amounting to 2.9 million shares were outstanding at May 31, 2002.

7.   Restricted Cash

     Cash and cash equivalents held by the company's regulated subsidiaries and not available for general corporate purposes were $55.1 million at May 31, 2003, and $48.8 million at February 28, 2003.

8.   Common Stock Repurchased

     In January 2003, the company announced that its board of directors had authorized the repurchase of up to $200 million of common stock. As of May 31, 2003, the company had repurchased and retired approximately 2.7 million shares of common stock at a cost of $13.9 million. Based on the market value of the common stock at May 31, 2003, the remaining $186.1 million authorization would allow the company to repurchase up to approximately 12 percent of the 207.7 million shares then outstanding.


9.   Securitizations

     The company enters into securitization transactions to finance credit card receivables originated by its finance operation. The company has created two special purpose subsidiaries to facilitate these securitization transactions in accordance with the isolation provisions of SFAS No. 140. The finance operation sells credit card receivables to the special purpose subsidiaries, which, in turn, sell these receivables to securitization master trusts. At the time of these sales, the company recognizes gains or losses as a component of finance income. See Note 4. Private-label and co-branded Visa credit card receivables, collectively referred to as private-label receivables, are securitized through one master trust, and MasterCard and Visa credit card receivables, collectively referred to as bankcard receivables, are securitized through a second master trust.

     Each master trust periodically issues securities backed by the receivables in that master trust. Each master trust has issued multiple series of term asset-backed securities having fixed initial principal amounts. In addition, each master trust has issued a series of variable funding asset-backed securities having a variable principal amount. Investors in the variable funding asset-backed securities are generally entitled to receive monthly interest payments and have committed to acquire additional variable funding interests up to a stated amount until a stated commitment termination date. Neither master trust agreement provides for recourse to the company for credit losses on the securitized receivables. However, the fair value of the company's retained interests in securitized receivables will be directly affected by credit losses on those securitized receivables. The finance operation continues to service the securitized receivables for a fee.

     Circuit City retains the rights to receive the finance income from securitized receivables to the extent it exceeds the sum of contractually specified investor returns and servicing fees. The excess cash flows represent the excess of the finance charges and fees generated by the securitized receivables over the related interest paid to investors, servicing costs and credit losses. These excess cash flows are referred to as interest-only strips and are carried at fair value based on estimates of these future cash flows. The company also holds various subordinated asset-backed securities, which serve as credit enhancement for the asset-backed securities held by third-party investors.

     The securitization agreements require that the aggregate outstanding principal balance of the securitized receivables exceed a specified amount and that the yield on the securitized receivables exceed specified rates. In addition, the variable funding securitization agreements require that the company meet financial tests relating to minimum tangible net worth, current ratios and debt-to-capital ratios and that the securitized receivables meet specified performance levels relating to default rates, delinquency rates and principal payment rates. If these financial tests or performance levels are not met, or if certain other events occur, it would constitute an early amortization event, in which case the principal payment dates for the term series would be accelerated, the variable funding commitments would terminate and the variable funding investors would begin to receive monthly principal payments until paid in full. The company and the securitized receivables were in compliance with these financial tests and performance levels at May 31, 2003, and February 28, 2003.

                                                                                       At May 31,     At February 28,
     (Dollar amounts in millions)                                                         2003                2003
     -----------------------------------------------------------------------------------------------------------------
     Total principal amount of credit card receivables managed.......................  $3,023.6              $3,173.9
     Principal amount of receivables securitized.....................................  $2,960.4              $3,119.3
     Principal amount of receivables held for sale...................................  $   63.2              $   54.6
     Unused capacity of the private-label variable funding program...................  $  151.1              $   29.5
     Unused capacity of the bankcard variable funding program........................  $   55.5              $  166.8
     Aggregate receivables 31 days or more delinquent................................  $  196.7              $  200.0
     Aggregate receivables 31 days or more delinquent as a percent
          of total principal amount of credit card receivables managed...............       6.5%                  6.3%


     The principal amount of defaults net of recoveries was $79.0 million for the quarter ended May 31, 2003, and $70.8 million for the quarter ended May 31, 2002. For the three months ended May 31, 2003, serviced receivables averaged $3,071.5 million, compared with $2,792.1 million for the same period last year. The principal amount of defaults net of recoveries as an annualized percent of average serviced receivables was 10.3 percent for the quarter ended May 31, 2003, and 10.1 percent for the quarter ended May 31, 2002.

     The company completed a $550 million bankcard receivable securitization transaction and a $500 million private-label credit card receivable securitization transaction during the first quarter of fiscal 2004 to replace maturing term securitizations. In addition, the company renewed its variable funding securities programs, which the company also refers to as warehouse conduits, during the first quarter of fiscal 2004. The company completed a $470 million bankcard receivable securitization transaction and a $300 million private-label credit card receivable securitization transaction during fiscal 2003 to replace maturing term securitizations.

     The finance operation receives annual servicing fees approximating 2 percent of the outstanding principal balance of the securitized receivables. The servicing fees specified in the securitization agreements adequately compensate the finance operation for servicing the securitized receivables. Accordingly, no servicing asset or liability has been recorded.

     The following table summarizes certain cash flows received from and paid to the securitization trusts.

                                                                      Three Months Ended
                                                                            May 31
     (Amounts in millions)                                             2003           2002
     ---------------------------------------------------------------------------------------
     Proceeds from new securitizations..........................     $ 92.4      $360.0*
     Proceeds from collections reinvested
         in previous credit card securitizations................     $450.3      $326.2*
     Servicing fees received....................................     $ 14.6      $ 13.0
     Other cash flows received on retained interests**...........    $ 42.4      $ 50.7

     *To be consistent with the fiscal 2004 presentation, these fiscal 2003 amounts reflect changes in the presentation of securitization cash flows.

     **This amount represents cash flows received from retained interests other than servicing fees, including cash flows from interest-only strips and cash above the minimum required level in cash collateral accounts.

     In accordance with the allocated carrying value method as prescribed by SFAS No. 140, gains on sales of receivables sold to the securitization trusts were $6.9 million for the quarter ended May 31, 2003, and $22.1 million for the quarter ended May 31, 2002.

     When determining the fair value of the interest-only strips, the company estimates future cash flows using estimates of key assumptions such as finance charge income; charge-offs, net of recoveries; payment rates;

     and discount rates appropriate for the type of asset and risk. Expected future cash flows also are based upon the market's expectation about future movements in interest rates as reflected in forward interest rate curves.

     Retained interests in securitized receivables presented on the consolidated balance sheets are comprised of the following components.

                                                           At May 31, 2003                            At February 28, 2003
     (Amounts in millions)                      Bankcard    Private-Label    Total        Bankcard       Private-Label    Total
     --------------------------------------------------------------------------------------------------------------------------
     Interest-only strips..................    $ 44.4          $ 84.8        $129.2        $  57.7       $  79.1      $136.8
     Subordinated securities...............     363.7           270.0         633.7          263.3         160.1       423.4
                                               -----------------------------------------------------------------------------
     Retained interests in securitized
        receivables........................    $408.1          $354.8         $762.9        $321.0        $239.2      $560.2
                                               =============================================================================

     At May 31, 2003, the fair value of the retained interests in securitized receivables was $762.9 million, with a weighted-average life ranging from
     0.5 years to 2.4 years. At February 28, 2003, the fair value of the retained interests in securitized receivables was $560.2 million, with a weighted-average life ranging from 0.1 years to 4.5 years.

     The following tables present the key economic assumptions used in measuring the fair value of retained interests at May 31, 2003, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key valuation assumptions at May 31, 2003, are based on portfolio performance and market conditions. The discount rates are used to calculate the fair value of the subordinated asset-backed securities and the interest-only strips. The subordinated asset-backed securities were valued primarily using a discount rate of 9 percent. The interest-only strips were valued with a 15 percent discount rate. The default rates used in valuing the interest-only strips are forecasted for future months and represent a loss curve associated with a static pool of receivables. The ranges provided in the tables below reflect the high and low months on the loss curve. The weighted average default rates are weighted by the relative receivable balance for each month and incorporate an adjustment for net present value. These sensitivities are hypothetical and should be used with caution. In the following table, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

     BANKCARD
                                                                                          Impact on Fair           Impact on Fair
                                               Assumptions     Weighted-Average            Value of 10%             Value of 20%
     (Dollar amounts in millions)                  Used             Assumptions           Adverse Change           Adverse Change
     ----------------------------------------------------------------------------------------------------------------------------
     Monthly payment rate...................      6.3%               6.3%                     $ 2.5                    $ 5.0
     Annual default rate....................  15.0%-18.4%           16.4%                     $18.2                    $35.9
     Annual discount rate...................   9.0%-15.0%            9.7%                     $ 6.5                    $12.8

     PRIVATE-LABEL

                                                                                          Impact on Fair           Impact on Fair
                                               Assumptions     Weighted-Average            Value of 10%             Value of 20%
     (Dollar amounts in millions)                 Used              Assumptions           Adverse Change           Adverse Change
     ----------------------------------------------------------------------------------------------------------------------------
     Monthly payment rate...................      11.1%              11.1%                    $5.6                     $10.0
     Annual default rate....................   7.0%-12.8%             8.9%                    $6.8                     $13.8
     Annual discount rate...................   9.0%-15.0%            10.8%                    $2.9                     $ 5.7


10.  Financial Derivatives

     The company enters into interest rate cap agreements in connection with its private-label receivable securitization transactions. During the first quarter of fiscal 2004, the company did not purchase or sell any interest rate caps. The total notional amount of interest rate caps outstanding was $512.9 million at May 31, 2003, and at February 28, 2003. Purchased interest rate caps are included in net accounts receivable on the consolidated balance sheets and had a fair value of $2.4 million at May 31, 2003, and $4.2 million at February 28, 2003. Written interest rate caps are included in accounts payable on the consolidated balance sheets and had a fair value of $2.4 million at May 31, 2003, and $4.2 million at February 28, 2003.

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

11.  Appliance Exit Costs

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

     In fiscal 2001, the company recorded appliance exit costs of $30.0 million. In the fourth quarter of fiscal 2002, the company recorded additional lease termination costs of $10.0 million to reflect changes in the rental market for these leased properties. The appliance exit cost liability is included in accrued expenses and other current liabilities on the consolidated balance sheets.

     The appliance exit cost accrual activity and the remaining liability at May 31, 2003, are presented in the following table.

                                                                                              Fiscal 2004
                                                           Total          Liability at          Payments,           Liability at
                                                         Exit Cost        February 28,           Net of               May 31,
     (Amounts in millions)                                Accrual             2003          Accretion Expense           2003
     ----------------------------------------------------------------------------------------------------------------------------
     Lease termination costs......................        $27.8              $13.8                $1.1                 $12.7
     Fixed asset write-downs, net.................          5.0                  -                   -                     -
     Employee termination benefits................          4.4                  -                   -                     -
     Other........................................          2.8                  -                   -                     -
                                                      ---------------------------------------------------------------------------
     Appliance exit costs.........................        $40.0             $13.8                 $1.1                 $12.7
                                                      ===========================================================================

12.  Recent Accounting Pronouncements

     Effective in the first quarter of fiscal 2004, the company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred and recognize accretion expense in subsequent periods. The adoption of SFAS No. 143 did not have a material impact on the company's financial position, results of operations or cash flows.

     In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF No. 00-21 will be effective for the company's third quarter of fiscal 2004. The company has not yet determined the impact, if any, of adopting this standard.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. All of the company's securitization transactions accounted for as a sale in accordance with SFAS No. 140 are accomplished through qualifying special purpose entities, and these transactions are not subject to the provisions of FIN No. 46. Circuit City leases one of its corporate office buildings under an operating lease arrangement with an off-balance-sheet variable interest entity. This off-balance-sheet entity owns the building having an original cost of $12.6 million and has incurred debt with an outstanding principal balance of $10.7 million to finance the cost of the building. If the arrangement remains in place at September 1, 2003, the effective date of this standard for the company, the company will report the building and the related debt on the consolidated balance sheet. The company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

13.  Segment Information

     Due to changes in the management reporting structure that occurred during the first quarter of fiscal 2004, the Company has identified its retail operation and its finance operation as reportable segments in accordance with the provisions of SFAS No. 131, "Segment Reporting." These segments are identified and managed by the company based on the company's management reporting structure and on the nature of the products and services offered by each segment. The retail operation segment is engaged in the business of selling brand-name consumer electronics, personal computers and entertainment software. The finance operation issues and services bankcard and private-label credit cards, including a co-branded Visa credit card. The finance operation is conducted through the company's wholly owned subsidiary First North American National Bank, which is a limited-purpose credit card bank. FNANB sells its credit card receivables to consolidated special purpose subsidiaries wholly owned by the company, which, in turn, sell these receivables to securitization master trusts that are off-balance-sheet qualifying special purpose entities. See Note 4 and Note 9 for additional discussion of the finance operation.

     The company's finance operation segment is evaluated by management on a pretax basis. The company includes substantially all depreciation and amortization and interest expense within the retail operation segment. The accounting policies of the segments are the same as those set forth in to
     Note 2 to the company's audited consolidated financial statements incorporated by reference in the company's fiscal 2003 Annual Report on Form 10-K.

     Revenue by reportable segment and the reconciliation to the consolidated statements of operations were as follows:

                                                                       Three Months Ended
                                                                             May 31
     (Amounts in millions)                                            2003           2002
     ----------------------------------------------------------------------------------------
     Retail operation..........................................  $   1,933.3      $  2,118.2
     Finance operation.........................................         13.1            50.5
                                                                 ---------------------------
     Total revenue.............................................      1,946.4         2,168.7
     Less:  finance operation revenue not included
          in net sales and operating revenues*.................         13.1            50.5
                                                                 ---------------------------
     Net sales and operating revenues .........................  $   1,933.3      $  2,118.2
                                                                 ===========================

     *Finance operation revenue is included in finance (loss) income, which is reported separately on the statements of operations.

     (Loss)  earnings  from  continuing   operations   before  income  taxes  by
     reportable segment and the reconciliation to the consolidated statements of operations were as follows:

                                                                     Three Months Ended
                                                                           May 31
     (Amounts in millions)                                            2003           2002
     ----------------------------------------------------------------------------------------
     Retail operation*.........................................  $     (49.3)     $    (22.4)
     Finance operation.........................................        (22.1)           20.4
                                                                 ---------------------------
     Loss from continuing operations before income
         taxes.................................................  $     (71.4)     $     (2.0)
                                                                 ===========================

     *All corporate expenses are included in the retail operation.

     Total  assets  by  reportable   segment  and  the   reconciliation  to  the
     consolidated balance sheets were as follows:

                                                                   At May 31,        At February 28,
     (Amounts in millions)                                            2003                2003
     -----------------------------------------------------------------------------------------------
     Retail operation..........................................  $   4,407.2           $   4,439.7
     Finance operation.........................................      1,123.0                 762.4
                                                                 -----------------------------------
     Total assets before intercompany eliminations.............      5,530.2               5,202.1
     Less:  Intercompany eliminations..........................      1,906.8               1,403.0
                                                                 -----------------------------------
     Total assets..............................................  $   3,623.4           $   3,799.1
                                                                 ===================================

14.  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current presentation.

15.  Subsequent Event

     On June 27, 2003, the company entered into a $500 million, four-year revolving credit facility secured by the company's inventory and certain accounts receivable. This facility will be used to support letters of credit as well as for short-term borrowing needs and generally will bear interest at a spread over LIBOR or at prime. The facility is scheduled to mature in June 2007 and provides for an option to extend the facility by one additional year. The maximum credit extensions, including loans and outstanding letters of credit, permitted under the credit facility on any date will be determined from a borrowing base calculated as a percentage of the company's eligible inventory and accounts receivable as of that date. If the remaining borrowing availability under the facility falls below $100 million, cash dividends and stock repurchases by the company are limited to an aggregate of $75 million in any fiscal year. In addition, if the difference between the borrowing base and the outstanding credit extensions under the facility falls below $50 million for five consecutive business days, all proceeds from the sale of inventory must be applied on a daily basis to payment of amounts owed under the facility. The facility has customary representations and warranties, covenants and events of default.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From February 7, 1997, to October 1, 2002, the common stock of Circuit City Stores, Inc. consisted of two common stock series that were intended to reflect the performance of our two businesses. The Circuit City Group common stock was intended to reflect the performance of the Circuit City consumer electronics stores and related operations and the shares of CarMax Group common stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group common stock. The CarMax Group common stock was intended to reflect the performance of the CarMax auto superstores and related operations.

Effective October 1, 2002, the CarMax auto superstore business was separated from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., formerly a wholly owned subsidiary of Circuit City Stores, Inc., became an independent, separately traded public company. Following the separation, the Circuit City Group common stock was renamed Circuit City common stock. All CarMax results prior to the separation date are presented as results from discontinued operations. See Note 3 for an additional discussion of the separation.

As of May 31, 2002, 65,923,200 shares of CarMax Group common stock were reserved for the Circuit City Group or for issuance to holders of Circuit City Group common stock. Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.0 percent of the total outstanding and reserved shares of CarMax Group common stock at May 31, 2002.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies incorporated by reference under Management's Discussion and Analysis of Results of Operations and Financial Condition in the company's fiscal 2003 Annual Report on Form 10-K. These policies relate to the calculation of the value of retained interests in securitization transactions, the calculation of the liability for lease termination costs, accounting for pension liabilities and accounting for cash consideration received from vendors.


RESULTS OF OPERATIONS

Our operations, in common with other retailers in general, are subject to seasonal influences. Historically, we have realized more of our net sales and net earnings in the fourth quarter, which includes the majority of the holiday selling season, than in any other fiscal quarter. The net earnings of any quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Non-GAAP Financial Measures

In this Management's Discussion and Analysis, we present information that includes and excludes individual cost items to provide greater understanding of the effects of these items on our operating performance. These operating performance measures provide a basis for investors to evaluate our performance and financial position. Our method of computing these measures may differ from the methods used by other companies. In addition, these measures do not replace gross profit margin, expense ratio or net earnings (loss) per share computed in accordance with accounting principles generally accepted in the United States of America as a measure of profitability.

Net Sales and Operating Revenues

Total sales for the first quarter of fiscal 2004 decreased 9 percent to $1.93 billion from $2.12 billion in last year's first quarter. Comparable store sales decreased 10 percent for the first quarter of fiscal 2004. A store is included in comparable store sales after the store has been open for a full year. Relocated stores are included immediately in the comparable store base.

Although we experienced modest declines in traffic, the decline in average retails across many product categories was a larger contributor to the weakness in first quarter sales for fiscal 2004. The significant declines in average retail prices were driven by our industry's rapid technological development and overall economic weakness, particularly early in the first quarter with the onset of the war with Iraq. First quarter sales reflected continued strength in new, more complex technologies such as digital imaging and big-screen televisions and in the traffic-driving entertainment software category. Sales of personal computers, driven by notebooks, and in computer printers, driven by their digital imaging capabilities, both improved significantly at the end of the quarter. While sales in high-profit wireless and digital satellite system products remained below last year's levels, we saw improving trends in both at quarter-end. Sales in home audio and camcorders remained soft as these categories faced significant declines in average retails and a shift in consumer interest to other, newer technologies such as digital imaging.

The percent of merchandise sales represented by each major product category during the first quarter of fiscal years 2004 and 2003 was as follows:

                                                                 Three Months Ended
                                                                       May 31
                                                               2003              2002
---------------------------------------------------------------------------------------
Video.....................................................      40%              40%
Audio.....................................................      14               15
Information Technology....................................      33               34
Entertainment.............................................      13               11
                                                              ----------------------
Total.....................................................     100%             100%
                                                              ======================

We sell extended warranty programs on behalf of unrelated third parties that are the primary obligors. Under these third-party warranty programs, we have no contractual liability to the customer. The total extended warranty revenue included in total sales was $72.4 million, or 3.7 percent of sales, in the first quarter of fiscal 2004, compared with $87.9 million, or 4.2 percent of sales, in last year's first quarter. The decrease is due to declines in average retails, which result in warranty contracts on fewer products, and the shift in the sales mix to include more products such as entertainment software for which warranty contracts are not sold.

The following table provides details on our retail units:

                                                       May 31, 2003          Feb. 28, 2003           May 31, 2002
-----------------------------------------------------------------------------------------------------------------
Superstores.......................................            611                 611                    603
Mall-based Express stores.........................             15                  15                     19
                                                    ---------------------------------------------------------------
Total.............................................            626                 626                    622
                                                    ===============================================================

We expect to open approximately 10 Superstores and relocate 16 Superstores to 20 Superstores in the current fiscal year. In the first quarter of fiscal 2004, we relocated three Superstores.

Cost of Sales, Buying and Warehousing

The gross profit margin was 23.2 percent of sales in the first quarter of fiscal 2004, compared with 24.2 percent in the same period last year. The lower gross profit margin reflects competitive pricing; the reduction in extended warranty sales, which carry above average gross profit margins; and shifts in the merchandise mix.

Finance (Loss) Income

Our finance operation is conducted through our wholly owned subsidiary First North American National Bank, which is a limited-purpose credit card bank. FNANB sells its credit card receivables to consolidated special purpose subsidiaries wholly owned by the company, which, in turn, sell these receivables to securitization master trusts that are off-balance-sheet qualifying special purpose entities. We collectively refer to the private-label and the co-branded Visa credit card programs as the private-label program, and we collectively refer to the MasterCard and Visa credit card programs as the bankcard program.

We securitize the private-label credit card receivables through one master trust and the bankcard receivables through a separate master trust. At May 31, 2003, approximately 53 percent of the total outstanding private-label receivables had been created under the co-branded Visa credit card program. At February 28, 2003, approximately 47 percent of the total outstanding private-label receivables had been created under the co-branded Visa credit card program. Over time, we expect that receivables created under the co-branded Visa credit card program will represent a greater percentage of the private-label receivables.

Securitizations are accounted for as sales in accordance with Statement of Financial Accounting Standards No. 140, and securitization income is recognized at the time the receivables are securitized. Gains or losses on sales of receivables primarily reflect the difference between the carrying amount of the receivables sold and the sum of the cash proceeds received and the fair value of the retained interests in the securitized receivables. When receivables are sold, we receive cash, retain subordinated securities and retain rights to receive the excess cash flows, referred to as interest-only strips, that the receivables will produce during their life. The excess cash flows represent the excess of the finance charges and fees generated by the securitized receivables over the related interest paid to investors, servicing costs and credit losses. We continue to service the securitized receivables for a fee. For the three months ended May 31, 2003, serviced receivables averaged $3.07 billion, compared with $2.79 billion for the same period last year.

COMPONENTS OF FINANCE (LOSS) INCOME

                                                                 Three Months Ended
                                                                       May 31
(Amounts in millions)                                          2003             2002
--------------------------------------------------------------------------------------
Securitization income.....................................    $ 13.1           $50.5
Less: Payroll and fringe benefit expenses.................      10.8            10.7
        Other direct expenses.............................      24.4            19.4
                                                              -----------------------
Finance (loss) income.....................................    $(22.1)          $20.4
                                                              =======================

Compared with the first quarter of fiscal 2003, the decrease in securitization income in the first quarter of fiscal 2004 reflects the impact of the securitization of $500 million in private-label credit card receivables, a separate securitization of $550 million in bankcard receivables and the renewals of the credit card receivable warehouse conduits. The current year loss includes transaction costs; non-cash reductions in the fair value of retained interests, resulting from the change in duration from one-year variable funding financing to three-year term financing; increases in valuation allowances related to a higher level of subordinated interests; and reductions in the fair value of the interest-only strips. Changes in the fair value of the interest-only strips and other valuation adjustments reduced first quarter fiscal 2004 securitization income by $35.6 million and reduced first quarter fiscal 2003 securitization income by $3.0 million.

The new securitizations also resulted in an increase in our retained interests in the underlying receivables. This increase resulted in a reduction in cash of approximately $240 million and an increase in the fair value of the retained interests in securitized receivables.

The fair value of the interest-only strips totaled $129.2 million at May 31, 2003, and $136.8 million at February 28, 2003. The interest-only strips were affected by a combination of higher financing costs, the move of a greater portion of the financing into lower-rated, higher yielding securities and lower yields on the bankcard portfolio. The decrease in the fair value of the interest-only strips was partly offset by an increase related to the discounted sale of private-label receivables. We began to sell private-label receivables at a discount in December 2002. When determining the fair value of the interest-only strips, we estimate future cash flows using estimates of key assumptions such as finance charge income; charge-offs, net of recoveries; payment rates; and discount rates appropriate for the type of asset and risk. Expected future cash flows also are based upon the market's expectation about future movements in interest rates as reflected in forward interest rate curves. We review the assumptions and estimates used in determining the fair value of the interest-only strips on a quarterly basis. If the assumptions change or the actual results differ from the projected results, securitization income will be affected.

Finance income is reduced by payroll, fringe benefits and other costs directly associated with the management and securitization of the credit card portfolios. Payroll and fringe benefit expenses generally vary with the size of the serviced receivables. Other direct expenses include third-party data processing fees, rent, credit promotion expenses, Visa and MasterCard fees and other operating expenses. Finance income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll, as well as retail store expenses. See Note 4, Note 9 and Note 13 to the consolidated financial
statements  in  this  report  for  additional   information  about  our  finance
operation.

Selling, General and Administrative Expense

The selling, general and administrative expense ratio was 25.7 percent of sales in the first quarter of fiscal 2004, compared with 25.3 percent for the same period last year. Interest income recorded as a reduction to selling, general and administrative expenses was $2.4 million for the three-month period ended May 31, 2003, compared with $2.7 million for the same period last year.

The fiscal 2004 first quarter expenses included $16.5 million of remodel and relocation costs, and the fiscal 2003 first quarter expenses included $8.0 million of remodel and relocation costs. Remodeling and relocation costs for the first quarter of fiscal 2004 included accelerated depreciation on assets to be taken out of service as a result of the store remodeling and relocation program. In this year's first quarter, remodeling and relocation costs included costs related to the refixturing of nine Superstores and the full remodel of one Superstore in the Washington, D.C., market, as well as the relocation of one Superstore in each of the following markets: St. Louis, Mo.; Chicago, Ill.; and Fort Myers, Fla. In last year's first quarter, remodel and relocation costs included costs for the initial phase of rolling out a remodeled video department, which was completed in 18 Superstores, lighting upgrades in more than 100 Superstores and the relocation of two Superstores.

Excluding remodel and relocation expenses, the selling, general and administrative expense ratio was 24.8 percent of sales this year, compared with
24.9 percent in last year's first quarter. For these same periods, selling, general and administrative expenses, excluding remodel and relocation costs, declined $47.7 million, or 9 percent. The largest contributor to the expense reduction was the improvement in store payroll, which reflects the change to a single hourly compensation structure from the mix of commissioned and hourly. A reduction in advertising expense, which primarily reflects a shift in advertising expenditures to later quarters, also was a significant contributor to the expense savings. These savings were partly offset by increases in rent and occupancy related to new and relocated stores.

The impact of remodel and relocation costs on the expense ratio is presented in the following table.

                                                                           Three Months Ended
                                                                                 May 31
(Amounts in millions)                                                  2003                  2002
---------------------------------------------------------------------------------------------------------
Before remodel and relocation expenses....................    $480.1       24.8%    $527.8        24.9%
Remodel and relocation expenses...........................      16.5        0.9        8.0         0.4
                                                              -------------------------------------------
Selling, general and administrative expenses..............    $496.6       25.7%    $535.8        25.3%
                                                              ===========================================

Interest Expense

Interest expense increased to $1.0 million in the first quarter of fiscal 2004. No interest expense was reported for the same period last year. The increase in interest expense reflects interest paid as a result of completed audits of prior year income tax returns.

Income Taxes

The estimated effective income tax rate increased to 38.5 percent in the first quarter of fiscal 2004 from 38.0 percent in the first quarter of fiscal 2003. The increase reflects changes in state income tax apportionment following the CarMax separation, as well as recent changes in income tax laws in several states.

Net (Loss) Earnings from Continuing Operations

The net loss from continuing operations was $43.9 million, or 21 cents per share, in the first quarter ended May 31, 2003, compared with the net loss from continuing operations of $1.3 million, or 1 cent per share, in the first quarter of last fiscal year.

Results for the quarters ended May 31, 2003, and May 31, 2002, were reduced by remodeling and relocation costs, including accelerated depreciation on assets to be taken out of service as a result of the store remodeling and relocation program. This year's first quarter remodel and relocation costs totaled 5 cents per share, and last year's first quarter remodel and relocation costs totaled 2 cents per share.

                                                               Three Months Ended
                                                                      May 31
Net (Loss) Earnings per Share                                  2003           2002
------------------------------------------------------------------------------------
Before remodel and relocation expenses....................  $(0.16)         $ 0.01
Remodel and relocation expenses...........................   (0.05)          (0.02)
                                                            ----------------------
Net loss from continuing operations.......................  $(0.21)         $(0.01)
                                                            ======================

Net Earnings from Discontinued Operations

On October 1, 2002, we completed the separation of the CarMax auto superstore business from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., formerly a wholly owned subsidiary of Circuit City Stores, Inc., became an independent, separately traded public company. All CarMax results for periods prior to the separation date are presented as results from discontinued operations. For the quarter ended May 31, 2002, earnings from the discontinued CarMax operations were $29.2 million.

Operations Outlook

We believe that increasing our sales volume is the best avenue for improving the earnings and returns generated by our stores. Although we also are focusing attention on reducing our cost structure, we believe that the gross profit margin earned from incremental sales and the fixed expense leverage resulting from higher sales will produce the greatest portion of any increase in store earnings. We also are focused on improving the returns from our finance operation. Given the recent performance of the bankcard portion of our finance operation, the board has authorized management to analyze all viable options for the bankcard operation.

Our sales growth initiatives include:

o investments to create a more contemporary shopping environment for our customers through relocating, remodeling and refixturing our existing stores and the opening of new stores;

o strategic sourcing of merchandise to provide unique, high value products for our customers;

o        marketing  programs that help increase  consumer traffic in the stores;
         and

o continued development of a Web store that serves customers who prefer to shop from home or work.

We also continue to emphasize the sharing of product information with our customers through:

o        extensive, online, in-store training programs for our sales associates;

o effective store signage, including an emphasis on consumer electronics solutions and

o        detailed information online at circuitcity.com.

At May 31, 2003, 106 Superstores, or 17 percent of our 611 Superstores, had been fully remodeled, relocated or newly constructed since the beginning of fiscal 2001. We expect that number to reach approximately 20 percent by the end of the current fiscal year and approximately 30 percent by the end of next fiscal year. Based on the strong returns from our relocation program, we are accelerating that program to include 16 Superstores to 20 Superstores this fiscal year and a target of 50 Superstores in fiscal 2005, depending on real estate availability. For stores not slated for near-term relocations, our tests have shown that remodeling presents an attractive option. In fiscal 2004, we plan to fully remodel four Superstores and refixture the merchandise areas in approximately 200 Superstores. We believe the new standardized fixtures in these stores will improve sales volumes by making more products available on the sales floor for customers, creating better product adjacencies and expanding assortments in some stores. In addition to providing a more contemporary shopping experience, these merchandise displays support the simplified store operating model that we introduced at the end of last fiscal year. That operating model has reduced compensation costs and has created a staffing model that supports the way consumers shop today. We expect to realize compensation savings from that change throughout the current fiscal year.

We expect net cash expenditures and non-cash expenses related to remodeling and relocations to total approximately $150 million in fiscal 2004. We anticipate that approximately $80 million of the fiscal 2004 amount will be capitalized and approximately $70 million will be expensed, reducing fiscal 2004 earnings per share by an estimated 21 cents. The capital expenditures are net of landlord reimbursements for property improvement expenditures. The estimated expense amount includes approximately $50 million of non-cash expenses for leasehold impairment reserves on stores to be relocated and accelerated depreciation on assets to be taken out of service as a result of our remodelings and relocations. As we continue to relocate stores, we expect to incur additional leasehold termination costs, with the amount primarily dependent on the length of remaining lease terms and sublease opportunities.

We have identified approximately 100 trade areas that are suitable for new stores. We do not currently have a plan to aggressively build new stores in these trade areas, but they represent significant potential for growth through geographic expansion at the appropriate time. We expect to open approximately 10 stores in incremental trade areas during the current fiscal year.

Our merchandising initiatives are designed to improve availability of products, especially accessories and peripherals, and to create unique items that offer a strong set of features at value prices. We have created alliances with key manufacturers, such as Sharper Image Corporation, Sharp Systems of America and Disney Consumer Products to provide our customers with products not available at other big-box consumer electronics retailers. We also anticipate working with other manufacturers to introduce brand names unique to Circuit City in the future. In advance of producing higher sales volumes, these merchandising initiatives may increase inventory levels. However, we also will continue to monitor inventory levels and adjust purchases based on sales trends.

We are encouraged by the progress that we are making in our store revitalization efforts and in our efforts to reduce cost throughout the organization. Nevertheless, we recognize that our results in the near term may be impacted positively or negatively by changes in the nation's overall economic climate as well as a number of other factors.

We expect that a combination of factors will continue to pressure the earnings of our finance operation in fiscal 2004. A continued soft economy could cause bankruptcy and default rates to remain at higher-than-normal levels, which would adversely affect finance income. In addition to the new securitizations completed in the first quarter of fiscal 2004, we expect one or more securitizations will be required to replace a $275 million private-label term securitization maturing in the third quarter of fiscal 2004 and to provide additional financing. The impact of these factors on finance income, cash and the retained interests in securitized receivables will depend upon the performance of the private-label and bankcard portfolios during the remainder of the fiscal year and market conditions at the time of the planned private-label securitization.

Although we remain dissatisfied with our performance, we believe that we are taking the right steps to bring a better Circuit City to consumers and that we recognize the need to improve the performance of the finance operation, particularly the bankcard portfolio. Our attention is focused on building value for our shareholders with the primary route to that objective being a superior consumer electronics shopping experience for consumers nationwide.

Recent Accounting Pronouncements

Effective in the first quarter of fiscal 2004, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred and recognize accretion expense in subsequent periods. The adoption of SFAS No. 143 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF No. 00-21 will be effective for our third quarter of fiscal 2004. We have not yet determined the impact, if any, of adopting this standard.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interest in a variable interest entity for purposes of deciding whether consolidation of that entity is required. All of our securitization transactions accounted for as a sale in accordance with SFAS No. 140 are accomplished through qualifying special purpose entities, and these transactions are not subject to the provisions of FIN No. 46. We lease one of our corporate office buildings under an operating lease arrangement with an off-balance-sheet variable interest entity. This off-balance-sheet entity owns the building having an original cost of $12.6 million and has incurred debt with an outstanding principal balance of $10.7 million to finance the cost of the building. If the arrangement remains in place at September 1, 2003, the effective date of this standard for the company, we will report the building and the related debt on the consolidated balance sheet. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

FINANCIAL CONDITION

Liquidity and Capital Resources

At May 31, 2003, we had cash and cash equivalents of $615.6 million, compared with $884.7 million at February 28, 2003. The lower cash balance primarily reflects the higher retained interests in securitized receivables.

Operating Activities. In the three months ended May 31, 2003, Circuit City used net cash of $231.2 million in operating activities, compared with net cash of $139.6 million used in the three months ended May 31, 2002. The increase in net cash used primarily reflects the increase in retained interests in securitized receivables and the decrease in accounts payable, partly offset by a decrease in inventory.

Retained interests in securitized receivables increased by $202.6 million in the first three months of this fiscal year, compared with an increase of $21.7 million in the first three months of last fiscal year. The current year increase in retained interests in securitized receivables reflects the new securitizations entered into during the first quarter of this fiscal year. We completed a $550 million bankcard receivable securitization transaction and a $500 million private-label credit card receivable securitization transaction during the first quarter of fiscal 2004 to replace maturing term securitizations. We also renewed variable funding asset-backed securities programs, which we refer to as warehouse conduits, during the first quarter of fiscal 2004. We completed a $470 million bankcard receivable securitization transaction and a $300 million private-label credit card receivable securitization transaction during fiscal 2003 to replace maturing term securitizations.

Merchandise inventory decreased $81.1 million in the first quarter of fiscal 2004, compared with an increase of $90.8 million in the same period last year. The $171.9 million difference primarily reflected replenishment in the first quarter of fiscal 2003 of merchandise in key categories in which merchandise was not available early in the quarter and management of inventory levels to sales trends, which were stronger in last fiscal year's first quarter compared with the same period this fiscal year. Accounts payable decreased by $63.3 million in the first three months of fiscal 2004, compared with a decrease of $2.3 million in the first three months last year. The $61.0 million difference related to inventory purchased in the first quarter of fiscal 2003.

Investing Activities. Net cash used in investing activities was $20.6 million in the three months ended May 31, 2003, compared with net cash of $21.6 million used in investing activities in the first three months of last fiscal year. Capital expenditures increased to $27.4 million in the first three months of fiscal 2004 from $26.1 million in the comparable period last year. Capital spending in the first three months of fiscal 2004 included spending related to the relocation of three Superstores, the remodeling of one Superstore and the refixturing of the merchandise areas in nine Superstores. Capital expenditures in the first quarter of fiscal 2003 included spending for the initial phase of rolling out a remodeled video department, which was completed in 18 Superstores, lighting upgrades in more than 100 Superstores and the relocation of two Superstores. Proceeds from the sale of property and equipment increased to $6.8 million in the first three months of fiscal 2004, compared with $4.4 million in the first three months of last fiscal year.

Financing Activities. Net cash used in financing activities was $17.2 million in the first three months of fiscal 2004, compared with net cash of $26.5 million provided by financing activities in the comparable period last year. In January 2003, we announced that our board of directors had authorized the repurchase of up to $200 million of common stock. As of May 31, 2003, we had repurchased and retired 2.7 million shares of common stock at a cost of $13.9 million. Based on the market value of the common stock at May 31, 2003, the remaining $186.1 million authorization would allow the company to repurchase up to approximately 12 percent of the 207.7 million shares then outstanding.

On June 27, 2003, we entered into a $500 million, four-year revolving credit facility secured by inventory and certain accounts receivables. This facility will be used to support letters of credit as well as for short-term borrowing needs and generally will bear interest at a spread over LIBOR or at prime. The facility is scheduled to mature in June 2007 and provides for an option to extend the facility by one additional year. The maximum credit extensions, including loans and outstanding letters of credit, permitted under the credit facility on any date will be determined from a borrowing base calculated as a percentage of the company's eligible inventory and accounts receivable as of that date. If the remaining borrowing availability under the facility falls below $100 million, cash dividends and stock repurchases by the company are limited to an aggregate of $75 million in any fiscal year. In addition, if the difference between the borrowing base and the outstanding credit extensions under the facility falls below $50 million for five consecutive business days, all proceeds from the sale of inventory must be applied on a daily basis to payment of amounts owed under the facility. The facility has customary representations and warranties, covenants and events of default.

We terminated $210 million in committed seasonal lines on June 27, 2003. At May 31, 2003, and at June 27, 2003, there were no outstanding balances under these facilities. We were required to meet financial covenants relating to minimum tangible net worth, debt to net worth and the current ratio. We were in compliance with these covenants at May 31, 2003.

At May 31, 2003, the aggregate principal amount of securitized credit card receivables totaled $1.50 billion under the private-label program and $1.46 billion under the bankcard program. At May 31, 2003, the unused capacity of the private-label variable funding program was $151.1 million and the unused capacity of the bankcard variable funding program was $55.5 million. Our securitization agreements do not provide recourse to the company for credit losses on securitized receivables.

During the second quarter, our finance operation began selectively extending 18-month interest-free promotional financing through the private-label credit card program. In the past, our finance operation had generally limited promotional financing to 12 month terms. Depending on the financial success of the promotion, our private-label receivables may increase significantly. This potential increase could require additional financing, which could include additional or larger public or private securitizations during the current fiscal year.

We anticipate that we will be able to expand or enter into new securitization agreements to meet the future needs of our finance operation. However, adverse changes in the performance of our credit card portfolios or changes in the asset-backed securities market could result in our having to hold larger retained interests in future securitizations. The private-label and bankcard securitization agreements require that the aggregate principal balance of the securitized receivables exceed a specified amount and that the yield on the securitized receivables exceed specified rates. In addition, the variable funding securitization agreements require that we meet financial tests relating to minimum tangible net worth, current ratios and debt-to-capital ratios and that the securitized receivables meet specified performance levels relating to default rates, delinquency rates and principal payment rates. If these financial tests or performance levels are not met, or if, certain other events occur, it would constitute an early amortization event, in which case the principal payment dates for the term series would be accelerated, the variable funding commitments would terminate and the variable funding investors would begin to receive monthly principal payments until paid in full.

We expect that available cash resources, credit facilities, sale-leaseback transactions, landlord reimbursements and cash generated by operations will be sufficient to fund capital expenditures and working capital for the foreseeable future.

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements," which are subject to risks and uncertainties. Additional discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations is contained in the company's Securities and Exchange Commission filings, including the company's fiscal 2003 Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Receivables Risk. We manage the market risk associated with the revolving credit card portfolios of our finance operation. Portions of these portfolios have been securitized in transactions accounted for as sales in accordance with SFAS No. 140 and, therefore, are not presented on the consolidated balance sheets.

The majority of accounts in the credit card portfolios are charged interest at rates indexed to the prime rate, adjustable on a monthly basis subject to certain limitations. The remaining accounts are charged interest at fixed annual percentage rates. The following table presents the breakdown by interest rate structure of the gross principal receivables outstanding prior to discounting at May 31, 2003, and February 28, 2003.


(Amounts in millions)                             May 31                  February 28
---------------------------------------------------------------------------------------

Indexed to prime rate.....................          $2,866                  $2,998
Fixed APR.................................             157                     176
                                           -----------------------------------------
Total.....................................          $3,023                  $3,174
                                           =========================================

Financing   for  the  credit  card   receivables   is  achieved   through  asset
securitization  programs  that,  in turn,  issue both private and public  market debt,  principally at floating rates based on LIBOR and commercial  paper rates.
Receivables  held for sale are financed with working  capital.  At May 31, 2003, and February 28, 2003, the total principal amount of receivables  securitized or held for sale prior to discounting was as follows:

(Amounts in millions)                             May 31                 February 28
---------------------------------------------------------------------------------------

Floating-rate securitizations.............          $2,960                  $3,119
Held for sale.............................              63                      55
                                            ----------------------------------------
Total.....................................          $3,023                  $3,174
                                            ========================================

Interest Rate Exposure. Interest rate exposure relating to the credit card receivable securitizations represents a market risk exposure that we manage primarily with matched funding. We also have the ability to adjust fixed-APR revolving credit cards and the index on floating-rate credit cards, subject to cardholder ratification, but we do not currently anticipate the need to do so. Our ability to effect these changes may be limited by competitive conditions.

The majority of our cardholder accounts have interest rates indexed to prime, but the rates we charge our cardholders may not change as frequently or to the same extent as our funding costs. This is the result of a combination of factors such as interest rate floors on the accounts which are above the current level of prime rate, interest-free promotional financing, and by differences between changes in prime and LIBOR or commercial paper rates. Accordingly, our securitization income and the value of our retained interests in the securitized receivables could be adversely impacted by increases in interest rates.

We use a sensitivity analysis to quantify interest rate risk relating to our retained interests in securitized receivables. This analysis calculates the impact on net earnings from a 200 basis point increase in the yield curve applied equally over the next four quarters. Assuming that no other assumptions change, this increase in interest rates would result in a decrease in our securitization income of approximately $12.6 million for the quarter ended May 31, 2003, compared with a decrease of approximately $9.1 million for the quarter ended May 31, 2002.

The market and credit risks associated with interest rate caps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates and is directly related to the product type, agreement terms and transaction volume. We have entered into offsetting interest rate cap positions and, therefore, do not anticipate significant market risk arising from interest rate caps. Credit risk is the exposure to nonperformance of another party to an agreement. We mitigate credit risk by dealing with highly rated bank counterparties.

ITEM 4.  CONTROLS AND PROCEDURES

The company's principal executive officer and principal financial officer have evaluated the effectiveness of the company's disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures are effective. There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Before June 17, 2003, Circuit City's common stock, par value $0.50 per share, was subject to the Virginia control share acquisition statute. Under this statute, an acquirer of shares in excess of certain thresholds, more than one-fifth, one-third or a majority of a company's shares is not able to vote those shares until voting rights are granted by a majority, of the outstanding shares of that company's common stock, excluding shares held by the bidder and shares held by officers and employee-directors of that company. The acquiring person may require that company to call a special shareholders meeting to consider whether to grant voting rights to the shares acquired. Virginia law permits Circuit City to opt out of the control share acquisition statute. Effective June 17, 2003, Circuit City opted out of that statute.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               (3)(i) Amended and Restated Articles of Incorporation of the company, effective February 3, 1997, as amended through October 1, 2002, filed as Exhibit 3(i) to the company's Quarterly Report on Form 10-Q for the quarter ended
                       November 30, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

               (3)(ii) Amendment  to the Bylaws of the company,  effective  June
                       17, 2003, filed herewith.

               (3)(iii)Bylaws of the company,  as amended and restated  June 17,
                       2003, filed herewith.

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

               (99)(i) Certification   of   CEO   under   Section   906  of  the
                       Sarbanes-Oxley Act of 2002, filed herewith.

               (99(ii) Certification   of   CFO   under   Section   906  of  the
                       Sarbanes-Oxley Act of 2002, filed herewith.

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


                                     CIRCUIT CITY STORES, INC.
                                     (Registrant)


                                     By:   /s/ W. Alan McCollough
                                           -------------------------------------
                                           W. Alan McCollough
                                           Chairman, President and
                                           Chief Executive Officer


                                     By:   /s/ Michael E. Foss
                                           -------------------------------------
                                           Michael E. Foss
                                           Senior Vice President
                                           Chief Financial Officer



                                     By:   /s/ Philip J. Dunn
                                           -------------------------------------
                                           Philip J. Dunn
                                           Senior Vice President, Treasurer,
                                           Corporate Controller and
                                           Chief Accounting Officer




July 14, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 14, 2003


                                                     /s/ W. Alan McCollough
                                                     -----------------------
                                                     W. Alan McCollough
                                                     Chairman, President and
                                                     Chief Executive Officer

I, Michael E. Foss, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 14, 2003


                                                         /s/ Michael E. Foss
                                                         -----------------------
                                                         Michael E. Foss
                                                         Senior Vice President
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


                      (3)(i) Amended and Restated Articles of Incorporation of the company, effective February 3, 1997, as amended through October 1, 2002, filed as Exhibit 3(i) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

                      (3)(ii) Amendment to the Bylaws of the company, effective June 17, 2003, filed herewith.

                      (3)(iii) Bylaws of the  company,  as amended and  restated
                               June 17, 2003, filed herewith.

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

                     (99)(i) Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                     (99)(ii) Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.