Form 10-Q
period 2003-08-31
CIRCUIT CITY STORES INC
filed 2003-10-14
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2003
                                         OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____to ______

                         Commission file number: 1-5767

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

                                 (804) 527- 4000
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at September 30, 2003
     Common Stock, par value $0.50                        209,462,914


A Table of Contents is included on Page 2 and an Index for Exhibits is included on Page 34.




                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                               No.

PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Statements of Operations -
                     Three Months and Six Months Ended August 31, 2003 and 2002                 3

                     Consolidated Balance Sheets -
                     August 31, 2003 and February 28, 2003                                      4

                     Consolidated Statements of Cash Flows -
                     Six Months Ended August 31, 2003 and 2002                                  5

                     Notes to Consolidated Financial Statements                                 6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                    17

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                   28

      Item 4.     Controls and Procedures                                                      29

PART II.          OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders                          30

      Item 5.     Other Information                                                            30

      Item 6.     Exhibits and Reports on Form 8-K                                             31

SIGNATURES                                                                                     33

EXHIBIT INDEX                                                                                  34


                                  Page 2 of 34


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                 Six Months Ended
                                                                      August 31                        August 31
                                                               2003             2002              2003           2002
                                                             ----------      ----------        ----------     ----------
Net sales and operating revenues                             $2,155,700      $2,221,204        $4,089,020     $4,339,447
Cost of sales, buying and warehousing                         1,668,325       1,695,316         3,153,335      3,300,209
                                                             ----------      ----------        ----------     ----------
Gross profit                                                    487,375         525,888           935,685      1,039,238

Finance (loss) income [Notes 1, 4,10 and 13]                   (133,310)         25,970          (155,415)        46,389
Selling, general and administrative expenses                    547,176         569,349         1,043,795      1,105,143
Interest expense                                                    303             550             1,310            550
                                                             ----------      ----------        ----------     ----------
Loss from continuing operations
     before income taxes                                       (193,414)        (18,041)         (264,835)       (20,066)
Income tax benefit                                              (69,169)         (6,856)          (96,666)        (7,625)
                                                             ----------      ----------        ----------     ----------
Net loss from continuing operations                            (124,245)        (11,185)         (168,169)       (12,441)
Net earnings from discontinued operations                             -          31,714                 -         60,952
                                                             ----------      ----------        ----------     ----------
Net (loss) earnings                                          $ (124,245)     $   20,529        $ (168,169)    $   48,511
                                                             ==========      ==========        ==========     ==========
Net (loss) earnings from:
    Continuing operations                                    $ (124,245)     $  (11,185)       $ (168,169)    $  (12,441)
                                                             ==========      ==========        ==========     ==========
    Discontinued operations attributed to:
       Circuit City common stock                             $        -      $   20,298        $        -     $   39,020
                                                             ==========      ==========        ==========     ==========
       CarMax Group common stock                             $        -      $   11,416        $        -     $   21,932
                                                             ==========      ==========        ==========     ==========
Weighted average common shares:
    Circuit City:
       Basic                                                    206,177         207,202           206,003        206,956
                                                             ==========      ==========        ==========     ==========
       Diluted                                                  206,177         207,202           206,003        206,956
                                                             ==========      ==========        ==========     ==========
    CarMax Group:
       Basic                                                          -          37,065                 -         37,013
                                                             ==========      ==========        ==========     ==========
       Diluted                                                        -          38,618                 -         38,722
                                                             ==========      ==========        ==========     ==========
Net (loss) earnings per share:
    Basic:
       Continuing operations                                 $    (0.60)     $    (0.05)       $    (0.82)    $    (0.06)
       Discontinued operations attributed to
           Circuit City common stock                                  -            0.10                 -           0.19
                                                             ----------      ----------        ----------     ----------
                                                             $    (0.60)     $     0.04        $    (0.82)    $     0.13
                                                             ==========      ==========        ==========     ==========
       Discontinued operations attributed to
           CarMax Group common stock                         $        -      $     0.31        $        -     $     0.59
                                                             ==========      ==========        ==========     ==========
    Diluted:
       Continuing operations                                 $    (0.60)     $    (0.05)       $    (0.82)    $    (0.06)
       Discontinued operations attributed to
           Circuit City common stock                                  -            0.10                 -           0.19
                                                             ----------      ----------        ----------     ----------
                                                             $    (0.60)     $     0.04        $    (0.82)    $     0.13
                                                             ==========      ==========        ==========     ==========
       Discontinued operations attributed to
           CarMax Group common stock                         $        -      $     0.30        $        -     $     0.57
                                                             ==========      ==========        ==========     ==========
Cash dividends paid per share on
    Circuit City common stock                                $   0.0175      $   0.0175        $   0.0350     $   0.0350
                                                             ==========      ==========        ==========     ==========
See accompanying notes to consolidated financial statements.

                                  Page 3 of 34

                   Circuit City Stores, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                          Aug. 31, 2003      Feb. 28, 2003
                                                                                           ( Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                                   $  633,072        $  884,670
Accounts receivable, net of allowance for doubtful accounts
     of $1,058 and $1,075                                                                      168,450           215,125
Retained interests in securitized receivables                                                  617,860           560,214
Merchandise inventory                                                                        1,554,432         1,409,736
Prepaid expenses and other current assets                                                       60,179            33,165
                                                                                            ----------        ----------

Total current assets                                                                         3,033,993         3,102,910

Property and equipment, net                                                                    625,532           649,593
Deferred income taxes                                                                           25,435            22,362
Other assets                                                                                    35,477            24,252
                                                                                            ----------        ----------

TOTAL ASSETS                                                                                $3,720,437        $3,799,117
                                                                                            ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                            $1,186,880        $  963,701
Accrued expenses and other current liabilities                                                 126,685           128,776
Accrued income taxes                                                                                 -            44,453
Deferred income taxes                                                                           68,962           141,729
Current installments of long-term debt                                                           1,366             1,410
                                                                                            ----------        ----------

Total current liabilities                                                                    1,383,893         1,280,069

Long-term debt, excluding current installments                                                  10,630            11,254
Accrued straight-line rent                                                                     101,242            97,427
Other liabilities                                                                               68,169            68,792
                                                                                            ----------        ----------

TOTAL LIABILITIES                                                                            1,563,934         1,457,542
                                                                                            ----------        ----------

Stockholders' equity:
Circuit City common stock, $0.50 par value; 525,000,000 shares authorized;
     209,467,002 shares issued and outstanding at August 31, 2003
     (209,954,840 at February 28, 2003)                                                        104,734           104,977
Capital in excess of par value                                                                 839,724           849,083
Retained earnings                                                                            1,212,045         1,387,515
                                                                                            ----------        ----------

TOTAL STOCKHOLDERS' EQUITY                                                                   2,156,503         2,341,575
                                                                                            ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $3,720,437        $3,799,117
                                                                                            ==========        ==========

See accompanying notes to consolidated financial statements.


                                  Page 4 of 34



                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Six Months Ended
                                                                                                      August 31
                                                                                               2003              2002
                                                                                            ----------        ----------
Operating Activities:
Net (loss) earnings                                                                          $(168,169)       $   48,511
Adjustments to reconcile net (loss) earnings to net cash used in operating activities of continuing operations:
    Net earnings from discontinued operations                                                        -           (60,952)
    Depreciation and amortization                                                               97,719            76,546
    Amortization of restricted stock awards                                                      6,808             9,892
    (Gain) loss on dispositions of property and equipment                                          (14)            5,275
    Provision for deferred income taxes                                                        (75,840)          (12,768)
    Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable, net                                          46,675           (14,705)
       Increase in retained interests in securitized receivables                               (57,646)          (73,357)
       Increase in merchandise inventory                                                      (144,696)         (423,120)
       Increase in prepaid expenses and other current assets                                   (27,014)             (774)
       (Increase) decrease in other assets                                                     (11,225)            3,872
       Increase in accounts payable                                                            223,179           160,462
       Decrease in accrued expenses and other current liabilities
           and accrued income taxes                                                            (48,460)         (105,508)
       Increase in accrued straight-line rent and other liabilities                              3,192             7,176
                                                                                             ---------        ----------
Net cash used in operating activities of continuing operations                                (155,491)         (379,450)
                                                                                             ---------        ----------
Investing Activities:
Purchases of property and equipment                                                            (85,698)          (75,278)
Proceeds from sales of property and equipment, net                                              12,055            15,641
                                                                                             ---------        ----------
Net cash used in investing activities of continuing operations                                 (73,643)          (59,637)
                                                                                             ---------        ----------

Financing Activities:
Payments on short-term debt, net                                                                     -              (397)
Principal payments on long-term debt                                                              (668)          (24,227)
Repurchase and retirement of common stock                                                      (13,941)                -
Issuances of Circuit City common stock, net                                                       (555)            8,682
Issuances of CarMax Group common stock, net                                                          -               744
Dividends paid                                                                                  (7,300)           (7,330)
                                                                                             ---------        ----------
Net cash used in financing activities of continuing operations                                 (22,464)          (22,528)
                                                                                             ---------        ----------

Cash used in discontinued operations - CarMax                                                        -            (4,025)
Cash used in discontinued operations - Divx                                                          -           (10,500)
                                                                                             ---------        ----------
Decrease in cash and cash equivalents                                                         (251,598)         (476,140)
Cash and cash equivalents at beginning of year                                                 884,670         1,248,246
                                                                                             ---------        ----------
Cash and cash equivalents at end of period                                                   $ 633,072        $  772,106
                                                                                             =========        ==========

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

     As of August 31, 2002, 65,923,200 shares of CarMax Group common stock were reserved for the Circuit City Group or for issuance to holders of Circuit City Group common stock. Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.0 percent of the total outstanding and reserved shares of CarMax Group common stock at August 31, 2002.

     The company announced plans to sell its bankcard operation in August 2003. The company has received bids for the bankcard operation from a number of interested parties. While the sales process is not final, based on these bids, the company expects to incur a loss on the sale of the bankcard operation of approximately $163 million, approximately $105 million after income taxes or 51 cents per share. Of the total estimated loss, $148 million, approximately $95 million after income taxes, has been reflected in the second quarter. The remaining $15 million, approximately $10 million after income taxes, includes anticipated lease termination and severance costs. The company expects the sale of the bankcard operation to generate approximately $295 million in cash and expects to complete the sale before the end of the calendar year. Timing for presentation of the bankcard business as a discontinued operation on the company's consolidated financial statements will be affected by the extent and duration of transition services required by a prospective purchaser.

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

     With the separation, CarMax paid a special dividend of $28.4 million to Circuit City Stores, Inc. in recognition of the company's continuing contingent liability for leases related to 23 CarMax locations. At August 31, 2003, the future minimum fixed lease obligations on these 23 leases totaled approximately $466.4 million.

     The relationship between the company and CarMax is governed by a transition services agreement, under which the company provides CarMax services, including human resources, administrative services, special technical services, payroll processing, benefits administration, payroll tax services, computer center support and telecommunication services, with initial terms ranging from six to 24 months and varying renewal options. Under the agreement, CarMax pays the company the allocable portion of all direct and indirect costs of providing these services plus 10 percent. Including the 10 percent markup, the company billed CarMax $2.2 million during the second quarter of fiscal 2004 and $5.5 million during the six months ended August 31, 2003, for services provided under the agreement. A tax allocation agreement, which generally provides that pre-separation taxes attributable to the business of each party will be borne solely by that party, also was executed upon the separation.

     For the quarter ended August 31, 2002, net earnings from the discontinued CarMax operations were $31.7 million. For the six months ended August 31, 2002, net earnings from the discontinued CarMax operations were $61.0 million.

     (B)Divx:

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations. At August 31, 2003, and at February 28, 2003, current liabilities of $8.0 million related to the former Divx operations were reflected in accrued expenses and other current liabilities on the consolidated balance sheets. Payments of $10.5 million were made during the second quarter of fiscal 2003 and are reflected on the consolidated statement of cash flows for the six months ended August 31, 2002. For the three- and six-month periods ended August
     31, 2003 and 2002, the discontinued Divx operations had no impact on the company's results of operations.

4.   Finance (Loss) Income

     For the three- and six-month periods ended August 31, 2003 and 2002, the components of pretax finance (loss) income were as follows:

                                                            Three Months Ended                            Three Months Ended
                                                              August 31, 2003                               August 31, 2002
     (Amounts in millions)                     Private-Label      Bankcard       Total        Private-Label     Bankcard      Total
     --------------------------------------    ----------------------------------------       --------------------------------------
     Securitization income (loss)..........        $29.2           $(133.6)     $(104.4)          $30.8          $24.7        $55.5
     Less:   Payroll and fringe benefit
                 expenses..................          7.1               2.9         10.0             7.3            3.3         10.6
             Other direct expenses.........         13.1               5.8         18.9            10.3            8.6         18.9
                                               ----------------------------------------       --------------------------------------
     Finance income (loss).................        $ 9.0           $(142.3)     $(133.3)          $13.2          $12.8        $26.0
                                               ========================================       ======================================

                                                          Six Months Ended                                 Six Months Ended
                                                           August 31, 2003                                  August 31, 2002
     (Amounts in millions)                     Private-Label       Bankcard       Total        Private-Label    Bankcard      Total
     --------------------------------------    ----------------------------------------       --------------------------------------
     Securitization income (loss)..........        $57.6           $(148.9)     $ (91.3)           $59.9         $46.1        $106.0
     Less:   Payroll and fringe benefit
                 expenses..................         14.7               6.1         20.8             14.7           6.6          21.3
             Other direct expenses.........         26.2              17.1         43.3             20.4          17.9          38.3

     Finance income (loss).................        $16.7           $(172.1)     $(155.4)            $24.8        $21.6        $ 46.4
                                               ========================================       ======================================


     The securitization loss for this year's second quarter includes the impact of pretax charges of $148.0 million to reduce the carrying value of the company's retained interests in the bankcard portfolio to reflect the estimated net proceeds from the planned sale of the bankcard operation.

     Securitization income primarily is comprised of the gain on the sale of receivables generated by the company's finance operations, income from retained interests in the receivables and income related to servicing the receivables, as well as the impact of increases or decreases in the fair value of the retained interests. Finance (loss) income does not include any allocation of indirect costs or income. The company presents information on the performance of its finance operations on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefits or costs that could be attributed to these operations. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll, as well as retail store expenses.

5.   Stock-Based Compensation

     The company accounts for stock options granted to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations. As the exercise price of all options granted was equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost has been recognized. The following table summarizes the effect on net (loss) earnings and net (loss) earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The pro forma effect on the three- and six-month periods ended August 31, 2003 and 2002 may not be representative of the pro forma effects on net (loss) earnings for future quarters.

                                  Page 8 of 34


                                                                       Three Months Ended            Six Months Ended
     (Amounts in thousands                                                 August 31                    August 31
     except per share data)                                            2003        2002            2003          2002
     -----------------------------------------------------------   ----------------------       ---------------------
     Net loss from continuing operations:
        As reported.............................................   $(124,245)    $(11,185)      $(168,169)   $(12,441)
        Less: fair value impact of employee
           stock compensation costs.............................       5,468        4,803           8,153       9,423
                                                                   ----------------------       ---------------------
        Pro forma...............................................   $(129,713)    $(15,988)      $(176,322)   $(21,864)
                                                                   ======================       =====================
     Net (loss) earnings attributed to Circuit City
        common stock:
        Continuing operations, as reported......................   $(124,245)    $(11,185)      $(168,169)   $(12,441)
        Discontinued operations, as reported....................           -       20,298               -      39,020
        Less: fair value impact of employee
           stock compensation costs.............................       5,468        4,803           8,153       9,423
                                                                   -----------------------      ---------------------
        Pro forma...............................................   $(129,713)    $  4,310       $(176,322)   $ 17,156
                                                                   ======================       =====================
     Net loss per share from continuing operations:
        Basic - as reported.....................................  $    (0.60)    $  (0.05)      $   (0.82)   $  (0.06)
        Basic - pro forma ......................................       (0.63)       (0.08)          (0.86)      (0.11)
        Diluted - as reported ..................................       (0.60)       (0.05)          (0.82)      (0.06)
        Diluted - pro forma ....................................       (0.63)       (0.08)          (0.86)      (0.11)
     Net (loss) earnings per share attributed to
        Circuit City common stock:
        Basic - as reported.....................................   $   (0.60)    $   0.04       $   (0.82)   $   0.13
        Basic - pro forma.......................................       (0.63)        0.02           (0.86)       0.08
        Diluted - as reported ..................................       (0.60)        0.04           (0.82)       0.13
        Diluted - pro forma.....................................       (0.63)        0.02           (0.86)       0.08

     For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                                             Three Months Ended                    Six Months Ended
                                                                  August 31                            August 31
                                                             2003             2002               2003             2002
                                                           ------------------------            -------------------------
     Expected dividend yield..........................       1.0%            0.3%                1.1%             0.3%
     Expected stock volatility........................      75.7%           69.8%               75.8%            69.8%
     Risk-free interest rates.........................       2.2%            4.7%                2.5%             4.7%
     Expected lives (in years)........................       4.7             4.6                 4.6              4.6

     Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted was $4 per option for the three- and six-month periods ended August 31, 2003, and $13 per option for the three- and six-month periods ended August 31, 2002.

6.   Income Taxes

     The effective income tax rate was 35.8 percent for the three months ended August 31, 2003, and 36.5 percent for the six months ended August 31, 2003, compared with 38.0 percent for the three- and six-month periods ended August 31, 2002. The decrease is attributed to lower state and local income taxes.

7.   Net (Loss) Earnings per Share

     The company reported a loss from continuing operations for the three- and six-month periods ended August 31, 2003 and 2002. The diluted net loss per share is the same as the basic net loss per share for

                                  Page 9 of 34

     those periods because including any potentially dilutive securities would be antidilutive to the net loss per share from continuing operations.

     For the three- and six-month periods ended August 31, 2003, no options or restricted stock were included in the computation of diluted net loss per share because the company reported a loss from continuing operations. Options to purchase 20.2 million shares of Circuit City common stock with exercise prices ranging from $5.61 to $27.21 and restricted stock amounting to 3.6 million shares were outstanding at August 31, 2003. For the three- and six-month periods ended August 31, 2002, no options or restricted stock were included in the computation of diluted net loss per share because the company reported a loss from continuing operations. Options to purchase
     12.0 million shares of Circuit City common stock with exercise prices ranging from $9.94 to $40.81 per share and restricted stock amounting to
     2.6 million shares were outstanding at August 31, 2002.

     Basic net earnings per share from discontinued operations attributed to CarMax Group common stock is computed by dividing net earnings from discontinued operations attributed to CarMax Group common stock by the weighted average number of shares of CarMax Group common stock outstanding. Diluted net earnings per share from discontinued operations attributed to CarMax Group common stock is computed by dividing net earnings from discontinued operations attributed to CarMax Group common stock by the sum of the weighted average number of shares of CarMax Group common stock outstanding and the dilutive potential CarMax Group common stock. CarMax became an independent, separately traded public company on October 1, 2002. All CarMax results prior to the separation date are presented as results from discontinued operations.

     Reconciliations of the numerator and denominator of the basic and diluted net earnings per share calculations for the CarMax Group are presented below.

     (Amounts in thousands                                              Three Months Ended              Six Months Ended
     except per share data)                                               August 31, 2002                August 31, 2002
     -----------------------------------------------------------      ----------------------          --------------------
     Weighted average common shares.............................               37,065                          37,013
     Dilutive potential common shares:
        Options.................................................                1,548                           1,697
        Restricted stock........................................                    5                              12
                                                                               ------                          ------
     Weighted average common shares and
        dilutive potential common shares........................               38,618                          38,722
                                                                               ======                          ======

     Net earnings available to common shareholders..............              $11,416                         $21,932
     Basic net earnings per share...............................              $  0.31                         $  0.59
     Diluted net earnings per share.............................              $  0.30                         $  0.57

8.   Restricted Cash

     Cash and cash equivalents held by the company's regulated subsidiaries and not available for general corporate purposes were $102.1 million at August 31, 2003, and $48.8 million at February 28, 2003.

9.   Common Stock Repurchased

     In January 2003, the company's board of directors authorized the repurchase of up to $200 million of common stock. As of August 31, 2003, the company had repurchased and retired approximately 2.7 million shares of common stock at a cost of $13.9 million. Based on the market value of the common stock at August 31, 2003, the remaining $186.1 million authorized would allow the company to repurchase up to approximately 9 percent of the 209.5 million shares then outstanding.

                                 Page 10 of 34

10.  Securitizations

     The company enters into securitization transactions to finance credit card receivables originated by its finance operations. The company has created two special purpose subsidiaries to facilitate these securitization transactions in accordance with the isolation provisions of SFAS No. 140. The finance operations sell credit card receivables to the special purpose subsidiaries, which, in turn, sell these receivables to securitization master trusts. At the time of these sales, the company recognizes gains or losses as a component of finance income. See Note 4. Private-label and co-branded Visa credit card receivables, collectively referred to as private-label receivables, are securitized through one master trust, and MasterCard and Visa credit card receivables, collectively referred to as bankcard receivables, are securitized through a separate master trust.

     The company has plans to sell its bankcard operation and expects to complete the sale before the end of the calendar year. The company may continue to provide transition services required by a prospective purchaser.

     Each master trust periodically issues securities backed by the receivables in that master trust. Each master trust has issued multiple series of term asset-backed securities having fixed initial principal amounts. In addition, each master trust has issued a series of variable funding asset-backed securities having a variable principal amount. Investors in the variable funding asset-backed securities are generally entitled to receive monthly interest payments and have committed to acquire additional variable funding interests up to a stated amount until a stated commitment termination date. Neither master trust agreement provides for recourse to the company for credit losses on the securitized receivables. However, the fair value of the company's retained interests in securitized receivables will be directly affected by credit losses on those securitized receivables. The finance operations continue to service the securitized receivables for a fee.

     Circuit City retains the rights to receive the excess of the finance charges and fees generated by the securitized receivables over the related interest paid to investors, servicing costs and credit losses. The company also holds various subordinated asset-backed securities, which serve as credit enhancement for the asset-backed securities held by third-party investors.

     The securitization agreements require that the aggregate outstanding principal balance of the securitized receivables exceed a specified amount and that the yield on the securitized receivables exceed specified rates. In addition, the variable funding securitization agreements require that the company meet financial tests relating to minimum tangible net worth, current ratios and debt-to-capital ratios and that the securitized receivables meet specified performance levels relating to delinquency rates and principal payment rates. If these financial tests or performance levels are not met, or if certain other events occur, it would constitute an early amortization event, in which case the principal payment dates for the term series would be accelerated, the variable funding commitments would terminate and the variable funding investors would begin to receive monthly principal payments until paid in full. The company and the securitized receivables were in compliance with these financial tests and performance levels at August 31, 2003.

     The finance operations receive annual servicing fees approximating 2 percent of the outstanding principal balance of the securitized receivables. The servicing fees specified in the securitization agreements adequately compensate the finance operations for servicing the securitized receivables. Accordingly, no servicing asset or liability has been recorded.

                                 Page 11 of 34

     (A)Private-Label:
                                                                                          At August 31         At February 28
     (Dollar amounts in millions)                                                             2003                  2003
     -------------------------------------------------------------------------------     -------------         ---------------
     Total principal amount of credit card receivables managed......................       $1,595.5               $1,636.1
     Principal amount of receivables securitized....................................       $1,569.2               $1,592.2
     Principal amount of receivables held for sale..................................       $   26.3               $   43.9
     Unused capacity of the private-label variable funding program..................       $   90.9               $   29.5
     Aggregate receivables 31 days or more delinquent...............................       $   88.6               $   72.1
     Aggregate receivables 31 days or more delinquent as a percent
        of total principal amount of credit card receivables managed................            5.6%                   4.4%

     The principal amount of defaults net of recoveries was $25.1 million for the three-month period ended August 31, 2003, and $16.7 million for the three-month period ended August 31, 2002. For the three months ended August 31, 2003, serviced receivables averaged $1,559.7 million, compared with $1,289.2 million for the same period last fiscal year. The principal amount of defaults net of recoveries as an annualized percent of average serviced receivables was 6.4 percent for the three-month period ended August 31, 2003, and 5.2 percent for the three-month period ended August 31, 2002.

     The principal amount of defaults net of recoveries was $47.6 million for the six-month period ended August 31, 2003, and $34.2 million for the six-month period ended August 31, 2002. For the six months ended August 31, 2003, serviced receivables averaged $1,564.2 million, compared with $1,292.9 million for the same period last fiscal year. The principal amount of defaults net of recoveries as an annualized percent of average serviced receivables was 6.1 percent for the six-month period ended August 31, 2003, and 5.3 percent for the six-month period ended August 31, 2002.

     No new private-label credit card receivable securitization transactions were completed during the second quarter of fiscal 2004. The company completed a $500 million private-label credit card receivable securitization transaction during the first quarter of fiscal 2004 to replace maturing term securitizations. In addition, the company renewed its private-label variable funding program, which the company also refers to as a warehouse conduit, during the first quarter of fiscal 2004. The company completed a $300 million private-label credit card receivable securitization transaction during the first quarter of fiscal 2003 to replace maturing term securitizations.

     The following table summarizes cash flows received from and paid to the securitization trust.

                                                                   Three Months Ended      Six Months Ended
                                                                      August 31               August 31
     (Amounts in millions)                                         2003        2002        2003        2002
     -----------------------------------------------------------   ------------------     ------------------
     Proceeds from new securitizations..........................   $ 52.5     $192.0*     $ 88.1     $422.0*
     Proceeds from collections reinvested
         in previous credit card securitizations................   $543.8     $257.0*     $870.7     $420.3*
     Servicing fees received....................................   $  7.7     $  5.7      $ 15.1     $ 11.4
     Other cash flows received on
         retained interests**...................................   $ 30.8     $ 19.8      $ 61.9     $ 46.0

     *To be consistent with the fiscal 2004 presentation, the fiscal 2003 amounts reflect changes in the presentation of securitization cash flows.

     **This amount represents cash flows received from retained interests other than servicing fees, including cash flows from the interest-only strip and cash above the minimum required level in cash collateral accounts.

     In accordance with the allocated carrying value method as prescribed by SFAS No. 140, gains on sales of receivables sold to the securitization trusts were $12.9 million for the quarter ended August 31, 2003, and $19.5 million for the quarter ended August 31, 2002. Gains on sales of receivables sold to the securitization trusts were $21.9 million for the six months ended August 31, 2003, and $33.0 million for the six months ended August 31, 2002.

                                 Page 12 of 34

     The sum of the excess cash flows from receivables that are sold to the securitization trust is referred to as an interest-only strip and is carried at fair value based on estimates of these future cash flows. When determining the fair value of the interest-only strip, the company estimates future cash flows using estimates of key assumptions such as finance charge income; charge-offs, net of recoveries; payment rates; and discount rates appropriate for the type of asset and risk. Expected future cash flows also are based upon the market's expectation about future movements in interest rates as reflected in forward interest rate curves.

     Retained interests in securitized private-label receivables are comprised of the following components.

     (Amounts in millions)                                          At August 31, 2003         At February 28, 2003
     ------------------------------------------------------        --------------------       ----------------------
     Interest-only strip...................................               $ 90.9                      $ 79.1
     Subordinated securities...............................                276.9                       160.1
                                                                          ------                      ------
     Retained interests in securitized
        private-label receivables..........................               $367.8                      $239.2
                                                                          ======                      ======

     At August 31, 2003, the weighted-average life of the retained interests in securitized receivables ranged from 0.3 years to 1.6 years. At February 28, 2003, the weighted-average life of the retained interests in securitized receivables ranged from 0.5 years to 2.2 years.

     The following tables present the key economic assumptions used in measuring the fair value of private-label retained interests at August 31, 2003, and February 28, 2003, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key valuation assumptions at August 31, 2003, and February 28, 2003, are based on portfolio performance and market conditions. The discount rates are used to calculate the fair value of the subordinated asset-backed securities and the interest-only strip. The subordinated asset-backed securities were valued primarily using a discount rate of 9 percent. The interest-only strip was valued with a 15 percent discount rate. The default rates used in valuing the interest-only strip are forecasted for future months and represent a loss curve associated with a static pool of receivables. The ranges provided in the tables below reflect the high and low months on the loss curve. The weighted average default rates are weighted by the relative receivable balance for each month and incorporate an adjustment for net present value. These sensitivities are hypothetical and should be used with caution. In the following tables, the effect of a variation in a particular assumption on the fair value of the private-label retained interests is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

                                                                               At August 31, 2003
                                                                                         Impact on Fair            Impact on Fair
                                               Assumptions     Weighted-Average            Value of 10%             Value of 20%
     (Dollar amounts in millions)                 Used              Assumptions           Adverse Change           Adverse Change
     ----------------------------------     -------------------------------------------------------------------------------------
     Monthly payment rate..............           11.3%              11.3%                    $4.9                      $ 9.8
     Annual default rate...............        7.1%-13.3%             9.5%                    $7.4                      $14.6
     Annual discount rate..............        5.1%-15.0%             9.8%                    $3.4                      $ 6.7

                                                                              At February 28, 2003
                                                                                         Impact on Fair            Impact on Fair
                                               Assumptions     Weighted-Average            Value of 10%             Value of 20%
     (Dollar amounts in millions)                 Used              Assumptions           Adverse Change           Adverse Change
     ----------------------------------     -------------------------------------------------------------------------------------
     Monthly payment rate..............            10.9%             10.9%                    $6.1                      $10.7
     Annual default rate...............        7.1%-12.9%             8.9%                    $7.1                      $14.2
     Annual discount rate..............        8.3%-15.0%            10.7%                    $1.6                      $ 3.2


                                 Page 13 of 34

     (B)Bankcard:
                                                                                            At August 31            At February 28
     (Dollar amounts in millions)                                                               2003                     2003
     --------------------------------------------------------------------------------     ----------------        ------------------
     Total principal amount of credit card receivables managed.......................         $1,420.6                 $1,537.8
     Principal amount of receivables securitized.....................................         $1,380.6                 $1,527.0
     Principal amount of receivables held for sale...................................         $   40.1                 $   10.7
     Unused capacity of the bankcard variable funding program........................         $  129.1                 $  166.8
     Aggregate receivables 31 days or more delinquent................................         $  120.2                 $  127.9
     Aggregate receivables 31 days or more delinquent as a percent of
        total principal amount of credit card receivables managed....................              8.5%                     8.3%

     The principal amount of defaults net of recoveries was $54.4 million for the three-month period ended August 31, 2003, and $46.2 million for the three-month period ended August 31, 2002. For the three months ended August 31, 2003, serviced receivables averaged $1,451.0 million, compared with $1,490.5 million for the same period last fiscal year. The principal amount of defaults net of recoveries as an annualized percent of average serviced receivables was 15.0 percent for the three-month period ended August 31, 2003, and 12.4 percent for the three-month period ended August 31, 2002.

     The principal amount of defaults net of recoveries was $110.9 million for the six-month period ended August 31, 2003, and $99.6 million for the six-month period ended August 31, 2002. For the six months ended August 31, 2003, serviced receivables averaged $1,477.0 million, compared with $1,493.0 million for the same period last fiscal year. The principal amount of defaults net of recoveries as an annualized percent of average serviced receivables was 15.0 percent for the six-month period ended August 31, 2003, and 13.3 percent for the six-month period ended August 31, 2002.

     No new bankcard receivable securitization transactions were completed during the second quarter of fiscal 2004. The company completed a $550 million bankcard receivable securitization transaction during the first quarter of fiscal 2004 to replace maturing term securitizations. In addition, the company renewed its bankcard variable funding program, which the company also refers to as a warehouse conduit, during the first quarter of fiscal 2004. The company completed a $470 million bankcard receivable securitization transaction during the second quarter of fiscal 2003 to replace maturing term securitizations.

     The following table summarizes cash flows received from and paid to the securitization trust.

                                                                     Three Months Ended            Six Months Ended
                                                                         August 31                    August 31
     (Amounts in millions)                                           2003         2002           2003           2002
     -----------------------------------------------------------  ---------------------        -----------------------
     Proceeds from new securitizations..........................    $    -      $155.2*         $ 56.7        $285.2*
     Proceeds from collections reinvested
         in previous credit card securitizations................    $262.1      $147.8*         $385.5        $310.7*
     Servicing fees received....................................    $  6.8      $   6.7         $ 14.0        $ 13.9
     Other cash flows received on
         retained interests**...................................    $  7.4      $  23.8         $ 18.8        $ 48.2

     *To be consistent with the fiscal 2004 presentation, the fiscal 2003 amounts reflect changes in the presentation of securitization cash flows.

     **This amount represents cash flows received from retained interests other than servicing fees, including cash flows from the interest-only strip and cash above the minimum required level in cash collateral accounts.

     In accordance with the allocated carrying value method as prescribed by SFAS No. 140, losses on sales of receivables sold to the securitization trusts were $2.4 million for the quarter ended August 31, 2003, compared with gains on sales of receivables of $1.6 million for the quarter ended August 31, 2002. Losses on sales of receivables sold to the securitization trusts were $4.4 million for the six months ended August 31, 2003, compared with gains on sales of receivables of $6.3 million for the six months ended August 31, 2002.

     At August 31, 2003, the fair value of the retained interests in securitized bankcard receivables was $250.0 million. The fair value of the retained interests in the bankcard portfolio at August 31, 2003, was determined based on the estimated net proceeds from the planned sale of the bankcard operation. At February 28, 2003, the fair value of the retained interests in securitized bankcard receivables was $321.0 million. The fair value of the retained interests in the bankcard portfolio at February 28, 2003, was determined based on the present value of expected future cash flows.

11.  Financial Derivatives

     The company enters into interest rate cap agreements in connection with its private-label receivable securitization transactions. During the first six months of fiscal 2004, the company did not purchase or sell any interest rate caps. The total notional amount of interest rate caps outstanding was $512.9 million at August 31, 2003, and at February 28, 2003. Purchased interest rate caps are included in net accounts receivable on the consolidated balance sheets and had a fair value of $5.6 million at August 31, 2003, and $4.2 million at February 28, 2003. Written interest rate caps are included in accounts payable on the consolidated balance sheets and had a fair value of $5.6 million at August 31, 2003, and $4.2 million at February 28, 2003.

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

12.  Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF No. 00-21 will be effective for the company's third quarter of fiscal 2004. The company does not expect the adoption of this standard to have a material impact on the company's financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. Effective September 1, 2003, the company adopted FIN No. 46. The adoption of this standard did not have a material impact on the company's financial position, results of operations or cash flows.

13.  Segment Information

     Due to changes in the management reporting structure that occurred during the first quarter of fiscal 2004, the company has identified its retail operation and its finance operations as reportable segments in accordance with the provisions of SFAS No. 131, "Segment Reporting." These segments are identified and managed by the company based on the company's management reporting structure and on the nature of the products and services offered by each segment. The retail operation segment is engaged in the business of selling brand-name consumer electronics, personal computers and entertainment software. The finance operations issue and service bankcard and private-label credit cards, including a co-branded Visa credit card. The finance operations are conducted through the company's wholly owned subsidiary First North American National Bank, which is a limited-purpose credit card bank. FNANB sells its credit card receivables to consolidated special purpose subsidiaries wholly owned by the company, which, in turn, sell these receivables to securitization master trusts that are off-balance-sheet qualifying special purpose entities. See Note 4 and Note 10 for additional discussion of the finance operations.

     The company's finance operations segment is evaluated by management on a pretax basis. The company includes substantially all depreciation and amortization and interest expense within the retail operation segment. The accounting policies of the segments are the same as those set forth in Note 2 to the company's audited consolidated financial statements incorporated by reference in the company's fiscal 2003 Annual Report on Form 10-K.

     Revenue by reportable segment and the reconciliation to the consolidated statements of operations were as follows:

                                                                  Three Months Ended             Six Months Ended
                                                                      August 31                     August 31
     (Amounts in millions)                                         2003        2002              2003           2002
     ----------------------------------------------------------  --------------------        ------------------------
     Retail operation..........................................  $2,155.7    $2,221.2        $4,089.0        $4,339.4
     Finance operations........................................    (104.4)       55.5           (91.3)          106.0
                                                                 --------------------        ------------------------
     Total revenue.............................................   2,051.3     2,276.7         3,997.7         4,445.4
     Less:  finance operations revenue not included
          in net sales and operating revenues*.................    (104.4)       55.5           (91.3)          106.0
                                                                 --------------------        ------------------------
     Net sales and operating revenues .........................  $2,155.7    $2,221.2        $4,089.0        $4,339.4
                                                                 ====================        ========================

     *Finance operations revenue is included in finance (loss) income, which is reported separately on the statements of operations.


     (Loss)  earnings  from  continuing   operations   before  income  taxes  by
     reportable segment and the reconciliation to the consolidated statements of operations were as follows:

                                                                     Three Months Ended              Six Months Ended
                                                                          August 31                     August 31
     (Amounts in millions)                                           2003           2002            2003            2002
     ----------------------------------------------------------   ------------------------        ----------------------
     Retail operation*.........................................    $ (60.1)         $(44.0)        $(109.4)       $(66.5)
     Finance operations........................................     (133.3)           26.0          (155.4)         46.4
                                                                  ------------------------        ----------------------
     Loss from continuing operations before income
         taxes.................................................    $(193.4)         $(18.0)        $(264.8)       $(20.1)
                                                                  ========================        ======================

     *All corporate expenses are included in the retail operation.

     Total  assets  by  reportable   segment  and  the   reconciliation  to  the
     consolidated balance sheets were as follows:

                                                                  At August 31         At February 28
     (Amounts in millions)                                            2003                 2003
     ---------------------------------------------------------   -------------        ----------------
     Retail operation.........................................      $4,542.8              $4,439.7
     Finance operations.......................................       1,318.5                 762.4
                                                                    --------              --------
     Total assets before intercompany eliminations............       5,861.3               5,202.1
     Less:  intercompany eliminations.........................       2,140.9               1,403.0
                                                                    --------              --------
     Total assets.............................................      $3,720.4              $3,799.1
                                                                    ========              ========

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

As of August 31, 2002, 65,923,200 shares of CarMax Group common stock were reserved for the Circuit City Group or for issuance to holders of Circuit City Group common stock. Excluding shares reserved for CarMax employee stock incentive plans, the reserved CarMax Group shares represented 64.0 percent of the total outstanding and reserved shares of CarMax Group common stock at August 31, 2002.

We announced plans to sell our bankcard operation in August 2003. We have received bids for the bankcard operation from a number of interested parties. While the sales process is not final, based on these bids, we expect to incur a loss on the sale of the bankcard operation of approximately $163 million, approximately $105 million after income taxes or 51 cents per share. Of the total estimated loss, $148 million, approximately $95 million after income taxes, has been reflected in the second quarter. The remaining $15 million, approximately $10 million after income taxes, includes anticipated lease termination and severance costs. We expect the sale of the bankcard operation to generate approximately $295 million in cash. We expect to complete the sale before the end of the calendar year. Timing for presentation of the bankcard business as a discontinued operation on our consolidated financial statements may be affected by the extent and duration of transition services required by a prospective purchaser.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies under Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference in our fiscal 2003 Annual Report on Form 10-K. These policies relate to the calculation of the value of retained interests in securitization transactions, the calculation of the liability for lease termination costs, accounting for pension liabilities and accounting for cash consideration received from vendors. The fair value of the retained interests in securitized private-label receivables at August 31, 2003, and at February 28, 2003, was based on the present value of expected future cash flows. The fair value of the retained interests in securitized bankcard receivables at February 28, 2003, also was based on the present value of expected future cash flows. Due to our decision to sell the bankcard operation, the fair value of the retained interests in securitized bankcard receivables at August 31, 2003, was based on the estimated net proceeds from the planned sale of the bankcard operation.

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

Non-GAAP Financial Measures

In this Management's Discussion and Analysis, we present information that includes and excludes individual cost items to provide greater understanding of the effects of these items on our operating performance. These operating performance measures provide a basis for investors to evaluate our performance and financial position. Our method of computing these measures may differ from the methods used by other companies. In addition, these measures do not replace financial measures computed in accordance with accounting principles generally accepted in the United States of America as a measure of our results of operations and financial condition.

Net Sales and Operating Revenues

Total sales for the second quarter of fiscal 2004 decreased 3 percent to $2.16 billion from $2.22 billion in last fiscal year's second quarter. Comparable store sales decreased 5 percent for the second quarter of fiscal 2004. Total sales for the first six months of fiscal 2004 decreased 6 percent to $4.09 billion from $4.34 billion for the first six months of last fiscal year. Comparable store sales decreased 7 percent for the first six months of fiscal 2004. A store is included in comparable store sales after the store has been open for a full year. Relocated stores are included immediately in the comparable store base.

Our sales pace during the first two months of the quarter reflected significant drops in average retail prices as well as slight declines in store traffic. The sales pace improved in virtually all categories during the month of August, when we produced a comparable store sales increase of 1 percent against a strong prior year increase of 12 percent. Throughout the quarter, we generated strong sales growth in new video technologies, including digital big-screens and LCD and plasma thin-screen products; digital imaging; and DVD movie titles. The strengthening during the month of August was especially pronounced in back-to-school products such as personal computer hardware and software, game software, wireless communications, portable audio and portable video. We believe that these categories all benefited from a new back-to-school advertising program, including both print and television, that helped drive traffic increases. At the end of the quarter, we successfully completed our transition to two new wireless carriers - Verizon Wireless and T-Mobile USA.

The percent of merchandise sales represented by each major product category for the three- and six-month periods ended August 31, 2003 and 2002 was as follows:

                                                                 Three Months Ended             Six Months Ended
                                                                      August 31                    August 31
                                                                2003            2002           2003           2002
                                                              ----------------------          ----------------------
Video.....................................................      39%              39%            39%            39%
Audio.....................................................      14               14             14             15
Information technology....................................      36               36             35             35
Entertainment.............................................      11               11             12             11
                                                              ----------------------          ----------------------
Total.....................................................     100%             100%           100%           100%
                                                              ======================          ======================

We sell extended warranty programs on behalf of unrelated third parties that are the primary obligors. Under these third-party warranty programs, we have no contractual liability to the customer. The total extended warranty revenue included in total sales was $77.8 million, or 3.6 percent of sales, in the second quarter of fiscal 2004, compared with $84.0 million, or 3.8 percent of sales, in last fiscal year's second quarter. The total extended warranty revenue included in total sales was $150.2 million, or 3.7 percent of sales, in the first half of fiscal 2004, compared with $171.9 million, or 4.0 percent of sales, in last fiscal year's second half. The decrease primarily is due to declines in average retail prices, which result in consumers purchasing warranty contracts on fewer products.

The following table provides details on our retail units:

                                                         Aug. 31, 2003        Feb. 28, 2003        Aug. 31, 2002
                                                         -------------        -------------        -------------
Superstores.......................................            612                  611                  606
Mall-based Express stores.........................             13                   15                   17
                                                              ---                  ---                  ---
Total.............................................            625                  626                  623
                                                              ===                  ===                  ===

We expect to open approximately 10 Superstores and relocate 15 Superstores to 18 Superstores in the current fiscal year. In the second quarter of fiscal 2004, we opened one Superstore, relocated one Superstore, fully remodeled three Superstores and closed two mall-based Express stores. For the first half of fiscal 2004, we opened one Superstore, relocated four Superstores, fully remodeled four Superstores and closed two mall-based Express stores.

The following table provides details on our fiscal 2004 new, relocated and fully remodeled Superstores.

                                           First Quarter      Second Quarter      Third Quarter     Fourth Quarter      Fiscal 2004
                                              Actual            Actual              Estimated          Estimated         Estimated
--------------------------------------   ------------------------------------------------------------------------------------------
New Superstores.......................           -                1                     6                 3                 10
Relocated Superstores.................           3                1                     6               5 - 8            15 - 18
Fully remodeled Superstores...........           1                3                     -                 -                  4
                                         ------------------------------------------------------------------------------------------
Total.................................           4                5                    12               8 - 11            29 - 32
                                         ==========================================================================================


Cost of Sales, Buying and Warehousing

The gross profit margin was 22.6 percent of sales in the second quarter of fiscal 2004, compared with 23.7 percent in the same period last fiscal year. For the first six months of fiscal 2004, the gross profit margin was 22.9 percent of sales, compared with 23.9 percent for the same period last fiscal year. The lower gross profit margin reflects competitive pricing and shifts in the merchandise mix within the major product categories; increased inventory shrink as we move more product onto the sales floor; and the reduction in extended warranty sales, which carry above average gross profit margins.

Finance (Loss) Income

Our finance operations are conducted through our wholly owned subsidiary First North American National Bank, which is a limited-purpose credit card bank. FNANB sells its credit card receivables to consolidated, special purpose, wholly owned subsidiaries which, in turn, sell these receivables to securitization master trusts that are off-balance-sheet qualifying special purpose entities. We collectively refer to the private-label and the co-branded Visa credit card programs as the private-label program, and we collectively refer to the MasterCard and Visa credit card programs as the bankcard program. We have plans to sell our bankcard operation and expect to complete the sale before the end of the calendar year.

We securitize the private-label credit card receivables through one master trust and the bankcard receivables through a separate master trust. At August 31, 2003, approximately 58 percent of the total principal amount of private-label receivables outstanding had been created under the co-branded Visa credit card program. At February 28, 2003, approximately 47 percent of the total principal amount of private-label receivables outstanding had been created under the co-branded Visa credit card program. We expect that principal receivables created under the co-branded Visa credit card program will continue to represent a greater percentage of the private-label principal receivables.

Securitizations are accounted for as sales in accordance with Statement of Financial Accounting Standards No. 140, and securitization income is recognized at the time the receivables are securitized. Gains or losses on sales of receivables primarily reflect the difference between the carrying amount of the receivables sold and the sum of the cash proceeds received and the fair value of the retained interests in the securitized receivables. When receivables are sold, we receive cash, retain subordinated securities and retain rights to receive the excess cash flows, referred to as interest-only strips, that the receivables will produce during their life. The excess cash flows represent the excess of the finance charges and fees generated by the securitized receivables over the related interest paid to investors, servicing costs and credit losses. We continue to service the securitized receivables for a fee. For the three- and six-month periods ended August 31, 2003, serviced private-label receivables averaged $1.56 billion, compared with $1.29 billion for the same periods last fiscal year. Serviced bankcard receivables averaged $1.45 billion for the three months ended August 31, 2003, compared with $1.49 billion for the same period last fiscal year. For the six months ended August 31, 2003, serviced bankcard receivables averaged $1.48 billion, compared with $1.49 billion for the six months ended August 31, 2002.

The finance operations produced a pretax loss of $133.3 million in this year's second quarter, compared with pretax income of $26.0 million in the same period last fiscal year. This year's second quarter loss includes pretax income of $9.0 million from the private-label credit card operation, compared with pretax income of $13.2 million in last fiscal year's second quarter. Private-label securitization income was reduced by increased charge-offs, which were partly offset by increased finance charge collections in this year's second quarter. Other direct expenses increased as the number of active private-label accounts increased.

This year's second quarter finance loss also includes a pretax loss of $142.3 million from the bankcard operation, compared with pretax income of $12.8 million in the same period last fiscal year. This year's second quarter pretax loss from the bankcard operation includes pretax charges of $148.0 million to reduce the carrying value of our retained interests in the bankcard portfolio to reflect the estimated net proceeds from the planned sale of the bankcard operation. In connection with the planned sale, we expect to incur additional pretax charges, including lease termination and severance costs, of approximately $15 million.

The fair value of the private-label interest-only strip totaled $90.9 million at August 31, 2003, and $79.1 million at February 28, 2003. The increase in the fair value of the interest-only strip was primarily due to an increase in the amount of receivables in the master trust that were impacted by the implementation of discounting. We began to sell private-label receivables to the master trust at a discount in December 2002. As a result, 2 percent of the principal amount of receivables sold on or after December 1, 2002, are treated as finance charge receivables in the securitization trust and collections of those receivables are treated as finance charge collections, thereby boosting yield to the securitization trust. This causes an increase in the fair value of the interest-only strip and a corresponding decrease in proceeds received on the sale of receivables.

When determining the fair value of the private-label interest-only strip, we estimate future cash flows using estimates of key assumptions such as finance charge income; charge-offs, net of recoveries; payment rates; and discount rates appropriate for the type of asset and risk. Expected future cash flows also are based upon the market's expectation about future movements in interest rates as reflected in forward interest rate curves. We review the assumptions and estimates used in determining the fair value of the private-label interest-only strip on a quarterly basis. If the assumptions change or the actual results differ from the projected results, securitization income will be affected.

Finance income is reduced by payroll, fringe benefits and other costs directly associated with the management and securitization of the credit card portfolios. Payroll and fringe benefit expenses generally vary with the amount of serviced receivables. Other direct expenses include third-party data processing fees, rent, credit promotion expenses, Visa and MasterCard fees and other operating expenses. Finance income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll, as well as retail store expenses. See Note 1, Note 4, Note 10 and Note 13 to the consolidated financial statements in this report for additional information about our finance operations.

Selling, General and Administrative Expenses

The selling, general and administrative expense ratio was 25.4 percent of sales in the second quarter of fiscal 2004, compared with 25.6 percent for the same period last fiscal year. For the first six months of both fiscal

2004 and fiscal 2003, the ratio was 25.5 percent of sales. Interest income recorded as a reduction to selling, general and administrative expenses was $1.7 million for the three-month period ended August 31, 2003, compared with $2.2 million for the same period last fiscal year. For the six months ended August 31, 2003, interest income was $4.1 million, compared with $5.0 million for the same period last fiscal year.

Reductions in payroll and fringe benefits were the largest contributors to the second quarter expense reduction. The second quarter expense savings also reflect a shift in advertising expenditures from the lower volume periods of the year, which included the first two months of the second quarter, to the higher volume back-to-school and holiday periods. Savings from payroll, fringe benefits and advertising were partly offset by higher rent and occupancy expenses related to new and relocated stores and costs associated with new merchandising displays. Improvement in the expense ratio was limited by the sales decline.

The fiscal 2004 second quarter expenses included $18.2 million of remodel costs and $4.0 million of relocation costs, and the fiscal 2003 second quarter expenses included $21.3 million of remodel costs and $4.5 million of relocation costs. Remodeling and relocation costs for the second quarter of fiscal 2004 included accelerated depreciation on assets planned to be taken out of service as a result of the store remodeling and relocation program. As of August 31, 2003, we had relocated one Superstore in each of the St. Louis, Mo.; Chicago, Ill.; Fort Myers, Fla.; and Harrisonburg, Va. markets, fully remodeled one Superstore in each of the Los Angeles, Calif.; and San Francisco, Calif., markets and two Superstores in the Washington, D.C. market, and completed the refixturing of 217 Superstores. Pre-opening expenses, including marketing, payroll, and building maintenance and utility costs, for new and relocated stores were $1.4 million for the three months ended August 31, 2003, and $3.1 million for the six months ended August 31, 2003. As of August 31, 2002, we had relocated two Superstores, completed more than 225 of the approximately 300 video department remodels planned for fiscal 2003 and completed substantially all of the approximately 300 full-store lighting upgrades scheduled for completion during fiscal 2003. Pre-opening expenses for new and relocated stores were $2.1 million for the three months ended August 31, 2002, and $2.8 million for the six months ended August 31, 2002.

Excluding remodel and relocation expenses, the selling, general and administrative expense ratio for the second quarter was 24.4 percent of sales this year, compared with 24.5 percent in last fiscal year's second quarter. For these same periods, selling, general and administrative expenses, excluding remodel and relocation costs, declined $18.5 million, or 3 percent. For the first half of fiscal 2004, the selling, general and administrative expense ratio, excluding remodel and relocation expenses, was 24.6 percent, compared with 24.7 percent in the first half of fiscal 2003.

The impact of remodel and relocation costs on the expense ratio is presented in the following tables.

                                                                                        Three Months Ended
                                                                                            August 31
(Amounts in millions)                                                            2003                       2002
------------------------------------------------------------------        --------------------------------------------
Before remodel and relocation expenses............................        $525.0      24.4%          $543.5     24.5%
Remodel expenses..................................................          18.2       0.8             21.3      0.9
Relocation expenses...............................................           4.0       0.2              4.5      0.2
                                                                          --------------------------------------------
Selling, general and administrative expenses......................        $547.2      25.4%          $569.3     25.6%
                                                                          ============================================

                                                                                        Six Months Ended
                                                                                            August 31
(Amounts in millions)                                                             2003                     2002
------------------------------------------------------------------      ------------------------------------------------
Before remodel and relocation expenses............................      $1,005.1      24.6%        $1,071.3     24.7%
Remodel expenses..................................................          29.5       0.7             27.8      0.7
Relocation expenses...............................................           9.2       0.2              6.0      0.1
                                                                        ------------------------------------------------
Selling, general and administrative expenses......................      $1,043.8      25.5%        $1,105.1     25.5%
                                                                        ================================================


Interest Expense

Interest expense was $0.3 million for the three months ended August 31, 2003, and $1.3 million for the six months ended August 31, 2003. Interest expense was $0.6 million for both the three- and six-month periods ended August 31, 2002. The increase in interest expense for the six months ended August 31, 2003, reflects interest paid as a result of completed audits of prior year income tax returns.

Income Taxes

The effective income tax rate was 35.8 percent for the three months ended August 31, 2003, and 36.5 percent for the six months ended August 31, 2003, compared with 38.0 percent for the three- and six-month periods ended August 31, 2002. The decrease is attributed to lower state and local income taxes.

Net (Loss) Earnings from Continuing Operations

The net loss from continuing operations was $124.2 million, or 60 cents per share, in the second quarter ended August 31, 2003, compared with the net loss from continuing operations of $11.2 million, or 5 cents per share, in the second quarter of last fiscal year. For the six-month period ended August 31, 2003, the net loss from continuing operations was $168.2 million, or 82 cents per share, compared with the net loss from continuing operations of $12.4 million, or 6 cents per share, for the same period last fiscal year.

The net loss from continuing operations in this year's second quarter includes the impact of pretax charges of $148.0 million to reduce the carrying value of our retained interests in the bankcard portfolio to reflect the estimated net proceeds from the planned sale of the bankcard operation, pretax expenses of $18.2 million related to the full remodeling of three stores and the refixturing of 208 stores and $4.0 million in pretax relocation expenses. The relocation expenses include accelerated depreciation on assets planned to be taken out of service as a result of future relocations. Excluding valuation reductions related to the bankcard portfolio, the net loss per share from continuing operations would have been 14 cents in this year's second quarter, compared with 4 cents in the same period last fiscal year. Second quarter fiscal 2004 and second quarter fiscal 2003 remodel and relocation costs totaled 7 cents per share. Excluding valuation reductions and the remodel and relocation expenses, the net loss per share from continuing operations would have been 7 cents in this year's second quarter, compared with net earnings per share of 3 cents in last fiscal year's second quarter.

The net loss from continuing operations for the first six months of this fiscal year includes the impact of the pretax valuation reductions of $177.9 million related to the bankcard portfolio, pretax expenses of $29.5 million related to the full remodeling of four stores and the refixturing of 217 stores and $9.2 million in pretax relocation expenses. Excluding valuation reductions related to the bankcard portfolio, the net loss per share from continuing operations would have been 27 cents in this year's first half, compared with 4 cents in the same period last fiscal year. For the first six months of fiscal 2004, remodel and relocation costs totaled 12 cents per share, compared with 10 cents per share for the first six months of fiscal 2003. Excluding valuation reductions and the remodel and relocation expenses, the net loss per share from continuing operations would have been 15 cents in this year's first half, compared with net earnings per share of 6 cents in last fiscal year's first half.

The impact of the bankcard valuation reductions and the remodel and relocation costs on the net loss per share from continuing operations is presented in the following table.

                                                               Three Months Ended             Six Months Ended
                                                                     August 31                    August 31
                                                               2003            2002         2003           2002
                                                            -----------------------       ----------------------
Net (loss) earnings per share before bankcard
     valuation reductions, remodel and
     relocation expenses.................................    $(0.07)         $ 0.03       $(0.15)         $ 0.06
Remodel expenses..........................................    (0.06)          (0.06)        0.09)          (0.08)
Relocation expenses.......................................    (0.01)          (0.01)       (0.03)          (0.02)
                                                            -----------------------       ----------------------
Net loss per share before bankcard valuation
     reductions...........................................    (0.14)          (0.04)       (0.27)          (0.04)
Bankcard valuation reductions*............................    (0.46)          (0.01)       (0.55)          (0.02)
                                                              ----------------------      ----------------------
Net loss per share from continuing operations.............   $(0.60)         $(0.05)      $(0.82)         $(0.06)
                                                             ======================       ======================

* The bankcard valuation reductions for the periods ended August 31, 2003, reflect the expected net cash proceeds from the planned sale of the bankcard portfolio. The bankcard valuation reductions for the periods ended August 31, 2002, reflect projected cash flows from the bankcard portfolio.

Net Earnings from Discontinued Operations

On October 1, 2002, we completed the separation of the CarMax auto superstore business from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., formerly a wholly owned subsidiary of Circuit City Stores, Inc., became an independent, separately traded public company. All CarMax results for periods prior to the separation date are presented as results from discontinued operations. For the quarter ended August 31, 2002, net earnings from the discontinued CarMax operations were $31.7 million. For the six months ended August 31, 2002, net earnings from the discontinued CarMax operations were $61.0 million.

Operations Outlook

In August 2003, we announced plans to sell the bankcard operation. Based on bids received from a number of interested parties, we expect to incur an after-tax loss of approximately $105 million, or 51 cents per share, $95 million of which we recognized in the second quarter. The remaining $10 million includes anticipated lease termination and severance costs. We expect the sale of the bankcard operation to generate approximately $295 million in cash. We expect to complete the sale of the bankcard operation by the end of the calendar year, enabling us to further focus our attention on the core retail business and to eliminate a source of earnings volatility from our business. Timing for presentation of the bankcard business as a discontinued operation on our consolidated financial statements will be affected by the extent and duration of transition services required by a prospective purchaser. Our private-label finance operation plays a strategic role in our operations, and therefore, any analysis of options for the private-label operation, including a possible sale or outsourcing arrangement, must reflect that role.

Our store revitalization program reflects the importance that we place on improving sales as a means to drive earnings growth. While we are focused on reducing our cost structure, we believe that the gross profit earned from incremental sales combined with the fixed expense leverage resulting from higher sales will also contribute to an increase in earnings. Our efforts to provide superior consumer electronics solutions through the improved store base will continue into fiscal 2005 and beyond.

At August 31, 2003, 111 Superstores, or 18 percent of our 612 Superstores, had been newly constructed, relocated or fully remodeled since the beginning of fiscal 2001. We expect that percentage to reach approximately 20 percent by the end of the current fiscal year and approximately 30 percent by the end of next fiscal year.

We have identified approximately 100 trade areas that are suitable for new stores. We have not announced a plan to build new stores in these trade areas, but they represent potential for geographic expansion. We expect to open approximately 10 new stores in the current fiscal year.

We now have 18 relocated stores that have been open for more than six months. In the first full six months following grand opening, these 18 stores produced an average sales lift that was 28 percentage points higher than the remainder of the store base in the same time period and produced an internal rate of return of approximately 20 percent. Based on these strong results, we accelerated our relocation program to include 15 Superstores to 18 Superstores this fiscal year and a target of 50 Superstores in the next fiscal year, primarily depending on real estate availability. We anticipate that the results from our relocation program may moderate as we relocate additional stores.

In addition to new construction, relocations and full remodels, our store revitalization program also involves changes to existing store fixtures and operations. During the first half of this fiscal year, we completed the refixturing of 217 Superstores. We plan to complete the refixturing program in the final five stores in the third quarter of the current fiscal year. The new fixtures make virtually all products available on the sales floor and create better product adjacencies. In February 2003, we simplified our store operating model to reduce compensation costs and create a staffing model that supports the way customers prefer to shop today.

We expect net cash expenditures and non-cash expenses related to remodeling, relocations and refixturings to total approximately $140 million in this fiscal year. We anticipate that approximately $80 million of that amount will be capitalized and approximately $60 million will be expensed, reducing fiscal 2004 earnings per share by an estimated 21 cents. The capital expenditures are net of landlord reimbursements for property improvement expenditures. The estimated expense amount includes approximately $50 million of non-cash expenses for leasehold impairment reserves on stores we plan to relocate and accelerated depreciation on assets we plan to take out of service as a result of our remodelings and relocations. As we continue to relocate stores, we expect to incur additional leasehold termination costs, with the amount primarily dependent on the length of remaining lease terms and sublease opportunities.

Recent Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. Effective September 1, 2003, we adopted FIN No. 46. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

FINANCIAL CONDITION

Liquidity and Capital Resources

At August 31, 2003, we had cash and cash equivalents of $633.1 million, compared with $884.7 million at February 28, 2003. The lower cash balance primarily reflects the merchandise inventory increase related to anticipated increased sales during the back-to-school and holiday seasons.

Operating Activities. In the six months ended August 31, 2003, Circuit City used net cash of $155.5 million in operating activities, compared with net cash of $379.5 million used in the six months ended August 31, 2002.

The net cash used of $155.5 million is primarily due to the net loss, the increase in merchandise inventory and the increase in retained interests in securitized receivables, partially offset by the increase in accounts payable.

Merchandise inventory increased $144.7 million in the first six months of fiscal 2004, compared with an increase of $423.1 million in the same period last fiscal year. The $278.4 million difference primarily reflects the fiscal 2003 inventory build occurring earlier than in the current fiscal year. Accounts payable increased by $223.2 million in the first six months of fiscal 2004, compared with an increase of $160.5 million in the first six months of last fiscal year. The $62.7 million difference also relates to the earlier inventory build in fiscal 2003.

Retained interests in securitized receivables increased by $57.6 million in the first six months of this fiscal year, compared with an increase of $73.4 million in the first six months of last fiscal year. The current year increase in retained interests in securitized receivables reflects the new securitizations entered into during the first quarter of this fiscal year, partly offset by the $148.0 million of pretax valuation reductions related to the planned sale of the bankcard operation. We completed a $550 million bankcard receivable securitization transaction and a $500 million private-label credit card receivable securitization transaction during the first quarter of fiscal 2004 to replace maturing term securitizations. We also renewed variable funding asset-backed securities programs, which we refer to as warehouse conduits, during the first quarter of fiscal 2004. We completed a $470 million bankcard receivable securitization transaction and a $300 million private-label credit card receivable securitization transaction during the first half of fiscal 2003 to replace maturing term securitizations.

Investing Activities. Net cash used in investing activities was $73.6 million in the six months ended August 31, 2003, compared with net cash of $59.6 million used in investing activities in the first six months of last fiscal year. Capital expenditures increased to $85.7 million in the first six months of fiscal 2004 from $75.3 million in the comparable period last fiscal year. Capital spending in the first six months of fiscal 2004 includes spending related to the opening of one new Superstore, the relocation of four Superstores, the remodeling of four Superstores and the refixturing of the merchandise areas in 217 Superstores. Capital spending in the first half of fiscal 2003 includes spending related to the opening of three new Superstores, four relocated Superstores, video department remodeling in approximately 225 Superstores and full-store lighting upgrades in approximately 300 Superstores.

Financing Activities. Net cash used in financing activities was $22.5 million in the first six months of both fiscal 2004 and fiscal 2003. In January 2003, our board of directors authorized the repurchase of up to $200 million of common stock. As of August 31, 2003, we had repurchased and retired 2.7 million shares of common stock at a cost of $13.9 million. Based on the market value of the common stock at August 31, 2003, the remaining $186.1 million authorized would allow for the repurchase of up to approximately 9 percent of the 209.5 million shares then outstanding.

On June 27, 2003, we entered into a $500 million, four-year revolving credit facility secured by inventory and certain accounts receivables. This facility will be used to support letters of credit as well as for short-term borrowing needs and generally will bear interest at a spread over LIBOR or at prime. The facility is scheduled to mature in June 2007 and provides for an option to extend the facility by one year. The maximum credit extensions, including loans and outstanding letters of credit, permitted under the credit facility on any date will be determined using a borrowing base calculated as a percentage of our eligible inventory and accounts receivable as of that date. If the remaining borrowing availability under the facility falls below $100 million, cash dividends and stock repurchases are limited to an aggregate of $75 million in any fiscal year. In addition, if the difference between the borrowing base and the outstanding credit extensions under the facility falls below $50 million for five consecutive business days, all proceeds from the sale of inventory must be applied on a daily basis to payment of amounts owed under the facility. The facility has customary representations and warranties, covenants and events of default. This credit facility replaced the $210 million in committed seasonal lines, which were terminated on the same date. At August 31, 2003, there were no short-term borrowings on this facility. At August 31, 2003, outstanding letters of credit related to this facility were $43.6 million, leaving $456.4 million available for borrowing.

At August 31, 2003, the aggregate principal amount of securitized credit card receivables totaled $1.60 billion under the private-label program and $1.42 billion under the bankcard program. At August 31, 2003, the unused capacity of the private-label variable funding program was $90.9 million and the unused capacity of the bankcard variable funding program was $129.1 million. Our securitization agreements do not provide recourse to the company for credit losses on securitized receivables.

During the second quarter, our private-label finance operation began selectively extending 18-month, interest-free promotional financing. In the past, our private-label finance operation had generally limited promotional financing to 12-month terms. Depending on the financial success of the promotion, our private-label receivables may increase significantly. This potential increase could require additional financing, which could include additional or larger public or private securitizations during the current fiscal year.

We anticipate that we will be able to expand or enter into new securitization agreements to meet the future needs of our finance operations. However, adverse changes in the performance of our credit card portfolios or changes in the asset-backed securities market could result in our having to hold larger retained interests in future securitizations. The private-label and bankcard securitization agreements require that the aggregate principal balance of the securitized receivables exceed a specified amount and that the yield on the securitized receivables exceed specified rates. In addition, the variable funding securitization agreements require that we meet financial tests relating to minimum tangible net worth, current ratios and debt-to-capital ratios and that the securitized receivables meet specified performance levels relating to delinquency rates and principal payment rates. If these financial tests or performance levels are not met, or if certain other events occur, it would constitute an early amortization event, in which case the principal payment dates for the term series would be accelerated, the variable funding commitments would terminate and the variable funding investors would begin to receive monthly principal payments until paid in full.

We expect that available cash resources, credit facilities, sale-leaseback transactions, landlord reimbursements and cash generated by operations will be sufficient to fund capital expenditures and working capital for the foreseeable future.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are subject to risks and uncertainties. The provisions of the Private Securities Litigation Reform Act of 1995 provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. We wish to take advantage of the "safe harbor" provisions of the Act. Our statements that are not historical facts, including statements about management's expectations for fiscal 2004 and beyond, are forward-looking statements and involve various risks and uncertainties.

Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. The United States retail industry, and the specialty retail industry in particular, are dynamic by nature and have undergone significant changes in recent years. Our ability to anticipate and successfully respond to the continuing challenges of our industry is key to achieving our expectations. Important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements include:

o When or whether we will be successful in selling the bankcard operation and the terms of any such sale;
o The timing and amount of any charges to income that may be required as a result of selling the bankcard operation;
o Changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from competitors using either similar or alternative methods or channels of distribution such as online and telephone shopping services and mail order;
o Changes in general U.S. or regional U.S. economic conditions including, but not limited to, consumer credit availability, consumer credit delinquency and default rates, interest rates, inflation, personal discretionary spending levels, trends in consumer retail spending, both in general and in our product categories, and consumer sentiment about the economy in general;
o The presence or absence of, or consumer acceptance of, new products or product features in the merchandise categories we sell and changes in our actual merchandise sales mix;
o    Significant changes in retail prices for products we sell;
o Changes in availability or cost of financing for working capital and capital expenditures, including securitization financing and financing to support development of our business;
o    Lack of availability or access to sources of inventory;
o    Inability to liquidate excess inventory should excess inventory develop;
o Failure to successfully implement sales and profitability improvement programs for our Circuit City Superstores, including our remodeling and relocation process and our recent change in compensation structure;
o Changes in the performance of the private-label or bankcard portfolios, including material changes in cardholder default rates or payment rates;
o Our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;
o Changes in production or distribution costs or costs of materials for our advertising;
o Availability of appropriate real estate locations for relocations and new stores;
o    Successful  implementation of our various customer service  initiatives;
o    Negative  investment  returns in our pension plan;
o The imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to us or our competitors, the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws; and
o    Significant adverse results in litigation matters.

We believe our forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Receivables Risk. We manage the market risk associated with the revolving credit card portfolios of our finance operations. Portions of these portfolios have been securitized in transactions accounted for as sales in accordance with SFAS No. 140 and, therefore, are not presented on the consolidated balance sheets.

The majority of accounts in the credit card portfolios are charged interest at rates indexed to the prime rate, adjustable on a monthly basis subject to certain limitations. The remaining accounts are charged interest at fixed annual percentage rates. The following table presents the breakdown by interest rate structure of the gross principal receivables outstanding prior to discounting at August 31, 2003, and February 28, 2003.

(A) Private-Label

(Amounts in millions)                             August 31                  February 28
-----------------------------------------        -----------                 -----------
Indexed to prime rate.....................          $1,455                      $1,460
Fixed APR.................................             140                         176
                                                    ------                      ------
Total.....................................          $1,595                      $1,636
                                                    ======                      ======

(B) Bankcard
(Amounts in millions)                             August 31                  February 28
-----------------------------------------        -----------                 -----------
Indexed to prime rate.....................          $1,421                      $1,538
Fixed APR.................................               -                           -
                                                    ------                      ------
Total.....................................          $1,421                      $1,538
                                                    ======                      ======

Financing for the credit card receivables is achieved through asset securitization programs that, in turn, issue both private and public market debt, principally at floating rates based on LIBOR and commercial paper rates. Receivables held for sale are financed with working capital. At August 31, 2003, and February 28, 2003, the total principal amount of receivables securitized or held for sale prior to discounting was as follows:

(A) Private-Label

(Amounts in millions)                             August 31                  February 28
-----------------------------------------        -----------                 -----------
Floating-rate securitizations.............          $1,569                      $1,592
Held for sale.............................              26                          44
                                                    ------                      ------
Total.....................................          $1,595                      $1,636
                                                    ======                      ======

(B) Bankcard

(Amounts in millions)                             August 31                  February 28
-----------------------------------------        -----------                 -----------
Floating-rate securitizations.............          $1,381                      $1,527
Held for sale.............................              40                          11
                                                    ------                      ------
Total.....................................          $1,421                      $1,538
                                                    ======                      ======

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

We use a sensitivity analysis to quantify interest rate risk relating to our retained interests in securitized private-label receivables. This analysis calculates the impact on net earnings from a 200 basis point increase in the yield curve applied equally over the next four quarters. Assuming that no other assumptions change, this increase in interest rates would result in a decrease in our private-label securitization income of approximately $8.6 million for the quarter ended August 31, 2003, compared with a decrease of approximately $8.5 million for the quarter ended August 31, 2002. Due to our decision to sell the bankcard operation, we did not use a sensitivity analysis to quantify interest rate risk because the fair value of the retained interests in the securitized bankcard receivables is now based on the estimated net proceeds as determined by bids received.

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

ITEM 4.  CONTROLS AND PROCEDURES

The company's principal executive officer and principal financial officer have evaluated the effectiveness of the company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The annual meeting of the company's shareholders was held June 17, 2003.

              (b)(i) At the annual meeting, the shareholders of the company elected Ronald M. Brill, Barbara S. Feigin,
                           W. Alan McCollough and Mikael Salovaara as directors for three-year terms and Alan Kane as a director for a two-year term. The elections were approved by the following votes:

                                   Directors                 For                 Withheld
                           -------------------------     -----------           ------------
                           Ronald M. Brill               177,255,056             9,830,160
                           Barbara S. Feigin             177,117,325             9,967,891
                           Alan Kane                     178,128,440             8,956,776
                           W. Alan McCollough            176,203,440            10,881,776
                           Mikael Salovaara              177,228,525             9,858,691

                 (ii) At the annual meeting, the shareholders of the company voted in favor of a proposal to approve the company's 2003 Stock Incentive Plan. This proposal was approved by the following votes:

                                                           2003 Stock Incentive Plan

                                                                                              Broker
                                  For                Against                Abstain          Non-Votes
                             -----------           ------------           ----------         ---------
                             161,478,309            19,242,079             6,364,828             0

                 (iii) At the annual meeting, the shareholders of the company voted in favor of a proposal to approve the company's 2003 Annual Performance-Based Bonus Plan. This proposal was approved by the following votes:

                                                  2003 Annual Performance-Based Bonus Plan

                                                                                              Broker
                                  For                 Against               Abstain          Non-Votes
                              -----------           -----------          -----------         ---------
                              173,649,847            10,237,701           3,197,668              0

                 (iv) At the annual meeting, the shareholders of the company voted in favor of a shareholder proposal regarding the company's shareholder rights plan. This proposal was approved by the following votes:

                                                             Shareholder Proposal

                                                                                          Broker
                                For                   Against           Abstain          Non-Votes
                             ----------             ----------        ----------        ----------
                             88,040,248             22,923,227         8,759,077        67,362,664

ITEM 5.       OTHER INFORMATION

              Effective September 30, 2003, Paula G. Rosput resigned from the company's Board of Directors, citing the need to focus additional time on her primary responsibilities.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

                     3.1 Amended and Restated Articles of Incorporation of the company, effective February 3,1997, as amended through October 1, 2002, filed as Exhibit 3(i) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 1-5767), expressly incorporated herein by this reference

                     3.2 Bylaws of the company, as amended and restated June 17, 2003, filed as Exhibit (3)(iii) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-5767), expressly incorporated herein by this reference

                     4.1 Third Amended and Restated Rights Agreement dated as of October 1, 2002, between he company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as
                           Exhibit  1 to  the  company's  Form  8-A/A  filed  on
                           October 1, 2002 (File No. 1-5767), expressly incorporated herein by this reference

                    10.1 Credit Agreement dated as of June 27, 2003 among the company, the Lenders party thereto, Fleet National Bank, Fleet Retail Finance Inc., Bank of America, N.A. Congress Financial Corporation, General Electric Capital Corporation, Bank One, NA, JPMorgan Chase Bank, National City Commercial Finance, Inc., The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, LLC, filed herewith*

                    10.2 Form of Employment Agreement between the company and certain executive officers, filed herewith**

                    10.3 The company's 2003 Stock Incentive Plan, filed as Appendix B to the company's Definitive Proxy Statement dated May 9, 2003, for the Annual Meeting of Shareholders held on June 17, 2003 (File No. 1-5767), expressly incorporated herein by this reference**

                    10.4 The company's 2003 Annual Performance-Based Bonus Plan, filed as Appendix C to the company's Definitive Proxy Statement dated May 9, 2003, for the Annual Meeting of Shareholders held on June 17, 2003 (File No. 1-5767), expressly incorporated herein by this reference**

                    31.1 Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                    31.2 Certification by Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                    32.1   Certification   of  CEO  under  Section  906  of  the
                           Sarbanes-Oxley Act of 2002, filed herewith

                    32.2   Certification   of  CFO  under  Section  906  of  the
                           Sarbanes-Oxley Act of 2002, filed herewith

                       * Portions of this exhibit have been omitted and filed separately with the SEC pursuant to the company's application for confidential treatment of the omitted information pursuant to Rule 24b-A of the Exchange Act.

                      ** Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.

              (b)    Reports on Form 8-K

                     The exhibits listed below were furnished to the SEC during the period covered by this report pursuant to Item 12 of Form 8-K and shall not be deemed "filed" for purposes of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

                     The company furnished a Form 8-K to the SEC on June 5, 2003, announcing the company's first quarter fiscal year 2004 sales and earnings expectations.

                     The company furnished a Form 8-K to the SEC on June 17, 2003, announcing the company's first quarter fiscal year 2004 results.

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


                                       CIRCUIT CITY STORES, INC.
                                       (Registrant)



                                       By: /s/ W. Alan McCollough
                                           -------------------------------------
                                           W. Alan McCollough
                                           Chairman, President and
                                           Chief Executive Officer



                                       By: /s/ Michael E. Foss
                                           -------------------------------------
                                           Michael E. Foss
                                           Senior Vice President and
                                           Chief Financial Officer



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




October 14, 2003

                                  EXHIBIT INDEX


                     3.1 Amended and Restated Articles of Incorporation of the company, effective February 3,1997, as amended through October 1, 2002, filed as Exhibit 3(i) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 1-5767), expressly incorporated herein by this reference

                     3.2 Bylaws of the company, as amended and restated June 17, 2003, filed as Exhibit (3)(iii) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-5767), expressly incorporated herein by this reference

                     4.1 Third Amended and Restated Rights Agreement dated as of October 1, 2002, between he company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as
                           Exhibit  1 to  the  company's  Form  8-A/A  filed  on
                           October 1, 2002 (File No. 1-5767), expressly incorporated herein by this reference

                    10.1 Credit Agreement dated as of June 27, 2003 among the company, the Lenders party thereto, Fleet National Bank, Fleet Retail Finance Inc., Bank of America, N.A. Congress Financial Corporation, General Electric Capital Corporation, Bank One, NA, JPMorgan Chase Bank, National City Commercial Finance, Inc., The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, LLC, filed herewith*

                    10.2 Form of Employment Agreement between the company and certain executive officers, filed herewith**

                    10.3 The company's 2003 Stock Incentive Plan, filed as Appendix B to the company's Definitive Proxy Statement dated May 9, 2003, for the Annual Meeting of Shareholders held on June 17, 2003 (File No. 1-5767), expressly incorporated herein by this reference**

                    10.4 The company's 2003 Annual Performance-Based Bonus Plan, filed as Appendix C to the company's Definitive Proxy Statement dated May 9, 2003, for the Annual Meeting of Shareholders held on June 17, 2003 (File No. 1-5767), expressly incorporated herein by this reference**

                    31.1 Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                    31.2 Certification by Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                    32.1   Certification   of  CEO  under  Section  906  of  the
                           Sarbanes-Oxley Act of 2002, filed herewith

                    32.2   Certification   of  CFO  under  Section  906  of  the
                           Sarbanes-Oxley Act of 2002, filed herewith

                       * Portions of this exhibit have been omitted and filed separately with the SEC pursuant to the company's application for confidential treatment of the omitted information pursuant to Rule 24b-A of the Exchange Act.

                      ** Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.