Form 10-Q
period 2003-11-30
CIRCUIT CITY STORES INC
filed 2004-01-09
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2003

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to ______

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at December 31, 2003
Common Stock, par value $0.50                          210,552,901


A Table of Contents is included on Page 2 and an Exhibit Index is included on Page 29.


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                    No.

PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Statements of Operations -
                     Three Months and Nine Months Ended November 30, 2003 and 2002                   3

                     Consolidated Balance Sheets -
                     November 30, 2003 and February 28, 2003                                         4

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended November 30, 2003 and 2002                                    5

                     Notes to Consolidated Financial Statements                                      6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                         16

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                        25

      Item 4.     Controls and Procedures                                                           26

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                                                  27

SIGNATURES                                                                                          28

EXHIBIT INDEX                                                                                       29


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Nine Months Ended
                                                                     November 30                          November 30
                                                                2003              2002             2003               2002
                                                             ----------        ----------       ----------         ----------
Net sales and operating revenues                             $2,407,424        $2,421,687       $6,496,444         $6,761,134
Cost of sales, buying and warehousing                         1,872,600         1,873,573        5,025,935          5,173,782
                                                             ----------        ----------       ----------         ----------
Gross profit                                                    534,824           548,114        1,470,509          1,587,352

Finance income                                                    5,631             2,267           22,418             25,451
Selling, general and administrative expenses                    576,721           592,105        1,622,662          1,699,614
Interest expense                                                    169               168            1,479                718
                                                             ----------        ----------       ----------         ----------
Loss from continuing operations
     before income taxes                                        (36,435)          (41,892)        (131,214)           (87,529)
Income tax benefit                                              (12,362)          (15,766)         (47,893)           (32,584)
                                                             ----------        ----------       ----------         ----------
Net loss from continuing operations                             (24,073)          (26,126)         (83,321)           (54,945)
Net earnings (loss) from discontinued operations                 25,546             8,350          (83,375)            85,680
                                                             ----------        ----------       ----------         ----------
Net earnings (loss)                                          $    1,473        $  (17,776)      $ (166,696)        $   30,735
                                                             ==========        ==========       ==========         ==========

Net (loss) earnings from:
    Continuing operations                                    $  (24,073)       $  (26,126)      $  (83,321)        $  (54,945)
                                                             ==========        ==========       ==========         ==========
    Discontinued operations attributed to:
       Circuit City common stock                             $   25,546        $    7,066       $  (83,375)        $   62,464
                                                             ==========        ==========       ==========         ==========
       CarMax Group common stock                             $        -        $    1,284       $        -         $   23,216
                                                             ==========        ==========       ==========         ==========

Weighted average common shares:
    Circuit City:
       Basic                                                    206,441           207,454          206,148            207,121
                                                             ==========        ==========       ==========         ==========
       Diluted                                                  206,441           207,454          206,148            207,121
                                                             ==========        ==========       ==========         ==========
    CarMax Group:
       Basic                                                          -            37,084                -             37,023
                                                             ==========        ==========       ==========         ==========
       Diluted                                                        -            38,577                -             38,701
                                                             ==========        ==========       ==========         ==========
Net (loss) earnings per share:
    Basic:
       Continuing operations                                 $    (0.12)       $    (0.13)      $    (0.40)        $    (0.27)
       Discontinued operations attributed to
           Circuit City common stock                               0.12              0.03            (0.40)              0.30
                                                             ----------        ----------       ----------         ----------
                                                             $     0.01        $    (0.09)      $    (0.81)        $     0.04
                                                             ==========        ==========       ==========         ==========
       Discontinued operations attributed to
           CarMax Group common stock                         $        -        $     0.03       $        -         $     0.63
                                                             ==========        ==========       ==========         ==========
    Diluted:
       Continuing operations                                 $    (0.12)       $    (0.13)      $    (0.40)        $    (0.27)
       Discontinued operations attributed to
           Circuit City common stock                               0.12              0.03            (0.40)              0.30
                                                             ----------        ----------       ----------         ----------
                                                             $     0.01        $    (0.09)      $    (0.81)        $     0.04
                                                             ==========        ==========       ==========         ==========
       Discontinued operations attributed to
           CarMax Group common stock                         $        -        $     0.03       $        -         $     0.60
                                                             ==========        ==========       ==========         ==========

Cash dividends paid per share on
     Circuit City common stock                               $   0.0175        $   0.0175       $   0.0525         $   0.0525
                                                             ==========        ==========       ============       ==========
See accompanying notes to consolidated financial statements.



                   Circuit City Stores, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                          Nov. 30, 2003         Feb. 28, 2003
                                                                                           (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                                   $  455,343           $  884,670
Accounts receivable, net of allowance for doubtful accounts
     of $623 and $1,075                                                                        173,684              140,385
Retained interests in securitized receivables                                                  337,873              239,141
Merchandise inventory                                                                        2,651,078            1,409,736
Prepaid expenses and other current assets                                                       84,945               33,165
Assets of discontinued operations                                                               11,512              395,813
                                                                                            ----------           ----------

Total current assets                                                                         3,714,435            3,102,910

Property and equipment, net                                                                    631,560              649,593
Deferred income taxes                                                                           30,573               22,362
Other assets                                                                                    29,809               24,252
                                                                                            ----------           ----------

TOTAL ASSETS                                                                                $4,406,377           $3,799,117
                                                                                            ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                            $1,793,866           $  963,701
Accrued expenses and other current liabilities                                                 129,766              128,776
Accrued income taxes                                                                                 -               44,453
Deferred income taxes                                                                           87,691              141,729
Current installments of long-term debt                                                           1,253                1,410
Liabilities of discontinued operations                                                           7,417                    -
                                                                                            ----------           ----------

Total current liabilities                                                                    2,019,993            1,280,069

Long-term debt, excluding current installments                                                  22,987               11,254
Accrued straight-line rent                                                                     102,116               97,427
Other liabilities                                                                               89,461               68,792
                                                                                            ----------           ----------

TOTAL LIABILITIES                                                                            2,234,557            1,457,542
                                                                                            ----------           ----------

Stockholders' equity:
Common stock, $0.50 par value;
     525,000,000 shares authorized; 210,508,802 shares
     issued and outstanding at November 30, 2003
     (209,954,840 at February 28, 2003)                                                        105,254              104,977
Capital in excess of par value                                                                 856,716              849,083
Retained earnings                                                                            1,209,850            1,387,515
                                                                                            ----------           ----------

TOTAL STOCKHOLDERS' EQUITY                                                                   2,171,820            2,341,575
                                                                                            ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $4,406,377           $3,799,117
                                                                                            ==========           ==========

See accompanying notes to consolidated financial statements.


                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)


                                                                                                  Nine Months Ended
                                                                                                     November 30

                                                                                              2003                   2002
                                                                                          ------------           -----------
Operating Activities:
Net (loss) earnings                                                                       $   (166,696)          $    30,735
Adjustments to reconcile net (loss) earnings to net cash used in operating activities of continuing operations:
    Net loss (earnings) from discontinued operations                                            83,375               (85,680)
    Depreciation and amortization                                                              143,078               113,396
    Amortization of restricted stock awards                                                     11,312               14,354
    Loss on dispositions of property and equipment                                                 549                6,303
    Provision for deferred income taxes                                                        (62,249)              14,320
    Changes in operating assets and liabilities:
       Increase in accounts receivable, net                                                    (33,299)              (39,797)
       Increase in retained interests in securitized receivables                               (98,732)              (74,882)
       Increase in merchandise inventory                                                    (1,241,342)           (1,140,617)
       Increase in prepaid expenses and other current assets                                   (51,780)             (30,648)
       (Increase) decrease in other assets                                                      (5,557)               4,072
       Increase in accounts payable                                                            830,165              556,243
       Decrease in accrued expenses and other current liabilities
           and accrued income taxes                                                            (41,052)              (96,482)
       Increase in accrued straight-line rent and other liabilities                             25,358               15,488
                                                                                          ------------           -----------
Net cash used in operating activities of continuing operations                                (606,870)             (713,195)
                                                                                          ------------           -----------
Investing Activities:
--------------------
Purchases of property and equipment                                                           (134,251)             (111,148)
Proceeds from sales of property and equipment, net                                              21,257                31,094
                                                                                          ------------           -----------
Net cash used in investing activities of continuing operations                                (112,994)              (80,054)
                                                                                          ------------           -----------
Financing Activities:
--------------------
Proceeds from short-term debt, net                                                                   -                57,603
Principal payments on long-term debt                                                            (1,024)              (24,543)
Repurchase and retirement of common stock                                                      (13,941)                    -
Issuances of Circuit City common stock, net                                                      9,610                 9,715
Issuances of CarMax Group common stock, net                                                          -                   298
Dividends paid                                                                                 (10,968)              (11,003)
                                                                                          ------------           -----------
Net cash (used in) provided by financing activities of
    continuing operations                                                                      (16,323)               32,070
                                                                                          ------------           -----------
Cash provided by (used in) discontinued operations -
    bankcard operation                                                                         306,860               (60,246)
Cash used in discontinued operations - CarMax                                                        -               (21,218)
Cash used in discontinued operations - Divx                                                          -               (10,500)
                                                                                          ------------           -----------
Decrease in cash and cash equivalents                                                         (429,327)             (810,707)
Cash and cash equivalents at beginning of year                                                 884,670             1,248,246
                                                                                          ------------           -----------
Cash and cash equivalents at end of period                                                $    455,343           $   437,539
                                                                                          ============           ===========
Supplemental disclosures of cash flow information:
    Non-cash operating, investing and financing activities:
       Asset aquired from variable interest entity                                        $     12,600           $         -
       Liabilities assumed from variable interest entity                                  $     12,600           $         -
       Reduction of liability related to the discontinued Divx operation                  $      1,483           $         -

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

     Effective October 1, 2002, the CarMax auto superstore business was separated from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., formerly a wholly owned subsidiary of Circuit City Stores, Inc., became an independent, separately traded public company. Following the separation, the Circuit City Group common stock was renamed Circuit City common stock. CarMax results are presented as results from discontinued operations. See Note 3 for additional discussion of the separation.

     On November 18, 2003, the company completed the sale of its bankcard operation, which included Visa and MasterCard credit card receivables and related cash reserves. Results from the bankcard operation have been classified as discontinued operations. See Note 3 for additional discussion concerning the sale of the bankcard operation.

     Certain prior year amounts have been reclassified to conform to the current presentation.

     Due to the seasonal nature of the company's business, interim results are not necessarily indicative of results for the entire fiscal year. The company's consolidated financial statements included in this report should be read in conjunction with the notes to the audited financial statements incorporated by reference in the company's fiscal 2003 Annual Report on Form 10-K.

2.   Accounting Policies

     The consolidated financial statements of the company conform to accounting principles generally accepted in the United States of America. The interim period financial statements are unaudited; however, in the opinion of management, all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation of the interim consolidated financial statements have been included. The February 28, 2003, balance sheet data was derived from the audited consolidated financial statements incorporated by reference in the company's fiscal 2003 Annual Report on Form 10-K.

3.   Discontinued Operations

     Cash flows related to discontinued operations have been segregated on the consolidated statements of cash flows.

     (A) Bankcard business:

     On November 18, 2003, the company completed the sale of its bankcard operation to FleetBoston Financial. Results from the bankcard operation have been classified as discontinued operations. The sale agreement includes a transition services agreement under which the company's finance operation will continue to service the bankcard accounts until final conversion, which is expected to occur in the company's first fiscal quarter ending May 31, 2004. FleetBoston Financial is reimbursing the company for operating costs incurred during the transition period. Employee severance costs will be incurred ratably from the time at which these costs are eligible for accrual through the final conversion date. The company has not incurred any severance costs as of November 30, 2003. The company expects to incur lease termination costs in next fiscal year's first quarter.

     The company anticipates that the sale will result in an after-tax loss of approximately $82 million, including $75 million of adjustments to the carrying value of the company's retained interest in the bankcard portfolio and approximately $7 million of other costs, including employee severance and lease termination. In the second quarter ended August 31, 2003, the company recognized an after-tax loss of $95 million to reflect the then-estimated net proceeds from the sale. To reflect the actual sale proceeds, the company recorded a reduction of $19.4 million in the expected after-tax loss in the quarter ended November 30, 2003.

     Including the $19.4 million reduction in the expected after-tax loss, the after-tax earnings from the discontinued bankcard operation totaled $24.0 million for the quarter ended November 30, 2003, and $4.8 million in the same period last fiscal year. For the nine months ended November 30, 2003, the after-tax loss from the discontinued bankcard operation totaled $84.9 million. For the nine months ended November 30, 2002, the after-tax earnings from the discontinued bankcard operation totaled $21.2 million. These results also include bankcard-related income generated by a subsidiary that provides reinsurance and indemnification related to credit protection products sold by the finance operation. For the third quarter, the subsidiary's after-tax earnings related to the discontinued bankcard operation were approximately $800,000 this fiscal year and approximately
     $900,000 last fiscal year. For the nine months, the subsidiary's discontinued after-tax earnings were approximately $2.2 million this fiscal year and approximately $2.4 million last fiscal year.

     The assets and liabilities of the discontinued bankcard operation reflected on the consolidated balance sheets at November 30, 2003, and February 28, 2003, were comprised of the following:

     (Amounts in millions)                                                                      November 30     February 28
     Accounts receivable.............................................................              $11.5          $ 74.7
     Retained interests in securitized receivables...................................                  -           321.1
                                                                                                   -----          ------
     Total assets of discontinued bankcard operation.................................              $11.5          $395.8
                                                                                                   =====          ======


     Accrued expenses and other current liabilities..................................              $ 7.4          $    -
                                                                                                   -----          ------
     Total liabilities of discontinued bankcard operation............................              $ 7.4          $    -
                                                                                                   =====          ======

     (B) CarMax:

     On September 10, 2002, the company's shareholders approved the separation of the CarMax Group from Circuit City Stores, Inc. and the company's board of directors authorized the redemption of the company's CarMax Group common stock and the distribution of CarMax, Inc. common stock to effect the separation. On October 1, 2002, the separation was effective and CarMax, Inc. became an independent, separately traded public company. Each outstanding share of CarMax Group common stock was redeemed in exchange for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Group common stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group common stock owned as of September 16, 2002, the record date for the distribution. CarMax results are presented as results from discontinued operations. The company recorded no gain or loss as a result of the separation.

     With the separation, CarMax paid a special dividend of $28.4 million to Circuit City Stores, Inc. in recognition of the company's continuing contingent liability for leases related to 23 CarMax locations. At November 30, 2003, the future minimum fixed lease obligations on these 23 leases totaled approximately $459.2 million.

     In connection with the separation, the company and CarMax entered into a transition services agreement, under which the company provides CarMax services, including human resources, administrative services, special technical services, payroll processing, benefits administration, payroll tax services, computer center support and telecommunication services, with initial terms ranging from six to 24 months and varying renewal options. Under the agreement, CarMax pays the company the allocable portion of all direct and indirect costs of providing these services plus 10 percent. Including the 10 percent markup, the company billed CarMax $944,000 during the third quarter of fiscal 2004 and $6.5 million during the nine months ended November 30, 2003, for services provided under the agreement. A tax allocation agreement, which generally provides that pre-separation taxes attributable to the business of each party will be borne solely by that party, also was executed upon the separation.

     For the three months ended November 30, 2002, net earnings from the discontinued CarMax operations were $3.6 million, representing CarMax results for the one month prior to the separation date. For the nine months ended November 30, 2002, net earnings from the discontinued CarMax operations were $64.5 million.

     (C) Divx:

     On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations. In this fiscal year's third quarter, the company reduced the provision for commitments under licensing agreements by $2.3 million, reducing accrued expenses and other current liabilities related to the former Divx operations to $5.6 million on the consolidated balance sheet at November 30, 2003. The reduction contributed $1.5 million after-tax to net earnings
     (loss) from discontinued operations for the three- and nine-month periods ended November 30, 2003. At February 28, 2003, current liabilities of $8.0 million related to the former Divx operations were reflected on the consolidated balance sheet. Payments of $10.5 million were made during the first nine months of fiscal 2003 and are reflected on the consolidated statement of cash flows for the nine months ended November 30, 2002. For the three- and nine-month periods ended November 30, 2002, the discontinued Divx operations had no impact on the company's results of operations.

4.   Finance Income

     Finance income includes the results from the company's private-label and co-branded Visa credit card operation. The company completed the sale of its bankcard operation on November 18, 2003. Results from the bankcard operation have been classified as discontinued operations and, therefore, are not included in finance income.

     For the three- and nine-month periods ended November 30, 2003 and 2002, the components of pretax finance income were as follows:

                                                                      Three Months Ended                  Nine Months Ended
                                                                          November 30                        November 30
     (Amounts in millions)                                           2003            2002               2003            2002
     -----------------------------------------------------------    ---------------------              ----------------------
     Securitization income......................................     $25.3          $20.6               $83.0           $80.6
     Less: Payroll and fringe benefit expenses..................       7.0            7.8                22.6            23.0
             Other direct expenses..............................      12.7           10.5                38.0            32.1
                                                                    ----------------------             ----------------------
     Finance income.............................................     $ 5.6          $ 2.3               $22.4           $25.5
                                                                    ======================             ======================

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

5.   Stock-Based Compensation

     The company accounts for stock options granted to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations. As the exercise price of all options granted was equal to the market price of the underlying common stock on the grant date, no stock-based compensation cost has been recognized. The following table summarizes the pro forma effect on net earnings (loss) and net (loss) earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The pro forma effect on the three- and nine-month periods ended November 30, 2003 and 2002, may not be representative of the pro forma effects on net earnings (loss) and net (loss) earnings per share for future quarters.

                                                                       Three Months Ended                   Nine Months Ended
     (Amounts in thousands                                                 November 30                         November 30
     except per share data)                                             2003            2002              2003            2002
     -----------------------------------------------------------      -----------------------          -------------------------
     Net loss from continuing operations:
        As reported.............................................      $(24,073)      $(26,126)         $ (83,321)       $(54,945)
        Less: fair value impact of employee
           stock compensation costs.............................         3,982          4,592             12,135          14,015
                                                                      -----------------------           ------------------------
        Pro forma...............................................      $(28,055)      $(30,718)         $ (95,456)       $(68,960)
                                                                      =======================          =========================
     Net (loss) earnings attributed to Circuit City common stock:
        Continuing operations, as reported......................      $(24,073)      $(26,126)         $ (83,321)       $(54,945)
        Discontinued operations, as reported....................        25,546          7,066            (83,375)         62,464
        Less: fair value impact of employee
           stock compensation costs.............................         3,982          4,592             12,135          14,015
                                                                      -----------------------          --------------------------
        Pro forma...............................................      $ (2,509)      $(23,652)         $(178,831)       $ (6,496)
                                                                      =======================          =========================
     Net loss per share from continuing operations:
        Basic - as reported.....................................      $  (0.12)      $  (0.13)        $    (0.40)       $  (0.27)
        Basic - pro forma ......................................         (0.14)         (0.15)             (0.46)          (0.33)
        Diluted - as reported ..................................         (0.12)         (0.13)             (0.40)          (0.27)
        Diluted - pro forma ....................................         (0.14)         (0.15)             (0.46)          (0.33)
     Net earnings (loss) per share attributed to Circuit City common stock:
        Basic - as reported.....................................      $   0.01    $    (0.09)          $   (0.81)       $   0.04
        Basic - pro forma.......................................         (0.01)        (0.11)              (0.87)          (0.03)
        Diluted - as reported ..................................          0.01         (0.09)              (0.81)           0.04
        Diluted - pro forma.....................................         (0.01)        (0.11)              (0.87)          (0.03)

     For the purpose of computing the pro forma amounts indicated above, the fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                                              Three Months Ended                 Nine Months Ended
                                                                 November 30                        November 30
                                                            2003             2002               2003             2002
                                                            ---------------------              -------------------------
     Expected dividend yield..........................       1.1%            0.3%                1.1%             0.3%
     Expected stock volatility........................      75.8%           69.8%               75.8%            69.8%
     Risk-free interest rates.........................       2.4%            4.7%                2.5%             4.7%
     Expected lives (in years)........................       4.7             4.6                 4.6              4.6

     Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted was $4 per option for the three- and nine-month periods ended November 30, 2003. For the three- and nine-month periods ended November 30, 2002, the weighted average fair value of options granted was $13 per option.

6.   Income Taxes

     The effective income tax rate applicable to results from continuing operations was 33.9 percent for the three months ended November 30, 2003, and 36.5 percent for the nine months ended November 30, 2003, compared with
     37.6 percent for the three months ended November 30, 2002, and 37.2 percent for the nine months ended November 30, 2002. The decreases are attributed to lower state and local income taxes.

7.   Net (Loss) Earnings per Share

     The company reported a loss from continuing operations for the three- and nine-month periods ended November 30, 2003 and 2002. The diluted net loss per share is the same as the basic net loss per share for those periods because including any potentially dilutive securities would be antidilutive to the net loss per share from continuing operations.

     For the three- and nine-month periods ended November 30, 2003, no options or restricted stock were included in the computation of diluted net loss per share because the company reported a loss from continuing operations. Options to purchase 18.6 million shares of Circuit City common stock with exercise prices ranging from $5.61 to $27.21 and restricted stock amounting to 3.6 million shares were outstanding at November 30, 2003. For the three- and nine-month periods ended November 30, 2002, no options or restricted stock were included in the computation of diluted net loss per share because the company reported a loss from continuing operations. Options to purchase 17.8 million shares of Circuit City common stock with exercise prices ranging from $6.63 to $27.21 per share and restricted stock amounting to 3.0 million shares were outstanding at November 30, 2002.

     Basic net earnings per share from discontinued operations attributed to CarMax Group common stock is computed by dividing net earnings from discontinued operations attributed to CarMax Group common stock by the weighted average number of shares of CarMax Group common stock outstanding. Diluted net earnings per share from discontinued operations attributed to CarMax Group common stock is computed by dividing net earnings from discontinued operations attributed to CarMax Group common stock by the sum of the weighted average number of shares of CarMax Group common stock outstanding and the dilutive potential CarMax Group common stock. CarMax became an independent, separately traded public company on October 1, 2002. CarMax results are presented as results from discontinued operations.

     Reconciliations of the numerator and denominator of the basic and diluted net earnings per share calculations for the CarMax Group are presented below.

     (Amounts in thousands                                              Three Months Ended              Nine Months Ended
     except per share data)                                              November 30, 2002              November 30, 2002
     -----------------------------------------------------------       ---------------------           -------------------
     Weighted average common shares.............................               37,084                          37,023
     Dilutive potential common shares:
        Options.................................................                1,492                           1,668
        Restricted stock........................................                    1                              10
                                                                              -------                         -------
     Weighted average common shares and
        dilutive potential common shares........................               38,577                          38,701
                                                                              =======                         =======

     Net earnings available to common shareholders..............              $ 1,284                         $23,216
     Basic net earnings per share...............................              $  0.03                         $  0.63
     Diluted net earnings per share.............................              $  0.03                         $  0.60

8.   Restricted Cash

     Cash and cash equivalents held by the company's regulated subsidiaries and not available for general corporate purposes were $118.1 million at November 30, 2003, and $48.8 million at February 28, 2003. Restricted cash is related to liquidity and settlement obligations between the finance operation and the company, and were affected at November 30, 2003, by both seasonal trends and the end of a quarter occurring on Thanskgiving weekend.

9.   Common Stock Repurchased

     In January 2003, the company's board of directors authorized the repurchase of up to $200 million of common stock. The company did not repurchase any shares of common stock during the third quarter. As of November 30, 2003, the company had repurchased and retired approximately 2.7 million shares of common stock at a cost of $13.9 million. Based on the market value of the common stock at November 30, 2003, the remaining $186.1 million authorized would allow the company to repurchase up to approximately 7 percent of the
     210.5 million shares then outstanding.

10.  Securitizations

     The company enters into securitization transactions to finance private-label and co-branded Visa credit card receivables, collectively referred to as private-label receivables, originated by its finance operation. The company uses a special purpose subsidiary to facilitate these securitization transactions in accordance with the isolation provisions of SFAS No. 140. The finance operation sells the private-label receivables to the special purpose subsidiary, which, in turn, sells these receivables to the securitization master trust. At the time of these sales, the company recognizes gains or losses as a component of finance income. See Note 4 for additional discussion of finance income.

     The master trust periodically issues securities backed by the private-label receivables. The master trust has issued multiple series of term asset-backed securities having fixed initial principal amounts and multiple series of variable funding asset-backed securities each having a variable principal amount. Investors in the variable funding asset-backed securities are generally entitled to receive monthly interest payments and have committed to acquire additional variable funding interests up to a stated amount until a stated commitment termination date. The securitization agreements do not provide for recourse to the company for credit losses on the securitized receivables. However, the fair value of the company's retained interests in securitized receivables will be directly affected by credit losses on those securitized receivables. The finance operation continues to service the securitized receivables for a fee.

     Circuit City retains the rights to receive the excess of the finance charges and fees generated by the securitized private-label receivables over the interest paid to investors, servicing costs and credit losses. The company also holds various subordinated asset-backed securities, which serve as credit enhancement for the asset-backed securities held by third-party investors.

     The private-label securitization agreement requires that the aggregate outstanding principal balance of the securitized receivables exceeds a specified amount and that the yield on the securitized receivables exceeds specified rates. In addition, the variable funding securitization agreements require that the company meet financial tests relating to minimum tangible net worth, current ratio and debt-to-capital ratio and that the securitized receivables meet specified performance levels relating to delinquency rates, default rates and principal payment rates. If these financial tests or performance levels are not met, or if certain other events occur, it would constitute an early amortization event, in which case the principal payment dates for the term series would be accelerated, the variable funding commitments would terminate and the variable funding investors would begin to receive monthly principal payments until paid in full. The company and the securitized receivables were in compliance with these financial tests and performance levels at November 30, 2003.

     The finance operation receives annual servicing fees approximating 2 percent of the outstanding principal balance of the securitized receivables. The servicing fees specified in the securitization agreements adequately compensate the finance operation for servicing the securitized receivables. Accordingly, no servicing asset or liability has been recorded.

                                                                                         At November 30        At February 28
     (Dollar amounts in millions)                                                            2003                   2003
     -------------------------------------------------------------------------------     ---------------       ---------------
     Total principal amount of credit card receivables managed......................       $1,758.9              $1,636.1
     Principal amount of receivables securitized....................................       $1,636.3              $1,592.2
     Principal amount of receivables held for sale..................................       $  122.6              $   43.9
     Unused capacity of the private-label variable funding program..................       $   47.9              $   29.5
     Aggregate receivables 31 days or more delinquent...............................       $  103.3              $   72.1
     Aggregate receivables 31 days or more delinquent as a percent
        of total principal amount of credit card receivables managed................            5.9%                  4.4%

     The principal amount of defaults net of recoveries was $30.0 million for the three-month period ended November 30, 2003, and $19.4 million for the three-month period ended November 30, 2002. For the three months ended November 30, 2003, serviced receivables averaged $1,629.1 million, compared with $1,366.3 million for the same period last fiscal year. The principal amount of defaults net of recoveries as an annualized percent of average serviced receivables was 7.4 percent for the three-month period ended
     November 30, 2003, and 5.7 percent for the three-month period ended November 30, 2002.

     The principal amount of defaults net of recoveries was $77.7 million for the nine-month period ended November 30, 2003, and $53.6 million for the nine-month period ended November 30, 2002. For the nine months ended November 30, 2003, serviced receivables averaged $1,585.8 million, compared with $1,317.3 million for the same period last fiscal year. The principal amount of defaults net of recoveries as an annualized percent of average serviced receivables was 6.5 percent for the nine-month period ended November 30, 2003, and 5.4 percent for the nine-month period ended November 30, 2002.

     During the third quarter of this fiscal year, the company replaced a maturing term securitization with a variable funding program. No new securitization transactions were completed during the second and third quarters of fiscal 2004. The company completed a $500 million private-label credit card receivable securitization transaction during the first quarter of fiscal 2004 to replace maturing term securitizations. The company renewed its private-label variable funding program, which the company also refers to as a warehouse conduit, during the first quarter of fiscal 2004. The company completed a $300 million private-label credit card receivable securitization transaction during the first quarter of fiscal 2003 to replace maturing term securitizations.

     The following table summarizes cash flows received from and paid to the securitization trust.

                                                                     Three Months Ended              Nine Months Ended
                                                                         November 30                    November 30
     (Amounts in millions)                                         2003           2002              2003            2002
     -----------------------------------------------------------  ------------------------       ------------------------
     Proceeds from new securitizations..........................  $ 92.6       $191.0*           $  180.7          $613.0*
     Proceeds from collections reinvested
         in previous credit card securitizations................  $551.6       $304.1*           $1,422.3          $724.4*
     Servicing fees received....................................  $  7.7       $  6.3            $   22.8          $ 17.7
     Other cash flows received on
         retained interests**...................................  $ 31.7       $  8.3            $   93.6          $ 54.3

     *To be consistent with the fiscal 2004 presentation, the fiscal 2003 amounts reflect changes in the presentation of securitization cash flows.

     **This amount represents cash flows received from retained interests other than servicing fees, including cash flows from the interest-only strip and cash above the minimum required level held in cash collateral accounts.

     In accordance with the allocated carrying value method as prescribed by SFAS No. 140, gains on sales of receivables sold to the securitization trusts were $13.1 million for the quarter ended November 30, 2003, and $19.3 million for the quarter ended November 30, 2002. Gains on sales of receivables sold to the securitization trusts were $35.0 million for the nine months ended November 30, 2003, and $52.4 million for the nine months ended November 30, 2002.

     The sum of the excess cash flows expected from receivables that are sold to the securitization trust is referred to as an interest-only strip and is carried at fair value based on estimates of these future cash flows. When determining the fair value of the interest-only strip, the company estimates future cash flows using estimates of key assumptions such as finance charge income; charge-offs, net of recoveries; payment rates; and discount rates appropriate for the type of asset and risk. Expected future cash flows also are based upon the market's expectation about future movements in interest rates as reflected in forward interest rate curves.

     Retained interests in securitized private-label receivables are comprised of the following components.

     (Amounts in millions)                                        At November 30, 2003        At February 28, 2003
     ------------------------------------------------------       --------------------        --------------------
     Interest-only strip...................................              $ 92.6                        $ 79.1
     Subordinated securities...............................               245.3                         160.0
                                                                         -------                       ------
     Retained interests in securitized
        private-label receivables..........................              $337.9                        $239.1
                                                                         =======                       ======

     At November 30, 2003, the weighted-average life of the retained interests in securitized receivables ranged from 0.2 years to 1.6 years. At February 28, 2003, the weighted-average life of the retained interests in securitized receivables ranged from 0.5 years to 2.2 years.

     The following tables present the key economic assumptions used in measuring the fair value of private-label retained interests at November 30, 2003, and February 28, 2003, and a sensitivity analysis showing the hypothetical effect on the fair value of those interests when there are unfavorable variations from the assumptions used. Key valuation assumptions at November 30, 2003, and February 28, 2003, are based on portfolio performance and market conditions. The discount rates are used to calculate the fair value of the subordinated asset-backed securities and the interest-only strip. The subordinated asset-backed securities were valued primarily using a discount rate of 9 percent. The interest-only strip was valued with a 15 percent discount rate. The default rates used in valuing the interest-only strip are forecasted for future months and represent a loss curve associated with a static pool of receivables. The ranges provided in the tables below reflect the high and low months on the loss curve. The weighted average default rates are weighted by the relative receivable balance for each month and incorporate an adjustment for net present value. These sensitivities are hypothetical and should be used with caution. In the following tables, the effect of a variation in a particular assumption on the fair value of the private-label retained interests is calculated without changing any other assumption; in actual circumstances, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.


                                                                              At November 30, 2003
                                                                                         Impact on Fair            Impact on Fair
                                               Assumptions     Weighted-Average            Value of 10%             Value of 20%
     (Dollar amounts in millions)                 Used              Assumptions           Adverse Change           Adverse Change
     ----------------------------------     -------------------------------------------------------------------------------------
     Monthly payment rate..............           11.3%              11.3%                    $4.1                       $ 8.3
     Annual default rate...............        8.6%-15.6%            10.0%                    $8.6                       $17.1
     Annual discount rate..............        9.1%-15.0%            10.7%                    $3.1                       $ 6.1

                                                                              At February 28, 2003
                                                                                         Impact on Fair            Impact on Fair
                                               Assumptions     Weighted-Average            Value of 10%             Value of 20%
     (Dollar amounts in millions)                 Used              Assumptions           Adverse Change           Adverse Change
     ----------------------------------     -------------------------------------------------------------------------------------
     Monthly payment rate..............           10.9%              10.9%                    $6.1                       $10.7
     Annual default rate...............        7.1%-12.9%            8.9%                     $7.1                       $14.2
     Annual discount rate..............        8.3%-15.0%            10.7%                    $1.6                       $ 3.2


11.  Financial Derivatives

     The company enters into interest rate cap agreements in connection with its private-label receivable securitization transactions. During the first nine months of fiscal 2004, the company did not purchase or sell any interest rate caps. The total notional amount of interest rate caps outstanding was $280.5 million at November 30, 2003, and $512.9 million at February 28, 2003. The reduction in the total notional amount of interest rate caps outstanding was due to the termination of two interest rate caps upon the repayment in the third quarter of a private-label term securitization transaction. Interest rate caps purchased by the company are included in net accounts receivable on the consolidated balance sheets and had a fair value of $3.9 million at November 30, 2003, and $4.2 million at February 28, 2003. Interest rate caps written by the company are included in accounts payable on the consolidated balance sheets and had a fair value of $3.9 million at November 30, 2003, and $4.2 million at February 28, 2003.

     The market and credit risks associated with the company's interest rate caps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates and is directly related to the product type, agreement terms and transaction volume. The company has entered into offsetting interest rate cap positions and, therefore, does not anticipate significant market risk arising from its interest rate caps. Credit risk is the exposure to nonperformance of another party to an agreement. The company mitigates credit risk by dealing with highly rated bank counterparties.

12.  Recent Accounting Pronouncements

     Effective in the third quarter of fiscal 2004, the company adopted Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how consideration under the arrangement should be measured and allocated to the separate units of accounting in the arrangement. The adoption of EITF No. 00-21 did not have a material impact on the company's financial position, results of operations or cash flows.

     Effective September 1, 2003, the company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. With the adoption of this standard, the company recorded $12.6 million to long-term debt on the consolidated balance sheet. The adoption of FIN No. 46 did not have a material impact on the company's financial position, results of operations or cash flows.

13. Segment Information

     Due to changes in the company's management reporting structure that occurred during the first quarter of fiscal 2004, the company identified its retail operation and its finance operation as reportable segments in accordance with the provisions of SFAS No. 131, "Segment Reporting." These segments are identified and managed by the company based on the company's management reporting structure and on the nature of the products and services offered by each segment. The retail operation segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers and entertainment software. The finance operation issues and services private-label credit cards, including a co-branded Visa credit card. The finance operation is conducted through the company's wholly owned subsidiary First North American National Bank, which is a limited-purpose credit card bank. FNANB sells its credit card receivables to a consolidated special purpose subsidiary wholly owned by the company, which, in turn, sells these receivables to a securitization master trust that is an off-balance-sheet qualifying special purpose entity. See Note 4 and Note 10 for additional discussion of finance income and the finance operation.

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

     Revenue by reportable segment and the reconciliation to the consolidated statements of operations were as follows:


                                                                       Three Months Ended              Nine Months Ended
                                                                           November 30                   November 30
     (Amounts in millions)                                            2003            2002              2003           2002
     ----------------------------------------------------------     -------------------------         ------------------------
     Retail operation..........................................     $2,407.4         $2,421.7         $6,496.4        $6,761.1
     Finance operation.........................................         25.3             20.6             83.0            80.6
                                                                    -------------------------         ------------------------
     Total revenue.............................................      2,432.7          2,442.3          6,579.4         6,841.7
     Less:  finance operation revenue not included
          in net sales and operating revenues*.................         25.3             20.6             83.0            80.6
                                                                    -------------------------         ------------------------
     Net sales and operating revenues .........................     $2,407.4         $2,421.7         $6,496.4        $6,761.1
                                                                    =========================         ========================

     *Finance operation revenue is included in finance income, which is reported separately from net sales and operating revenues on the statements of operations.

     Loss from continuing operations before income taxes by reportable segment and the reconciliation to the consolidated statements of operations were as follows:

                                                                     Three Months Ended               Nine Months Ended
                                                                         November 30                     November 30
     (Amounts in millions)                                            2003          2002             2003            2002
     ----------------------------------------------------------    ----------------------           ----------------------
     Retail operation*.........................................     $(42.0)        $(44.2)          $(153.6)       $(113.0)
     Finance operation.........................................        5.6            2.3              22.4           25.5
                                                                    ---------------------           -----------------------
     Loss from continuing operations before income
         taxes.................................................     $(36.4)        $(41.9)          $(131.2)       $ (87.5)
                                                                    =====================           ======================

     *All corporate expenses are included in the retail operation.

     Total  assets  by  reportable   segment  and  the   reconciliation  to  the
     consolidated balance sheets were as follows:


                                                                At November 30        At February 28
     (Amounts in millions)                                            2003                 2003
     ---------------------------------------------------------  ---------------       --------------
     Retail operation.........................................      $3,760.7              $2,980.2
     Finance operation........................................         634.2                 423.1
     Discontinued operations..................................          11.5                 395.8
                                                                    --------              --------
     Total assets.............................................      $4,406.4              $3,799.1
                                                                    ========              ========

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

Effective October 1, 2002, the CarMax auto superstore business was separated from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., formerly a wholly owned subsidiary of Circuit City Stores, Inc., became an independent, separately traded public company. Following the separation, the Circuit City Group common stock was renamed Circuit City common stock. CarMax results are presented as results from discontinued operations. See Note 3 to the consolidated financial statements in this report for additional discussion of the separation.

On November 18, 2003, we completed the sale of our bankcard operation, which included Visa and MasterCard credit card receivables and related cash reserves. Results from the bankcard operation have been classified as discontinued operations. See Note 3 to the consolidated financial statements in this report for additional discussion concerning the sale of the bankcard operation.


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


Net Sales and Operating Revenues

Total sales for the third quarter of fiscal 2004 decreased 1 percent to $2.41 billion from $2.42 billion in last fiscal year's third quarter. Comparable store merchandise sales decreased 1 percent for the third quarter of fiscal 2004. Total sales for the first nine months of fiscal 2004 decreased 4 percent to $6.50 billion from $6.76 billion for the first nine months of last fiscal year. Comparable store merchandise sales decreased 5 percent for the first nine months of fiscal 2004. A store is included in comparable store merchandise sales after the store has been open for a full year. Relocated stores are included immediately in the comparable store base.

Comparable store merchandise sales increased 4 percent in November. During the quarter, we experienced strong sales growth in entertainment software, including movies and music; new video technologies, including digital televisions and thin-panel LCD and plasma displays; portable DVD players; digital satellite systems; digital imaging and portable digital audio. We believe the improving pace throughout the quarter reflected industry trends as well as consumer reaction to our new store design, new merchandise displays and advertising program. These results include strong growth in Web-originated sales during the quarter.

The percent of merchandise sales represented by each major product category for the three- and nine-month periods ended November 30, 2003 and 2002 was as follows:

                                                                 Three Months Ended                Nine Months Ended
                                                                     November 30                      November 30
                                                                2003             2002            2003             2002
                                                               ------------------------         -----------------------
Video.....................................................      42%              40%             40%               39%
Audio.....................................................      13               15              14                15
Information technology....................................      31               33              33                34
Entertainment.............................................      14               12              13                12
                                                               ----------------------           -----------------------
Total.....................................................     100%             100%            100%              100%
                                                               ======================           =======================

We sell extended warranty programs on behalf of unrelated third parties that are the primary obligors. Under these third-party warranty programs, we have no contractual liability to the customer. The total extended warranty revenue included in total sales was $75.4 million, or 3.1 percent of sales, in the third quarter of fiscal 2004, compared with $90.0 million, or 3.7 percent of sales, in last fiscal year's third quarter. The total extended warranty revenue included in total sales was $225.6 million, or 3.5 percent of sales, for the first nine months of fiscal 2004, compared with $261.9 million, or 3.9 percent of sales, in the first nine months of last fiscal year. The decrease is due in part to declines in average retail prices, which tend to result in consumers purchasing warranty contracts on fewer products. We believe that expanded availability of self-service products and greater use over last year of less experienced, part-time, seasonal sales associates who were added for the holiday selling season also contributed to the decrease in extended warranty sales.

The following table provides the numbers of our retail units:

                                                         Nov. 30, 2003        Feb. 28, 2003        Nov. 30, 2002
                                                         -------------        -------------        -------------
Superstores.......................................            618                 611                   611
Mall-based stores.................................              5                  15                    17
                                                              ---                 ---                   ---
Total.............................................            623                 626                   628
                                                              ===                 ===                   ===

We expect to open eight Superstores and relocate 16 Superstores to 18 Superstores in the current fiscal year. In the third quarter of fiscal 2004, we opened six Superstores, relocated six Superstores, and closed eight mall-based stores. For the first nine months of fiscal 2004, we opened seven Superstores, relocated 10 Superstores, fully remodeled four Superstores and closed 10 mall-based stores.

The following table provides the numbers of our fiscal 2004 new, relocated and fully remodeled Superstores.

                                           First Quarter      Second Quarter      Third Quarter     Fourth Quarter      Fiscal 2004
                                              Actual            Actual               Actual            Estimated         Estimated
--------------------------------------   ---------------   -------------------   ---------------  ------------------  -------------
New Superstores.......................           -                1                     6                 1                  8
Relocated Superstores.................           3                1                     6               6 - 8             16 - 18
Fully remodeled Superstores...........           1                3                     -                 -                  4
                                         ---------------   -------------------   ---------------  ------------------  -------------
Total.................................           4                5                    12               7 - 9             28 - 30
                                         ===============   ===================   ===============  ==================  =============


Cost of Sales, Buying and Warehousing

The gross profit margin was 22.2 percent of sales in the third quarter of fiscal 2004, compared with 22.6 percent in the same period last fiscal year. For the first nine months of fiscal 2004, the gross profit margin was 22.6 percent of sales, compared with 23.5 percent for the same period last fiscal year. The lower gross profit margin primarily reflects the reduction in extended warranty sales, which carry above average gross profit margins.

Finance Income

Our finance operation is conducted through our wholly owned subsidiary First North American National Bank, which is a limited-purpose credit card bank. FNANB sells its private-label and co-branded Visa credit card receivables to a consolidated special purpose subsidiary wholly owned by the company, which, in turn, sells these receivables to a securitization master trust that is an off-balance-sheet qualifying special purpose entity. We collectively refer to the private-label and the co-branded Visa credit card programs as the private-label program. We completed the sale of our bankcard operation, comprised of our MasterCard and Visa credit card programs, on November 18, 2003. Results from the bankcard operation have been classified as discontinued operations and, therefore, are not included in finance income. See Note 3 to the consolidated financial statements in this report for additional discussion concerning the sale of our bankcard operation.

At November 30, 2003, approximately 64 percent of the total principal amount of private-label receivables outstanding had been originated under the co-branded Visa credit card program. At February 28, 2003, approximately 47 percent of the total principal amount of private-label receivables outstanding had been originated under the co-branded Visa credit card program.

Securitizations are accounted for as sales in accordance with Statement of Financial Accounting Standards No. 140, and securitization income is recognized at the time the receivables are securitized. Gains or losses on sales of receivables primarily reflect the difference between the carrying amount of the receivables sold and the sum of the cash proceeds received and the fair value of the retained interests in the securitized receivables. When receivables are sold, we receive cash, retain subordinated securities and retain rights to receive the excess cash flows, referred to as interest-only strips, that the receivables are expected to produce during their life. The excess cash flows represent the excess of the finance charges and fees generated by the securitized receivables over the related interest paid to investors, servicing costs and credit losses. We continue to service the securitized receivables for a fee. Serviced private-label receivables averaged $1.63 billion for the three months ended November 30, 2003, compared with $1.37 billion for the same period last fiscal year. For the nine months ended November 30, 2003, serviced private-label receivables averaged $1.59 billion, compared with $1.32 billion for the nine months ended November 30, 2002.

The finance operation produced pretax income of $5.6 million in this year's third quarter, compared with pretax income of $2.3 million in the same period last fiscal year. The increase in finance income reflects increased yield as zero-percent financing promotions began to expire and increased use of the co-branded Visa credit card, partly offset by increases in charge-offs and operating expenses. For the nine months ended November 30, 2003, finance income decreased to $22.4 million this fiscal year from $25.5 million in the same period last fiscal year. Finance income was reduced by increases in charge-offs, operating expenses and discounting costs related to securitization transactions completed in the first quarter of this fiscal year, partly offset by the third quarter yield increases.

The fair value of the interest-only strip for the private-label receivables totaled $92.6 million at November 30, 2003, and $79.1 million at February 28, 2003. The increase in the fair value of the interest-only strip was primarily due to an increase in the amount of receivables in the master trust that were impacted by the implementation of discounting. We began to sell private-label receivables to the master trust at a discount in December 2002. As a result, 2 percent of the principal amount of receivables sold on or after December 1, 2002, are treated as finance charge receivables in the securitization trust and collections of those receivables are treated as finance charge collections, thereby boosting yield to the securitization trust. This causes an increase in the fair value of the interest-only strip and a corresponding decrease in proceeds received on the sale of receivables.

When determining the fair value of the interest-only strip, we estimate future cash flows using estimates of key assumptions such as finance charge income; charge-offs, net of recoveries; payment rates; and discount rates appropriate for the type of asset and risk. Expected future cash flows also are based upon the market's expectation about future movements in interest rates as reflected in forward interest rate curves. We review the assumptions and estimates used in determining the fair value of the interest-only strip on a quarterly basis.

If the assumptions change or the actual results differ from the projected results, securitization income will be affected.

Finance income is reduced by payroll, fringe benefits and other costs directly associated with the management and securitization of the private-label receivables. Payroll and fringe benefit expenses generally vary with the amount of serviced receivables. Other direct expenses include third-party data processing fees, rent, credit promotion expenses, Visa fees and other operating expenses. Finance income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll, as well as retail store expenses. See Note 1, Note 4, Note 10 and Note 13 to the consolidated financial statements in this report for additional discussion concerning our finance operation.

Selling, General and Administrative Expenses

                                                 Three Months Ended November 30                Nine Months Ended November 30
                                                 ------------------------------        --------------------------------------------
                                                 2003                 2002                     2003                   2002
                                                 ----                 ----                     ----                   ----
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                   $      Sales          $        Sales          $         Sales        $         Sales
----------------------------------------  -------------------------------------------  --------------------------------------------
Store expenses..........................     $520.0   21.6%        $530.2     21.9%       $1,443.3     22.2%     $1,501.7     22.2%
General and administrative
     expenses...........................       43.6    1.8           47.1      1.9           128.7      2.0         151.5      2.2
Remodel expenses........................        0.3      -            7.0      0.3            29.8      0.5          34.8      0.5
Relocation expenses.....................        9.8    0.4            4.4      0.2            18.9      0.3          10.4      0.2
Pre-opening expenses....................        4.2    0.2            4.4      0.2             7.3      0.1           7.2      0.1
Interest Income.........................       (1.2)     -           (1.0)       -            (5.3)    (0.1)         (6.0)    (0.1)
                                          -------------------------------------------  --------------------------------------------
Total  .................................     $576.7   24.0%        $592.1     24.5%       $1,622.7     25.0%     $1,699.6     25.1%
                                          =========================================    ============================================

Total selling, general and administrative expenses declined $15.4 million, or 3 percent, compared with the third quarter of last fiscal year. The largest contributor to the decline was a $10.2 million, or 2 percent, decline in store expenses driven by a reduction in store payroll. The third-quarter payroll savings were partly offset by higher rent and occupancy costs related to new and relocated stores and increases in advertising costs that reflect our decision to more heavily weight our advertising expenditures to the higher volume periods of the year.

This year's third quarter expenses included costs of $280,000 associated with the refixturing of five stores and $9.8 million of relocation costs, including accelerated depreciation of assets related to planned future relocations, related to the relocation of six Superstores. Expenses in last year's third quarter included costs of $7.0 million associated with the completion of 71 video department remodels and 13 full-store lighting upgrades and $4.4 million of relocation costs related to the relocation of five Superstores.

Interest Expense

Interest expense was $0.2 million for the third quarter of this fiscal year and last fiscal year. Interest expense was $1.5 million for the nine months ended November 30, 2003, and $0.7 million for the nine months ended November 30, 2002. The increase in interest expense for the first nine months of fiscal 2004 reflects interest paid as a result of completed audits of prior year income tax returns.

Income Taxes

The effective income tax rate applicable to results from continuing operations was 33.9 percent for the three months ended November 30, 2003, and 36.5 percent for the nine months ended November 30, 2003, compared with 37.6 percent for the three months ended November 30, 2002, and 37.2 percent for the nine months ended November 30, 2002. The decreases are attributed to lower state and local income taxes.

Net Loss from Continuing Operations

The net loss from continuing operations was $24.1 million, or 12 cents per share, in the third quarter ended November 30, 2003, compared with the net loss from continuing operations of $26.1 million, or 13 cents per share, in the third quarter of last fiscal year. For the nine-month period ended November 30, 2003, the net loss from continuing operations was $83.3 million, or 40 cents per share, compared with the net loss from continuing operations of $54.9 million, or 27 cents per share, for the same period last fiscal year.

Net Earnings (Loss) from Discontinued Operations

On November 18, 2003, we completed the sale of our bankcard operation to FleetBoston Financial. Results from the bankcard operation have been classified as discontinued operations. The sale agreement includes a transition services agreement under which our finance operation will continue to service the bankcard accounts until final conversion, which is expected to occur in the first fiscal quarter ending May 31, 2004. FleetBoston Financial is reimbursing us for operating costs incurred during the transition period. Employee severance costs will be incurred ratably from the time at which these costs are eligible for accrual through the final conversion date. We have not incurred any severance costs as of November 30, 2003. We expect to incur lease termination costs in next fiscal year's first quarter.

We anticipate that the sale will result in an after-tax loss of approximately $82 million, including $75 million of adjustments to the carrying value of our retained interest in the bankcard portfolio and approximately $7 million of other costs, including employee severance and lease termination. In the second quarter ended August 31, 2003, we recognized an after-tax loss of $95 million to reflect the then-estimated net proceeds from the sale. To reflect the actual sale proceeds, we recorded a reduction of $19.4 million in the expected after-tax loss in the quarter ended November 30, 2003.

Including  the $19.4  million  reduction in the  expected  after-tax  loss,  the after-tax earnings from the discontinued bankcard operation totaled $24.0 million for the quarter ended November 30, 2003, and $4.8 million in the same period last fiscal year. For the nine months ended November 30, 2003, the after-tax loss from the discontinued bankcard operation totaled $84.9 million. For the nine months ended November 30, 2002, the after-tax earnings from the discontinued bankcard operation totaled $21.2 million. These results also include bankcard-related income generated by a subsidiary that provides reinsurance and indemnification related to credit protection products sold by the finance operation. For the third quarter, the subsidiary's after-tax earnings related to the discontinued bankcard operation were approximately $800,000 this fiscal year and approximately $900,000 last fiscal year. For the nine months, the subsidiary's discontinued after-tax earnings were approximately $2.2 million this fiscal year and approximately $2.4 million last fiscal year.

In fiscal 2000, we ceased marketing the Divx home video system and discontinued that business. Operating results of Divx and the loss on the disposal of the business have been presented as results of discontinued operations for all periods. In the third quarter of this year, we reduced the provision for commitments under licensing agreements by $2.3 million. This reduction contributed $1.5 million after-tax to net earnings from discontinued operations in this year's third quarter. Divx had no impact on earnings from discontinued operations last fiscal year.

On October 1, 2002, we completed the separation of the CarMax auto superstore business from the Circuit City consumer electronics business. CarMax results are presented as results from discontinued operations. For the quarter ended November 30, 2002, net earnings from the discontinued CarMax operations were $3.6 million. For the nine months ended November 30, 2002, net earnings from the discontinued CarMax operations were $64.5 million.

Operations Outlook

We are focused on three basic areas: 1) driving revenue growth, 2) stabilizing our gross margins and 3) bringing our overall cost and expense structure in line with our current level of revenues. We believe we have the right plan in place to combine profitable revenue growth with improved in-store execution, and we have the resources to execute that plan. Our attention is focused on building value for shareholders by providing superior consumer electronics solutions to America's families.

To drive revenue growth, our plan encompasses our store revitalization effort, new store builds and the continued strong growth of our e-commerce business. Since the beginning of fiscal 2001 through December 31, 2003, 125 Superstores, or 20 percent of our 618 Superstores, had been relocated, newly constructed or fully remodeled to provide a contemporary shopping experience with easy product access and more powerful merchandising displays. We expect that number to reach approximately 30 percent by the end of next fiscal year. Since the beginning of fiscal 2001, we have relocated 31 stores. As of November 30, 2003, 21 of these 31 relocated stores have been open for more than six months. In their first full six months following grand opening, these 21 stores produced an average sales change that was approximately 28 percentage points better than the sales pace of the remainder of the store base during the same time periods and an internal rate of return of approximately 20 percent. These averages could moderate as we relocate additional stores. Ultimately, we expect to relocate a total of approximately one-third of the existing store base. In addition to opportunities to relocate stores, we have identified approximately 100 trade areas that are suitable for new stores that represent potential geographic expansion.

Last fiscal year, we completed an extensive analysis to identify the characteristics of a successful store. Specific real estate site features were among those key characteristics. As a result, one of the priorities for determining our store opening plans is the availability of superior estate that meets our site requirements. Based on the availability levels, we expect to open 65 to 70 Superstores in the upcoming fiscal year. Slightly more than half of these stores will be relocations; the remaining stores will be entries into new trade areas, either in our existing or new smaller markets. Our efforts to provide superior consumer electronics solutions through the revitalized store base will continue into fiscal 2005 and beyond.

We believe that our Web-based business is an integral way to build our brand, support our stores and make it easier for customers to shop and buy consumer electronics. While sales generated from our Web site are a relatively small portion of our total business, the Web-based business is growing rapidly. We continue to enhance the site and fulfillment capabilities as more and more customers research products on the Web and then purchase them in stores and online. Many customers choose to take advantage of Express Pick-up, a service which enables merchandise purchased online to be picked up in the customer's selected store 15 minutes after completing an online purchase.

Stabilizing our gross margins and reducing our cost and expense structure are integral pieces of our effort to improve our profitability. Improving attachment rates of accessories and services and strengthening our product sourcing operations remain important components of stabilizing gross margins. When we announced the change to our store compensation structure in February, we indicated we expected to save approximately $130 million in store payroll expenses. While we anticipate the impact of this change to be consistent with the anticipated expense reduction, we have chosen to add incremental staffing to selected product areas and in selected stores to better serve our customers. As a result, we currently expect that overall store payroll savings for the fiscal year will be in the range of $115 to $120 million. We have identified many actions across the company that will allow us to further reduce our cost and expense structure. The process of implementing these specific actions is underway and will continue at least through next fiscal year. We continue to aggressively look for additional cost and expense reduction and gross margin stabilization opportunities.

For fiscal 2004, we expect net cash expenditures and non-cash expenses related to remodeling, relocations and refixturings to total approximately $140 million. We anticipate that approximately $80 million of that amount will be capitalized and approximately $60 million will be expensed, reducing fiscal 2004 earnings per share by an estimated 19 cents. We anticipate total capital expenditures of approximately $130 million in fiscal 2004. Capital expenditures are net of landlord reimbursements for property improvement expenditures and sale-leaseback proceeds. The estimated expense amount includes approximately $50 million of non-cash expenses for leasehold impairment reserves on stores we plan to relocate and accelerated depreciation on assets we plan to take out of service as a result of our remodelings and relocations. As we continue to relocate stores, we expect to incur additional leasehold termination costs, with the amount primarily dependent on the length of remaining lease terms and sublease opportunities.

Recent Accounting Pronouncements

Effective in the third quarter of fiscal 2004, we adopted Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the consideration under the arrangement should be measured and allocated to the separate units of accounting in the arrangement. The adoption of EITF No. 00-21 did not have a material impact on our financial position, results of operations or cash flows.

Effective September 1, 2003, we adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. With the adoption of this standard, we recorded $12.6 million to long-term debt on the consolidated balance sheet. The adoption of FIN No. 46 did not have a material impact on our financial position, results of operations or cash flows.

FINANCIAL CONDITION

Liquidity and Capital Resources

At November 30, 2003, we had cash and cash equivalents of $455.3 million, compared with $884.7 million at February 28, 2003. The lower cash balance primarily reflects the increase in merchandise inventory, offset by the corresponding increase in accounts payable, related to the anticipated sales during the holiday selling season.

At November 30, 2002, we had cash and cash equivalents of $437.5 million. The year-over-year change in the cash balance reflects in part $282 million in net cash proceeds received at the closing of the sale of the bankcard operation. We expect that, after severance, lease termination and other post-closing costs, cash proceeds from the sale ultimately will net approximately $279 million after-tax. The cash generated by the sale of the bankcard operation was partly offset by a higher level of retained interests in securitized private-label receivables and the loss from continuing operations. In addition, this year, we increased inventory levels in key product categories in anticipation of a stronger holiday selling season compared with last year and to support compelling merchandise displays after the holidays. This strategy increased inventory by $276.2 million over the same period last year. Inventory growth was partly financed by accounts payable, which rose $218.1 million to 68 percent of inventory in this year's third quarter from 66 percent of inventory in the same period last year.

Operating Activities. In the nine months ended November 30, 2003, Circuit City used net cash of $606.9 million in operating activities, compared with net cash of $713.2 million used in the nine months ended November 30, 2002. The decrease in net cash used is primarily due to the increase in accounts payable, offset by the increase in merchandise inventory and the increase in retained interests in securitized receivables.

Merchandise inventory increased $1.24 billion in the first nine months of fiscal 2004, compared with an increase of $1.14 billion in the same period last fiscal year. The difference primarily reflects the increased inventory levels in key product categories in anticipation of a stronger selling season compared with last year and to support compelling merchandise displays after the holidays. Accounts payable increased by $830.2 million in the first nine months of fiscal 2004, compared with an increase of $556.2 million in the first nine months of last fiscal year. The difference reflects the earlier fiscal 2003 inventory build for the holiday selling season.

Retained interests in securitized receivables increased by $98.7 million in the first nine months of this fiscal year, compared with an increase of $74.9 million in the first nine months of last fiscal year. The current year increase in retained interests in securitized receivables reflects the completion of a $500 million private-label credit card receivable securitization transaction during the first quarter of fiscal 2004 to replace a maturing term securitization. We renewed a private-label variable funding program, which we refer to as a warehouse conduit, during the first quarter of fiscal 2004. We completed a $300 million private-label credit card receivable securitization transaction during the first quarter of fiscal 2003 to replace a maturing term securitization. No new securitization transactions were completed during the second and third quarters of fiscal 2004. During the third quarter of this fiscal year, we replaced a maturing term securitization with a variable funding program.

Investing Activities. Net cash used in investing activities was $113.0 million in the nine months ended November 30, 2003, compared with net cash of $80.1 million used in investing activities in the first nine months of last fiscal year. Capital expenditures increased to $134.3 million in the first nine months of fiscal 2004 from $111.1 million in the comparable period last fiscal year. Capital spending in the first nine months of fiscal 2004 includes spending related to the opening of seven new Superstores, the relocation of 10 Superstores, the remodeling of four Superstores and the refixturing of the merchandise areas in 222 Superstores. Capital spending in the first nine months of fiscal 2003 includes spending related to the opening of eight new Superstores, nine relocated Superstores, remodeled video departments in 301 Superstores and full-store lighting upgrades in 311 Superstores.

Financing Activities. Net cash used in financing activities was $16.3 million in the first nine months of fiscal 2004 compared with net cash provided by financing activities of $32.1 million in the same period last year. The difference primarily reflects net proceeds from short-term seasonal lines of credit of $57.6 million received in the third quarter of fiscal 2003. In January 2003, our board of directors authorized the repurchase of up to $200 million of common stock. We did not repurchase any shares of common stock during the third quarter. As of November 30, 2003, we had repurchased and retired 2.7 million shares of common stock at a cost of $13.9 million. Based on the market value of the common stock at November 30, 2003, the remaining $186.1 million authorized would allow for the repurchase of up to approximately 7 percent of the 210.5 million shares then outstanding.

On June 27, 2003, we entered into a $500 million, four-year revolving credit facility secured by inventory and certain accounts receivables. This facility will be used to support letters of credit as well as for short-term borrowing needs and generally will bear interest at a spread over LIBOR or at prime. The facility is scheduled to mature in June 2007 and provides for an option to extend the facility by one year. The maximum credit extensions, including loans and outstanding letters of credit, permitted under the credit facility on any date will be determined using a borrowing base calculated as a percentage of our eligible inventory and accounts receivable as of that date. If the remaining borrowing availability under the facility falls below $100 million, cash dividends and stock repurchases are limited to an aggregate of $75 million in any fiscal year. In addition, if the difference between the borrowing base and the outstanding credit extensions under the facility falls below $50 million for five consecutive business days, all proceeds from the sale of inventory must be applied on a daily basis to payment of amounts owed under the facility. The facility has customary representations and warranties, covenants and events of default. This credit facility replaced $210 million in committed seasonal lines, which were terminated on the same date. At November 30, 2003, there were no short-term borrowings on this facility. At November 30, 2003, outstanding letters of credit related to this facility were $52.1 million, leaving $447.9 million available for borrowing.

At November 30, 2003, the aggregate principal amount of managed private-label credit card receivables totaled $1.76 billion. At November 30, 2003, the unused capacity of the private-label variable funding program was $47.9 million. Our securitization agreements do not provide recourse to the company for credit losses on securitized receivables. However, the fair value of our retained interests in securitized receivables would be directly affected by credit losses on those securitized receivables.

We anticipate that we will be able to expand or enter into new securitization agreements to meet the future needs of our finance operation. However, adverse changes in the performance of our private-label credit card portfolio or changes in the asset-backed securities market could result in our having to hold larger retained interests in future securitizations. The private-label securitization agreement requires that the aggregate outstanding principal balance of the securitized receivables exceeds a specified amount and that the yield on the securitized receivables exceeds specified rates. In addition, the variable funding securitization agreements require that we meet financial tests relating to minimum tangible net worth, current ratio and debt-to-capital ratio and that the securitized receivables meet specified performance levels relating to delinquency rates, default rates and principal payment rates. If these financial tests or performance levels are not met, or if certain other events occur, it would constitute an early amortization event, in which case the principal payment dates for the term series would be accelerated, the variable funding commitments would terminate and the variable funding investors would begin to receive monthly principal payments until paid in full. The company and the securitized receivables were in compliance with these financial tests and performance levels at November 30, 2003.

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

Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. The United States retail industry, and the specialty retail industry in particular, are dynamic by nature and have undergone significant changes in recent years. Our ability to anticipate and successfully respond to the continuing challenges of our industry is key to achieving our expectations. Important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements include:

o The timing and amount of any post-closing costs or other charges to income that may be required as a result of the sale of the bankcard operation;
o Changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from competitors using either similar or alternative methods or channels of distribution such as online and telephone shopping services and mail order;
o Changes in general U.S. or regional U.S. economic conditions including, but not limited to, consumer credit availability, consumer credit delinquency and default rates, interest rates, inflation, personal discretionary spending levels, trends in consumer retail spending, both in general and in our product categories, and consumer sentiment about the economy in general;
o The presence or absence of, or consumer acceptance of, new products or product features in the merchandise categories we sell and changes in our actual merchandise sales mix;
o    Significant changes in retail prices for products we sell;
o Changes in availability or cost of financing for working capital and capital expenditures, including securitization financing and financing to support development of our business;
o    Lack of availability or access to sources of inventory;
o    Inability to liquidate excess inventory should excess inventory develop;

o Failure to successfully implement sales and profitability improvement programs, including our remodel program, and our effort to stabilize gross margins and reduce our cost and expense structure;
o Changes in the performance of the private-label portfolio, including material changes in cardholder default rates or payment rates;
o Our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;
o Changes in production or distribution costs or costs of materials for our advertising;
o Availability of appropriate real estate locations for relocations and new stores;
o    Successful implementation of our various customer service initiatives;
o Consumer response to our efforts to improve sales of accessories and services;
o    Successful implementation of stronger product sourcing operations;
o    Negative investment returns in our pension plan;
o The imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to us or our competitors, the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws; and
o    Significant adverse results in litigation matters.

We believe our forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Receivables Risk. We manage the market risk associated with the revolving private-label credit card portfolio of our finance operation. Portions of this portfolio have been securitized in transactions accounted for as sales in accordance with SFAS No. 140 and, therefore, are not presented on the consolidated balance sheets.

The majority of accounts in the private-label credit card portfolio is charged interest at rates indexed to the prime rate, adjustable on a monthly basis subject to certain limitations. The remaining accounts are charged interest at fixed annual percentage rates. The following table presents the breakdown by interest rate structure of the gross principal receivables outstanding prior to discounting at November 30, 2003, and February 28, 2003.

(Amounts in millions)                           November 30          February 28
-----------------------------------------      ------------          -----------
Indexed to prime rate.....................        $1,628                $1,460
Fixed APR.................................           131                   176
                                                  ------                ------
Total.....................................        $1,759                $1,636
                                                  ======                ======


Financing for the private-label credit card receivables is achieved through asset securitization programs that, in turn, issue both private and public market debt, principally at floating rates based on LIBOR and commercial paper rates. Receivables held for sale are financed with working capital. At November 30, 2003, and February 28, 2003, the total principal amount of receivables securitized or held for sale prior to discounting was as follows:


(Amounts in millions)                           November 30                 February 28
-----------------------------------------      ------------                 -----------
Floating-rate securitizations.............        $1,636                       $1,592
Held for sale.............................           123                           44
                                                  ------                       ------
Total.....................................        $1,759                       $1,636
                                                  ======                       ======


Interest Rate Exposure. Interest rate exposure relating to the private-label credit card receivable securitizations represents a market risk exposure that we manage primarily with matched funding. We also have the ability to adjust the rate on fixed-APR revolving credit cards and the index on floating-rate credit cards, subject to cardholder ratification, but we do not currently anticipate the need to do so. Our ability to effect these changes may be limited by competitive conditions.

The majority of our cardholder accounts have interest rates indexed to prime, but the rates we charge our cardholders may not change as frequently or to the same extent as our funding costs. This is the result of a combination of factors such as interest rate floors on the accounts that are above the current level of the prime rate, interest-free promotional financing and by differences between changes in prime and LIBOR or commercial paper rates. Accordingly, our securitization income and the fair value of our retained interests in the securitized receivables could be adversely impacted by increases in interest rates.

We use a sensitivity analysis to quantify interest rate risk relating to our retained interests in securitized receivables. This analysis calculates the impact on net earnings from a 200 basis point increase in the yield curve applied equally over the next four quarters. Assuming that no other assumptions change, this increase in interest rates would result in a decrease in our securitization income of approximately $9.5 million for the quarter ended November 30, 2003, compared with a decrease of approximately $8.9 million for the quarter ended November 30, 2002.

The market and credit risks associated with our interest rate caps are similar to those relating to other types of financial instruments. Market risk is the exposure created by potential fluctuations in interest rates and is directly related to the product type, agreement terms and transaction volume. We have entered into offsetting interest rate cap positions and, therefore, do not anticipate significant market risk arising from our interest rate caps. Credit risk is the exposure to nonperformance of another party to an agreement. We mitigate credit risk by dealing with highly rated bank counterparties.

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

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                     3.1 Amended and Restated Articles of Incorporation of the company, effective February 3,1997, as amended through October 1, 2002, filed as Exhibit 3(i) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 1-5767), expressly incorporated herein by this reference

                     3.2 Bylaws of the company, as amended and restated June 17, 2003, filed as Exhibit (3)(iii) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-5767), expressly incorporated herein by this reference

                     4.1 Third Amended and Restated Rights Agreement dated as of October 1, 2002, between he company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 1 to the company's Form 8-A/A filed on October 1, 2002 (File No. 1-5767), expressly incorporated herein by this reference

                    10.2 Employment agreement between the company and W. Alan McCollough effective November 19, 2003, filed herewith*

                    31.1     Certification   by  Registrant's   Chief  Executive
                             Officer    pursuant   to   Section   302   of   the
                             Sarbanes-Oxley Act of 2002, filed herewith

                    31.2     Certification   by  Registrant's   Chief  Financial
                             Officer    pursuant   to   Section   302   of   the
                             Sarbanes-Oxley Act of 2002, filed herewith

                    32.1 Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

                    32.2 Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

                         * Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.

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

                  The company furnished a Form 8-K to the SEC on September 9, 2003, announcing the company's second quarter fiscal year 2004 sales.

                  The company furnished a Form 8-K to the SEC on September 17, 2003, announcing the company's second quarter fiscal year 2004 results.

                  The company furnished a Form 8-K to the SEC on October 22, 2003, announcing that it had entered into an agreement to sell its bankcard operation.

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


                                                 CIRCUIT CITY STORES, INC.
                                                 (Registrant)



                                                 By:   /s/ W. Alan McCollough
                                                       -------------------------
                                                       W. Alan McCollough
                                                       Chairman, President and
                                                       Chief Executive Officer



                                                 By:   /s/ Michael E. Foss
                                                       -------------------------
                                                       Michael E. Foss
                                                       Senior Vice President and
                                                       Chief Financial Officer



                                                 By:   /s/ Philip J. Dunn
                                                       ------------------------
                                                       Philip J. Dunn
                                                       Senior Vice President,
                                                       Treasurer,Corporate
                                                       Controller and Chief
                                                       Accounting Officer




January 9, 2004

                                  EXHIBIT INDEX


                     3.1 Amended and Restated Articles of Incorporation of the company, effective February 3,1997, as amended through October 1, 2002, filed as Exhibit 3(i) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 1-5767), expressly incorporated herein by this reference

                     3.2 Bylaws of the company, as amended and restated June 17, 2003, filed as Exhibit (3)(iii) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-5767), expressly incorporated herein by this reference

                     4.1 Third Amended and Restated Rights Agreement dated as of October 1, 2002, between he company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 1 to the company's Form 8-A/A filed on October 1, 2002 (File No. 1-5767), expressly incorporated herein by this reference

                    10.2 Employment agreement between the company and W. Alan McCollough effective November 19, 2003, filed herewith*

                    31.1     Certification   by  Registrant's   Chief  Executive
                             Officer    pursuant   to   Section   302   of   the
                             Sarbanes-Oxley Act of 2002, filed herewith

                    31.2     Certification   by  Registrant's   Chief  Financial
                             Officer    pursuant   to   Section   302   of   the
                             Sarbanes-Oxley Act of 2002, filed herewith

                    32.1 Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

                    32.2 Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

                       * Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.