Form 10-K
period 2004-02-29
CIRCUIT CITY STORES INC
filed 2004-05-10
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2004
                                       OR

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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No ___

         The aggregate market value of the Registrant's common shares held by non-affiliates as of August 29, 2003, which was the last business day of the Registrant's most recently completed second fiscal quarter, was $2,184,740,830 based upon the closing price of these shares as reported by the New York Stock Exchange on that date.

         On April 30, 2004, the company had outstanding 198,784,226 shares of common stock.



                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference in Parts I, II, III and IV of this Annual Report on Form 10-K: (1) pages 12 through 43 of the company's Annual Report for the fiscal year ended February 29, 2004, (Parts I, II and IV) and (2) "Item One - Election of Directors," "Beneficial Ownership of Securities," "Certain Information Concerning the Board of Directors and Its Committees," "Executive Compensation," "Equity Compensation Plans Information," "Employment Agreements and Change-In-Control Arrangements," "Compensation of Directors," "Section 16(a) Beneficial Ownership Reporting
Compliance" and "Item Four - Ratification of Appointment of Independent Auditors" in the company's Definitive Proxy Statement dated May 7, 2004, furnished to shareholders of the company in connection with the 2004 Annual Meeting of Shareholders (Part III).


                                TABLE OF CONTENTS
Item                                                                                                                    Page

PART I

1.   Business.........................................................................................................      3

2.   Properties........................................................................................................     9

3.   Legal Proceedings.................................................................................................    10

4.   Submission of Matters to a Vote of Security Holders...............................................................    10

     Executive Officers of the Company.................................................................................    10

PART II

5.   Market for the Company's Common Equity and Related Shareholder Matters............................................    12

6.   Selected Financial Data...........................................................................................    12

7.   Management's Discussion and Analysis of Results of Operations and Financial Condition.............................    12

7A.  Quantitative and Qualitative Disclosures about Market Risk........................................................    12

8.   Financial Statements and Supplementary Data.......................................................................    12

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................    12

9A.  Controls and Procedures...........................................................................................    12

PART III

10.  Directors and Executive Officers of the Company...................................................................    12

11.  Executive Compensation............................................................................................    13

12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters....................    13

13.  Certain Relationships and Related Transactions....................................................................    13

14.  Principal Accountant Fees and Services............................................................................    13

PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................................    14

     Signatures.......................................................................................................     15

     Schedule II.......................................................................................................   S-1

     Independent Auditors' Report on Financial Statement Schedule......................................................   S-2

     Exhibit Index.....................................................................................................  EI-1

                                  Page 2 of 16

                                     PART I


Item 1.  Business

         Circuit City Stores, Inc. was incorporated under the laws of the Commonwealth of Virginia in 1949. Its corporate headquarters are located at 9950 Mayland Drive, Richmond, Va. Its retail operation consists of Circuit City Superstores and mall-based Circuit City stores. The Company has a private-label finance operation including a wholly owned credit card bank, First North American National Bank, that provides consumer revolving credit.

         The company's Web site address is www.circuitcity.com. The company makes available, free of charge through its Web site, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as practicable after electronically filing the material with or furnishing the material to the Securities and Exchange Commission.

         Proposed Acquisition. On April 13, 2004, the company commenced a tender offer to acquire all outstanding common shares of InterTAN, Inc., a leading consumer electronics retailer of both private-label and internationally branded products headquartered in Barrie, Ontario. The tender offer is conditioned upon at least a majority of the fully diluted shares being tendered. If successful, the tender offer will be followed by a merger in which the holders of the remaining outstanding shares of InterTAN common stock will receive $14 per share in cash. The transaction is contingent upon customary closing conditions, including regulatory and other standard approvals. The company expects the cost of this acquisition, including estimated transaction costs, will be approximately $300 million.

         Upon completion of the tender offer, which is expected in the second calendar quarter of 2004, InterTAN will become a subsidiary of the company.

         Capital Structure. From February 7, 1997, to October 1, 2002, the common stock of Circuit City Stores, Inc. consisted of two common stock series that were intended to reflect the performance of the company's two businesses during that period. The Circuit City Group common stock was intended to reflect the performance of the Circuit City consumer electronics stores and related operations and the shares of CarMax Group common stock reserved for the Circuit City Group or for issuance to holders of Circuit City Group common stock. The CarMax Group common stock was intended to reflect the performance of the CarMax auto superstores and related operations.

         Effective October 1, 2002, the CarMax auto superstore business was separated from the Circuit City consumer electronics business through a tax-free transaction in which CarMax, Inc., formerly a wholly owned subsidiary of Circuit City Stores, Inc., became an independent, separately traded public company. Following the separation, the Circuit City Group common stock was renamed Circuit City common stock. See "Discontinued Operations" for additional information.

         General. Circuit City is a leading national retailer of brand-name consumer electronics, personal computers and entertainment software. It sells

o video equipment, including televisions, digital satellite systems, DVD players, video cassette recorders, camcorders and cameras;
o        audio equipment, including home and portable audio systems;
o        mobile electronics, including car audio, video and security systems;
o home office products, including personal computers, printers, peripherals, software and facsimile machines;
o        entertainment  software,  including video games,  DVD movies and music;
         and
o other consumer electronics products, including wireless phones, corded and cordless phones and accessories.

Merchandise   lines   vary  by   location   based  on  store   size  and  market
characteristics. Most merchandise is supplied directly to the stores by regional warehouse distribution facilities.

         Through Digital Video Express, 75 percent of which was owned by the company, Circuit City developed a new digital video system for watching movies at home. Divx was primarily engaged in the business of licensing this technology and replicating and distributing specially encrypted DVDs at wholesale. Circuit City was allocated 100 percent of Divx's losses from Divx's inception. The Divx business was discontinued in fiscal 2000. See "Discontinued Operations" for additional information.

         Expansion and Revitalization. At April 30, 2004, Circuit City operated 607 retail locations throughout the United States. Circuit City has established its presence in virtually all of the nation's top 100 markets. In fiscal 2003, the company undertook an analysis of its existing store base and identified specific characteristics that help create a successful store. A key characteristic identified was store location, including such factors as its proximity to specific retailers, ease of access and consumer electronics purchasing power in the trade area. When a store's sales are not at the level the company believes the trade area can support and analysis indicates that the primary contributing factor to the underperformance is the location, the company will attempt to strategically relocate the store to a more vibrant and convenient location. Circuit City relocated 18 Superstores in fiscal 2004. In fiscal 2005, the company plans to open 60 to 70 Superstores, with a relatively even split between new stores and relocations. In February 2004, the company closed 19 underperforming Superstores.

         Recognizing the continual evolution of consumer shopping preferences, four years ago the company created new store designs in-step with today's consumer. Last year the company updated the new store designs. New stores have a brighter, more contemporary look and an open, easily navigable floor plan conducive to browsing. The company has improved product adjacencies so that customers can not only better compare features and benefits across product categories, but also can shop for related accessories and peripherals in convenient proximity. Shopping carts, baskets and cash register checkouts at the front of the store add to the convenience of the growing level of take-with products in the stores. Standardized fixtures accommodate more take-with selections and provide greater flexibility to adapt to future changes in Circuit City's product selection.

         At the same time, the company has focused on opportunities to upgrade and improve the existing store base. In fiscal 2004, the company refixtured 222 Superstores. The more flexible fixtures will facilitate the introduction of new products, as well as other assortment adjustments in store merchandise displays.

         At April 30, 2004, 134 Superstores, or 22 percent of the 602 Superstores had been fully remodeled, relocated or newly constructed since the beginning of fiscal 2001.

         Merchandising. Each Circuit City store location follows detailed operating procedures and merchandising programs, including procedures for inventory maintenance, customer relations, store administration, merchandise display, store security and the demonstration and sale of products. Most merchandise is supplied directly to the stores from one of Circuit City's eight automated distribution centers, which are strategically located around the country, and from a centrally located automated software entertainment distribution center. Merchandise mix and displays are controlled centrally to help ensure a high level of consistency among the stores. Merchandise pricing can vary by market to reflect local competitive conditions. Circuit City uses a centralized buying organization. The central buying staff reduces costs by purchasing in large volumes and structuring a sound basic merchandising program. Circuit City's merchandising strategy emphasizes a broad selection of products, including the industry's newest technologies, and a wide range of prices. To improve the company's competitive position, Circuit City has initiated efforts to source more product directly from overseas manufacturers, which enables the company to lower product acquisition costs and to increase product differentiation. During fiscal 2004, Circuit City began to introduce its own unique merchandise brands, including Liquid Video, Verge and esa, tailored to specific needs within a broad consumer base. These products supplement one of the best selections of name-brand products in the consumer electronics industry.

         Suppliers. During fiscal 2004, Circuit City's 10 largest suppliers accounted for approximately 56 percent of merchandise purchased. Circuit City's major suppliers include Sony Corporation; Hewlett Packard; Panasonic; Toshiba; Samsung Electronics America, Inc.; Hitachi America LTD; Thomson Multimedia, Inc.; eMachines, Inc.; Canon U.S.A., Inc.; and Apex Digital, Inc. Brand-name advertised products are sold by all Circuit City retail locations. The company also offers exclusive, private-label merchandise brands that are sourced by the company directly from the manufacturers. Circuit City has no significant long-term contracts for the purchase of merchandise.

         Advertising. Circuit City's business relies on considerable amounts of advertising to maintain high levels of consumer awareness. Advertising expenditures from continuing operations were 3.3 percent of net sales and operating revenues in fiscal 2004, 3.5 percent in fiscal 2003 and 3.8 percent in fiscal 2002. Circuit City uses multi-page newspaper advertisements, network and cable television advertising, magazine advertising, direct mail and interactive media. The multi-page newspaper advertisements provide an extensive presentation of the range of consumer electronics products sold at Circuit City stores and generally feature products at highly competitive prices. Circuit City is generally one of the larger newspaper advertisers in markets that it serves. Television and magazine advertising focuses on promoting great values on products and new software releases as well as differentiating elements in the service offering such as the Web site's Express Pickup feature.

         Competition. The consumer electronics industry is highly competitive. Circuit City's competitors include large specialty, discount and warehouse retailers as well as local, regional and Internet-based retailers. As part of its competitive strategy, Circuit City offers competitive prices on the merchandise stocked in its stores and offered on its Web site. Customers who order on the Web and pick up their product at the store using the Express Pickup feature automatically receive the lower of the Web price or the in-store price.

         Circuit City distinguishes its stores from those of the competition by offering a broad and, in some cases, unique merchandise assortment, delivering outstanding customer service and providing the convenience of a one-stop shopping solution for consumers. The company's merchandise assortment includes new technologies and great values and is dynamic, responding to changes in the industry's product trends. To keep pace with rapidly changing technologies, the company's most recent store designs feature flexible displays to accommodate new product offerings. In addition to offering one of the best selections of name-brand products in the industry, Circuit City offers its own private-label merchandise brands. Products carrying these brand names are available exclusively at Circuit City. Product specialists, trained using comprehensive online training courses; convenient credit options; home delivery and home installation; and onsite installation centers for automotive electronics all demonstrate Circuit City's strong commitment to customer service.

         Customer Satisfaction. Circuit City conducts market research to improve its understanding of what its customers want and expect. Market research techniques used include focus groups, online surveys, telephone interviews, exit interviews and "mystery shopping," in which a professional mystery shopper acts as a customer to evaluate customer service performance. This feedback enables management to identify issues that need to be addressed, helping the company's stores and Associates remain focused on providing outstanding customer service.

         Employees/Training. At April 30, 2004, the company had 42,258 hourly and salaried employees. In February 2003, the company changed from a dual pay structure, which included both commission and hourly pay, for the sales force to a single hourly pay structure. Circuit City Superstores are typically staffed with

         o sales support personnel such as customer service associates, product specialists and stockpersons;
         o     two or more sales managers;
         o     an operations manager or assistant store director; and
         o     a store director.

None of these employees are subject to a collective bargaining agreement. Additional personnel may be employed during peak selling seasons. In fiscal 2004, the company outsourced the applicant screening process and reduced the time to hire a new store Associate by more than 50 percent and thus significantly decreased the time required to complete seasonal hiring.

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

         From 1990 to June 2002, FNANB issued a private-label credit card, which was a credit card that only could be used to purchase merchandise and services from the company. In June 2002, in connection with the launch of a co-branded Visa(R) credit card, FNANB stopped issuing new private-label credit accounts; however, existing private-label accounts remained in place. The co-branded Visa credit card, referred to as the Circuit City Plus(TM) card, bears both the Circuit City and Visa names and is accepted not only at the company's stores and Web site, but also worldwide wherever Visa credit cards are accepted. FNANB's credit extension, customer service and collection operations are fully automated with state-of-the-art technology to maintain a high level of customer service.

         The receivables generated by FNANB's credit card program are financed through asset securitization programs. For additional discussion of these programs, see "Off-Balance-Sheet Arrangements" on page 23 and Note 6 to the consolidated financial statements on pages 34 and 35 of the company's 2004 Annual Report, which is incorporated in this item by reference.

         From 1994 to June 2002, FNANB issued Visa credit cards that did not bear the Circuit City name. Those Visa credit cards and a small number of previously issued MasterCard(R) accounts were serviced by FNANB. In November 2003, the company completed the sale of its bankcard finance operation to FleetBoston Financial. The sale agreement includes a transition services agreement under which employees of the bankcard operation continued to service the bankcard accounts until final conversion to FleetBoston's system, which occurred in April 2004. Results from the company's bankcard finance operation are presented as discontinued operations. See "Discontinued Operations" for additional discussion.

         On January 20, 2004, the company announced that it has agreed to sell its private-label finance operation, including both its private-label Circuit City credit card accounts and its co-branded Circuit City Plus Visa credit card accounts, to Bank One Corporation for the par value of the receivables. The sale is expected to close in the second calendar quarter of 2004. The company also has entered into an ongoing arrangement under which Bank One would offer private-label and co-branded credit cards to both new and existing customers. Bank One will compensate Circuit City for each new account opened and provide special financing terms for Circuit City customers.

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

         In connection with the announced sale of the private-label finance operation to Bank One, we plan to relinquish the FNANB national bank charter. As part of the statutory liquidation process, we will assume all of FNANB's remaining obligations and our equity investment in FNANB will be returned to us for general corporate purposes through a final liquidating dividend and distribution of the remaining assets of FNANB. As a result, our capital support obligations with respect to FNANB will be terminated. We expect to complete the liquidation process during the third quarter of fiscal 2005.

         Systems. Circuit City's in-store point-of-sale system maintains an online record of all transactions and allows management to track performance by region, store and individual store Associate. The information gathered by the system supports automatic replenishment of in-store inventory from the regional distribution centers and is incorporated into product buying decisions. The POS system is interfaced with FNANB's credit approval system. After completion of the sale of the private-label finance operation to Bank One, the POS system will continue to be interfaced with the credit approval system through Bank One. The in-store POS system also is seamlessly integrated with the company's e-commerce Web site. This integration provides the capability for in-store pickup of merchandise ordered from the Internet and allows for in-store ordering of merchandise for shipment directly to the customer's home. In the stores, electronic signature capture for all credit card purchases, automatic printing of manufacturers' rebates, bar-code scanning for product returns and repairs, automatic price tag printing for price changes and computerized home delivery scheduling enhance Circuit City's customer service. These enhancements eliminate time-consuming administrative tasks for store Associates and reduce costs through smoother store-level execution. At in-store kiosks, the POS system also allows customers to sign up for high speed Internet service. The POS system also is directly integrated with the registration systems of major Internet service providers, such as America Online, allowing in-store registration for the interactive services to be completed in approximately five minutes. In addition, real time service plan activations with Verizon and T-Mobile, in conjunction with mobile/wireless phone sales, have streamlined the full service customer experience.

         Circuit City's Customer Service Information System maintains an online history of customer purchases and enables store Associates to better assist customers with purchases by ensuring that new products can be integrated with existing products in the home. This system also facilitates product returns and repairs.

         The company also utilizes comprehensive, Web-based training systems to enhance the product knowledge of in-store Associates.

         Circuit City Direct. Circuit City's direct-to-consumer business continues to grow rapidly by leveraging the company's three channels of business: Web, stores and telephone. The company's Web site provides customers with

         o a  wide   selection  of  over   400,000   consumer   electronic   and
           entertainment products;

         o more than 125,000 customer ratings and reviews on products;

         o in-depth product and technology information; and

         o around-the-clock customer service via telephone, live chat and email.

Circuit City Direct has a highly integrated multi-channel business model, allowing customers to shop freely across its channels.

         o Orders can be placed on circuitcity.com or by calling 1-800-THE-CITY.

         o Delivery  options  include  home  shipment,   store  pick-up  at  all
           Superstores, or home delivery for big screen televisions.

         o The Web site can be used to check inventory status on-line as well as at any Circuit City Superstore - a time-saver for customers.

         o Products purchased on the Web site can be exchanged or returned via mail or to any store.

         Circuitcity.com's superior customer experience has been recognized by being one of only seven retailers to win the BizRate.com Circle of Excellence Award for three consecutive years.

         In April 2004, Circuit City Direct expanded its online presence through the acquisition of the assets of MusicNow, a leading digital music platform. Circuit City will integrate MusicNow's platform into circuitcity.com as well as its stores. Additionally, MusicNow will retain its own brand and will continue to execute on its strategy of empowering third parties to launch digital music services, including music download and subscription services.

         Distribution. As of April 30, 2004, Circuit City operated seven automated regional electronics distribution centers, each designed to serve stores within a 500-mile range. These centers use conveyor systems and laser bar-code scanners to reduce labor requirements, prevent inventory damage and maintain inventory control. Circuit City also operates one smaller automated distribution center that primarily handles larger non-conveyable electronics products. Circuit City believes that for most merchandise the use of the distribution centers enables it to efficiently distribute a broad selection of merchandise to its stores, reduce inventory requirements at individual stores, benefit from volume purchasing and maintain accounting control. Circuit City also operates an automated centralized entertainment software distribution center that serves all stores and an import consolidation center that supports the company's distribution network.

         Service Contracts. Circuit City offers service contract coverage for most of the products purchased at Circuit City stores and on the company's Web site through its Cityadvantage Protection Plans. The Cityadvantage Protection Plan for Home and Car Electronics provides protection for televisions and certain other home and car audio and video products beyond the standard manufacturer's warranty, with benefits that include

      o coverage terms up to five years;

      o a nationwide  service  network;

      o repair or replacement service,including in-home service on certain products; and

      o coverage  against  power  surges,   which  is  typically  excluded  from
        manufacturers' warranty coverage.

         The Cityadvantage Protection Plan for Computer Products provides protection for certain computer products, with benefits similar to the Cityadvantage Protection Plan for Home and Car Electronics. The Cityadvantage Protection Plan for Small/Portable Electronics provides protection for certain smaller electronics products, with the additional benefit that permits customers to return their defective merchandise during the plan period and receive a Circuit City gift card for the original purchase price of the merchandise.

         Circuit City administers the Cityadvantage Protection Plans for Home and Car Electronics and for Small/Portable Electronics. Service is provided by Circuit City or its contractors. Service under the Cityadvantage Protection Plan for Computer Products is provided and administered by GE-Zurich Warranty Management, Inc. or its contractors. Reputable insurance companies insure the obligations under these plans. Affiliates of the insurance companies are the obligors except in the one state in which Circuit City is required to serve as obligor.

         Product Service. Circuit City offers repair service as a manufacturer-authorized service provider for most of the products purchased at Circuit City stores and on the company's Web site, both during and after the manufacturer's warranty period. As of April 30, 2004, Circuit City had five regional service facilities. To meet customer needs, merchandise that requires service is shipped from the stores to the nearest regional service facility. Repaired merchandise is typically returned to the store for customer pickup or in some circumstances is shipped directly to the customer's home. Circuit City also has a network of in-home technicians who service large items not conveniently carried into the store. In certain situations, Circuit City also may assist customers with shipping defective products directly to the manufacturer for repair during the manufacturer's warranty period.

         Seasonality. Like many retail businesses, Circuit City's sales are greater in the fourth quarter of the fiscal year than in other periods of the fiscal year because of holiday buying patterns. A corresponding pre-season inventory build-up during the third fiscal quarter is associated with this sales volume. This increased sales volume results in a lower ratio of fixed costs to sales and, typically, a higher ratio of net earnings to sales in the fourth fiscal quarter. Circuit City's net sales and operating revenues from continuing operations for the fourth fiscal quarter, which includes the holiday season, were $3.25 billion in fiscal 2004; $3.19 billion in fiscal 2003; and $3.36 billion in fiscal 2002. Fourth quarter sales represented approximately 33 percent of net sales and operating revenues in fiscal 2004, 32 percent in fiscal 2003 and 35 percent in fiscal 2002.

         Discontinued Operations.

         (A) Bankcard Operation: On November 18, 2003, the company completed the sale of its bankcard finance operation to FleetBoston Financial. The sale agreement includes a transition services agreement under which the company's finance operation continued to service the bankcard accounts until final conversion, which occurred in April 2004. FleetBoston Financial reimbursed the company for operating costs incurred during the transition period.

         For fiscal 2004, the after-tax loss from the discontinued bankcard operation totaled $90.0 million. Net earnings from the discontinued bankcard operation were $25.6 million in fiscal 2003 and $42.9 million in fiscal 2002.

         (B) CarMax: On October 1, 2002, the CarMax auto superstore business was separated from the Circuit City consumer electronics business, and CarMax, Inc. became an independent, separately traded public company. Each outstanding share of CarMax Group common stock was redeemed in exchange for one share of CarMax, Inc. common stock. In addition, each holder of Circuit City Group common stock received as a tax-free distribution 0.313879 of a share of CarMax, Inc. common stock for each share of Circuit City Group common stock owned as of September 16, 2002, the record date for the distribution. Following the separation, the Circuit City Group common stock was renamed Circuit City common stock. CarMax results are presented as results from discontinued operations on the consolidated statements of operations. The company recorded no gain or loss as a result of the separation.

         With the separation, CarMax paid a special dividend of $28.4 million to Circuit City Stores, Inc. in recognition of the company's continuing contingent liability on leases related to 23 CarMax locations. The discontinued CarMax operations had no impact on the net earnings of the company for fiscal 2004. Net earnings from the discontinued CarMax operations were $62.0 million for fiscal 2003, representing CarMax results for the seven months prior to the separation date. Net earnings from the discontinued CarMax operations were $89.5 million in fiscal 2002. CarMax results have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

         (C) Divx: On June 16, 1999, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations. The provision for commitments under licensing agreements was reduced $2.3 million in fiscal 2004, reducing accrued expenses and other current liabilities related to the former Divx operations to $5.6 million on the consolidated balance sheet at February 29, 2004. This reduction benefited the fiscal 2004 net loss from discontinued operations by $1.5 million. Payments of $10.5 million were made during fiscal 2003, reducing accrued expenses and other current liabilities related to the former Divx operations to $8.0 million on the consolidated balance sheet at February 28, 2003. The discontinued Divx operations had no impact on the net earnings of the company for fiscal 2003 and fiscal 2002. As of February 29, 2004, entities comprising the discontinued Divx operations had been dissolved. The remaining Divx liabilities have been assumed by the company and are included on the consolidated balance sheet.

Item 2.  Properties

         At April 30, 2004, Circuit City's retail operations were conducted in 607 locations, including 602 Superstores and five mall-based stores.

         The following table summarizes the company's retail units as of April 30, 2004:

                                          Mall-based
                              Superstores  Stores         Total
                              ----------- ----------      -----
Alabama                            7          -            7
Arizona                           11          -           11
Arkansas                           3          -            3
California                        83          -           83
Colorado                          12          -           12
Connecticut                        7          -            7
Delaware                           2          -            2
Florida                           43          -           43
Georgia                           21          1           22
Hawaii                             1          -            1
Idaho                              2          -            2
Illinois                          34          -           34
Indiana                           13          -           13
Kansas                             4          -            4
Kentucky                           7          -            7
Louisiana                          9          -            9
Maine                              2          -            2
Maryland                          17          -           17
Massachusetts                     16          1           17
Michigan                          24          -           24
Minnesota                          8          1            9
Mississippi                        4          -            4
Missouri                          11          -           11
Nebraska                           1          -            1
Nevada                             5          -            5
New Hampshire                      5          -            5
New Jersey                        17          -           17
New Mexico                         1          -            1
New York                          30          -           30
North Carolina                    18          1           19
Ohio                              25          -           25
Oklahoma                           4          -            4
Oregon                             7          -            7
Pennsylvania                      26          -           26
Rhode Island                       1          -            1
South Carolina                     8          -            8
Tennessee                         13          -           13
Texas                             46          -           46
Utah                               5          -            5
Vermont                            1          -            1
Virginia                          24          1           25
Washington                        11          -           11
West Virginia                      4          -            4
Wisconsin                          8          -            8
Wyoming                            1          -            1
                                ----------------------------

                                 602          5          607
                                 ===========================


         Of the stores open at April 30, 2004, the company owns five stores and leases the remaining stores.

         Of the company's nine distribution centers, seven are leased. The company owns a 388,000-square-foot consumer electronics distribution center in Doswell, Va., which has been financed with Industrial Development Revenue Bonds. For information with respect to these bonds, see Note 9 to the consolidated financial statements on pages 35 and 36 of the company's 2004 Annual Report, which is incorporated in this item by reference. The company leases the import consolidation center that supports the company's distribution network.

         The company owns one of its five service centers. In addition, the company owns most of the land, but leases two of the three buildings, for its corporate headquarters. The company leases space for all warehouse, service and office facilities except for the aforementioned properties.

         For information regarding the company's obligations under the leases for its retail units, distribution centers, repair centers and other facilities, see Note 11 to the consolidated financial statements on page 37 of the company's 2004 Annual Report, which is incorporated herein by reference.

Item 3.  Legal Proceedings

         In the normal course of business, the company is involved in various legal proceedings. Based upon the company's evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the company's financial position, liquidity or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 2004.

         Executive Officers of the Company

         The following table identifies the executive officers of the company at April 30, 2004. The company is not aware of any family relationship between any executive officers of the company or any executive officer and any director of the company. The executive officers are generally elected annually and serve for one year or until their successors are elected. The next general election of officers is expected to occur in June 2004. Business experience for the past five years is provided in accordance with SEC rules.


              Name                       Age              Office
              ----                       ---              ------

        W.Alan McCollough                 54          Chairman, President and
                                                      Chief Executive Officer
                                                      Executive

        John W. Froman                    50          Executive Vice President
                                                      Chief Operating Officer

        Michael E. Foss                   46          Senior Vice President
                                                      Chief Financial Officer

        Ronald E. Baime                   42          Senior Vice President
                                                      General Merchandise Manager

        Dennis J. Bowman                  50          Senior Vice President
                                                      Strategic Sourcing and Inventory
                                                      Planning/Replenishment

        W.Stephen Cannon                  52          Senior Vice President
                                                      General Counsel and Secretary

        George D. Clark, Jr.              42          Senior Vice President
                                                      Eastern Division President

        William C. Denney                 47          Senior Vice President
                                                      General Merchandise Manager

        Fiona P. Dias                     38          Senior Vice President
                                                      President Circuit City Direct

        Philip J. Dunn                    51          Senior Vice President,
                                                      Treasurer and Controller

                                 Page 10 of 16

        Gary M. Mierenfeld                52          Senior Vice President
                                                      Store Development, Procurement,
                                                      Distribution and Service

        Douglas T. Moore                  47          Senior Vice President
                                                      Western Division President

        Ernest V. Speranza                58          Senior Vice President
                                                      Chief Marketing Officer

        Jeffrey S. Wells                  58          Senior Vice President
                                                      Human Resources and Training

         Mr. McCollough is Chairman of the Board and a member of the Board's executive committee. He joined the company in 1987 as general manager of corporate operations. He was elected assistant vice president in 1989, vice president and Central Division president in 1991, senior vice president - merchandising in 1994, president and chief operating officer in 1997, chief executive officer in 2000 and chairman of the board in 2002.

         Mr. Froman joined the company in 1986 as a store manager and general manager in training. In 1989, he was promoted to general manager and named assistant vice president. He was promoted to director of corporate operations in 1990 and in 1992 added the title of vice president. He was elected Central Division president in 1994, named senior vice president - merchandising in 1997 and was promoted to executive vice president in 2000. He was named chief operating officer in 2001.

         Mr. Foss joined the company in June 2003 as senior vice president and chief financial officer. Before joining the company, he was executive vice president of corporate/business development for TeleTech Holdings Inc., a global provider of customer management solutions for large companies, from 2001 to 2003; president of TeleTech Companies Group, an operating division of TeleTech Holdings, Inc., from 2000 to 2001; and executive vice president and chief financial officer of TeleTech Holdings and president of TeleTech Companies Group from 1999 to 2000.

         Mr. Baime joined the company in 2002 as vice president - general merchandise manger. He was named senior vice president in 2003. Before joining the company, he was vice president of music for the Musicland Group at Best Buy, a specialty retailer of consumer electronics, home office products, entertainment software and appliances, from 2001 to 2002 and senior vice president of e-commerce and vice president merchandising for Kohl's Department Stores, which operates specialty department stores nationwide, from 1997 to 2001.

         Mr. Bowman joined the company in 1996 as vice president and chief information officer. He was elected senior vice president and chief information officer in 1997. He served as chief information officer from 1996 to 2004. He was named senior vice president - strategic sourcing and inventory planning/replenishment in 2004.

         Mr. Cannon joined the company in 1994 as senior vice president and general counsel and was named secretary in February 2003.

         Mr. Clark joined the company in 1983. He was promoted to store manager in 1987 and district manager in 1992. He was named assistant vice president in 1995, vice president and Central Division president in 1997, Eastern Division president in 2002 and senior vice president in 2003.

         Mr. Denney joined the company in 1979. He was named corporate director of advertising and marketing in 1994, assistant vice president in 1995, vice president - general merchandise manager in 2002 and senior vice president in 2003.

         Ms. Dias joined the company in 2000 as senior vice president - marketing. She was named president of Circuit City Direct in 2003. Before joining the company, she was chief marketing officer at Stick Networks, Inc., a wireless software company, during 2000 and vice president - marketing and development for the Frito-Lay Company, an operating division of PepsiCo, Inc. engaged in the snack food industry, from 1999 to 2000.

         Mr. Dunn joined the company in 1984. He was named treasurer in 1990, was promoted to vice president in 1992 and added the title of controller in 1996. In 1999, he was elected senior vice president.

         Mr. Mierenfeld joined the company in 1993 as vice president - distribution. He was elected senior vice president in 1999. He was named senior vice president - store development procurement, distribution and service in 2003.

         Mr. Moore joined the company in 1990. He was named a regional vice president in 1995; director of corporate operations in 1997; assistant vice president - general manager, builder appliance sales division in 1998; assistant vice president - senior national buyer in 1999; assistant vice president - divisional merchandising manager - imaging in 2000; assistant vice president - director of merchandising operations in 2002; Western Division president in 2003; and senior vice president in 2003.

         Mr. Speranza joined the company in April 2004 as senior vice president and chief marketing officer. Before joining the company, he was senior vice president - marketing and advertising, international at Toys "R" Us, Inc., a worldwide retailer of toys, baby products, and children's apparel, from 1999 to 2003.

         Mr. Wells joined the company in 1996 as senior vice president - human resources and training.


                                     PART II


Item 5.  Market for the Company's Common Equity and Related Shareholder Matters

         The information appearing under the heading "Common Stock" on page 25 of the company's 2004 Annual Report is incorporated in this item by reference.

         As of April 30, 2004, there were 5,819 shareholders of record of common stock.

Item 6.  Selected Financial Data

         The information appearing under the heading "Selected Financial Data" on page 12 of the company's 2004 Annual Report is incorporated in this item by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

         The information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 13 through 25 of the company's 2004 Annual Report is incorporated in this item by reference.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

         The information appearing under the sub-heading "Market Risk" on pages 23 and 24 of the company's 2004 Annual Report is incorporated in this item by reference.

Item 8.  Financial Statements and Supplementary Data

         The information appearing under the headings "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Stockholders' Equity," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" on pages 26 through 43 of the company's 2004 Annual Report is incorporated in this item by reference.

         The information appearing under the heading "Quarterly Financial Data (Unaudited)" on page 43 of the company's 2004 Annual Report is incorporated in this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.Controls and Procedures

         Under the supervision and with the participation of the company's management, including the chief executive officer and chief financial officer, the company has evaluated the effectiveness of its "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, the chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective. There were no changes in the company's internal control over financial reporting in the quarter ended February 29, 2004, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                                    PART III


         With the exception of the information incorporated by reference from the company's Proxy Statement in Items 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-K, the company's Proxy Statement dated May 7, 2004, is not to be deemed filed as a part of this Report.

Item 10. Directors and Executive Officers of the Company

         The information appearing under the heading "Item One - Election of Directors" on pages 3 through 5 of the company's Proxy Statement dated May 7, 2004, is incorporated in this item by reference.

         The information appearing under the heading "Certain Information Concerning the Board of Directors and Its Committees" on pages 8 through 10 of the company's Proxy Statement dated May 7, 2004, is incorporated in this item by reference.

         The information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 19 of the company's Proxy Statement dated May 7, 2004, is incorporated in this item by reference.

         The company's code of business conduct is available on the company's investor information homepage at http://investor.circuitcity.com.

Item 11. Executive Compensation

         The information appearing under the heading "Executive Compensation" on pages 12 through 14 of the company's Proxy Statement dated May 7, 2004, is incorporated in this item by reference.

         The information appearing under the heading "Employment Agreements and Change-In-Control Arrangements" on pages 15 and 16 of the company's Proxy Statement dated May 7, 2004, is incorporated in this item by reference.

         The information appearing under the heading "Compensation of Directors" on page 19 of the company's Proxy Statement dated May 7, 2004, is incorporated in this item by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information appearing under the heading "Beneficial Ownership of Securities" on pages 6 and 7 of the company's Proxy Statement dated May 7, 2004, is incorporated in this item by reference.

         The information appearing under the heading "Equity Compensation Plans Information" on page 14 of the company's Proxy Statement dated May 7, 2004, is incorporated in this item by reference.

Item 13. Certain Relationships and Related Transactions

         None.

Item 14. Principal Accountant Fees and Services

         The information appearing under the heading "Item Four - Ratification of Appointment of Independent Auditors" on page 26 of the company's Proxy Statement dated May 7, 2004, is incorporated in this item by reference.

                                     Part IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K



      (a) 1. Financial Statements. The following financial statements are incorporated by reference into this report.

               Consolidated  Statements of Operations for the fiscal years ended
               February 29, 2004 and February 28, 2003 and 2002.

               Consolidated Balance Sheets at February 29, 2004 and February 28,
               2003.

               Consolidated  Statements of Cash Flows for the fiscal years ended
               February 29, 2004 and February 28, 2003 and 2002.

               Consolidated Statements of Stockholder's Equity for the fiscal years ended February 29, 2004 and February 28, 2003 and 2002.

               Notes to Consolidated Financial Statements.

               Independent Auditors' Report.

          2. Financial Statement Schedules. The following financial statement schedules of Circuit City Stores, Inc. for the fiscal years ended
               February 29, 2004 and February 28, 2003 and 2002, are filed as part of this report and should be read in conjunction with the consolidated financial statements of Circuit City Stores, Inc.
               and the notes thereto, described in Item 15(a)(1).

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

          3. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or are incorporated by reference into, this report.

      (b) Reports on Form 8-K.

          The company filed a Form 8-K on December 2, 2003, announcing the completion of the sale of its bankcard business.

          The Forms 8-K listed below were furnished to the SEC during the period covered by this report pursuant to Item 12 of Form 8-K and shall not be deemed "filed" for purposes of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

          The company furnished a Form 8-K on December 4, 2003, announcing the company's third quarter fiscal year 2004 sales.

          The company furnished a Form 8-K on December 17, 2003, announcing the company's third quarter fiscal year 2004 results.

          The company furnished a Form 8-K on January 7, 2004, announcing the company's December 2003 sales and fiscal year 2005 store opening plans.

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


                              CIRCUIT CITY STORES, INC.
                              (Registrant)



                         By:  /s/W. Alan McCollough
                              ---------------------------
                             W. Alan McCollough
                             Chairman, President and Chief Executive Officer


                         By:  /s/Michael E. Foss
                              ---------------------------
                             Michael E. Foss
                             Senior Vice President and
                             Chief Financial Officer


                         By:  /s/Philip J. Dunn
                              ---------------------------
                             Philip J. Dunn
                             Senior Vice President, Treasurer,
                             Controller and
                             Chief Accounting Officer



May 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                               Title                                         Date
       ---------                               -----                                         ----
Ronald M. Brill*                            Director                                     May 10, 2004
--------------------------
Ronald M. Brill

Carolyn H. Byrd*                            Director                                     May 10, 2004
--------------------------
Carolyn H. Byrd

Richard N. Cooper*                          Director                                     May 10, 2004
--------------------------
Richard N. Cooper

Barbara S. Feigin*                          Director                                     May 10, 2004
--------------------------
Barbara S. Feigin

E.V. Goings *                               Director                                     May 10, 2004
--------------------------
E.V. Goings

James F. Hardymon*                          Director                                     May 10, 2004
--------------------------
James F. Hardymon

Alan Kane*                                  Director                                     May 10, 2004
--------------------------
Alan Kane

Allen B. King*                              Director                                     May 10, 2004
--------------------------
Allen B. King

/s/W. Alan McCollough                       Director                                     May 10, 2004
--------------------------
W. Alan McCollough

Mikael Salovaara*                           Director                                     May 10, 2004
--------------------------
Mikael Salovaara

Carolyn Y. Woo*                             Director                                     May 10, 2004
--------------------------
Carolyn Y. Woo

*By: /s/W. Alan McCollough
W. Alan McCollough,
Attorney-In-Fact

                                 Page 16 of 16





                                                                             S-1
                                   Schedule II

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves
                             (Amounts in thousands)


                                       Balance at           Charged           Charge-offs          Balance at
                                        Beginning             to                 less               End of
       Description                      of Year             Income            Recoveries             Year
       -----------                     ----------           -------           ----------           ----------

Year ended February 28, 2002:
Allowance for doubtful accounts         $  2,068            $ 3,485            $ (4,893)          $     660
                                        ========            =======            ========           =========

Year ended February 28, 2003:
Allowance for doubtful accounts         $    660            $ 4,790           $ ( 4,375)          $   1,075
                                        ========            =======           =========           =========

Year ended February 29, 2004:
Allowance for doubtful accounts         $  1,075            $ 3,049           $  (3,577)          $     547
                                        ========            =======           =========           =========

                                      S-1

                                                                            S-2

          Independent Auditors' Report on Financial Statement Schedule


The Board of Directors
Circuit City Stores, Inc.:


Under date of March 30, 2004, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 29, 2004 and February 28, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the three-year period ended February 29, 2004, as incorporated by reference herein. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related Circuit City Stores, Inc. financial statement schedule as listed in Item 15(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/KPMG LLP



Richmond, Virginia
March 30, 2004



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


                  (b) Bylaws of the Company, as amended and restated June 17, 2003, filed as Exhibit 3(iii) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-5767), are expressly incorporated herein by this reference.


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


(10)     Material Contracts


                  (a) The company's 2000 Non-Employee Directors Stock Incentive Plan, filed as Appendix A to the company's Definitive Proxy Statement dated May 10, 2000, for the Annual Meeting of Shareholders held on June 13, 2000 (File No. 1-5767), is expressly incorporated herein by this reference. *

                  (b) Amendments effective June 15, 2001, to the company's 2000 Non-Employee Directors Stock Incentive Plan, filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2001 (File No. 1-5767), are expressly incorporated herein by this reference. *


                  (c) The company's Amended and Restated 1989 Non-Employee Directors Stock Option Plan, filed as Exhibit A to the company's Definitive Proxy Statement dated May 9, 1997, for the Annual Meeting of Shareholders held on June 17, 1997 (File No. 1-5767), is expressly incorporated herein by this reference. *


                  (d) Amendments adopted June 17, 1997, to the company's Amended and Restated 1989 Non-Employee Directors Stock Option Plan filed as Exhibit 10(ii) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997 (File No. 1-5767), are expressly incorporated herein by this reference. *


                  (e) The company's 1994 Stock Incentive Plan, as amended as of January 24, 1997, filed as Annex III to the company's Definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997 (File No. 1-5767), is expressly incorporated herein by this reference. *


                  (f) Amendments effective June 13, 2000, to the company's 1994 Stock Incentive Plan as amended, filed as
                           Exhibit 10 to the company's Quarterly Report on form 10-Q for the quarter ended May 31, 2000 (File No. 1-5767), are expressly incorporated herein by this reference. *


                  (g) Amendment effective June 15, 1999, to the company's 1994 Stock Incentive Plan, as amended, filed as
                           Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 (File No. 1-5767), is expressly incorporated herein by this reference. *

                                   Page EI-1



                  (h) Employment agreement between the company and W. Alan McCollough effective November 19, 2003, filed as
                           Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 (File No. 1-5767), is expressly incorporated herein by this reference. *


                  (i) Form of employment agreement between the company and certain executive officers effective June 30, 2003, filed as Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2003 (File No. 1-5767), is expressly incorporated herein by this reference. *

                  (j) Employment agreement between the company and Fiona P. Dias effective December 4, 2003, filed herewith. *

                  (k) The company's 2003 Annual Performance-Based Bonus Plan, filed as Appendix C to the company's Definitive Proxy Statement dated May 9, 2003, for an Annual Meeting of Shareholders held on June 17, 2003 (File No. 1-5767), is expressly incorporated herein by this reference. *

                  (l) The company's Non-Employee Directors Deferred Compensation Plan, filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2000 (File No. 1-5767), is expressly incorporated herein by this reference. *

                  (m) Program for deferral of director compensation implemented October 1995 filed as Exhibit 10(i) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 (File No. 1-5767), is expressly incorporated herein by this reference. *

                  (n) Benefit Restoration Plan, effective February 28, 1999, filed as Exhibit 10(m) to the company's Annual Report on Form 10-K for the fiscal year ended February 28, 1999 (File 1-5767), is expressly incorporated herein by this reference. *

                  (o) The 1984 Circuit City Stores, Inc. Employee Stock Purchase Plan as Amended and Restated Effective October 1, 2002, filed as Exhibit 10(q) to the company's Annual Report on Form 10-K for the fiscal year ended February 28, 2003 (File No. 1-5767), is expressly incorporated herein by this reference. *

                  (p) The company's 2003 Stock Incentive Plan, filed as Appendix B to the company's Definitive Proxy Statement dated May 9, 2003, for an Annual Meeting of Shareholders held on June 17, 2003 (File No. 1-5767), is expressly incorporated herein by this reference. *

                  (q) Credit Agreement dated as of June 27, 2003, among the company, the Lenders party thereto, Fleet National Bank, Fleet Retail Finance Inc., Bank of America, N.A., Congress Financial Corporation, General Electric Capital Corporation, Bank One, NA, JPMorgan Chase Bank, National City Commercial Finance, Inc., The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, LLC, filed as Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2003 (File No. 1-5767), is expressly incorporated herein by this reference.

                  (r) The Consumer Credit Card Program Agreement dated as of January 16, 2004, between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed herewith.


(13)  Annual Report

      Pages 12 through 43 of the company's Annual Report for the fiscal year ended February 29, 2004.

(21)  Subsidiaries of the Company


(23)  Consent of Independent Auditors


(24)  Powers of Attorney


                                   Page EI-2



(31)  Rule 13a-14(a)/15d-14(a) Certifications

      (i)Certification of CEO under Rule 13a-14(a) of the Securities Exchange Act of 1934

     (ii)Certification of CFO under Rule 13a-14(a) of the Securities Exhange Act of 1934

(32)  Section 1350 Certifications

      (i)Certification  of CEO under  Section 906 of the  Sarbanes-Oxley  Act of
         2002

     (ii)Certification  of CFO under  Section 906 of the  Sarbanes-Oxley  Act of
         2002


*Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.

                                   Page EI-3