Form 10-Q
period 2004-05-31
CIRCUIT CITY STORES INC
filed 2004-07-09
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2004

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to ------ -----

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at June 30, 2004
Common Stock, par value $0.50                               199,233,224

A Table of Contents is included on Page 2 and an Exhibit Index is included on Page 26.



                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                                No.

PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Statements of Operations -
                     Three Months Ended May 31, 2004 and 2003                                    3

                     Consolidated Balance Sheets -
                     May 31, 2004 and February 29, 2004                                          4

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 2004 and 2003                                    5

                     Notes to Consolidated Financial Statements                                  6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                     13

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                    22

      Item 4.     Controls and Procedures                                                       22

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                                             22

      Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases
                  of Equity Securities                                                          23

      Item 6.     Exhibits and Reports on Form 8-K                                              24

SIGNATURES                                                                                      25

EXHIBIT INDEX                                                                                   26


                                  Page 2 of 26


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                                                     Three Months Ended
                                                                                                          May 31
                                                                                              2004                    2003
                                                                                          --------------         -------------
Net sales and operating revenues                                                          $    2,066,588            $1,933,320
Cost of sales, buying and warehousing                                                          1,586,153             1,485,010
                                                                                          --------------           -----------
Gross profit                                                                                     480,435               448,310
Finance income                                                                                     5,564                 8,018
Selling, general and administrative expenses                                                     487,945               494,542
Stock-based compensation expense                                                                   5,954                 7,515
Interest expense                                                                                     350                 1,007
                                                                                          --------------          ------------
Loss from continuing operations before income taxes                                               (8,250)              (46,736)
Income tax benefit                                                                                (3,016)              (18,647)
                                                                                          --------------          ------------
Net loss from continuing operations                                                               (5,234)              (28,089)
Net loss from discontinued operation                                                                (707)              (18,607)
                                                                                          --------------          ------------
Net loss                                                                                  $       (5,941)           $  (46,696)
                                                                                          ==============          ============

Weighted average common shares:
    Basic                                                                                        199,429               205,828
                                                                                          ==============         =============
    Diluted                                                                                      199,429               205,828
                                                                                          ==============         =============
Net loss per share:
                   =
    Basic:
       Continuing operations                                                              $        (0.03)           $    (0.14)
       Discontinued operation                                                                          -                 (0.09)
                                                                                          --------------          ------------
                                                                                          $        (0.03)           $    (0.23)
                                                                                          ==============          ============
    Diluted:
       Continuing operations                                                              $        (0.03)           $    (0.14)
       Discontinued operation                                                                          -                 (0.09)
                                                                                          --------------          ------------
                                                                                          $        (0.03)           $    (0.23)
                                                                                          ==============          ============


Cash dividends paid per share                                                             $       0.0175            $   0.0175
                                                                                          ==============         =============

See accompanying notes to consolidated financial statements.


                                  Page 3 of 26



                   Circuit City Stores, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                         May 31, 2004          Feb. 29, 2004
                                                                                         ------------          -------------
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $      990,571        $     783,471
Accounts receivable, net of allowance for doubtful accounts
     of $416 and $547                                                                          115,272              154,039
Retained interests in securitized receivables                                                        -              425,678
Merchandise inventory                                                                        1,537,752            1,517,256
Prepaid expenses and other current assets                                                       48,956               38,617
Assets of discontinued operation                                                                 5,085                    -
                                                                                        --------------        -------------

Total current assets                                                                         2,697,636            2,919,061

Property and equipment, net                                                                    620,159              585,903
Deferred income taxes                                                                           91,715               98,934
Goodwill and other intangible assets                                                           218,827                    -
Other assets                                                                                    25,776               29,102
                                                                                        --------------        -------------

TOTAL ASSETS                                                                              $  3,654,113           $3,633,000
                                                                                          ============           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                        $      974,037        $     879,635
Accrued expenses and other current liabilities                                                 168,715              131,512
Accrued income taxes                                                                            67,434               71,163
Deferred income taxes                                                                           25,952               90,210
Current installments of long-term debt                                                          12,416                1,115
Liabilities of discontinued operation                                                            2,691                3,068
                                                                                         -------------        -------------

Total current liabilities                                                                    1,251,245            1,176,703

Long-term debt, excluding current installments                                                  25,088               22,691
Accrued straight-line rent                                                                     100,520               98,470
Other liabilities                                                                              117,120              111,175
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,493,973            1,409,039
                                                                                         -------------        -------------

Stockholders' equity:
Common stock, $0.50 par value;
     525,000,000 shares authorized; 199,300,619 shares
     issued and outstanding at May 31, 2004
     (203,899,395 at February 29, 2004)                                                         99,650              101,950
Capital in excess of par value                                                                 867,300              922,600
Retained earnings                                                                            1,189,895            1,199,411
Accumulated other comprehensive income                                                           3,295                    -
                                                                                        --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                                   2,160,140            2,223,961
                                                                                        --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $   3,654,113           $3,633,000
                                                                                         =============           ==========

See accompanying notes to consolidated financial statements.


                                  Page 4 of 26


                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                 Three Months Ended
                                                                                                       May 31
                                                                                             2004                   2003
                                                                                        --------------         ------------
Operating Activities:
Net loss                                                                                  $     (5,941)         $    (46,696)
Adjustments to reconcile net loss to net cash used in
    operating activities of continuing operations:
    Loss from discontinued operation                                                               707                18,607
    Depreciation and amortization                                                               34,843                49,485
    Stock option expense                                                                         4,011                 4,077
    Amortization of restricted stock awards                                                      1,722                 2,212
    Loss (gain) on dispositions of property and equipment                                          660                  (380)
    Provision for deferred income taxes                                                        (71,444)               (6,663)
    Changes in operating assets and liabilities:
       Increase in accounts receivable, net                                                    (23,046)               (4,207)
       Decrease (increase) in retained interests in securitized receivables                     32,867              (115,614)
       Decrease in merchandise inventory                                                        74,072                81,077
       Increase in prepaid expenses and other current assets                                    (6,023)              (32,951)
       Decrease in other assets                                                                  4,736                 2,647
       Increase (decrease) in accounts payable                                                  70,498               (63,277)
       Decrease in accrued expenses and other current liabilities,
           and accrued income taxes                                                             (4,686)              (43,611)
       (Decrease) increase in accrued straight-line rent and
           other liabilities                                                                    (7,460)                1,340
                                                                                         -------------          ------------
Net cash provided by (used in) operating activities of continuing
       operations                                                                              105,516              (153,954)
                                                                                         -------------          ------------

Investing Activities:
Proceeds from the sale of the private-label finance operation                                  472,710                     -
Acquisitions, net of cash acquired of $30,615                                                 (271,954)                    -
Purchases of property and equipment                                                            (42,694)              (27,370)
Proceeds from sales of property and equipment                                                   18,599                 6,791
                                                                                         -------------          ------------
Net cash provided by (used in) investing activities of continuing
       operations                                                                              176,661               (20,579)
                                                                                          ------------          ------------

Financing Activities:
Principal payments on long-term debt                                                            (2,412)                 (330)
Repurchase and retirement of common stock                                                      (71,054)              (13,941)
Issuances of common stock, net                                                                   7,721                   717
Dividends paid                                                                                  (3,575)               (3,648)
                                                                                         -------------             ---------
Net cash used in financing activities of continuing operations                                 (69,320)              (17,202)
                                                                                        --------------         -------------
Net cash used in discontinued bankcard finance operation                                        (6,169)              (77,291)
Effect of exchange rate changes on cash                                                            412                    -
                                                                                         -------------          ------------

Increase (decrease) in cash and cash equivalents                                               207,100              (269,026)
Cash and cash equivalents at beginning of year                                                 783,471               884,670
                                                                                          ------------           -----------
Cash and cash equivalents at end of period                                                $    990,571          $    615,644
                                                                                          ============          ============

See accompanying notes to consolidated financial statements. See Note 13 for a supplemental schedule of non-cash investing and financing activities.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The consolidated financial statements of the company conform to accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation. Due to the seasonal nature of the company's business, interim results are not necessarily indicative of results for the entire fiscal year. The company's consolidated financial statements included in this report should be read in conjunction with the notes to the audited financial statements incorporated by reference in the company's fiscal 2004 Annual Report on Form 10-K.

     On May 12, 2004, the company acquired a controlling interest in InterTAN, Inc. for cash consideration of $265.6 million, which includes transaction costs and is net of cash acquired of $30.6 million. InterTAN is a leading consumer electronics retailer of both private-label and internationally branded products with headquarters in Barrie, Ontario, Canada. InterTAN operates retail consumer electronics outlets under the RadioShack(R) name in Canada under a licensing agreement with a subsidiary of RadioShack Corporation. In addition to enabling Circuit City to accelerate the offering of private-label merchandise to its customers, the acquisition of InterTAN gives Circuit City its first presence in the Canadian market. Total sales for the first quarter include sales of $21.7 million generated by InterTAN from the date of the acquisition on May 12, 2004, to the quarter end on May 31, 2004. InterTAN did not have a material impact on the net loss from continuing operations for the first quarter of the current fiscal year. See Note 3 for additional discussion of the acquisition.

     On May 25, 2004, the company completed the sale of its private-label finance operation, comprised of its private-label and co-branded Visa credit card programs, to Bank One Corporation. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation to Bank One, are included in finance income. The company also entered into a Consumer Credit Card Program Agreement with Bank One under which Bank One is offering private-label and co-branded credit cards to new and existing customers of the company. The company is compensated under the program agreement primarily based on the number of new accounts opened. After the sale date, the earnings contribution from the program agreement has been included in net sales and operating revenues on the consolidated statements of operations, but was immaterial in this fiscal year's first quarter. See
     Note 4 and Note 12 for additional discussion concerning the sale of the private-label finance operation.

     On November 18, 2003, the company completed the sale of its bankcard finance operation, which included Visa and MasterCard credit card receivables and related cash reserves. Results from the bankcard finance operation are presented as results from discontinued operation. See Note 2 for additional discussion concerning the sale of the bankcard finance operation.

     Certain prior year amounts have been reclassified to conform to the current presentation.

2.   Discontinued Operation

     On November 18, 2003, the company completed the sale of its bankcard finance operation to FleetBoston Financial. Results from the bankcard finance operation are presented as results from discontinued operation. The sale agreement included a transition services agreement under which employees of the company's finance operation continued to service the bankcard accounts until final conversion of the bankcard portfolio to FleetBoston, which occurred on April 2, 2004. Through that date, FleetBoston was obligated to reimburse the company for operating costs incurred during the transition period. The company incurred severance costs ratably through the final conversion date.

     The after-tax loss from the discontinued bankcard finance operation totaled $0.7 million for the quarter ended May 31, 2004, and $18.6 million for the same period last fiscal year. Cash flows related to the discontinued operation have been segregated on the consolidated statements of cash flows.

     The assets and liabilities of the discontinued bankcard finance operation reflected on the consolidated balance sheets at May 31, 2004, and February 29, 2004, were comprised of the following:

                                                                                                At               At
     (Amounts in millions)                                                                    May 31         February 29
     -------------------------------------------------------------------------------------------------------------------
     Accounts receivable.............................................................          $4.2           $    -
     Deferred income taxes...........................................................           0.9                -
                                                                                              ---------------------------
     Total assets of discontinued bankcard finance operation.........................          $5.1           $    -
                                                                                               ==========================


     Accrued expenses and other current liabilities..................................          $2.7             $3.1
                                                                                               --------------------------
     Total liabilities of discontinued bankcard finance operation....................          $2.7             $3.1
                                                                                               ==========================

3.   Acquisitions

     On May 12, 2004, the company acquired a controlling interest in InterTAN, Inc. This acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Accordingly, we recorded the net assets at their estimated fair values, and included operating results in our consolidated financial statements from the date of acquisition. Due to the timing of the acquisition relative to our quarter end, the company allocated the purchase price to the assets and liabilities on a preliminary basis using available information. The preliminary purchase price allocation includes goodwill of $176.0 million and identifiable intangible assets of $37.5 million. Goodwill is not deductible for tax purposes. Under SFAS No. 142, "Goodwill and Intangible Assets," goodwill is not amortized, but is reviewed for impairment at least annually. The identifiable intangible assets include contract-based intangibles. Preliminarily,the identifiable intangibles have been assigned indefinite lives as there are no current outstanding reasons to believe the contracts will not continue to be renewed. The identifiable intangible assets will be reviewed for impairment at least annually.

     Selected pro forma financial information assuming the acquisition had been consummated at the beginning of fiscal 2003 were as follows:

                                                                             Three Months Ended May 31
                                                                          2004                    2003
     (Amounts in millions except per share data)                         Pro Forma               Pro Forma
     ---------------------------------------------------------------------------------------------------------------
     Net sales and operating revenues...........................          $2,145.9                 $2,021.8
     Net loss from continuing operations........................       $       6.6               $     28.9
     Net loss per share from continuing
       operations...............................................       $      0.03               $     0.14
     Net loss...................................................       $       7.4               $     47.5
     Net loss per share.........................................       $       0.4               $     0.23

     On April 5, 2004, RadioShack filed suit against InterTAN in Tarrant County, Texas, and amended that suit on April 27, 2004. InterTAN disputes the various termination scenarios alleged by RadioShack and is vigorously defending against those claims. On May 11, 2004, InterTAN asserted a counterclaim seeking a declaration under U.S. federal trademark law that the use of the RadioShack marks is proper. Circuit City was added as a necessary party to that litigation and removed the matter to Federal Court in the Northern District of Texas. On May 12, 2004, Circuit City filed its own suit in Federal Court in the Northern District of Texas seeking a declaration under U.S. federal trademark law that the use of the marks in Canada is proper. InterTAN has cross-claimed against RadioShack based on federal trademark law and remedies for business disparagement.

     Circuit City believes that RadioShack is not entitled to early termination of the agreements and that InterTAN has substantial defenses to the RadioShack claims. Circuit City intends to vigorously pursue its claims and defend the claims in the RadioShack litigation. Circuit City believes that this litigation will not have a material adverse effect on the company's financial condition or results of operations.

4.   Finance Income

     Finance income includes the results from the company's private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation to Bank One, through May 25, 2004, the date the company completed the sale of its private-label finance operation.

     For the three-months ended May 31, 2004 and 2003, the components of pretax finance income were as follows:

                                                                       Three Months Ended
                                                                             May 31
     (Amounts in millions)                                            2004            2003
     -----------------------------------------------------------------------------------------
     Securitization income......................................      $28.1          $ 28.4
     Less: Payroll and fringe benefit expenses..................        7.6             8.0
             Other direct expenses..............................       14.9            12.4
                                                                  ----------------------------
     Finance income.............................................     $  5.6          $  8.0
                                                                  ============================

     Securitization income primarily is comprised of the gain on the sale of receivables generated by the company's private-label finance operation, income from retained interests in the credit card receivables and income related to servicing the receivables, as well as the impact of increases or decreases in the fair value of the retained interests. Finance income does not include any allocation of indirect costs or income. The company presents information on the performance of its finance operation on a direct basis to avoid making arbitrary decisions regarding the periodic indirect benefits or costs that could be attributed to this operation. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll, as well as retail store expenses.

5.   Stock-Based Compensation

     Effective December 1, 2003, the company adopted the fair value based method of accounting for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption of this standard was applied using the retroactive restatement method as defined in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The table below sets forth the effect of the retroactive restatement for adoption of SFAS No. 123 and the presentation of results from the bankcard finance operation as results from discontinued operation.

<
                                                                                     Three Months Ended
     (Amounts in thousands except per share data)                                       May 31, 2003
     Net loss fromcontinuing operations:
       Previously reported.......................................................           $43,924
       Restated for bankcard operation sale......................................           $25,317
       Restated for bankcard operation sale and adoption of
           SFAS No. 123..........................................................           $28,089

     Net loss per share from continuing operations:
       Basic:
           Previously reported...................................................           $  0.21
           Restated for bankcard operation sale..................................           $  0.12
           Restated for bankdcard operation sale and adoption of
               SFAS No. 123......................................................           $  0.14

       Diluted:
           Previously reported...................................................           $  0.21
           Restated for bankcard operation sale..................................           $  0.12
           Restated for bankcard operation sale and adoption of
               SFAS No. 123......................................................           $  0.14

     The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                                Three Months Ended
                                                                     May 31
                                                            2004              2003
-------------------------------------------------------------------------------------
     Expected dividend yield...........................      0.6%            1.2%
     Expected stock volatility.........................       65%              76%
     Risk-free interest rates..........................        4%               3%
     Expected lives (in years).........................        5                5


     Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted was $6 per share during the quarter ended May 31, 2004, and $3 per share during the quarter ended May 31, 2003.

6.   Comprehensive Loss

     The components of the company's comprehensive loss consist of the net loss and other comprehensive income. Other comprehensive income includes foreign currency translation adjustments and is recorded net of deferred income taxes directly to stockholders' equity.

     The components of comprehensive loss, net of taxes, were as follows:

                                                                 Three Months Ended
                                                                       May 31
     (Amounts in millions)                                      2004            2003
     -----------------------------------------------------------------------------------
     Net loss.............................................      $(5.9)         $(46.7)
     Foreign currency translation.........................        3.3                 -
                                                            ---------------------------
     Comprehensive loss...................................     $ (2.6)         $(46.7)
                                                             =========================

7.   Income Taxes

     The effective income tax rate applicable to results from continuing operations was 36.6 percent for the three months ended May 31, 2004, compared with 39.9 percent for the three months ended May 31, 2003. The decrease reflects lower estimated state and local income taxes.

8.   Net Loss Per Share

     For the three months ended May 31, 2004 and 2003, no options or restricted stock were included in the calculation of diluted net loss per share because the company reported a loss from continuing operations. Options to purchase 17.3 million shares of common stock with exercise prices ranging from $3.10 to $27.21 and restricted stock amounting to 2.5 million shares were outstanding at May 31, 2004. Options to purchase 19.1 million shares of common stock with exercise prices ranging from $5.61 to $27.21 per share and restricted stock amounting to 2.6 million shares were outstanding at May 31, 2003.

9.   Restricted Cash

     Cash and cash equivalents held by the company's regulated subsidiaries and not available for general corporate purposes were $26.1 million at May 31, 2004, and $61.6 million at February 29, 2004. The sale of the private-label finance operation eliminated the company's obligation to restrict cash for settlement obligations. The company is in the process of settling the remaining liquidity restrictions on cash as part of the liquidation of First North American National Bank, the company's wholly owned national bank subsidiary.

10.  Common Stock Repurchased

     In January 2003, the company's board of directors authorized the repurchase of up to $200 million of common stock. During the three months ended May 31, 2004, the company repurchased and retired approximately 5.8 million shares at a cost of $71.1 million. As of May 31, 2004, the company had repurchased and retired approximately 15.0 million shares of common stock at a cost of $155.4 million. Based on the market value of the common stock at May 31, 2004, the remaining $44.6 million then authorized would allow the company to repurchase up to approximately 2 percent of the 199.3 million shares then outstanding. In June 2004, the board authorized a $200 million increase in the company's stock repurchase authorization. Based on the market value of the common stock at May 31, 2004, the $244.6 million that remains authorized would allow the company to repurchase up to approximately 10 percent of the 199.3 million shares outstanding on May 31, 2004.

11.  Pension Plans

     The company provides a noncontributory defined benefit pension plan to eligible employees. Plan benefits generally are based on years of service and average compensation. The company also has an unfunded nonqualified benefit restoration plan.

     The components of the net pension expense for the plans were as follows:

                                                                               Three Months Ended
                                                                                     May 31
     (Amounts in thousands)                                                2004                    2003
     ----------------------------------------------------------------------------------------------------
     Service cost...............................................         $   3,817              $   3,968
     Interest cost..............................................             3,906                  3,316
     Expected return on plan assets.............................            (4,101)                (3,630)
     Amortization of prior service cost.........................               119                    119
     Amortization of recognized actuarial loss..................             1,255                    818
                                                                   --------------------------------------
     Net pension expense........................................         $   4,996              $   4,591
                                                                   ======================================

     Circuit City made no pension plan contributions during the first quarter of fiscal 2005. The company expects to make any necessary contributions to the defined benefit pension plan to meet ERISA minimum funding standards and any additional contributions as needed to ensure that the fair value of plan assets at February 28, 2005, exceeds the accumulated benefit obligation. The company does not currently expect to make a contribution in fiscal 2005. In addition, the company's expected contribution for the restoration plan is equal to the expected benefit payments for the plan, which was $463,000 as of February 29, 2004.

12.  Segment Information

     The company has identified three reportable segments: its domestic retail operation, international retail operation and finance operation. The company identified these segments based on its management reporting structure and the nature of the products and services offered by each segment. The domestic retail operation segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers and entertainment software in the United States. The international retail operation segment is primarily engaged in the business of selling private-label and internationally branded consumer electronics products in Canada. Total sales for the international retail segment for the first quarter include $21.7 million generated by InterTAN from the date of the acquisition on May 12, 2004, to the quarter end on May 31, 2004. The finance operation issued and serviced private-label credit cards prior to the sale of the operation. The company completed the sale of its private-label finance operation, comprised of its private-label and Visa credit card programs, to Bank One on May 25, 2004. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation to Bank One Corporation, are included in finance income. See Note 4 for additional discussion of finance income. The company and Bank One have entered into an ongoing arrangement under which Bank One is offering private-label and co-branded credit cards to new and existing customers of the company and providing credit card services to all cardholders. After the sale date, the earnings contribution from that arrangement has been included in net sales and operating revenues on the consolidated statements of operations and is included in the domestic retail segment. This contribution was immaterial in this fiscal year's first quarter.

     The company allocates substantially all depreciation and amortization and interest expense within the domestic and international retail operation segments. The accounting policies for all of the company's segments are the same as those set forth in Note 2 to the company's audited consolidated financial statements incorporated by reference in the company's fiscal 2004 Annual Report on Form 10-K.

     Revenue by reportable segment and the reconciliation to the consolidated statements of operations were as follows:

                                                                      Three Months Ended
                                                                             May 31
     (Amounts in millions)                                            2004           2003
     ----------------------------------------------------------------------------------------
     Domestic retail operation.................................     $2,044.9      $  1,933.3
     International retail operation............................         21.7                -
     Finance operation.........................................         28.1            28.4
                                                                 ---------------------------
     Total revenue.............................................      2,094.7         1,961.7
     Less:  securitization income*.............................         28.1            28.4
                                                                 ----------------------------
     Net sales and operating revenues .........................     $2,066.6      $  1,933.3
                                                                 ===========================

     *Securitization income is included in finance income, which is reported separately from net sales and operating revenues on the statements of operations.


     The loss from  continuing  operations  before  income  taxes by  reportable segment and the reconciliation to the consolidated statements of operations was as follows:
                                                                     Three Months Ended
                                                                           May 31
     (Amounts in millions)                                            2004           2003
     ----------------------------------------------------------------------------------------
     Domestic retail operation.................................  $   (14.5)       $    (54.7)
     International retail operation............................        0.6                 -
     Finance operation*........................................        5.6               8.0
                                                                 --------------------------
     Loss from continuing operations before income
         taxes.................................................  $    (8.3)       $    (46.7)
                                                                 ===========================

     *Results from the finance  operation do not include certain indirect costs.
     See Note 5 to the consolidated financial statements in this report for a discussion of the indirect costs excluded.


     Total  assets  by  reportable   segment  and  the   reconciliation  to  the
     consolidated balance sheets were as follows:

                                                                   At May 31         At February 29
     (Amounts in millions)                                            2004                 2004
     --------------------------------------------------------------------------------------------------
     Domestic retail operation................................      $3,190.0              $3,031.7
     International retail operation...........................         385.0                     -
     Finance operation........................................          74.0                 601.3
     Discontinued operation...................................           5.1                     -
                                                                  --------------------------------
     Total assets.............................................      $3,654.1              $3,633.0
                                                                    ==============================

     Goodwill and intangible assets by reportable segment were as follows:

                                                                    At May 31          At February 29
     (Amounts in millions)                                            2004                 2004
     --------------------------------------------------------------------------------------------------
     Domestic retail operation................................      $    5.4              $   -
     International retail operation...........................         213.4                  -
     Finance operation........................................             -                  -
                                                                  -------------------------------------
     Total goodwill and intangible assets.....................        $218.8              $   -
                                                                  =====================================

13.  Supplemental Consolidated Statement of Cash Flows Information

     The following table summarizes non-cash investing and financing activities for the three months ended May 31, 2004.

                                                                                    Three Months Ended
     (Amounts in thousands)                                                            May 31, 2004
     -----------------------------------------------------------------------------------------------------
     Supplemental schedule of non-cash investing and financing
       activities:
       Capital lease obligation..................................................      $     2,754
                                                                                  ========================

      Acquisition of InterTAN:
           Fair value of assets acquired:
                  Cash and cash equivalents.....................................       $    30,615
                  Merchandise inventory.........................................            92,960
                  Property and equipment, net...................................            42,614
                  Goodwill and other intangible assets..........................           210,057
                  Other assets..................................................             8,684
                                                                                  ------------------------
                  Total fair value of assets acquired...........................           384,930

           Less: Liablities assumed.............................................            88,709
                 Cash acquired..................................................            30,615
                                                                                  ------------------------
           Acquistion of InterTAN, net of cash acquired.........................          $265,606
                                                                                  ========================

       Acquisition of MusicNow:
           Fair value of assets acquired........................................       $     7,622
           Less: Liabilities assumed............................................             1,274
                                                                                  ------------------------
           Acquistion of MusicNow...............................................       $     6,348
                                                                                  ========================

14.  Foreign Currency Translation

     The local currency of InterTAN, the Canadian dollar, is its functional currency. For reporting purposes, assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, income and expense items are translated using monthly average exchange rates. The effects of exchange rate changes on net assets of InterTAN are recorded in equity as part of accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in the operations of each period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 12, 2004, we acquired a controlling interest in InterTAN, Inc. for cash consideration of 265.6 million, which includes transaction costs and is net of cash acquired of $30.6 million. InterTAN is a leading consumer electronics retailer of both private-label and internationally branded products with headquarters in Barrie, Ontario, Canada. In addition to enabling us to accelerate the offering of private-label merchandise to our customers, the acquisition of InterTAN gives us our first presence in the Canadian market. Total sales for the first quarter include sales of $21.7 million generated by InterTAN from the date of the acquisition on May 12, 2004, to the quarter end on May 31, 2004. InterTAN did not have a material impact on the net loss from continuing operations for the first quarter of the current fiscal year.

On May 25, 2004, we completed the sale of our private-label finance operation, comprised of our private-label and co-branded Visa credit card programs, to Bank One Corporation. Results from the private-label finance operation, including transition and transaction cost of approximately $6 million related to the sale of the operation to Bank One, are included in finance income. We also entered into a Consumer Credit Card Program Agreement with Bank One under which Bank One is offering private-label and co-branded credit cards to new and existing customers. As part of the program agreement, we plan to jointly develop and introduce new features, products and services to drive additional sales. We are compensated under the program primarily based on the number of new accounts opened. Bank One is obligated to offer special promotional financing terms to our customers. We determine the frequency, volume and, subject to certain limits, the terms of these promotions. Bank One is compensated for these promotions in accordance with a negotiated fee schedule. The program agreement has an initial seven-year term with automatic three-year renewals. The agreement has customary representations, warranties, covenants, events of default and termination rights for an agreement of this type. After the sale date, the earnings contribution from the program agreement has been included in net sales and operating revenues on the consolidated statements of operations, but was immaterial in this fiscal year's first quarter. See Note 4 and Note 12 to the consolidated financial statements in this report for additional discussion concerning the sale of the private-label finance operation.

On November 18, 2003, we completed the sale of our bankcard finance operation, which included Visa and MasterCard credit card receivables and related cash reserves. Results from the bankcard finance operation are presented as results from discontinued operation. See Note 2 to the consolidated financial statements in this report for additional discussion concerning the sale of the bankcard finance operation.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies under Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference in our fiscal 2004 Annual Report on Form 10-K. These policies relate to the calculation of the value of retained interests in securitization transactions, the calculation of the liability for lease termination costs, accounting for pension plans, accounting for stock-based compensation expense and accounting for cash consideration received from vendors.

During the first quarter of fiscal 2005, we recognized goodwill and other intangible assets related to our acquisition of InterTAN. We have added the following critical accounting policy.

Accounting for Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead evaluated for impairment on an annual basis, or more frequently if certain events or circumstances exist. We will evaluate the goodwill balance in the last quarter of the fiscal year. Through the impairment test, goodwill, other intangible assets, and tangible assets and liabilities are divided among reporting units. If the fair value of those reporting units is less than the carrying value, then the implied fair value of the goodwill of the reporting unit must be compared to the carrying value of that goodwill. In the instance that the fair value of the goodwill is less than the carrying value, goodwill is deemed to be impaired and an impairment loss, equal to the excess of the fair value over the carrying value, must be recorded.

The performance of the goodwill impairment test is subject to significant judgement in determining the fair value of reporting units, due to the estimation of future cash flows, discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and/or goodwill impairment of each reporting unit.

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

Discussion of our results of operations includes InterTAN results unless otherwise noted.

Net Sales and Operating Revenues

Total sales for the first quarter of fiscal 2005 increased 6.9 percent to $2.07 billion from $1.93 billion in last fiscal year's first quarter. Comparable store merchandise sales increased 6.4 percent for the first quarter of fiscal 2005. A store is included in comparable store merchandise sales after the store has been open for a full year. Relocated stores are included immediately in the comparable store base. InterTAN stores open at the date of acquisition will be included in the comparable store base beginning in June 2005.

The first quarter comparable store sales increase in part reflects the soft performance in last year's first quarter, when we produced our weakest comparable store sales performance of that year. Year-over-year improvements in the average ticket size and the close ratio, despite relatively unchanged levels of traffic, demonstrate the increased focus on execution in our stores. We also continued to generate strong growth in Web-originated sales.

The percent of merchandise sales represented by each major product category for the three months ended May 31, 2004 and 2003 was as follows:

                                                           Three Months Ended
                                                               May 31
                                                       2004              2003
------------------------------------------------------------------------------
Video.............................................      42%              40%
Audio.............................................      13               14
Information technology............................      33               33
Entertainment.....................................      12               13
                                                      ------------------------
Total.............................................     100%            100%
                                                       ======================

In the video category, we produced an upper-single-digit comparable store sales increase, driven by sales of new-technology televisions. Video category sales reflect double-digit growth in digital televisions and triple-digit growth in plasma and LCD televisions. Double-digit comparable store sales growth in DVD players and in digital imaging products further contributed to the category's comparable store sales increase. A double-digit decline in tube television sales and a slight decline in camcorder sales partly offset the growth in other video products.

A low-single-digit comparable store sales increase for the audio category includes single-digit comparable store sales growth in mobile audio products and double-digit comparable store sales growth in portable audio, but double-digit sales declines in home audio.

In the information technology category, we generated an upper-single-digit comparable store sales increase led by double-digit comparable store sales growth in personal computer hardware. Double-digit comparable store sales growth in notebooks and monitors and single-digit growth in desktop computers was partly offset by double-digit comparable store sales declines in printers.

In the entertainment category, we produced a low-single-digit comparable store sales increase that included double-digit comparable store sales growth in video software and single-digit sales growth in music software. Growth in these categories was partly offset by double-digit declines in game software and hardware sales.

Our domestic retail operation sells extended warranty programs on behalf of unrelated third parties that are the primary obligors. For our domestic retail operation segment, the total extended warranty revenue included in total sales was $77.2 million, or 3.8 percent of domestic retail sales, in the first quarter of fiscal 2005, compared with $72.4 million, or 3.7 percent of sales, in last fiscal year's first quarter.

The following table provides the numbers of our domestic retail segment units:

                                                         May 31, 2004        Feb. 29, 2004         May 31, 2003
---------------------------------------------------------------------------------------------------------------
Superstores.......................................            602                 599                   611
Mall-based stores.................................              5                   5                    15
                                                      ----------------------------------------------------------
Total domestic retail segment units...............            607                 604                   626
                                                      ==========================================================

In fiscal 2005, we expect to open 60 to 70 Superstores in our domestic retail operation segment, approximately half of which will be new locations and half of which will be relocations. In the first quarter of fiscal 2005, we opened two new Superstores and opened one Superstore that was a replacement for a Superstore we closed in late fiscal 2004.

The following table provides the numbers of our international retail segment units:

                                                         May 31, 2004
---------------------------------------------------------------------
Company-operated stores...........................            509
Dealer outlets....................................            379
Rogers Wireless stores............................             84
Battery Plus stores...............................             30
                                                      -----------------
Total international retail segment units..........          1,002
                                                      =================

InterTAN's  company  operated stores operate under the trade name  "RadioShack."
Dealer outlets are independent retail businesses which operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by InterTAN company stores. Rogers Wireless stores are dedicated primarily to the sale of wireless services, including related hardware, offered by Rogers Wireless, Inc. Battery Plus stores retail batteries and other specialty consumer electronics products.

Cost of Sales, Buying and Warehousing

The gross profit margin was 23.2 percent of sales in both the first quarter of fiscal 2005 and the first quarter of fiscal 2004. Increased efficiency in our product service organization and the inclusion of InterTAN drove improvements in the gross profit margin, but these improvements were offset by promotional pricing in a number of categories. The inclusion of InterTAN results from May 12 to May 31 contributed 18 basis points to this year's first quarter gross profit margin.

Finance Income

We completed the sale of our private-label  finance operation,  comprised of our private-label  and co-branded Visa credit card programs,  to Bank One on May 25,
2004.  Results from the private-label  finance operation through the date of the sale,  including  transition and transaction  costs of  approximately $6 million related  to the sale of the  operation  to Bank One,  are  included  in  finance income. See Note 1, Note 4 and Note 12 to the consolidated  financial statements
in  this  report  for   additional   discussion   concerning  the  sale  of  our
private-label finance operation.

For the three months ended May 31, 2004 and 2003, the components of pretax finance income were as follows:

                                                                       Three Months Ended
                                                                             May 31
(Amounts in millions)                                                 2004            2003
----------------------------------------------------------------------------------------------
Securitization income...........................................      $28.1          $ 28.4
Less: Payroll and fringe benefit expenses.......................        7.6             8.0
        Other direct expenses...................................       14.9            12.4
                                                                  ----------------------------
Finance income..................................................     $  5.6          $  8.0
                                                                  ============================

Finance income is reduced by payroll, fringe benefits and other costs directly associated with the management and securitization of the private-label receivables. Payroll and fringe benefit expenses generally vary with the amount of serviced receivables. Other direct expenses include third-party data processing fees, rent, credit promotion expenses, Visa fees, transition and transaction costs related to the sale of the private-label finance operation and other operating expenses. Finance income does not include any allocation of indirect costs or income. Examples of indirect costs not included are corporate expenses such as human resources, administrative services, marketing, information systems, accounting, legal, treasury and executive payroll, as well as retail store expenses.

Selling, General and Administrative Expenses

                                                    Three Months Ended May 31
                                                 2004                  2003
                                                      % of                    % of
(Dollar amounts in millions)                   $      Sales          $        Sales
-------------------------------------------------------------------------------------
Store expenses..........................     $451.3   21.8%        $442.6     22.9%
General and administrative
     expenses...........................       35.9    1.8           36.1      1.9
Remodel expenses........................        0.1       -          11.4      0.6
Relocation expenses.....................        1.9    0.1            5.1      0.2
Pre-opening expenses....................        0.8       -           1.7      0.1
Interest income.........................       (2.1)  (0.1)          (2.4)    (0.1)
                                          ------------------------------------------
Total  .................................     $487.9   23.6%        $494.5     25.6%
                                          =========================================

The year-over-year 200-basis-point improvement was primarily driven by:
o    lower rent and  occupancy  costs as a percent of sales,  largely  resulting from the closure of 19 under-performing stores in February 2004 and leverage generated by comparable store sales growth;
o a reduction in relocation and remodel expense, which reflected a lower level of activity in this year's first quarter; and
o positive leverage in payroll costs for the stores as well as district and regional store operations.

The inclusion of InterTAN results in the consolidated results from May 12 to May 31 increased the expense ratio by 13 basis points. The increase in the dollar amount of store expenses largely reflects the inclusion of InterTAN expenses.

This year's first quarter expenses included $1.9 million of relocation costs associated with accelerated depreciation of assets related to planned future relocations. Expenses in last year's first quarter included $16.5 million of remodel and relocation costs, including costs related to the refixturing of nine Superstores, the relocation of three Superstores and the full remodel of one Superstore, as well as accelerated depreciation on assets to be taken out of service as a result of the store remodeling and relocation program.

We continue to anticipate that capital expenditures, net of sale-leasebacks and tenant improvement allowances, will total approximately $165 million in the current fiscal year and that expenses related to relocations and one remodel will total approximately $52 million in fiscal 2005. We incurred $1.9 million or approximately 4 percent of the anticipated remodel and relocation expenses in the first quarter and expect the remainder to be spread approximately evenly across the remaining three quarters of the fiscal year.

Interest Expense

Interest expense was $0.4 million for the three months ended May 31, 2004, and $1.0 million for the three months ended May 31, 2003. Interest expense for the first quarter of last fiscal year reflects interest paid as a result of completed audits of prior year income tax returns.

Income Taxes

The effective income tax rate applicable to results from continuing operations was 36.6 percent for the three months ended May 31, 2004, and 39.9 percent for the three months ended May 31, 2003. The decrease reflects lower estimated state and local income taxes. The estimated effective income tax rate applicable to results from continuing operations for the domestic retail operation segment for fiscal 2005 is expected to be 36.7 percent. The estimated effective income tax rate applicable to results from continuing operations for the international retail operation segment for fiscal 2005 is expected to be 38.5 percent. The consolidated effective income tax rate applicable to results from continuing operations will be the weighted average of all of our segments' rates.

Net Loss from Continuing Operations

The net loss from continuing operations was $5.2 million, or 3 cents per share, in the first quarter ended May 31, 2004, compared with $28.1 million, or 14 cents per share, in the first quarter of last fiscal year. The first quarter net loss from continuing operations includes after-tax transition and transaction costs of approximately $4 million related to the disposition of the private-label finance operation. InterTAN results did not have a material impact on the net loss from continuing operations.

Net Loss from Discontinued Operation

On November 18, 2003, we completed the sale of our bankcard finance operation to FleetBoston Financial. Results from the bankcard finance operation are presented as results from discontinued operation. The sale agreement included a transition services agreement under which employees of our finance operation continued to service the bankcard accounts until final conversion of the bankcard portfolio to FleetBoston, which occurred on April 2, 2004. Through that date, FleetBoston reimbursed us for operating costs incurred during the transition period. We incurred severance costs ratably through the final conversion date.

The after-tax loss from the discontinued bankcard finance operation totaled $0.7 million for the quarter ended May 31, 2004, and $18.6 million for the same period last fiscal year.

Operations Outlook

Our attention is focused on building value for shareholders by providing superior consumer electronics solutions to families. We remain focused on four basic areas: 1) driving store revenue growth, 2) growing Web-based revenues, 3) stabilizing gross margins and 4) bringing our overall cost and expense structure in line with our current level of revenues. We believe we have the right plan in place to combine profitable revenue growth with improved in-store execution, and we have the resources to execute that plan.

Growing store revenues requires a focused team effort among numerous functions including store operations, merchandising, Circuit City Direct, marketing, real estate and finance. An important component of driving sales growth is the ongoing store revitalization plan, which incorporates opening new locations in vibrant trade areas, relocating stores to better locations within existing trade areas and, to a lesser extent, improving the performance of existing stores through remodeling activities designed to improve the shopping experience. From the beginning of fiscal 2001 through May 31, 2004, 134 Superstores, or 22 percent of our 602 Superstores, had been newly constructed, relocated or fully remodeled to provide a contemporary shopping experience with easy product access and more powerful merchandising displays. We expect that ratio to reach approximately 30 percent by the end of this fiscal year. At the end of the first quarter, we had 27 relocated stores that have been open for more than six months. In their first full six months following grand opening, these 27 stores averaged sales changes that were approximately 27 percentage points better than the sales pace of the remainder of the store base during the same time periods and an internal rate of return of approximately 16 percent. We expect some movement in the sales lift and IRR statistics as we add new stores to what is a relatively small relocation base, but we continue to expect that over the long term, store relocations will produce attractive results. In fiscal 2005, we expect to open 60 to 70 Superstores, approximately half of which will be new locations and half of which will be relocations.

Our Circuit City Direct organization is focused on continuing to drive strong Web-originated sales growth. We have an aggressive plan that includes new merchandise offerings; improved Web site capabilities and functionality; new partnerships; the introduction of on-line credit applications and financing through Bank One; strengthening of integration and cross-marketing with our Superstores; and continual testing of new price and promotional strategies. In the fall, we expect to launch our redesigned Web site with many of these features. Our recent acquisition of the assets of MusicNow reflects our belief that there is a significant Internet-based opportunity to drive sales through the delivery of licensed content.

We have many ongoing activities throughout the company that we expect to benefit the gross profit margin, which may include
o expanding our own-brand product assortments as we head into the holiday season, especially through integrating InterTAN's products;
o reducing the cost of acquisition of products through increased competition among vendors in certain product areas;
o    examining   the  balance  of  products   within  each   product   category,
     particularly between price points and across vendors;
o    rationalizing the number of items offered in low-volume stores;
o    expanding the use of markdown optimization tools;
o    improving inventory forecasting; and
o    focusing on selling attachments and services.

We were pleased with the year-over-year improvement in our selling, general and administrative expenses as a percentage of sales for the quarter. During fiscal 2004, we implemented improvements such as consolidating districts, regions and divisions; centralizing indirect procurement; rightsizing corporate missions; and closing under-performing stores. We continue to believe that reducing our expense structure is an integral component of building a new Circuit City and will continue to focus on driving additional expense reductions.

FINANCIAL CONDITION

Liquidity and Capital Resources

At May 31, 2004, we had cash and cash equivalents of $990.6 million, compared with $783.5 million at February 29, 2004. The higher cash balance primarily reflects the net cash proceeds of $472.7 million from the sale of the private-label finance operation partly offset by acquisition costs for InterTAN of $265.6 million, net of cash acquired. During the first quarter of fiscal 2005, we also used $71.1 million of cash to repurchase common stock under the company's stock buyback authorization.

At May 31, 2003, we had cash and cash equivalents of $615.6 million. The year-over-year change in the cash balance largely reflects the net cash proceeds of $472.7 million from the sale of the private-label finance operation and the net cash proceeds of $282 million from the sale of the bankcard finance operation, partly offset by acquisition costs for InterTAN of $265.6 million, net of cash acquired. Since the end of the first quarter of fiscal 2004 through May 31, 2004, we also used $141.5 million of cash to repurchase common stock under the company's stock buyback authorization.

Operating Activities. In the three months ended May 31, 2004, net cash provided by operating activities was $105.5 million, compared with net cash used in operating activities of $154.0 million in the three months ended May 31, 2003. The increase in net cash provided by operating activities is primarily due to changes in retained interests in securitized receivables; accounts payable; and accrued expenses and other current liabilities, and accrued income taxes. The change in merchandise inventory is consistent with the prior year change due to the seasonal nature of our business.

Retained interests in securitized receivables decreased by $32.9 million in the first three months of fiscal 2005, compared with an increase of $115.6 million in the first three months of last fiscal year. The current year decrease relates to the sale of the private-label finance operation. The prior year increase reflects the completion of a $500 million private-label credit card securitization transaction to replace a maturing term securitization.

Accounts payable increased by $70.5 million in the first three months of fiscal 2005, compared with a decrease of $63.3 million in the first three months of last fiscal year. The $133.8 million difference primarily relates to slowed purchasing activity in the last two months of fiscal 2004 to correct our inventory levels following lower-than-anticipated December 2003 sales.

Accrued expenses and other current liabilities and accrued income taxes decreased by $4.7 million in the first three months of fiscal 2005, compared with a decrease of $43.6 million in the first three months of last fiscal year. The $38.9 million difference primarily reflects the impact of accrued income taxes related to the sale of our private-label finance operation.

Investing Activities. For the three months ended May 31, 2004, net cash provided by investing activities was $176.7 million compared with net cash used in investing activities of $20.6 million for the three months ended May 31, 2003. The increase in net cash provided by investing activities is primarily due to net cash proceeds of $472.7 million from the sale of the private-label finance operation offset by net acquisition costs for InterTAN of $265.6 million.

Financing Activities. For the three months ended May 31, 2004, net cash used in financing activities was $69.3 million, compared with net cash used in financing activities of $17.2 million for the three months ended May 31, 2003. The change primarily reflects $71.1 million used to repurchase common stock during the first quarter of this fiscal year compared with $13.9 million used during the same period last fiscal year. Based on the market value of the common stock at May 31, 2004, the then remaining $44.6 million of the original $200 million authorization would allow for the repurchase of up to approximately 2 percent of the 199.3 million shares then outstanding. In June 2004, the board authorized a $200 million increase in the company's stock repurchase authorization. Based on the market value of the common stock at May 31, 2004, the $244.6 million that remains authorized would allow for the repurchase of up to approximately 10 percent of the 199.3 million shares outstanding on May 31, 2004.

We have a $500 million revolving credit facility secured by inventory. At May 31, 2004, there were no short-term borrowings on this facility. At May 31, 2004, outstanding letters of credit related to this facility were $64.8 million, leaving $435.2 million available for borrowing. We were in compliance with all covenants under this facility at May 31, 2004.

We expect that available cash resources, credit facilities, sale-leaseback transactions, landlord reimbursements and cash generated by operations will be sufficient to fund capital expenditures and working capital for the foreseeable future.

FORWARD-LOOKING STATEMENTS

The provisions of the Private Securities Litigation Reform Act of 1995 provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. We wish to take advantage of the "safe harbor" provisions of the Act. Our statements that are not historical facts, including statements about management's expectations for fiscal 2005 and beyond, are forward-looking statements and involve various risks and uncertainties.

Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. The retail industry, and the specialty retail industry in particular, are dynamic by nature and have undergone significant changes in recent years. Our ability to anticipate and successfully respond to the continuing challenges of our industry is key to achieving our expectations. Important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements include

o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from competitors using either similar or alternative methods or channels of distribution such as online and telephone shopping services and mail order;
o changes in general economic conditions including, but not limited to, consumer credit availability, consumer credit delinquency and default rates, interest rates, inflation, personal discretionary spending levels, trends in consumer retail spending, both in general and in our product categories, and consumer sentiment about the economy in general;
o the presence or absence of, or consumer acceptance of, new products or product features in the merchandise categories we sell and changes in our merchandise sales mix;
o    significant changes in retail prices for products we sell;
o changes in availability or cost of financing for working capital and capital expenditures, including financing to support development of our business;
o    lack of availability or access to sources of inventory;
o    inability to liquidate excess inventory should excess inventory develop;
o failure to successfully implement sales and profitability improvement programs for our Circuit City Superstores, including our remodeling and relocation plan;
o consumer reaction to new store locations and changes in our store design and merchandise;
o the timing and amount of any adjustments affecting the transaction costs, severance costs or post-closing adjustments to income that may be required as a result of the sale of the private-label finance operation;
o our ability and the ability of Bank One to successfully integrate our retail business with the credit card program being offered by Bank One;
o future levels of sales activity and the acceptance of the Bank One credit program by consumers on an ongoing basis;
o our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;
o changes in production or distribution costs or costs of materials for our advertising;
o availability of appropriate real estate locations for relocations and new stores;
o    successful implementation of our customer service initiatives;
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to us or our competitors, the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws;
o our ability to integrate and operate InterTAN successfully and to realize the anticipated benefits of the transaction, including successfully introducing InterTAN's products in our Superstores and realizing inventory purchasing synergies;
o    reduced investment returns in our pension plan;
o    changes in our anticipated cash flow;
o adverse results in significant litigation matters, including the outcome and impact on InterTAN of litigation instituted by RadioShack Corporation to terminate InterTAN's right to use the RadioShack(R) name in Canada and related rights to purchase merchandise through RadioShack;
o currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies; and
o    the regulatory and trade environment in the U.S. and Canada.

We believe our forward-looking statements are reasonable; however, undue reliance should not be placed on forward-looking statements, which are based on current expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


As a result of the acquisition of InterTAN, we are exposed to market risk from potential changes in the U.S./Canadian currency exchange rates as they relate to inventory purchases and the translation of InterTAN's financial results.

Inventory Purchases

A portion of InterTAN's purchases were from vendors requiring payment in U.S. dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN's management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors. At May 31, 2004, the exchange risk was not being managed through the use of forward exchange contracts. At May 31, 2004, U.S. dollar purchase orders totaled approximately $30.0 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $3.0 million. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product-pricing action, where appropriate.

Translation of Financial Results

Fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results due to the acquisition of InterTAN. We do not hedge against the possible impact of this risk. A 10 percent adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the company's management, including the chief executive officer and chief financial officer, the company has evaluated the effectiveness of its "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective. There were no changes in the company's internal control over financial reporting in the quarter ended May 31, 2004, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 31, 2004, Circuit City announced a public tender offer to purchase the stock of InterTAN. Circuit City completed the acquisition and InterTAN became a wholly owned subsidiary of Circuit City on May 19, 2004. Among other things, InterTAN operates retail consumer electronics outlets under the RadioShack(R) name in Canada under a licensing agreement with a subsidiary of RadioShack Corporation. InterTAN also operates under two other agreements with RadioShack and its subsidiaries ("RadioShack"): a merchandising agreement and an advertising agreement.

After the March 31, 2004 announcement, RadioShack asserted early termination of all three agreements under a variety of theories and on a variety of proposed termination dates. RadioShack asserts that InterTAN failed to pay an annual fee in material breach of the advertising agreement and, alternatively, that a "without cause" termination of the advertising agreement triggers termination of the other agreements.

On April 5, 2004, RadioShack filed suit against InterTAN in Tarrant County, Texas, and amended that suit on April 27, 2004. InterTAN disputes the various termination scenarios alleged by RadioShack and is vigorously defending against those claims. On May 11, 2004, InterTAN asserted a counterclaim seeking a declaration under U.S. federal trademark law that the use of the RadioShack marks is proper. Circuit City was added as a necessary party to that litigation and removed the matter to Federal Court in the Northern District of Texas. On May 12, 2004, Circuit City filed its own suit in Federal Court in the Northern District of Texas seeking a declaration under U.S. federal trademark law that the use of the marks in Canada is proper. InterTAN has cross-claimed against RadioShack based on federal trademark law and remedies for business disparagement.

Circuit City believes that RadioShack is not entitled to early termination of the agreements and that InterTAN has substantial defenses to the RadioShack claims. Circuit City intends to vigorously pursue its claims and defend the claims in the RadioShack litigation. Circuit City believes that this litigation will not have a material adverse effect on the company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended May 31, 2004:

                                                                                                                    Maximum Dollar
                                                                                                  Total Number         Value of
                                                                                                    of Shares         Shares that
                                                                                    Average        Purchased as        May Yet Be
                                                           Total Number             Price        Part of Publicly       Purchased
                                                            of Shares               Paid             Announced          Under the
(Amounts in millions except per share data)                Purchased (1)          per Share           Program           Program (2)
-----------------------------------------------------------------------------------------------------------------------------------
March 1 - March 31, 2004............................                -             $      -                 -               $115.6
April 1 - April 30, 2004............................             4.0               $12.37                4.0             $   66.4
May 1 - May 31, 2004................................             1.8               $12.10                1.8             $   44.6
                                                        ------------------                       ------------------
Total Fiscal 2005 First Quarter.....................             5.8               $12.29                5.8
                                                        ==================                       ==================

(1) In addition to shares purchased as part of a publicly announced program, includes 17,422 shares(1) that represent shares purchased in open-market transactions by two officers of the company who may be considered "affiliated purchasers" as defined in Rule 10b-18(c)(3) and shares delivered to the company to pay the exercise price under stock options or to satisfy tax withholding obligations upon the exercise of stock options or vesting of restricted stock.

(2) In January 2003, the company announced that the board of directors authorized the repurchase of up to $200 million of common stock. In June 2004, the company announced a $200 million increase in the company's stock repurchase authorization, raising the total repurchase capacity to $400 million. There is no expiration date under either authorization.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

      3.1 Amended and Restated Articles of Incorporation of the company, effective February 3,1997, as amended through October 1, 2002, filed as Exhibit 3(i) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

      3.2 Bylaws of the company, as amended and restated June 17, 2003, filed as Exhibit 3 (iii) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-5767), are expressly incorporated herein by this reference.

      4.1 Third Amended and Restated Rights Agreement dated as of October 1, 2002, between the company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 1 to the company's Form 8-A/A filed on October 1, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

      10.1 Employment agreement between the company and Brian E. Levy, filed herewith.*

      10.2 InterTAN, Inc. Amended and Restated 1996 Stock Option Plan, filed herewith.*

      31       Rule 13a-14(a)/15d-14(a) Certifications

               (i) Certification  of CEO under Rule  13a-14(a) of the Securities
                   Exchange Act of 1934

               (ii)Certification  of CFO under Rule  13a-14(a) of the Securities
                   Exchange Act of 1934

      32       Section 1350 Certifications

               (i) Certification of CEO under Section 906 of the  Sarbanes-Oxley
                   Act of 2002

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

               (i)  On March 4, 2004,  Circuit City Stores,  Inc.  announced its
                    fourth   quarter   and  fiscal   year  2004  sales  and  the
                    appointment of Rick Goings to the board of directors.

               (ii) On March 29, 2004,  Circuit City Stores,  Inc. announced its adoption of the fair value recognition provisions for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

               (iii)On March 31, 2004,  Circuit City Stores,  Inc. announced its results for the fourth quarter and fiscal year ended February 29, 2004.

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


                                     CIRCUIT CITY STORES, INC.
                                     (Registrant)



                                     By:   /s/ W. Alan McCollough
                                           ------------------------------------
                                           W. Alan McCollough
                                           Chairman, President and
                                           Chief Executive Officer



                                     By:   /s/ Michael E. Foss
                                           ------------------------------------
                                           Michael E. Foss
                                           Senior Vice President and
                                           Chief Financial Officer



                                      By:   /s/ Philip J. Dunn
                                            -----------------------------------
                                            Philip J. Dunn
                                            Senior Vice President, Treasurer,
                                            Corporate Controller and
                                            Chief Accounting Officer




July 9, 2004

                                  EXHIBIT INDEX


3.1 Amended and Restated Articles of Incorporation of the company, effective February 3,1997, as amended through October 1, 2002, filed as Exhibit 3(i) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

3.2     Bylaws of the company,  as amended and restated June 17, 2003,  filed as
        Exhibit 3 (iii) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-5767), are expressly incorporated herein by this reference.

4.1 Third Amended and Restated Rights Agreement dated as of October 1, 2002, between he company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 1 to the company's Form 8-A/A filed on October 1, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

10.1 Employment agreement between the company and Brian E. Levy, file herewith.*

10.2 InterTAN, Inc. Amended and Restated 1996 Stock Option Plan, filed herewith.*

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