Form 10-Q
period 2004-08-31
CIRCUIT CITY STORES INC
filed 2004-10-12
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at September 30, 2004
   Common Stock, par value $0.50                           195,410,959


A Table of Contents is included on Page 2 and an Exhibit Index is included on Page 28.




                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                     No.

PART I.  FINANCIAL INFORMATION

                  Item 1.      Financial Statements:

                               Consolidated Statements of Operations -
                               Three Months and Six Months Ended August 31, 2004 and 2003                             3

                               Consolidated Balance Sheets -
                               August 31, 2004 and February 29, 2004                                                  4

                               Consolidated Statements of Cash Flows -
                               Six Months Ended August 31, 2004 and 2003                                              5

                               Notes to Consolidated Financial Statements                                             6

                  Item 2.      Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                                                             13

                  Item 3.      Quantitative and Qualitative Disclosures about Market Risk                            22

                  Item 4.      Controls and Procedures                                                               23

PART II.          OTHER INFORMATION

                  Item 1.      Legal Proceedings                                                                     23

                  Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                           24

                  Item 4.      Submission of Matters to a Vote of Security Holders                                   24

                  Item 6.      Exhibits                                                                              25

SIGNATURES                                                                                                           27

EXHIBIT INDEX                                                                                                        28

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Six Months Ended
                                                                      August 31                            August 31
                                                              2004               2003                2004             2003
                                                           ------------      ------------       ------------      -------------
Net sales and operating revenues                             $2,345,026      $   2,155,700        $4,411,614         $4,089,020
Cost of sales, buying and warehousing                         1,767,491          1,668,325         3,353,644          3,153,335
                                                           ------------      -------------      ------------      -------------
Gross profit                                                    577,535            487,375         1,057,970            935,685

Finance income                                                        -              8,769             5,564             16,787
Selling, general and administrative expenses                    586,177            544,591         1,074,122          1,039,133
Stock-based compensation expense                                  8,443             12,131            14,397             19,646
Interest expense                                                    799                303             1,149              1,310
                                                           ------------      -------------      ------------      -------------
Loss from continuing operations
     before income taxes                                        (17,884)           (60,881)          (26,134)          (107,617)
Income tax benefit                                               (6,468)           (21,570)           (9,484)           (40,217)
                                                           ------------      -------------      ------------      -------------
Net loss from continuing operations                             (11,416)           (39,311)          (16,650)           (67,400)
Net loss from discontinued operation                               (507)           (90,314)           (1,214)          (108,921)
                                                           ------------      -------------      ------------      -------------
Net loss                                                   $    (11,923)     $    (129,625)     $    (17,864)     $    (176,321)
                                                           ============      =============      ============      =============

Weighted average common shares:
    Basic                                                       195,350            206,177           197,390            206,003
                                                           ============      =============      ============      =============
    Diluted                                                     195,350            206,177           197,390            206,003
                                                           ============      =============      ============      =============
Net loss per share:

    Basic:
       Continuing operations                               $      (0.06)     $      (0.19)      $      (0.08)     $       (0.33)
       Discontinued operation                                         -             (0.44)             (0.01)             (0.53)
                                                           ------------      ------------       ------------      -------------
                                                           $      (0.06)     $      (0.63)      $      (0.09)     $       (0.86)
                                                           ============      ============       ============      =============
    Diluted:
       Continuing operations                               $      (0.06)     $      (0.19)      $      (0.08)     $       (0.33)
       Discontinued operation                                         -             (0.44)             (0.01)             (0.53)
                                                           ------------      ------------       ------------      -------------
                                                           $      (0.06)     $      (0.63)      $      (0.09)     $       (0.86)
                                                           ============      ============       ============      =============


    Cash dividends paid per share                          $     0.0175      $      0.0175      $     0.0350      $      0.0350
                                                           ============      =============      ============      =============

See accompanying notes to consolidated financial statements.



                   Circuit City Stores, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                         Aug. 31, 2004         Feb. 29, 2004
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $      953,808        $     783,471
Accounts receivable, net of allowance for doubtful accounts
     of $380 and $547                                                                           68,026              154,039
Retained interests in securitized receivables                                                        -              425,678
Merchandise inventory                                                                        1,636,993            1,517,256
Prepaid expenses and other current assets                                                       46,885               38,617
                                                                                        --------------        -------------

Total current assets                                                                         2,705,712            2,919,061

Property and equipment, net                                                                    640,322              585,903
Deferred income taxes                                                                           75,827               98,934
Goodwill                                                                                       208,316                    -
Other intangible assets                                                                         31,696                    -
Other assets                                                                                    19,995               29,102
                                                                                        --------------        -------------

TOTAL ASSETS                                                                                $3,681,868           $3,633,000
                                                                                            ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                            $1,090,658        $     879,635
Accrued expenses and other current liabilities                                                 174,697              131,512
Accrued income taxes                                                                            33,065               71,163
Deferred income taxes                                                                           25,650               90,210
Short-term debt                                                                                  3,850                    -
Current installments of long-term debt                                                          13,434                1,115
Liabilities of discontinued operation                                                                -                3,068
                                                                                        --------------        -------------

Total current liabilities                                                                    1,341,354            1,176,703

Long-term debt, excluding current installments                                                  11,979               22,691
Accrued straight-line rent                                                                     101,779               98,470
Other liabilities                                                                              127,018              111,175
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,582,130            1,409,039
                                                                                         -------------        -------------

Stockholders' equity:
Common stock, $0.50 par value;
     525,000,000 shares authorized; 195,183,368 shares
     issued and outstanding at August 31, 2004
     (203,899,395 at February 29, 2004)                                                         97,592              101,950
Capital in excess of par value                                                                 818,167              922,600
Retained earnings                                                                            1,174,472            1,199,411
Accumulated other comprehensive income                                                           9,507                    -
                                                                                        --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                                   2,099,738            2,223,961
                                                                                        --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $3,681,868           $3,633,000
                                                                                            ==========           ==========

See accompanying notes to consolidated financial statements.

                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Six Months Ended
                                                                                                      August 31
                                                                                             2004                  2003
                                                                                       ---------------        -------------
Operating Activities:
Net loss                                                                                 $    (17,864)            $(176,321)
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities of continuing operations:
    Net loss from discontinued operation                                                        1,214               108,921
    Depreciation and amortization                                                              72,304                97,719
    Stock option expense                                                                        9,796                12,247
    Amortization of restricted stock awards                                                     4,152                 6,808
    Loss (gain) on dispositions of property and equipment                                         895                   (14)
    Provision for deferred income taxes                                                       (64,371)              (13,604)
    Changes in operating assets and liabilities:
       Decrease in accounts receivable, net                                                    22,179                20,679
       Decrease (increase) in retained interests in securitized receivables                    32,867              (128,689)
       Increase in merchandise inventory                                                      (23,570)             (144,696)
       Increase in prepaid expenses and other current assets                                   (3,627)              (42,014)
       Decrease in other assets                                                                10,523                 3,775
       Increase in accounts payable                                                           186,474               223,179
       Decrease in accrued expenses and other current liabilities,
           and accrued income taxes                                                           (44,467)              (51,450)
       Increase in accrued straight-line rent and other liabilities                             2,822                 3,144
                                                                                         -------------         ------------
Net cash provided by (used in) operating activities of
    continuing operations                                                                     189,327               (80,316)
                                                                                         -------------         ------------
Investing Activities:
--------------------
Proceeds from the sale of the private-label finance operation                                 475,857                     -
Acquisitions, net of cash acquired of $30,615                                                (268,668)                    -
Purchases of property and equipment                                                          (116,291)              (85,698)
Proceeds from sales of property and equipment                                                  37,413                12,055
                                                                                         -------------         ------------
Net cash provided by (used in) investing activities of
    continuing operations                                                                     128,311               (73,643)
                                                                                          ------------         ------------
Financing Activities:
--------------------
Proceeds from short-term debt                                                                   3,790                     -
Principal payments on long-term debt                                                          (16,877)                 (668)
Repurchase and retirement of common stock                                                    (140,605)              (13,941)
Issuances of common stock, net                                                                 16,652                  (555)
Dividends paid                                                                                 (7,075)               (7,300)
                                                                                          ------------          ------------
Net cash used in financing activities of continuing operations                               (144,115)              (22,464)
                                                                                         -------------         ------------
Net cash used in discontinued bankcard finance operation                                       (4,282)              (75,175)
Effect of exchange rate changes on cash                                                         1,096                     -
                                                                                         -------------         ------------
Increase (decrease) in cash and cash equivalents                                              170,337              (251,598)
Cash and cash equivalents at beginning of year                                                783,471               884,670
                                                                                         -------------         ------------
Cash and cash equivalents at end of period                                               $    953,808         $     633,072
                                                                                         =============         ============

See accompanying notes to consolidated financial statements. See Note 13 for supplemental cash flow information.


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

     On May 12, 2004, the company acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed its acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. InterTAN is a leading consumer electronics retailer of both private-label and internationally branded products with headquarters in Barrie, Ontario, Canada. InterTAN operates retail consumer electronics outlets under the RadioShack(R) name in Canada under a licensing agreement with a subsidiary of RadioShack Corporation. In addition to enabling Circuit City to accelerate the offering of private-label merchandise to its customers, the acquisition of InterTAN gives Circuit City its first presence in the Canadian market. See Note 3 for additional discussion of the acquisition.

     On May 25, 2004, the company completed the sale of its private-label finance operation, comprised of its private-label and co-branded Visa credit card programs, to Chase Card Services, formerly Bank One
     Corporation. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income. The company also entered into a Consumer Credit Card Program Agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers of the company. The company is compensated under the program agreement primarily based on the number of new accounts opened. After the sale date, the earnings contribution from the program agreement has been included in net sales and operating revenues on the consolidated statement of operations. See Note 4 and Note 13 for additional discussion concerning the sale of the private-label finance operation.

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

     The after-tax loss from the discontinued bankcard finance operation totaled $0.5 million for the three months ended August 31, 2004, and $90.3 million for the same period last fiscal year. The after-tax loss from the discontinued bankcard finance operation totaled $1.2 million for the six months ended August 31,

     2004, and $108.9  million for the same period last fiscal year.  Cash flows
     related  to  the  discontinued   operation  have  been  segregated  on  the
     consolidated statements of cash flows.

3.   Acquisition

     On May 12, 2004, the company acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed its acquisition of 100 percent of the common stock of InterTAN. This acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Accordingly, the company recorded the net assets at their estimated fair values, and included operating results in the consolidated financial statements since May 12, 2004. The company allocated the purchase price to the assets and liabilities using available information. The purchase price allocation includes goodwill of $191.7 million and identifiable intangible assets of $28.0 million. Goodwill is not deductible for tax purposes. Under SFAS No. 142, "Goodwill and Intangible Assets," goodwill is not amortized, but is reviewed for impairment at least annually. The identifiable intangible assets consist of contract-based intangibles and will be amortized on a straight-line basis over their estimated useful lives, which range from 4.5 years to 20 years. The identifiable intangible assets will be reviewed for impairment at least annually. The company has elected the fourth quarter to complete its annual goodwill and identifiable intangible assets impairment test. See Note 9 and Note 13 for additional discussion of goodwill and other intangible assets.

     Selected historical and pro forma financial information assuming the acquisition had been consummated at the beginning of fiscal 2003 was as follows:

                                                                  Three Months Ended                   Six Months Ended
                                                                        August 31                          August 31
                                                                 2004             2003               2004            2003
     (Amounts in millions except per share data)                                Pro Forma          Pro Forma       Pro Forma
     ------------------------------------------------------------------------------------        ---------------------------
     Net sales and operating revenues.......................     $2,345.0        $2,256.4         $4,490.9         $4,278.2
     Net loss from continuing operations....................     $   11.4        $   39.7         $   16.4         $   69.0
     Net loss per share from continuing
       operations...........................................     $   0.06        $   0.19         $   0.08         $   0.34
     Net loss...............................................     $   11.9        $  130.0         $   17.6         $  177.9
     Net loss per share.....................................     $   0.06        $   0.63         $   0.09         $   0.86



     After Circuit City's March 31, 2004 announcement of its agreement to acquire InterTAN, RadioShack Corporation asserted early termination of its licensing and certain other agreements with InterTAN. On April 5, 2004, RadioShack filed suit against InterTAN in Tarrant County, Texas, and amended that suit on April 27, 2004. InterTAN disputes the various termination scenarios alleged by RadioShack and is vigorously defending against those claims. On May 11, 2004, InterTAN asserted a counterclaim seeking a declaration under U.S. federal trademark law that the use of the RadioShack marks is proper. Circuit City was added as a necessary party to that litigation and removed the matter to Federal Court in the Northern District of Texas. On May 12, 2004, Circuit City filed its own suit in Federal Court in the Northern District of Texas seeking a declaration under U.S. federal trademark law that the use of the marks in Canada is proper. InterTAN has cross-claimed against RadioShack based on federal trademark law and remedies for business disparagement.

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

4.   Finance Income

     Finance income includes the results from the company's private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation to Chase Card Services, through May 25, 2004, the date the company completed the sale.

     For the three and six months ended August 31, 2004 and 2003, the components of pretax finance income were as follows:


                                                                       Three Months Ended                   Six Months Ended
                                                                            August 31                           August 31
     (Amounts in millions)                                            2004            2003               2004            2003
     -------------------------------------------------------------------------------------              -----------------------
     Securitization income......................................     $  -             $29.2              $28.1            $57.6
     Less: Payroll and fringe benefit expenses..................        -               7.5                7.6             15.5
             Other direct expenses..............................        -              12.9               14.9             25.3
                                                                     ----------------------             -----------------------
     Finance income.............................................     $  -             $ 8.8              $ 5.6            $16.8
                                                                     ======================             =======================

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

5.   Stock-Based Compensation

     Effective December 1, 2003, the company adopted the fair value based method of accounting for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption of this standard was applied using the retroactive restatement method as defined in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table sets forth the effect of the retroactive restatement for adoption of SFAS No. 123 and the presentation of results from the bankcard finance operation as results from discontinued operation.


                                  Page 8 of 29



     (Amounts in thousands                                              Three Months Ended                Six Months Ended
     except per share data)                                               August 31, 2003                  August 31, 2003
     Net loss from continuing operations:
       Previously reported......................................             $124,245                            $168,169
       Restated for bankcard operation sale.....................             $ 33,931                            $ 59,248
                                                                                                                        -
       Restated for bankcard operation sale and
          adoption of SFAS No. 123..............................             $ 39,311                            $ 67,400

     Net loss per share from continuing operations:
       Basic:
          Previously reported...................................             $   0.60                            $   0.82
          Restated for bankcard operation sale..................             $   0.16                            $   0.29
          Restated for bankcard operation sale and
             adoption of SFAS No. 123...........................             $   0.19                            $   0.33

       Diluted:
          Previously reported...................................             $   0.60                            $   0.82
          Restated for bankcard operation sale..................             $   0.16                            $   0.29
          Restated for bankcard operation sale and
             adoption of SFAS No. 123...........................             $   0.19                            $   0.33


     The fair value of each stock option granted by the company is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions.


                                                               Three Months Ended                  Six Months Ended
                                                                    August 31                          August 31
                                                             2004             2003               2004             2003
     -------------------------------------------------------------------------------------      -----------------------
     Expected dividend yield..........................       0.6%            1.0%                0.6%             1.1%
     Expected stock volatility........................        65%             76%                 65%              76%
     Risk-free interest rates.........................         4%              2%                  4%               3%
     Expected lives (in years)........................         4               5                   4                5

     Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted was $6.43 per option for the three months ended August 31, 2004, and $6.38 per option for the six months ended August 31, 2004. The weighted average fair value of options granted was $4.21 per option for the three months ended August 31, 2003, and $3.58 per option for the six months ended August 31, 2003.

6.   Comprehensive Loss

     The components of the company's comprehensive loss consist of the net loss and other comprehensive income. Other comprehensive income is comprised of foreign currency translation adjustments and is recorded net of deferred income taxes directly to stockholders' equity.

     The components of comprehensive loss, net of taxes, were as follows:



                                                                       Three Months Ended                   Six Months Ended
                                                                            August 31                           August 31
     (Amounts in millions)                                            2004            2003                2004              2003
     ---------------------------------------------------------------------------------------            ------------------------
     Net loss...................................................     $(11.9)        $(129.6)             $(17.9)        $(176.3)
     Foreign currency translation...............................        6.2                -                9.5               -
                                                                   -------------------------            -----------------------
     Comprehensive loss.........................................     $ (5.7)        $(129.6)             $ (8.4)        $(176.3)
                                                                   ========================             ========================

7.   Net Loss per Share

     For the three and six months ended August 31, 2004 and 2003, no options or restricted stock were included in the calculation of diluted net loss per share because the company reported a loss from continuing operations. Options to purchase 18.0 million shares of common stock with exercise prices ranging from $3.10 to $27.21 and restricted stock amounting to 2.4 million shares were outstanding at August 31, 2004. Options to purchase
     20.2 million shares of common stock with exercise prices ranging from $5.61 to $27.21 per share and restricted stock amounting to 3.6 million shares were outstanding at August 31, 2003.

8.   Restricted Cash

     The sale of the private-label finance operation eliminated the company's obligation to restrict cash for settlement obligations. During the second quarter of fiscal 2005, the company settled the remaining liquidity restrictions on the cash of First North American National Bank, the company's wholly owned national bank subsidiary, as part of the liquidation of that subsidiary. As a result, the company did not have any cash and cash equivalents held by the company's regulated subsidiaries and not available for general corporate purposes at August 31, 2004. Cash and cash equivalents held by the company's regulated subsidiaries and not available for general corporate purposes were $61.6 million at February 29, 2004.

9.   Goodwill and Other Intangible Assets

     The changes in the carrying amount of goodwill by reportable segment for the three months ended August 31, 2004 were as follows:

                                                                     Domestic                             International
     (Amounts in millions)                                       Retail Operation                       Retail Operation
     -------------------------------------------------------------------------------------------------------------------
     Balance at May 31, 2004.................................         $ 5.4                                     $176.2
     Purchase price allocation adjustment....................          (2.9)                                      19.2
     Goodwill resulting from acquisition.....................             -                                        3.0
     Changes in foreign currency exchange rates..............             -                                        7.4
                                                                     ------                                     ------
     Balance at August 31, 2004..............................         $ 2.5                                     $205.8
                                                                     ======                                     ======

     Acquired intangible assets at August 31, 2004, were as follows:


                                                                        At August 31, 2004
                                                                               Weighted
                                                             Gross              Average
                                                           Carrying          Amortization                 Accumulated
     (Dollar amounts in millions)                           Amount         Period (in years)              Amortization
     -----------------------------------------------------------------------------------------------------------------
     Dealer-relationship contracts................            $13.7               20.0                         $0.2
     Vendor contract..............................             10.6               10.0                          0.2
     Employment agreements........................              5.3                4.5                          0.3
     Other........................................              2.9                2.9                          0.2
                                                             ------                                          ------
     Total........................................            $32.5                                            $0.9
                                                              =====                                          ======

     Amortization expense for amortizing intangible assets for the three months ended August 31, 2004 was $0.9 million. The company did not record any amortization expense in the first quarter of fiscal 2005. Estimated amortization expense for fiscal 2005 is $2.8 million. Estimated amortization expense for the next five fiscal years is $3.8 million in 2006, $3.6 million in 2007, $3.0 million in 2008, $2.5 million in 2009, and
     $1.7 million in 2010. These amortization expense estimates are subject to fluctuations in foreign currency exchange rates. See Note 3 and Note 13 for additional discussion of goodwill and other intangible assets.

10.  Common Stock Repurchased

     In January 2003, the company's board of directors authorized the repurchase of up to $200 million of common stock. In June 2004, the board authorized a $200 million increase in its stock repurchase authorization for an aggregate authorization of $400 million. During the three months ended August 31, 2004, the company repurchased and retired approximately 5.3 million shares under that authorization at a cost of $69.6 million. For the six months ended August 31, 2004, the company repurchased and retired 11.1 million shares under that authorization at a cost of $140.6 million. As of August 31, 2004, the company had repurchased and retired approximately 20.3 million shares of common stock at a cost of $225.0 million. Based on the market value of the common stock at August 31, 2004, the remaining $175.0 million authorized would allow the company to repurchase up to approximately 7 percent of the 195.2 million shares then outstanding.

11.  Pension Plans

     The company provides a noncontributory defined benefit pension plan to eligible employees. Plan benefits generally are based on years of service and average compensation. The company also has an unfunded nonqualified benefit restoration plan that restores retirement benefits for senior executives who are affected by Internal Revenue Code limitations on benefits provided under the company's pension plan.

     The components of the net pension expense for the plans were as follows:



                                                                  Three Months Ended                   Six Months Ended
                                                                        August 31                          August 31
     (Amounts in thousands)                                      2004             2003               2004            2003
     -----------------------------------------------------------------------------------         --------------------------
     Service cost...........................................     $ 3,817         $ 3,968           $ 7,633          $ 7,936
     Interest cost.........................................        3,906           3,316             7,814            6,632
     Expected return on plan assets........................       (4,101)         (3,630)           (8,203)          (7,259)
     Amortization of prior service cost....................          119             119               238              237
     Amortization of recognized actuarial loss.............        1,255             818             2,510            1,636
                                                               -------------------------         --------------------------
     Net pension expense...................................      $ 4,996         $ 4,591           $ 9,992          $ 9,182
                                                               =========================         ==========================


     Circuit City made no contributions to its defined benefit pension plan during the first half of fiscal 2005. The company intends to make any contributions to the defined benefit pension plan that would be necessary to meet ERISA minimum funding standards and any additional contributions as needed to ensure that the fair value of plan assets at February 28, 2005, exceeds the accumulated benefit obligation. The company does not currently expect to make a contribution in fiscal 2005. The company's expected contribution for the restoration plan is equal to the expected benefit payments for the plan, which was $463,000 as of February 29, 2004.

12.  Segment Information

     The company has two reportable segments: its domestic retail operation and its international retail operation. The company identified these segments based on its management reporting structure and the nature of the products and services offered by each segment. The domestic retail operation segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers and entertainment software in the United States. The international retail operation segment is primarily engaged in the business of selling private-label and internationally branded consumer electronics products in Canada. Prior to the second quarter of fiscal 2005, the company had a third reportable segment, its finance operation. The company completed the sale of its private-label finance operation, comprised of its private-label and Visa co-branded credit card programs, to Chase Card Services on May 25, 2004. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income. See Note 4 for additional discussion of finance income. The company has entered into an ongoing arrangement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers of the company and providing credit card services to all cardholders. After the sale date, the earnings contribution from that arrangement has been included in net sales and operating revenues on the consolidated statement of operations and is included in the domestic retail segment. This contribution amounted to $6.6 million in this fiscal year's second quarter.

     The accounting policies for the company's segments are the same as those set forth in Note 14 below and Note 2 to the company's audited consolidated financial statements incorporated by reference in the company's fiscal 2004 Annual Report on Form 10-K.

     Revenue by reportable segment and the reconciliation to the consolidated statements of operations were as follows:



                                                                     Three Months Ended              Six Months Ended
                                                                            August 31                       August 31
     (Amounts in millions)                                            2004           2003              2004           2003
     ----------------------------------------------------------------------------------------      --------------------------
     Domestic retail operation.................................     $2,227.2         $2,155.7        $4,272.1        $4,089.0
     International retail operation............................        117.8                -           139.5               -
     Finance operation.........................................            -             29.2            28.1            57.6
                                                                  ---------------------------      --------------------------
     Total revenue.............................................      2,345.0          2,184.9         4,439.7         4,146.6
     Less: securitization income*..............................            -             29.2            28.1            57.6
                                                                  ---------------------------      --------------------------
     Net sales and operating revenues .........................     $2,345.0         $2,155.7        $4,411.6        $4,089.0
                                                                    =========================        ========================

     *Securitization income is included in finance income, which is reported separately from net sales and operating revenues on the statements of operations.

     The loss or earnings from continuing operations before income taxes by reportable segment and the reconciliation to the consolidated statements of operations were as follows:

                                                                     Three Months Ended                Six Months Ended
                                                                            August 31                     August 31
     (Amounts in millions)                                            2004          2003             2004            2003
     -------------------------------------------------------------------------------------         -----------------------
     Domestic retail operation.................................     $(23.4)        $(69.7)           $(37.8)       $(124.4)
     International retail operation............................        5.5              -               6.1              -
     Finance operation*........................................          -            8.8               5.6           16.8
                                                                  -----------------------          -----------------------
     Loss from continuing operations before income
         taxes.................................................     $(17.9)       $ (60.9)           $(26.1)       $(107.6)
                                                                    =====================            =====================

     *Results from the finance  operation do not include certain indirect costs.
     See Note 4 to the consolidated financial statements in this report for a discussion of the indirect costs excluded.


     Total  assets  by  reportable   segment  and  the   reconciliation  to  the
     consolidated balance sheets were as follows:


                                                               At August 31         At February 29
     (Amounts in millions)                                            2004                 2004
     ----------------------------------------------------------------------------   -------------------
     Domestic retail operation................................      $3,284.1              $3,031.7
     International retail operation...........................         397.8                     -
     Finance operation........................................             -                 601.3
                                                                  ----------            ----------
     Total assets.............................................      $3,681.9              $3,633.0
                                                                    ========              ========

     Goodwill and intangible assets by reportable segment were as follows:

                                                                  At August 31         At February 29
     (Amounts in millions)                                            2004                 2004
     ---------------------------------------------------------------------------    -------------------
     Domestic retail operation................................      $    5.2              $   -
     International retail operation...........................         234.8                  -
                                                                    --------              ------
     Total goodwill and intangible assets.....................        $240.0              $   -
                                                                      ======              ======

13.  Supplemental Consolidated Statement of Cash Flows Information

     The following table summarizes supplemental cash flow information for the six months ended August 31, 2004.


                                                                                     Six Months Ended
     (Amounts in thousands)                                                           August 31, 2004
     -----------------------------------------------------------------------------------------------------
     Supplemental schedule of non-cash investing and financing
       activities:
       Capital lease obligation..................................................         $  2,754
                                                                                          ========

     Acquisition of InterTAN:
       Fair value of assets acquired:
          Cash and cash equivalents.............................................          $ 30,615
          Merchandise inventory.................................................            88,837
          Property and equipment, net...........................................            42,614
          Goodwill..............................................................           191,735
          Other intangible assets...............................................            28,000
          Other assets..........................................................             7,634
                                                                                          ---------
          Total fair value of assets acquired...................................           389,435

       Less:
          Liabilities assumed...................................................            93,002
          Cash acquired.........................................................            30,615
          Stock options issued..................................................             6,498
                                                                                          ---------
       Acquistion of InterTAN, net of cash acquired.............................          $259,320
                                                                                          ========

     Other acquisitions:
       Fair value of assets acquired............................................          $ 13,413
       Less: liabilities assumed................................................             4,065
                                                                                          ---------
       Other acquisitions.......................................................          $  9,348
                                                                                          =========

14.  Foreign Currency Translation

     The local currency of InterTAN, the Canadian dollar, is its functional currency. For reporting purposes, assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, income and expense items are translated using monthly average exchange rates. The effects of exchange rate changes on net assets of InterTAN are recorded in equity as part of accumulated other comprehensive income. See Note 6 for additional discussion of other comprehensive income. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses in the consolidated statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 12, 2004, we acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed the acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. InterTAN is a leading consumer electronics retailer of both private-label and internationally branded products with headquarters in Barrie, Ontario, Canada. In addition to enabling us to accelerate the offering of private-label merchandise to our customers, the acquisition of InterTAN gives us our first presence in the Canadian market.

On May 25, 2004, we completed the sale of our private-label finance operation, comprised of our private-label and co-branded Visa credit card programs, to Chase Card Services, formerly Bank One Corporation. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income. We also entered into a Consumer Credit Card Program Agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers. As part of the program agreement, we plan to jointly develop and introduce new features, products and services to drive additional sales. We are compensated under the program primarily based on the number of new accounts opened. Chase Card Services is obligated to offer special promotional financing terms to our customers. We determine the frequency, volume and, subject to certain limits, the terms of these promotions. Chase Card Services is compensated for these promotions in accordance with a negotiated fee schedule. The program agreement has an initial seven-year term with automatic three-year renewals. The agreement has customary representations, warranties, covenants, events of default and termination rights for an agreement of this type. After the sale date, the earnings contribution from the program agreement has been included in net sales and operating revenues on the consolidated statement of operations. See Note 4 and Note 12 to the consolidated financial statements in this report for additional discussion concerning the sale of the private-label finance operation.

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

CRITICAL ACCOUNTING POLICIES

For a discussion of our critical accounting policies, see Management's Discussion and Analysis of Results of Operations and Financial Condition, which is incorporated by reference in our fiscal 2004 Annual Report on Form 10-K. These policies relate to the calculation of the value of retained interests in securitization transactions, the calculation of the liability for lease termination costs, accounting for pension plans, accounting for stock-based compensation expense and accounting for cash consideration received from vendors.

During the first quarter of fiscal 2005, we recognized goodwill and other intangible assets related to our acquisition of InterTAN. We have added the following critical accounting policy.

Accounting for Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead evaluated for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We will evaluate the goodwill balance in the last quarter of the fiscal year. Through the impairment test, goodwill, other intangible assets, and tangible assets and liabilities are divided among reporting units. If the fair value of those reporting units is less than the carrying value, then the implied fair value of the goodwill of the reporting unit must be compared to the carrying value of that goodwill. In the instance that the fair value of the goodwill is less than the carrying value, goodwill is deemed to be impaired and an impairment loss, equal to the excess of the fair value over the carrying value, must be recorded.

The performance of the goodwill impairment test is subject to significant judgement in determining the fair value of reporting units, due to the estimation of future cash flows, discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and/or goodwill impairment of each reporting unit.

RESULTS OF OPERATIONS

Our operations, in common with other retailers in general, are subject to seasonal influences. Historically, we have realized more of our net sales and net earnings in the fourth quarter, which includes the majority of the holiday selling season, than in any other fiscal quarter. The net earnings for any particular quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.


Net Sales and Operating Revenues

Total sales for the second quarter of fiscal 2005 increased 8.8 percent to $2.35 billion from $2.16 billion in last fiscal year's second quarter. Comparable store merchandise sales increased 2.9 percent for the second quarter of fiscal 2005. Total sales for the first six months of fiscal 2005 increased 7.9 percent to $4.41 billion from $4.09 billion for the first six months of last fiscal year. Comparable store merchandise sales increased 4.5 percent for the first six months of fiscal 2005. Comparable store merchandise sales include merchandise sales from domestic stores that have been open for 12 full calendar months and from all relocated stores, as well as web originated merchandise sales. Circuit City acquired InterTAN in May 2004. Comparable store merchandise sales for the current fiscal year's second quarter and first six months and total sales for the same periods of last fiscal year reflect domestic sales only.

Sales by segment for the three and six months ended August 31, 2004 and 2003 were as follows.


                                                                     Three Months Ended                Six Months Ended
                                                                            August 31                     August 31
(Dollar amounts in billions)                                          2004          2003             2004            2003
------------------------------------------------------------------------------------------        ------------------------
Domestic segment sales.........................................       $2.23         $2.16            $4.27          $4.09
International segment sales....................................        0.12             -             0.14              -
                                                                     --------------------          ----------------------
Total sales....................................................       $2.35         $2.16            $4.41          $4.09
                                                                      ===================            ====================

The percent of merchandise sales represented by each major product category for the three and six months ended August 31, 2004 and 2003, is shown below. International segment sales have been included in sales by merchandise category since completion of the acquisition in May 2004, but had no material impact on the percentages for the second quarter or six months ended August 31, 2004.


                                                                 Three Months Ended                Six Months Ended
                                                                      August 31                        August 31
                                                                2004             2003            2004             2003
--------------------------------------------------------------------------------------         -----------------------
Video.....................................................      40%              39%             41%               39%
Information technology....................................      37               36              35                35
Audio.....................................................      13               14              13                14
Entertainment.............................................      10               11              11                12
                                                              ----------------------           --------------------------
Total.....................................................     100%            100%             100%              100%
                                                              ======================           ==========================

In the video category, we produced a single-digit comparable store sales increase, led by sales of new technology televisions and digital imaging products. Video category sales reflect triple-digit comparable store sales growth in plasma and LCD televisions and double-digit growth in sales of digital televisions and digital imaging products. Double-digit declines in tube television and DVD player sales and a single-digit decline in camcorder sales partly offset the growth in other video products.

A single-digit comparable store sales increase in the information technology category reflects single-digit comparable store sales growth in both personal computer hardware and accessories. In personal computer hardware, double-digit comparable store sales growth in notebooks was partly offset by double-digit declines in desktop computers and single-digit declines in printers. Monitor sales were relatively unchanged from the prior year.

Comparable store sales in the audio category were relatively unchanged. Double-digit comparable store sales growth in portable audio products, driven by digital audio products such as MP3 players, and single-digit growth in mobile audio products, driven by satellite radio, were offset by double-digit comparable store sales declines in home audio products.

Comparable store sales in the entertainment category were relatively unchanged reflecting a double-digit decline in video game products offset by single-digit comparable store sales growth in music software. Comparable store sales of video software were relatively unchanged.

The following table provides the numbers of our domestic segment stores:



                                                         Aug. 31, 2004       Feb. 29, 2004         Aug. 31, 2003
------------------------------------------------------------------------     ---------------       -------------
Superstores.......................................            604                 599                   612
Mall-based stores.................................              5                   5                    13
                                                             ----                ----                  ----
Total domestic segment stores.....................            609                 604                   625
                                                             ====                ====                  ====


In fiscal 2005, in our domestic retail operation segment, we expect to open approximately 60 Superstores, of which slightly less than half will be relocations. In the second quarter of fiscal 2005, we opened two Superstores and relocated a total of nine Superstores. For the first half of fiscal 2005, we opened four new Superstores, and relocated ten Superstores, of which one Superstore was a replacement for a Superstore we closed in late fiscal 2004.

The following table provides the numbers of international segment stores and dealer outlets:

                                                        August 31, 2004
-----------------------------------------------------------------------
Company-operated stores...........................            515
Dealer outlets....................................            390
Rogers Wireless stores............................             84
Battery Plus stores...............................             27
                                                           ------
Total international segment stores................          1,016
                                                          =======

Company-operated stores operate under the trade name "RadioShack." Dealer outlets are independent retail businesses that operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by company-operated stores. Rogers Wireless stores are dedicated primarily to the sale of wireless services, including related hardware, offered by Rogers Wireless, Inc. Battery Plus stores retail batteries and other specialty consumer electronics products.

Our domestic retail operation sells extended warranty programs on behalf of unrelated third parties that are the primary obligors. Because the third parties are the primary obligors under these contracts, commission revenue for the unrelated-third-party extended warranty plans is recognized at the time of sale. For our domestic retail operation segment, the total extended warranty revenue included in total sales was $91.7 million, or 4.1 percent of domestic retail sales, in the second quarter of fiscal 2005, compared with $77.8 million, or 3.6 percent of sales, in last fiscal year's second quarter. The domestic extended warranty revenue included in total sales was $169.0 million, or 4.0 percent of domestic retail sales, in the first half of fiscal 2005, compared with $150.2 million, or 3.7 percent of sales, in last fiscal year's second half. We believe that the increase primarily is due to better store-level execution. For our international retail operation segment, we are the primary obligor for our extended warranty programs. Accordingly, extended warranty revenue is deferred at point of sale and recognized as revenue over the life of the contract and was immaterial for the three and six months ended August 31, 2004.

Gross Profit Margin

The gross profit margin was 24.6 percent of sales in the second quarter of fiscal 2005, compared with 22.6 percent in the same period last fiscal year. For the first six months of fiscal 2005, the gross profit margin was 24.0 percent of sales, compared with 22.9 percent for the same period last fiscal year. The inclusion of the international segment contributed 77 basis points to this year's second quarter gross profit margin. The increase in the gross profit margin of our domestic segment of 125 basis points reflects stability in merchandise margins for the quarter; the increase in extended warranty sales, which carry higher than average gross profit margins; the increased efficiency of our product service and distribution operations; and the inclusion of credit revenues in net sales and operating revenues in the consolidated statement of operations. The inclusion of credit revenues contributed 23 basis points to this year's second quarter gross profit margin.

Finance Income

We completed the sale of our private-label finance operation, comprised of our private-label and co-branded Visa credit card programs, to Chase Card Services on May 25, 2004. Results from the private-label finance operation through the date of the sale, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income. See Note 1, Note 4 and Note 12 to the consolidated financial statements in this report for additional discussion concerning the sale of our private-label finance operation.

For the three and six months ended August 31, 2004 and 2003, the components of pretax finance income were as follows:


                                                                       Three Months Ended                   Six Months Ended
                                                                            August 31                           August 31
(Amounts in millions)                                                 2004            2003               2004              2003
--------------------------------------------------------------------------------------------             ----------------------
Securitization income...........................................     $  -             $29.2               $28.1             $57.6
Less: Payroll and fringe benefit expenses.......................        -               7.5                 7.6              15.5
        Other direct expenses...................................        -              12.9                14.9              25.3
                                                                     ----------------------              ------------------------
Finance income..................................................     $  -             $ 8.8               $ 5.6             $16.8
                                                                     ======================               ======================

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

Selling, General and Administrative Expenses



                                                  Three Months Ended August 31                  Six Months Ended August 31
                                                 2004                 2003                     2004                   2003
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                 $(a)     Sales          $        Sales        $(b)        Sales        $         Sales
------------------------------------------------------------------------------------   --------------------------------------------
Store expenses..........................     $520.7   22.2%        $480.7     22.3%       $  971.9     22.0%     $  923.3     22.6%
General and administrative
     expenses...........................       48.6    2.1           42.0      1.9            84.5      1.9          78.2      1.9
Remodel expenses........................          -      -           18.2      0.8             0.1        -          29.5      0.7
Relocation expenses.....................       16.5    0.7            4.0      0.2            18.4      0.4           9.1      0.2
Pre-opening expenses....................        3.6    0.1            1.4      0.1             4.5      0.1           3.1      0.1
Interest income.........................       (3.2)  (0.1)          (1.7)    (0.1)           (5.3)    (0.1)         (4.1)    (0.1)
                                          ------------------------------------------   --------------------------------------------
Total  .................................     $586.2   25.0%        $544.6     25.3%       $1,074.1     24.3%     $1,039.1     25.4%
                                          =========================================    ============================================

(a) Includes international segment store expenses of $31.7 million and general and administrative expenses of $8.6 million.
(b) Includes international segment store expenses of $38.3 million and general and administrative expenses of $10.0 million.

Selling, general and administrative expenses were 25.0 percent of total sales in the second quarter of this fiscal year, compared with 25.3 percent of total sales in the same period last year. The inclusion of the international segment increased this year's second quarter expense-to-sales ratio by 49 basis points.

The year-over-year improvement in the domestic segment's expense-to-sales ratio of 75 basis points was primarily driven by

o leverage from the comparable stores sales growth;

o a reduction of approximately 50 basis points in rent and occupancy costs as a percent of sales, largely resulting from the closure of 19 underperforming stores in February 2004;
o a reduction of approximately 30 basis points in payroll and fringe benefit costs as a percent of sales; and
o a reduction of approximately 30 basis points in relocation and remodel expenses as a percent of sales, which reflects the large number of stores that were refixtured in last year's second quarter.

These improvements were partly offset by an increase of approximately 20 basis points in advertising expense as a percent of sales.

This year's second quarter expenses included $16.5 million of relocation costs, including accelerated depreciation of assets related to planned future relocations, related to the relocation of nine Superstores. Expenses in last year's second quarter included $22.2 million of remodel and relocation costs, including costs related to the refixturing of 208 Superstores, the relocation of one Superstore and the full remodel of three Superstores, as well as accelerated depreciation on assets to be taken out of service as a result of the store remodeling and relocation program.

We anticipate that capital expenditures, net of sale-leasebacks and tenant improvement allowances, will total approximately $155 million in the current fiscal year. These estimates include approximately $55 million related to domestic store openings, $50 million related to domestic relocations and remodels and $50 million related to other items such as domestic management information systems and our international segment. We project that expenses related to domestic Superstore relocations and one remodel will total approximately $47 million in fiscal 2005. We incurred $18.4 million or approximately 39 percent of the anticipated remodel and relocation expenses in the six months ended August 31, 2004.


Interest Expense

Interest expense was $0.8 million for the second quarter of this fiscal year and $0.3 million for the second quarter of the prior fiscal year. Interest expense was $1.1 million for the six months ended August 31, 2004, and $1.3 million for the six months ended August 31, 2003. Interest expense for the first six months of last fiscal year reflects interest paid as a result of completed audits of prior year income tax returns.

Income Taxes

The effective income tax rate applicable to results from continuing operations was 36.2 percent for the three months ended August 31, 2004, and 35.4 percent for the three months ended August 31, 2003. The effective income tax rate applicable to results from continuing operations was 36.3 percent for the six months ended August 31, 2004, and 37.4 percent for the six months ended August 31, 2003. The estimated effective income tax rate applicable to results from continuing operations for our domestic retail operation segment for fiscal 2005 is expected to be 36.7 percent. The estimated effective income tax rate applicable to results from continuing operations for our international retail operation segment for fiscal 2005 is expected to be 38.5 percent. The consolidated effective income tax rate applicable to results from continuing operations will be the weighted average of our segments' rates.

Net Loss from Continuing Operations

The net loss from continuing operations was $11.4 million, or 6 cents per share, in the second quarter ended August 31, 2004, compared with the net loss from continuing operations of $39.3 million, or 19 cents per share, in the second quarter of last fiscal year. The international segment's results reduced the fiscal 2005 second quarter net loss from continuing operations by $3.4 million, or 2 cents per share.

For the six months ended August 31, 2004, the net loss from continuing operations was $16.7 million, or 8 cents per share, compared with the net loss from continuing operations of $67.4 million, or 33 cents per share, for the same period last fiscal year. The international segment's results reduced the net loss from continuing operations for the first six months of fiscal 2005 by $3.8 million, or 2 cents per share.

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

The after-tax loss from the discontinued bankcard finance operation totaled $0.5 million for the three months ended August 31, 2004, which is comprised of post-closing adjustments related to the sale of the operation, and $90.3 million for the same period last fiscal year. The after-tax loss from the discontinued bankcard finance operation totaled $1.2 million for the six months ended August 31, 2004, and $108.9 million for the same period last fiscal year.

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

Growing store revenues requires a focused team effort among numerous functions including store operations, merchandising, Circuit City Direct, marketing, real estate and finance. An important component of driving sales growth is the ongoing store revitalization plan, which incorporates opening new locations in vibrant trade areas, relocating stores to better locations within existing trade areas and, to a lesser extent, improving the performance of existing stores through remodeling activities designed to improve the shopping experience. From the beginning of fiscal 2001 through August 31, 2004, 145 Superstores, or 24 percent of our 604 Superstores, had been newly constructed, relocated or fully remodeled to provide a contemporary shopping experience with easy product access and more powerful merchandising displays. We expect that ratio to reach approximately 30 percent by the end of this fiscal year. At the end of the second quarter, we had 31 relocated stores that have been open for more than six months. In their first full six months following grand opening, these 31 stores have averaged sales changes that were approximately 25 percentage points better than the sales pace of the remainder of the store base during the same time periods and an internal rate of return of approximately 15 percent. We continue to anticipate that as we add stores to the relocation base, the average results from relocated stores will vary. Although we do not have a statistically significant base of stores for which we can measure the performance after the first six months, a preliminary assessment of these stores indicated that on average, in addition to their initial sales lift in the first six months, they produced comparable store sales changes that are relatively consistent with the rest of the chain. In fiscal 2005, we expect to open approximately 60
Superstores, of which slightly less than half will be relocations. We have signed leases on all the sites we expect to open this fiscal year and plan to open approximately 30 of the stores in this year's third quarter and approximately 16 of the stores in this year's fourth quarter.

We have developed a marketing program to further energize the Circuit City brand. This year's campaign is designed to have one consistent message that will resonate with our customers in the media, online and in-store. Beginning in the third quarter we will launch this campaign in conjunction with traffic building programs, targeted marketing to the Hispanic community and a rewards-based program tied to our Circuit City credit cards.

Our Circuit City Direct organization is focused on continuing to drive strong Web-originated sales growth. In September, we launched our next generation Web site at www.circuitcity.com. The new site features more intuitive navigation and includes triple the previous product selection with more than one million items for sale. In addition to new features, the new site maintains and improves many of the capabilities of the previous site including our in-store pick up option; on-line credit applications and financing through Chase Card Services; and integration and cross-marketing with our Superstores. Our acquisition of the assets of MusicNow reflects our belief that there is a significant Internet-based opportunity to drive sales through the delivery of licensed content.

We have many ongoing activities throughout the company that we expect to benefit the gross profit margin. These activities include
o expanding our own-brand product assortments as we head into the holiday season, especially through integrating InterTAN products;
o reducing the cost of acquisition of products through increased competition among vendors in certain product areas;
o examining the balance of products within each product category, particularly between price points and across vendors;
o rationalizing the number of items offered in low-volume stores;
o expanding the use of markdown optimization tools;
o improving inventory forecasting; and
o focusing on selling attachments and services.

We were pleased with the year-over-year improvement in our selling, general and administrative expenses as a percentage of sales for the six months ended August 31, 2004. During fiscal 2004, we implemented improvements such as consolidating districts, regions and divisions; centralizing indirect procurement; rightsizing corporate missions; and closing under-performing stores. We continue to believe that reducing our expense structure is an integral component of building a new Circuit City and will continue to focus on driving additional expense reductions.

FINANCIAL CONDITION

Liquidity and Capital Resources

At August 31, 2004, we had cash and cash equivalents of $953.8 million, compared with $783.5 million at February 29, 2004. The higher cash balance primarily reflects the net cash proceeds of $470.0 million from the sale of the private-label finance operation partly offset by acquisition costs for InterTAN of $259.3 million, net of cash acquired. During the first six months of fiscal 2005, we also used $140.6 million of cash to repurchase common stock under our stock repurchase authorization.

At August 31, 2003, we had cash and cash equivalents of $633.1 million. The year-over-year change in the cash balance largely reflects the net cash proceeds of $470.0 million from the sale of the private-label finance operation and the net cash proceeds of $282 million from the sale of the bankcard finance operation, partly offset by acquisition costs for InterTAN of $259.3 million, net of cash acquired. Since the end of the second quarter of fiscal 2004 through August 31, 2004, we also used $211.1 million of cash to repurchase common stock under our stock repurchase authorization.

Operating Activities. For the six months ended August 31, 2004, net cash provided by operating activities was $189.3 million, compared with net cash used in operating activities of $80.3 million for the six months ended August 31, 2003. The increase in net cash provided by operating activities is primarily due to changes in retained interests in securitized receivables and merchandise inventory.

Retained interests in securitized receivables decreased by $32.9 million in the first six months of fiscal 2005, compared with an increase of $128.7 million in the first six months of last fiscal year. The current year decrease relates to the sale of the private-label finance operation. The prior year increase reflects the completion of a $500 million private-label credit card securitization transaction to replace a maturing term securitization.

Merchandise inventory increased by $23.6 million in the first six months of fiscal 2005, compared with an increase of $144.7 million in the first six months of last fiscal year. The change in inventory reflects the beginning of our increased focus on working capital management, by more closely matching the timing of merchandise receipt into distribution centers and deployment to stores with expected sales levels, and selectively adjusting merchandise display quantities in some stores to reflect those individual store's sales.

Investing Activities. For the six months ended August 31, 2004, net cash provided by investing activities was $128.3 million compared with net cash used in investing activities of $73.6 million for the six months ended August 31, 2003. The increase in net cash provided by investing activities is primarily due to cash proceeds of $475.9 million from the sale of the private-label finance operation offset by net acquisition costs for InterTAN of $259.3 million.

Financing Activities. For the six months ended August 31, 2004, net cash used in financing activities was $144.1 million, compared with net cash used in financing activities of $22.5 million for the six months ended August 31, 2003. The change primarily reflects $140.6 million used to repurchase common stock during the first six months of this fiscal year compared with $13.9 million used during the same period last fiscal year. Based on the market value of the common stock at August 31, 2004, the remaining $175.0 million, of the $400 million total stock repurchase authorization, would allow for the repurchase of up to approximately 7 percent of the 195.2 million shares then outstanding.

We have a $500 million revolving credit facility secured by inventory. On July 8, 2004, the credit agreement was amended to include InterTAN as a borrower. The amended credit agreement established a $400 million borrowing limit for our domestic retail operation and a $100 million borrowing limit for our international retail operation. At August 31, 2004, short-term borrowings on this facility were $3.8 million and outstanding letters of credit related to this facility were $99.6 million, leaving $396.6 million available for borrowing. We were in compliance with all covenants under this facility at August 31, 2004.

We expect that available cash resources, our existing credit facility, sale-leaseback transactions, landlord reimbursements and cash generated by operations will be sufficient to fund capital expenditures and working capital for the foreseeable future.

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

o the presence or absence of, or consumer acceptance of, new products or product features in the merchandise categories we sell and changes in our merchandise sales mix;
o    significant changes in retail prices for products we sell;
o changes in availability or cost of financing for working capital and capital expenditures, including financing to support development of our business;
o    lack of availability or access to sources of inventory;
o    inability to liquidate excess inventory should excess inventory develop;
o failure to successfully implement sales and profitability improvement programs for our Circuit City Superstores, including our store revitalization plan;
o    our ability to continue to generate  strong  sales  growth  through our Web site;
o    the cost and timeliness of new store openings and relocations;
o consumer reaction to new store locations and changes in our store design and merchandise;
o our ability and the ability of Chase Card Services to successfully integrate our retail business with the third party credit card program being offered by Chase Card Services;
o future levels of sales activity and the acceptance of the Chase Card Services third party credit program, including the related rewards component, by consumers on an ongoing basis;
o our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;
o changes in production or distribution costs or costs of materials for our advertising;
o availability of appropriate real estate locations for relocations and new stores;
o    successful implementation of our customer service initiatives;
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to us or our competitors, the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws;
 o our ability to integrate and operate InterTAN successfully and to realize the anticipated benefits of the transaction, including successfully introducing InterTAN's products in our domestic Superstores and realizing inventory purchasing synergies;
o timely production and delivery of private-label merchandise and level of consumer demand for those products;
o    reduced investment returns in our pension plan;
o    changes in our anticipated  cash flow;
o adverse results in significant litigation matters, including the outcome and impact on InterTAN of litigation instituted by RadioShack Corporation to terminate InterTAN's right to use the RadioShack(R) name in Canada and related rights to purchase merchandise through RadioShack;
o currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies; and
o    the regulatory and trade environment in the U.S. and Canada.

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

Inventory Purchases

A portion of InterTAN's purchases are from vendors requiring payment in U.S. dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN's management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors. At August 31,

2004, U.S. dollar open purchase orders totaled approximately $30.6 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $3.1 million for those orders. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product-pricing action, where appropriate.

Translation of Financial Results

Fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results due to the acquisition of InterTAN. We do not hedge against the possible impact of this risk. A 10 percent adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the company's management, including the chief executive officer and chief financial officer, the company has evaluated the effectiveness of its "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective. There were no changes in the company's internal control over financial reporting in the quarter ended August 31, 2004, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended August 31, 2004:


                                                                                                                     Maximum Dollar
                                                                                                  Total Number          Value of
                                                                                                   of Shares            Shares that
                                                                                   Average        Purchased as           May Yet Be
                                                           Total Number             Price        Part of Publicly        Purchased
                                                            of Shares               Paid            Announced           Under the
(Amounts in millions except per share data)                  Purchased            per Share          Program             Program*
----------------------------------------------------------------------------------------------------------------------------------
June 1 - June 30, 2004..............................           0.8                 $12.71                0.8               $234.6
July 1 - July 31, 2004..............................           3.7                 $13.05                3.7               $186.4
August 1 - August 31, 2004..........................           0.8                 $13.95                0.8               $175.0
                                                               ---                                       ---
Total Fiscal 2005 Second Quarter....................           5.3                 $13.14                5.3
                                                               ===                                       ===

*In January 2003, the company announced that the board of directors authorized the repurchase of up to $200 million of common stock. In June 2004, the company announced a $200 million increase in its stock repurchase authorization, raising the total repurchase capacity to $400 million. There is no expiration date under either authorization.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The annual meeting of the company's shareholders was held June 15, 2004.

              (b)(i) At the annual meeting, the shareholders of the company elected James F. Hardymon, Allen B. King and
                           Carolyn Y. Woo as directors for a three-year term and
                           E. V. Goings and J. Patrick Spainhour as directors for a one-year term. The elections were approved by the following votes:


                                   Directors                 For                  Withheld
                           -------------------------   ----------------         -------------
                           E. V. Goings                  165,362,771             16,656,507
                           James F. Hardymon             165,399,633             16,619,645
                           Allen B. King                 163,334,736             18,684,542
                           J. Patrick Spainhour          170,353,571             11,665,707
                           Carolyn Y. Woo                170,397,223             11,622,055

                  (ii) At the annual meeting, the shareholders of the company voted in favor of a proposal to approve the Amended and Restated 1984 Circuit City Stores, Inc.
                           Employee Stock Purchase Plan. This proposal was approved by the following votes:

                                                                                              Broker
                                 For                 Against              Abstain            Non-Votes
                           ---------------      ----------------       --------------        ---------
                             128,023,716            14,692,176            3,142,375          36,161,011

                  (iii) At the annual meeting, the shareholders of the company voted in favor of a proposal to approve an amendment to the 2000 Non-Employee Directors Stock
                           Incentive Plan. This proposal was approved by the following votes:


                                 Page 24 of 29


                                                                                              Broker
                                  For                 Against              Abstain          Non-Votes
                            ---------------        -------------       --------------        ---------
                              118,634,721            24,011,636            3,211,910        36,161,011

                  (iv) At the annual meeting, the shareholders of the company voted to ratify the appointment of KPMG LLP as the company's independent auditors for fiscal year
                           2005. This ratification was approved by the following votes:


                                                                                          Broker
                               For                   Against            Abstain          Non-Votes
                           --------------         --------------       ------------      ---------
                            176,139,291             4,919,960            960,027             0

ITEM 6.  EXHIBITS

3.1 Amended and Restated Articles of Incorporation of the company, effective February 3, 1997, as amended through October 1, 2002, filed as Exhibit 3(i) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

3.2 Bylaws of the company, as amended and restated June 17, 2003, filed as Exhibit 3 (iii) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-5767), are expressly incorporated herein by this reference.

4.1 Third Amended and Restated Rights Agreement, dated as of October 1, 2002, between the company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 1 to the company's Form 8-A/A filed on October 1, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

10.1 Amended and Restated Credit Agreement dated as of July 8, 2004 among Circuit City Stores, Inc., the Lenders party thereto, Fleet National Bank, Fleet Retail Group Inc., Fleet Securities, Inc., Bank of America, N.A. Congress Financial Corporation (Central), General Electric Capital Corporation, Bank One, NA, JPMorgan Chase Bank, National City Business Credit, Inc., The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, LLC, filed herewith.*

10.2 Circuit City Stores, Inc. 2003 Stock Incentive Plan, as Amended and Restated, Effective August 17, 2004, filed herewith.**

10.3 InterTAN, Inc. Amended and Restated 1996 Stock Option Plan, filed herewith.**

10.4           The 1984 Circuit City Stores,  Inc.  Employee Stock Purchase Plan
               as  Amended  and  Restated   Effective  August  17,  2004,  filed
               herewith.**

10.5 Circuit City Stores, Inc. 2000 Non-Employee Directors Stock Incentive Plan, as Amended and Restated, Effective August 17, 2004, filed herewith.**

10.6 Circuit City Stores, Inc. Restricted Stock Unit Deferral Program Under the Circuit City Stores, Inc. 2000 Non-Employee Directors Stock Incentive Plan, filed herewith.**

10.7 Amendment to Program Agreement dated as of May 25, 2004 between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed herewith.

10.8 Amendment #2 to Program Agreement, effective as of May 25, 2004, between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed herewith.*

10.9           Form of Non-Qualified Stock Option Grant Letter, filed as Exhibit
               10.2 to the company's Form 8-K filed on October 4, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.**

10.10 Form of Restricted Stock Grant Letter, filed as Exhibit 10.3 to the company's Form 8-K filed on October 4, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.**

10.11          Form of  Performance  Restricted  Stock  Grant  Letter,  filed as
               Exhibit 10.4 to the company's Form 8-K filed on October 4, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.**

31.1           Rule   13a-14(a)/15d-14(a)   Certification   of  CEO  under  Rule
               13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

31.2           Rule   13a-14(a)/15d-14(a)   Certification   of  CFO  under  Rule
               13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

32.1 Section 1350 Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Section 1350 Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Portions of these exhibits have been omitted and filed separately with the SEC pursuant to the company's application for the confidential treatment of the omitted information pursuant to Rule 24b-A of the Exchange Act.

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


                             CIRCUIT CITY STORES, INC.
                             (Registrant)



                             By:   /s/ W. Alan McCollough
                                  --------------------------------------
                                  W. Alan McCollough
                                  Chairman, President and
                                  Chief Executive Officer



                             By:   /s/ Michael E. Foss
                                  --------------------------------------
                                  Michael E. Foss
                                  Senior Vice President and
                                  Chief Financial Officer



                             By:   /s/ Philip J. Dunn
                                  --------------------------------------
                                  Philip J. Dunn
                                  Senior Vice President, Treasurer,
                                  Corporate Controller and
                                  Chief Accounting Officer




October 8, 2004

                                  EXHIBIT INDEX

3.1 Amended and Restated Articles of Incorporation of the company, effective February 3, 1997, as amended through October 1, 2002, filed as Exhibit 3(i) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

3.2     Bylaws of the company,  as amended and restated June 17, 2003,  filed as
        Exhibit 3 (iii) to the company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 (File No. 1-5767), are expressly incorporated herein by this reference.

4.1 Third Amended and Restated Rights Agreement, dated as of October 1, 2002, between he company and Wells Fargo Bank Minnesota, N.A., as Rights Agent, filed as Exhibit 1 to the company's Form 8-A/A filed on October 1, 2002 (File No. 1-5767), is expressly incorporated herein by this reference.

10.1 Amended and Restated Credit Agreement dated as of July 8, 2004 among Circuit City Stores, Inc., the Lenders party thereto, Fleet National Bank, Fleet Retail Group Inc., Fleet Securities, Inc., Bank of America, N.A. Congress Financial Corporation (Central), General Electric Capital Corporation, Bank One, NA, JPMorgan Chase Bank, National City Business Credit, Inc., The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, LLC, filed herewith.*

10.2 Circuit City Stores, Inc. 2003 Stock Incentive Plan, as Amended and Restated, Effective August 17, 2004, filed herewith.**

10.3 InterTAN, Inc. Amended and Restated 1996 Stock Option Plan, filed herewith.**

10.4 The 1984 Circuit City Stores, Inc. Employee Stock Purchase Plan as Amended and Restated Effective August 17, 2004, filed herewith.**

10.5 Circuit City Stores, Inc. 2000 Non-Employee Directors Stock Incentive Plan, as Amended and Restated, Effective August 17, 2004, filed herewith.**

10.6    Circuit City Stores,  Inc.  Restricted Stock Unit Deferral Program Under
        the  Circuit  City  Stores,  Inc.  2000  Non-Employee   Directors  Stock
        Incentive Plan, filed herewith.**

10.7 Amendment to Program Agreement dated as of May 25, 2004 between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed herewith.

10.8 Amendment #2 to Program Agreement, effective as of May 25, 2004, between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed herewith.*

10.9 Form of Non-Qualified Stock Option Grant Letter, filed as Exhibit 10.2 to the company's Form 8-K filed on October 4, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.**

10.10 Form of Restricted Stock Grant Letter, filed as Exhibit 10.3 to the company's Form 8-K filed on October 4, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.**

10.11 Form of Performance Restricted Stock Grant Letter, filed as Exhibit 10.4 to the company's Form 8-K filed on October 4, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.**

31.1 Rule 13a-14(a)/15d-14(a) Certification of CEO under Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

31.2 Rule 13a-14(a)/15d-14(a) Certification of CFO under Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

32.1    Section   1350   Certification   of  CEO  under   Section   906  of  the
        Sarbanes-Oxley Act of 2002, filed herewith.

32.2    Section   1350   Certification   of  CFO  under   Section   906  of  the
        Sarbanes-Oxley Act of 2002, filed herewith.

* Portions of these exhibits have been omitted and filed separately with the SEC pursuant to the company's application for the confidential treatment of the omitted information pursuant to Rule 24b-A of the Exchange Act.

** Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.