Form 10-Q
period 2004-11-30
CIRCUIT CITY STORES INC
filed 2005-01-07
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2004
                                       OR
[  ]     Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 For the transition period from ____to ____

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at December 31, 2004
      Common Stock, par value $0.50                        191,276,495


A Table of Contents is included on Page 2 and an Exhibit Index is included on Page 28.




                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                     No.

PART I.  FINANCIAL INFORMATION

                  Item 1.      Financial Statements:

                               Consolidated Statements of Operations -
                               Three Months and Nine Months Ended November 30, 2004 and 2003                          3

                               Consolidated Balance Sheets -
                               November 30, 2004 and February 29, 2004                                                4

                               Consolidated Statements of Cash Flows -
                               Nine Months Ended November 30, 2004 and 2003                                           5

                               Notes to Consolidated Financial Statements                                             6

                  Item 2.      Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                                                             14

                  Item 3.      Quantitative and Qualitative Disclosures about Market Risk                            24

                  Item 4.      Controls and Procedures                                                               24

PART II.          OTHER INFORMATION

                  Item 1.      Legal Proceedings                                                                     24

                  Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                           25

                  Item 6.      Exhibits                                                                              25

SIGNATURES                                                                                                           27

EXHIBIT INDEX                                                                                                        28


                                  Page 2 of 28


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                 Three Months Ended                    Nine Months Ended
                                                                     November 30                          November 30
                                                              2004               2003                2004             2003
                                                          -------------      ------------       ------------      -------------
Net sales and operating revenues                             $2,493,389      $   2,407,424        $6,905,003         $6,496,444
Cost of sales, buying and warehousing                         1,866,350          1,872,600         5,219,994          5,025,935
                                                          -------------      -------------      ------------      -------------
Gross profit                                                    627,039            534,824         1,685,009          1,470,509

Finance income                                                        -              5,631             5,564             22,418
Selling, general and administrative expenses                    628,841            572,217         1,702,963          1,611,350
Stock-based compensation expense                                  6,442             10,775            20,839             30,421
Interest expense                                                    476                169             1,625              1,479
                                                          -------------      -------------      ------------      -------------
Loss from continuing operations
     before income taxes                                         (8,720)           (42,706)          (34,854)          (150,323)
Income tax benefit                                               (2,820)           (14,651)          (12,304)           (54,868)
                                                          -------------      -------------      ------------      -------------
Net loss from continuing operations                              (5,900)           (28,055)          (22,550)           (95,455)
Net earnings (loss) from discontinued operations                      -             25,546            (1,214)           (83,375)
                                                          -------------      -------------      ------------      -------------
Net loss                                                  $      (5,900)     $      (2,509)     $    (23,764)     $    (178,830)
                                                          =============      =============      ============      =============

Weighted average common shares:
    Basic                                                       191,135            206,441           195,321            206,148
                                                           ============      =============      ============      =============
    Diluted                                                     191,135            206,441           195,321            206,148
                                                           ============      =============      ============      =============
Net (loss) earnings per share:
    Basic:
       Continuing operations                               $      (0.03)     $      (0.14)      $      (0.12)     $       (0.46)
       Discontinued operations                                        -              0.12              (0.01)             (0.40)
                                                           ------------      ------------       ------------      -------------
                                                           $      (0.03)     $      (0.01)      $      (0.12)     $       (0.87)
                                                           ============      ============       ============      =============
    Diluted:
       Continuing operations                               $      (0.03)     $      (0.14)      $      (0.12)     $       (0.46)
       Discontinued operations                                        -              0.12              (0.01)             (0.40)
                                                           ------------      ------------       ------------      -------------
                                                           $      (0.03)     $      (0.01)      $      (0.12)     $       (0.87)
                                                           ============      ============       ============      =============


    Cash dividends paid per share                          $     0.0175      $      0.0175      $     0.0525      $      0.0525
                                                           ============      =============      ============      =============

See accompanying notes to consolidated financial statements.




                                  Page 3 of 28


                   Circuit City Stores, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                         Nov. 30, 2004         Feb. 29, 2004
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $      752,478        $     783,471
Accounts receivable, net of allowance for doubtful accounts
     of $429 and $547                                                                          126,932              154,039
Retained interests in securitized receivables                                                        -              425,678
Merchandise inventory                                                                        2,458,876            1,517,256
Prepaid expenses and other current assets                                                       42,383               38,617
                                                                                          ------------           ----------

Total current assets                                                                         3,380,669            2,919,061

Property and equipment, net                                                                    645,785              585,903
Deferred income taxes                                                                           80,699               98,934
Goodwill                                                                                       223,954                    -
Other intangible assets                                                                         33,559                    -
Other assets                                                                                    15,814               29,102
                                                                                           -----------           ----------

TOTAL ASSETS                                                                                $4,380,480           $3,633,000
                                                                                            ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                            $1,806,028        $     879,635
Accrued expenses and other current liabilities                                                 213,932              131,512
Accrued income taxes                                                                            23,862               71,163
Deferred income taxes                                                                           18,335               90,210
Short-term debt                                                                                 12,648                    -
Current installments of long-term debt                                                          13,461                1,115
Liabilities of discontinued operation                                                                -                3,068
                                                                                            ----------           ----------

Total current liabilities                                                                    2,088,266            1,176,703

Long-term debt, excluding current installments                                                  11,756               22,691
Accrued straight-line rent                                                                      97,911               98,470
Other liabilities                                                                              127,812              111,175
                                                                                          ------------          -----------

TOTAL LIABILITIES                                                                            2,325,745            1,409,039
                                                                                           -----------           ----------

Stockholders' equity:
Common stock, $0.50 par value;
     525,000,000 shares authorized; 191,249,797 shares
     issued and outstanding at November 30, 2004
     (203,899,395 at February 29, 2004)                                                         95,625              101,950
Capital in excess of par value                                                                 759,406              922,600
Retained earnings                                                                            1,165,149            1,199,411
Accumulated other comprehensive income                                                          34,555                    -
                                                                                           -----------          -----------

TOTAL STOCKHOLDERS' EQUITY                                                                   2,054,735            2,223,961
                                                                                           -----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $4,380,480           $3,633,000
                                                                                            ==========           ==========

See accompanying notes to consolidated financial statements.

                                  Page 4 of 28


                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)
                                                                                                  Nine Months Ended
                                                                                                     November 30
                                                                                             2004                  2003
                                                                                       ---------------        -------------
Operating Activities:
Net loss                                                                                 $     (23,764)       $    (178,830)
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities of continuing operations:
    Net loss from discontinued operations                                                        1,214               83,375
    Depreciation and amortization                                                              113,559              143,078
    Stock option expense                                                                        14,271               18,287
    Amortization of restricted stock awards                                                      5,942               11,312
    Loss on dispositions of property and equipment                                               2,262                  549
    Provision for deferred income taxes                                                        (82,063)               3,107
    Changes in operating assets and liabilities:
       Increase in accounts receivable, net                                                    (35,997)             (33,299)
       Decrease (increase) in retained interests in securitized receivables                     32,867              (98,732)
       Increase in merchandise inventory                                                      (832,085)          (1,241,342)
       Increase in prepaid expenses and other current assets                                    (7,078)             (66,780)
       Decrease in other assets                                                                 14,939                9,443
       Increase in accounts payable                                                            896,417              830,165
       Decrease in accrued expenses and other current liabilities,
           and accrued income taxes                                                             (7,327)             (37,483)
       (Decrease) increase in accrued straight-line rent and other liabilities                  (2,542)              10,460
                                                                                         -------------       --------------
Net cash provided by (used in) operating activities of
    continuing operations                                                                       90,615             (546,690)
                                                                                         -------------       --------------
Investing Activities:
--------------------
Proceeds from the sale of the private-label finance operation                                  475,857                    -
Acquisitions, net of cash acquired of $30,615                                                 (268,668)                   -
Purchases of property and equipment                                                           (207,755)            (134,251)
Proceeds from sales of property and equipment                                                   86,490               21,257
                                                                                         -------------       --------------
Net cash provided by (used in) investing activities of
    continuing operations                                                                       85,924             (112,994)
                                                                                          ------------        --------------
Financing Activities:
--------------------
Proceeds from short-term debt, net                                                              10,183                    -
Principal payments on long-term debt                                                           (15,081)              (1,024)
Repurchase and retirement of common stock                                                     (210,052)             (13,941)
Issuances of common stock, net                                                                  20,849                9,610
Dividends paid                                                                                 (10,498)             (10,968)
                                                                                         -------------       --------------
Net cash used in financing activities of continuing operations                                (204,599)             (16,323)
                                                                                         -------------       --------------
Net cash (used in) provided by discontinued bankcard finance operation                          (4,282)             246,680
Effect of exchange rate changes on cash                                                          1,349                    -
                                                                                         -------------       --------------
Decrease in cash and cash equivalents                                                          (30,993)            (429,327)
Cash and cash equivalents at beginning of year                                                 783,471              884,670
                                                                                         -------------       --------------
Cash and cash equivalents at end of period                                               $     752,478       $      455,343
                                                                                         =============       ==============

See accompanying notes to consolidated financial statements. See Note 13 for supplemental cash flow information.


                                  Page 5 of 28


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The consolidated financial statements of the company conform to accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation. Due to the seasonal nature of the company's business, interim results are not indicative of results for the entire fiscal year. The company's consolidated financial statements included in this report should be read in conjunction with the notes to the audited financial statements incorporated by reference in the company's fiscal 2004 Annual Report on Form 10-K.

     On May 12, 2004, the company acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed its acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. InterTAN is a leading consumer electronics retailer of both private-label and internationally branded products with headquarters in Barrie, Ontario, Canada. InterTAN operates through retail stores and dealer outlets in Canada under the trade names RadioShack(R), Roger Plus(R) and Battery Plus(R). In addition to enabling Circuit City to accelerate the offering of private-label merchandise to its customers, the acquisition of InterTAN gives Circuit City its first presence in the Canadian market. See Note 3 for additional discussion of the acquisition.

     On May 25, 2004, the company completed the sale of its private-label finance operation, comprised of its private-label and co-branded Visa credit card programs, to Chase Card Services, formerly Bank One
     Corporation. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income. The company also entered into a Consumer Credit Card Program Agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers of the company. The company is compensated under the program agreement primarily based on the number of new accounts opened less promotional financing costs that exceed a negotiated base amount. After the sale date, the earnings contribution from the program agreement has been included in net sales and operating revenues on the consolidated statement of operations. See Note 12 for additional discussion concerning the sale of the private-label finance operation and the consumer credit agreement.

     On November 18, 2003, the company completed the sale of its bankcard finance operation, which included Visa and MasterCard credit card receivables and related cash reserves. Results from the bankcard finance operation are presented as results from discontinued operations. See Note 2 for additional discussion concerning the sale of the bankcard finance operation.

     Certain prior year amounts have been reclassified to conform to the current presentation.

2.   Discontinued Operations

     On November 18, 2003, the company completed the sale of its bankcard finance operation to FleetBoston Financial. Results from the bankcard finance operation are presented as results from discontinued operations. The sale agreement included a transition services agreement under which employees of the company's finance operation continued to service the bankcard accounts until final conversion of the bankcard portfolio to FleetBoston, which occurred on April 2, 2004. Through that date, FleetBoston reimbursed the company for operating costs incurred during the transition period. The company incurred severance costs ratably through the final conversion date.

     The net earnings from discontinued operations totaled $25.5 million for the three months ended November 30, 2003. The total is comprised of $24.0 million of after-tax earnings from the discontinued bankcard operation and $1.5 million from the discontinued Divx operation due to a $2.3 million reduction in the provision for commitments under licensing agreements.

     For the nine months ended November 30, 2004, the net loss from discontinued operations totaled $1.2 million, which is comprised of post-closing adjustments related to the sale of the bankcard operation. The net loss from discontinued operations for the nine months ended November 30, 2003, was $83.4 million and is comprised of an after-tax net loss of $84.9 million from the discontinued bankcard operation and after-tax earnings of $1.5 million from the discontinued Divx operation.

     Cash flows related to the discontinued bankcard operation have been segregated on the consolidated statements of cash flows.

3.   Acquisition of InterTAN, Inc.

     On May 12, 2004, the company acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed its acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. This acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Accordingly, the company recorded the net assets at their estimated fair values, and included operating results in the consolidated financial statements since May 12, 2004. The company allocated the purchase price to the acquired assets and liabilities using available information. The purchase price allocation includes goodwill of $186.3 million and identifiable intangible assets of $28.0 million. Goodwill is not deductible for tax purposes. SFAS No. 142, "Goodwill and Intangible Assets," requires that goodwill and other intangible assets be evaluated for impairment at least annually. The identifiable intangible assets consist of contract-based intangibles and will be amortized on a straight-line basis over their estimated useful lives, which range from 4.5 years to 20 years. The company evaluated goodwill and the identifiable intangible assets during the second quarter of this fiscal year and will perform the impairment evaluation annually during the second quarter of each fiscal year. See Note 9 and Note 13 for additional discussion of goodwill and other intangible assets.

     Selected historical and pro forma financial information assuming the acquisition had been consummated at the beginning of fiscal 2004 was as follows:


                                                                  Three Months Ended                   Nine Months Ended
                                                                       November 30                        November 30
                                                                   2004           2003                2004           2003
     (Amounts in millions except per share data)               Historical       Pro Forma          Pro Forma       Pro Forma
     ------------------------------------------------------------------------------------        ---------------------------
     Net sales and operating revenues.......................     $2,493.4        $2,531.6           $6,984.3         $6,809.8
     Net loss from continuing operations....................     $    5.9        $   25.8           $   22.3         $   94.8
     Net loss per share from continuing
       operations...........................................     $   0.03        $   0.13           $   0.11         $   0.46
     Net loss...............................................     $    5.9        $    0.3           $   23.5         $  178.2
     Net loss per share.....................................     $   0.03        $      -           $   0.12         $   0.86

     After Circuit City's March 31, 2004 announcement of its agreement to acquire InterTAN, RadioShack Corporation asserted early termination of its licensing and other agreements with InterTAN. On April 5, 2004, RadioShack filed suit against InterTAN, and amended that suit on April 27, 2004 (the "RadioShack litigation"). InterTAN disputes the termination scenarios alleged by RadioShack and is vigorously defending against those claims. On May 11, 2004, InterTAN asserted a counterclaim seeking a declaration under U.S. federal trademark law that the use of the RadioShack marks is proper. Circuit City was added as a necessary party to that litigation and removed the matter to Federal Court in the Northern District of Texas. On May 12, 2004, Circuit City filed its own suit in Federal Court in the Northern District of Texas seeking a declaration under U.S. federal trademark law that the use of the marks in Canada is proper (the "Circuit City litigation"). InterTAN has cross-claimed against RadioShack based on federal trademark law and remedies for business disparagement. On December 9, 2004, the federal court remanded the RadioShack litigation back to the Texas state court. On December 14, 2004, the federal court granted RadioShack's motion to dismiss the Circuit City litigation and the related InterTAN cross-claims.

     Circuit City believes that RadioShack is not entitled to early termination of the agreements and that InterTAN has substantial defenses to the RadioShack claims. Circuit City and InterTAN intend to vigorously pursue all claims and defend the claims in the RadioShack litigation. Circuit City believes that this litigation will not have a material adverse effect on the company's financial condition or results of operations.

4.   Finance Income

     Finance income includes the results from the company's private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation to Chase Card Services, through May 25, 2004, the date the company completed the sale.

     For the three and nine months ended November 30, 2004 and 2003, the components of pretax finance income were as follows:

                                                                       Three Months Ended                   Nine Months Ended
                                                                           November 30                         November 30
     (Amounts in millions)                                            2004            2003               2004            2003
     -------------------------------------------------------------------------------------              -----------------------
     Securitization income......................................     $  -            $ 25.3              $28.1            $83.0
     Less: Payroll and fringe benefit expenses..................        -               7.0                7.6             22.6
             Other direct expenses..............................        -              12.7               14.9             38.0
                                                                     ----------------------             -----------------------
     Finance income.............................................     $  -            $  5.6             $  5.6            $22.4
                                                                     ======================             =======================

     Securitization income primarily is comprised of the gain on the sale of receivables generated by the company's private-label finance operation, income from retained interests in the credit card receivables and income related to servicing the receivables, as well as the impact of increases or decreases in the fair value of the retained interests. Securitization income is reduced by payroll, fringe benefits and other costs directly associated with the management and securitization of the private-label receivables.

5.   Stock-Based Compensation

     Effective December 1, 2003, the company adopted the fair value based method of accounting for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption of this standard was applied using the retroactive restatement method as defined in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table sets forth the effect of the retroactive restatement for adoption of SFAS No. 123.

     (Amounts in thousands                                              Three Months Ended                 Nine Months Ended
      except per share data)                                             November 30, 2003                 November 30, 2003
     -------------------------------------------------------------------------------------                 -----------------
     Net loss from continuing operations:
       Previously reported......................................              $24,073                             $83,321
       Restated for adoption of SFAS No. 123....................              $28,055                             $95,455
     Net loss per share from continuing operations:
       Basic:
          Previously reported...................................              $  0.12                             $  0.40
          Restated for adoption of SFAS No. 123.................              $  0.14                             $  0.46

       Diluted:
          Previously reported...................................              $  0.12                             $  0.40
          Restated for adoption of SFAS No. 123.................              $  0.14                             $  0.46

     The fair value of each stock option granted by the company is estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                               Three Months Ended                  Nine Months Ended
                                                                   November 30                        November 30
                                                             2004             2003               2004             2003
-------------------------------------------------------------------------------------           -----------------------
     Expected dividend yield..........................       0.5%            1.1%                0.6%             1.1%
     Expected stock volatility........................        63%             76%                 64%              76%
     Risk-free interest rates.........................         3%              2%                  4%               3%
     Expected lives (in years)........................         5               5                   4                5

     Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted was $8.25 per option for the three months ended November 30, 2004, and $6.61 per option for the nine months ended
     November 30, 2004. The weighted average fair value of options granted was $3.76 per option for the three months ended November 30, 2003, and $3.59 per option for the nine months ended November 30, 2003.

     See Note 15 for a discussion of SFAS No. 123(R), which was issued by the Financial Accounting Standards Board in December 2004.

6.   Comprehensive Income (Loss)

     The components of the company's comprehensive income (loss) consist of the net loss and other comprehensive income. Other comprehensive income is comprised of foreign currency translation adjustments and is recorded net of deferred income taxes directly to stockholders' equity.

     The components of comprehensive income (loss), net of taxes, were as follows:

                                                                       Three Months Ended                   Nine Months Ended
                                                                           November 30                         November 30
     (Amounts in millions)                                            2004            2003                2004              2003
     ---------------------------------------------------------------------------------------            ------------------------
     Net loss...................................................     $ (5.9)          $(2.5)            $(23.8)          $(178.8)
     Foreign currency translation...............................       25.0               -               34.6                 -
                                                                     -----------------------            -----------------------
     Comprehensive income (loss)................................      $19.1           $(2.5)            $ 10.8           $(178.8)
                                                                      =====================             ========================

7.   Net (Loss) Earnings per Share

     For the three and nine months ended November 30, 2004 and 2003, no options or restricted stock were included in the calculation of diluted net loss per share because the company reported a loss from continuing operations. Options to purchase 17.4 million shares of common stock with exercise prices ranging from $3.10 to $27.21 and restricted stock amounting to 2.3 million shares were outstanding at November 30, 2004. Options to purchase
     18.6 million shares of common stock with exercise prices ranging from $5.61 to $27.21 per share and restricted stock amounting to 3.6 million shares were outstanding at November 30, 2003.

8.   Restricted Cash

     The sale of the private-label finance operation eliminated the company's obligation to restrict cash for settlement obligations. During the second quarter of fiscal 2005, the company settled the remaining liquidity restrictions on the cash of First North American National Bank, the company's wholly owned national bank subsidiary, as part of the liquidation of that subsidiary. As a result, the company did not have any cash or cash equivalents held by the company's regulated subsidiaries and thus all cash and cash equivalents were available for general corporate purposes at November 30, 2004. Cash and cash equivalents held by the company's regulated subsidiaries and not available for general corporate purposes were $61.6 million at February 29, 2004.

9.   Goodwill and Other Intangible Assets

     The changes in the carrying amount of goodwill by reportable segment for the nine months ended November 30, 2004, were as follows:

                                                                     Domestic              International
     (Amounts in millions)                                       Retail Operation         Retail Operation             Total
     -------------------------------------------------------------------------------------------------------------------------
     Balance at February 29, 2004............................         $   -                   $     -                $      -
     Goodwill resulting from acquisitions....................           2.5                     189.3                   191.8
     Changes in foreign currency exchange rates..............             -                      32.2                    32.2
                                                                      -----                   -------                 -------
     Balance at November 30, 2004............................          $2.5                    $221.5                  $224.0
                                                                       ====                    ======                  ======

     Acquired intangible assets at November 30, 2004, were as follows:

                                                                         At November 30, 2004
                                                                               Weighted
                                                             Gross              Average
                                                           Carrying          Amortization              Accumulated
     (Dollar amounts in millions)                           Amount         Period (in years)          Amortization
     -------------------------------------------------------------------------------------------------------------
     Dealer-relationship contracts................            $15.2               20.0                    $0.4
     Vendor contract..............................             11.7               10.0                     0.5
     Employment agreements........................              5.8                4.5                     0.6
     Other........................................              2.9                2.9                     0.5
                                                             ------                                      -----
     Total........................................            $35.6                                       $2.0
                                                              =====                                      =====


     Amortization expense for amortizing intangible assets was $1.0 million for the three months ended November 30, 2004, and $2.0 million for the nine months ended November 30, 2004. The company did not have any amortization expense in the first quarter of fiscal 2005. Estimated amortization expense for fiscal 2005 is $3.1 million. Estimated amortization expense for the next five fiscal years is $4.3 million in 2006, $4.1 million in 2007, $3.5 million in 2008, $2.9 million in 2009, and $1.9 million in 2010. These amortization expense estimates are subject to fluctuations in foreign currency exchange rates. See Note 3 and Note 13 for additional discussion of goodwill and other intangible assets.

10.  Common Stock Repurchased

     In January 2003, the company's board of directors authorized the repurchase of up to $200 million of common stock. In June 2004, the board authorized a $200 million increase in its stock repurchase authorization for an aggregate authorization of $400 million. During the three months ended November 30, 2004, the company repurchased and retired 4.5 million shares under that authorization at a cost of $69.4 million. For the nine months ended November 30, 2004, the company repurchased and retired 15.6 million shares under that authorization at a cost of $210.1 million. As of November 30, 2004, the company had repurchased and retired 24.8 million shares of common stock under that authorization at a cost of $294.4 million. Based on the market value of the common stock at November 30, 2004, the remaining $105.6 million authorized would allow the company to repurchase up to approximately 4 percent of the 191.2 million shares then outstanding.

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

     The components of the net pension expense for the plans were as follows:

                                                                  Three Months Ended                   Nine Months Ended
                                                                       November 30                        November 30
     (Amounts in thousands)                                      2004             2003               2004            2003
     -----------------------------------------------------------------------------------         --------------------------
     Service cost...........................................   $   3,497        $  3,968           $10,492          $11,905
     Interest cost.........................................        3,898           3,316            11,694            9,947
     Expected return on plan assets........................       (4,093)         (3,630)          (12,278)         (10,889)
     Amortization of prior service cost....................          119             119               356              356
     Amortization of recognized actuarial loss.............        1,255             818             3,765            2,454
     Adjustment due to the freezing of the plans...........          243               -               243                -
                                                               -------------------------        ---------------------------
     Net pension expense...................................    $   4,919          $4,591           $14,272          $13,773
                                                               =========================           ========================

     On October 18, 2004, the board of directors approved an amendment to freeze both the pension and benefit restoration plans, effective February 28, 2005. Once the pension plan is frozen, all eligible associates will retain any benefits accumulated to the effective date, but will no longer be eligible to increase their benefit. Eligible employees will continue to earn vesting credit toward the pension plan's vesting requirements. Employees who would be eligible to retire under both plans' early or normal retirement provisions on or before February 29, 2008, are considered grandfathered employees and are not subject to the plan changes.

     Circuit City made no contributions to its defined benefit pension plan during the first nine months of fiscal 2005. The company intends to make any contributions to the defined benefit pension plan that would be necessary to meet ERISA minimum funding standards and any additional contributions as needed to ensure that the fair value of plan assets at February 28, 2005, exceeds the accumulated benefit obligation. The company expects to make a contribution of approximately $20 million in fiscal 2005. The company's expected contribution for the restoration plan is $463,000, which is equal to the expected benefit payments for the plan.

12.  Segment Information

     The company has two reportable segments: its domestic retail operation and its international retail operation. The company identified these segments based on its management reporting structure and the nature of the products and services offered by each segment. The domestic retail operation segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers and entertainment software in the United States. The international retail operation segment is primarily engaged in the business of selling private-label and internationally branded consumer electronics products in Canada. Prior to the second quarter of fiscal 2005, the company had a third reportable segment, its finance operation. The company completed the sale of its private-label finance operation, comprised of its private-label and Visa co-branded credit card programs, to Chase Card Services on May 25, 2004. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income. See Note 4 for additional discussion of finance income. The company has entered into an arrangement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers of the company and providing credit card services to all cardholders. After the sale date, the earnings contribution from that arrangement has been included in net sales and operating revenues on the consolidated statement of operations and is included in the domestic retail segment. Net credit revenues of $1.9 million for the third quarter include new account activation revenues of $13.3 million offset by promotional financing cost of $11.5 million. Net credit revenues of $8.3 million for the first nine months of the current fiscal year include new account activation revenues of $24.3 million offset by promotional financing cost of $16.1 million.

     The accounting policies for the company's segments are the same as those set forth in Note 14 below and Note 2 to the company's audited consolidated financial statements incorporated by reference in the company's fiscal 2004 Annual Report on Form 10-K.

     Revenue by reportable segment and the reconciliation to the consolidated statements of operations were as follows:


                                                                      Three Months Ended              Nine Months Ended
                                                                           November 30                     November 30
     (Amounts in millions)                                            2004            2003             2004           2003
     ----------------------------------------------------------------------------------------      --------------------------
     Domestic retail operation.................................     $2,351.4         $2,407.4        $6,623.6        $6,496.4
     International retail operation............................        142.0                -           281.4               -
     Finance operation.........................................            -             25.3            28.1            83.0
                                                                  ---------------------------      --------------------------
     Total revenue.............................................      2,493.4          2,432.7         6,933.1         6,579.4
     Less: securitization income*..............................            -             25.3            28.1            83.0
                                                                  ---------------------------      --------------------------
     Net sales and operating revenues .........................     $2,493.4         $2,407.4        $6,905.0        $6,496.4
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

     The loss or earnings from continuing operations before income taxes by reportable segment and the reconciliation to the consolidated statements of operations were as follows:

                                                                     Three Months Ended                Nine Months Ended
                                                                           November 30                   November 30
     (Amounts in millions)                                            2004          2003              2004           2003
     -------------------------------------------------------------------------------------         -----------------------
     Domestic retail operation.................................     $(17.6)        $(48.3)           $(55.5)       $(172.7)
     International retail operation............................        8.9              -              15.0              -
     Finance operation.........................................          -            5.6               5.6           22.4
                                                                  -----------------------          -----------------------
     Loss from continuing operations before income
         taxes.................................................   $   (8.7)        $(42.7)           $(34.9)       $(150.3)
                                                                  ======================             =====================

     Total  assets  by  reportable   segment  and  the   reconciliation  to  the
     consolidated balance sheets were as follows:

                                                               At November 30        At February 29
     (Amounts in millions)                                            2004                 2004
     -----------------------------------------------------------------------------  -------------------
     Domestic retail operation................................      $3,906.3              $3,031.7
     International retail operation...........................         474.2                     -
     Finance operation........................................             -                 601.3
                                                                  ----------            ----------
     Total assets.............................................      $4,380.5              $3,633.0
                                                                    ========              ========

     Goodwill and intangible assets by reportable segment were as follows:

                                                                 At November 30        At February 29
     (Amounts in millions)                                            2004                 2004
     -----------------------------------------------------------------------------  -------------------
     Domestic retail operation................................      $    4.9              $   -
     International retail operation...........................         252.6                  -
                                                                    --------              --------
     Total goodwill and intangible assets.....................        $257.5              $   -
                                                                      ======              ========

13.  Supplemental Consolidated Statement of Cash Flows Information

     The following table summarizes supplemental cash flow information for the nine months ended November 30, 2004.

                                                                                     Nine Months Ended
     (Amounts in thousands)                                                          November 30, 2004
     -----------------------------------------------------------------------------------------------------
     Supplemental schedule of non-cash investing and financing
       activities:
       Capital lease obligation..................................................      $     2,754
                                                                                       ===========

     Acquisition of InterTAN:
       Fair value of assets acquired:
          Cash and cash equivalents.............................................       $    30,615
          Merchandise inventory.................................................            88,837
          Property and equipment, net...........................................            42,614
          Goodwill..............................................................           186,261
          Other intangible assets...............................................            28,000
          Other assets..........................................................            12,744
                                                                                       -----------
          Total fair value of assets acquired...................................           389,071

       Less:
          Liabilities assumed...................................................            92,638
          Cash acquired.........................................................            30,615
          Stock options issued..................................................             6,498
                                                                                       -----------
       Acquistion of InterTAN, net of cash acquired.............................          $259,320
                                                                                          ========

     Other acquisitions:
       Fair value of assets acquired............................................       $    13,413
       Less: liabilities assumed................................................             4,065
                                                                                       -----------
       Other acquisitions.......................................................       $     9,348
                                                                                       ===========

14.  Foreign Currency Translation

     The local currency of InterTAN, the Canadian dollar, is its functional currency. For reporting purposes, assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, income and expense items are translated using monthly average exchange rates. The effects of exchange rate changes on net assets of InterTAN are recorded in equity as accumulated other comprehensive income. See Note 6 for additional discussion of other comprehensive income. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses in the consolidated statement of operations.

15.  Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements. SFAS No. 123(R) will be effective for the company's third quarter of fiscal 2006. The company has not yet determined the impact of adopting this standard. See Note 5 for information regarding the company's adoption of SFAS No. 123.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 12, 2004, we acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed the acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. InterTAN is a leading consumer electronics retailer of both private-label and internationally branded products with headquarters in Barrie, Ontario, Canada. InterTAN operates through retail stores and dealer outlets in Canada under the trade names RadioShack(R), Rogers Plus(R) and Battery Plus(R). In addition to enabling us to accelerate the offering of private-label merchandise to our customers, the acquisition of InterTAN gives us our first presence in the Canadian market.

On May 25, 2004, we completed the sale of our private-label finance operation, comprised of our private-label and co-branded Visa credit card programs, to Chase Card Services, formerly Bank One Corporation. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income. We also entered into a Consumer Credit Card Program Agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers. As part of the program agreement, we plan to jointly develop and introduce new features, products and services to drive additional sales. We are compensated under the program primarily based on the number of new accounts opened less promotional financing costs that exceed a negotiated base amount. Chase Card Services is obligated to offer special promotional financing terms to our customers. We determine the frequency, volume and, subject to certain limits, the terms of these promotions. Chase Card Services is compensated for these promotions in accordance with a negotiated fee schedule. The program agreement has an initial seven-year term with automatic three-year renewals. The agreement has customary representations, warranties, covenants, events of default and termination rights for an agreement of this type. After the sale date, the earnings contribution from the program agreement has been included in net sales and operating revenues on the consolidated statement of operations. See Note 12 to the consolidated financial statements in this report for additional discussion concerning the sale of the private-label finance operation.

On November 18, 2003, we completed the sale of our bankcard finance operation, which included Visa and MasterCard credit card receivables and related cash reserves. Results from the bankcard finance operation are presented as results from discontinued operations. See Note 1 and Note 2 to the consolidated financial statements in this report for additional discussion concerning the sale of the bankcard finance operation.

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

Accounting for Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives be evaluated for impairment on an annual basis, or more frequently if certain events occur or circumstances exist. We evaluated goodwill and identifiable intangible assets during the second quarter of this fiscal year and will perform the impairment evaluation annually during the second quarter of each fiscal year. Through the impairment test, goodwill, other intangible assets, and tangible assets and liabilities are divided among reporting units. If the fair value of those reporting units is less than the carrying value, then the implied fair value of the goodwill of the reporting unit must be compared to the carrying value of that goodwill. In the instance that the fair value of the goodwill is less than the carrying value, goodwill is deemed to be impaired and an impairment loss, equal to the excess of the carrying value over the fair value, must be recorded.

The performance of the goodwill impairment test is subject to significant judgment in determining the fair value of reporting units, the estimation of future cash flows, the estimation of discount rates, and other assumptions. Changes in these estimates and assumptions could have a significant impact on the fair value and/or goodwill impairment of each reporting unit.

RESULTS OF OPERATIONS

Our operations, in common with other retailers in general, are subject to seasonal influences. Historically, we have realized more of our net sales and net earnings in the fourth quarter, which includes the majority of the holiday selling season, than in any other fiscal quarter. The net earnings for any particular quarter are seasonally disproportionate to net sales since administrative and certain operating expenses remain relatively constant during the year. Therefore, quarterly results should not be relied upon as indicative of results for the entire fiscal year.


Net Sales and Operating Revenues

Total sales for the third quarter of fiscal 2005 increased 3.6 percent to $2.49 billion from $2.41 billion in last fiscal year's third quarter with comparable store merchandise sales decreasing 4.3 percent. Decreases in music and movie software sales accounted for approximately 160 basis points of the overall comparable store sales decline. A decrease in digital video service sales, principally driven by a business model change, accounted for approximately 120 basis points of the overall comparable store sales decrease. A decrease in wireless sales, principally driven by a business model change, accounted for approximately 90 basis points of the overall comparable store sales decrease. Total sales for this year's third quarter include domestic segment sales of $2.35 billion and international segment sales of $142.0 million. Total sales for the first nine months of fiscal 2005 increased 6.3 percent to $6.91 billion from $6.50 billion for the first nine months of last fiscal year with comparable store merchandise sales increasing 1.2 percent. Total sales for this year's first nine months include domestic segment sales of $6.62 billion and international segment sales of $281.4 million. Comparable store merchandise sales include merchandise sales from domestic stores that have been open for 12 full calendar months and from all relocated stores, as well as web-originated merchandise sales.

The domestic segment generates credit revenues from an consumer credit arrangement under which Chase Card Services offers private-label and co-branded credit cards to our customers. Net credit revenues of $1.9 million for the third quarter include new account activation revenues of $13.3 million offset by promotional financing cost of $11.5 million. New account activation revenues exceeded our expectations, helping us to build a customer base to which we can direct specific marketing programs. However, the cost of promotional financing was also higher than anticipated as we responded to more competitive financing offers in the marketplace. As a result, third quarter net credit revenues were approximately $5 million below our initial expectations. Net credit revenues of $8.3 million for the first nine months of the current fiscal year include new account activation revenues of $24.3 million offset by promotional financing cost of $16.1 million. We expect the lower-than-anticipated third quarter results will reduce pretax credit revenues below the $30 million annualized level we anticipated when we sold the private-label credit operation.

Neither the arrangement with Chase Card Services nor the international segment was in place last fiscal year. Prior to this year's second fiscal quarter, private-label and co-branded credit cards were made available through our wholly owned subsidiary, First North American National Bank and the related income was reported as finance income on the consolidated statements of operations. The international segment consists of the operations of InterTAN, Inc., which we acquired in May 2004, and thus, comparable store merchandise sales for the current fiscal year's third quarter and first nine months and total sales for the same periods of last fiscal year reflect domestic sales only.

Sales by segment for the three and nine months ended November 30, 2004 and 2003 were as follows.

                                                                     Three Months Ended                Nine Months Ended
                                                                           November 30                   November 30
(Dollar amounts in billions)                                          2004          2003             2004            2003
------------------------------------------------------------------------------------------        ------------------------
Domestic segment sales.........................................       $2.35         $2.41            $6.62          $6.50
International segment sales....................................        0.14             -             0.28              -
                                                                     --------------------          ----------------------
Net sales and operating revenues...............................       $2.49         $2.41            $6.91          $6.50
                                                                      ===================            ====================

The percent of merchandise sales represented by each major product category for the three and nine months ended November 30, 2004 and 2003, is shown below.
International segment sales are not included in sales by merchandise category.

                                                                 Three Months Ended                Nine Months Ended
                                                                     November 30                      November 30
                                                                2004             2003            2004             2003
--------------------------------------------------------------------------------------         -----------------------
Video.....................................................      43%              42%             42%               40%
Information technology....................................      29               31              33                33
Audio.....................................................      15               13              13                14
Entertainment.............................................      13               14              12                13
                                                              ----------------------           --------------------------
Total.....................................................     100%            100%             100%              100%
                                                              ======================           ==========================

Comparable store sales for the third quarter in the video category were relatively unchanged. Triple-digit comparable store sales growth in plasma displays, double-digit comparable store sales growth of LCD displays and digital imaging products and single-digit comparable store sales growth in digital televisions were offset by double-digit declines in tube television, DVD player and digital video service comparable store sales and a single-digit decline in camcorder comparable store sales. During the second quarter, our business model for digital satellite services changed to substitute lower hardware cost for activation revenue.

For the third quarter, in the audio category, we produced a single-digit comparable store sales increase. Double-digit comparable store sales growth in both portable audio products, driven by digital audio products such as MP3 players, and mobile audio products, driven primarily by satellite radio, was partially offset by a double-digit comparable store sales decline in home audio products.

A single-digit comparable store sales decrease in the information technology category in the third quarter reflects single-digit comparable store sales declines in both personal computer hardware and accessories. In personal computer hardware, double-digit comparable store sales declines in desktop computers, monitors and printers were partially offset by double-digit comparable store sales growth in notebook computers. During the third quarter, we launched Verizon Wireless stores within more than 570 stores. Verizon Wireless operates the stores, and we receive revenue, which is included in total and comparable store sales, for each new handset activation. In the past, total and comparable store sales included sales of wireless handsets and accessories, and revenues received for upgrades and new subscribers.

In the entertainment category, we produced a double-digit comparable store sales decrease, reflecting double-digit comparable store sales declines in video software and music software and a single-digit comparable store sales decline in game products, for the third quarter.


The following table provides the numbers of our domestic segment stores:

                                                         Nov. 30, 2004        Feb. 29, 2004       Nov. 30, 2003
------------------------------------------------------------------------      --------------       ------------
Superstores.......................................            622                  599                  618
Mall-based stores.................................              5                    5                    5
                                                             ----                 ----                 ----
Total domestic segment stores.....................            627                  604                  623
                                                             ====                 ====                 ====

In the third quarter of fiscal 2005, we opened 18 Superstores, fully remodeled one store and relocated a total of 12 Superstores. For the first nine months of fiscal 2005, we opened 22 new Superstores, fully remodeled one Superstore and relocated 22 Superstores, of which one Superstore was a replacement for a Superstore we closed in late fiscal 2004. We currently expect to relocate approximately seven more Superstores and open another nine new Superstores in the fourth quarter of the current fiscal year.

The following table provides the numbers of international segment stores and dealer outlets:

                                                       November 30, 2004
------------------------------------------------------------------------
Company-operated stores...........................            518
Dealer outlets....................................            394
Rogers Wireless stores............................             87
Battery Plus stores...............................             27
                                                           ------
Total international segment stores................          1,026
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

Our domestic retail operation sells extended warranty programs on behalf of unrelated third parties that are the primary obligors. Because the third parties are the primary obligors under these contracts, commission revenue for the unrelated-third-party extended warranty plans is recognized at the time of sale. For our domestic retail operation segment, the total extended warranty commission revenue included in total sales was $91.0 million, or 3.9 percent of domestic retail sales, in the third quarter of fiscal 2005, compared with $75.4 million, or 3.1 percent of sales, in last fiscal year's third quarter. The domestic extended warranty commission revenue included in total sales was $260.0 million, or 3.9 percent of domestic retail sales, in the first nine months of fiscal 2005, compared with $225.6 million, or 3.5 percent of sales, in the first nine months of last fiscal year. We believe that the increase primarily is due to better store-level execution. For our international retail operation segment, we are the primary obligor for our extended warranty programs. Accordingly, extended warranty revenue is deferred at point of sale and recognized as revenue over the life of the contract and was immaterial for the three and nine months ended November 30, 2004.

Gross Profit Margin

For the third quarter of fiscal 2005, the gross profit margin was 25.1 percent of sales, compared with 22.2 percent in the same period last fiscal year. The inclusion of the international segment's revenues and cost of sales, buying and warehousing contributed 87 basis points to this year's third quarter gross profit margin. The increase in the gross profit margin of our domestic segment of 207 basis points reflects
o     an  improvement  in  merchandise  gross  profit  margins,
o     an increase in extended warranty sales and
o continued increases in the efficiency of our product service and distribution operations.

The inclusion of net credit revenues in net sales and operating revenues had an immaterial impact on the third quarter gross profit margin.

For the first nine months of fiscal 2005, the gross profit margin was 24.4 percent of sales, compared with 22.6 percent for the same period last fiscal year. The inclusion of the international segment's revenues and cost of sales, buying and warehousing contributed 64 basis points to the gross profit margin for the first nine months of fiscal 2005. The increase in the gross profit margin of our domestic segment of 113 basis points for the first nine months of fiscal 2005 reflects
o continued increases in the efficiency of our product service and distribution operations and
o     an increase in extended warranty commission sales.

The inclusion of net credit revenues in net sales and operating revenues had an immaterial impact on the gross profit margin for the first nine months of fiscal 2005.

Finance Income

We completed the sale of our private-label finance operation, comprised of our private-label and co-branded Visa credit card programs, to Chase Card Services on May 25, 2004. Results from the private-label finance operation through the date of the sale, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income. See Note 1 and Note 12 to the consolidated financial statements in this report for additional discussion concerning the sale of our private-label finance operation.

For the three and nine months ended November 30, 2004 and 2003, the components of pretax finance income were as follows:

                                                                       Three Months Ended                   Nine Months Ended
                                                                           November 30                         November 30
(Amounts in millions)                                                 2004            2003               2004              2003
--------------------------------------------------------------------------------------------             ----------------------
Securitization income...........................................     $  -             $25.3               $28.1             $83.0
Less: Payroll and fringe benefit expenses.......................        -               7.0                 7.6              22.6
        Other direct expenses...................................        -              12.7                14.9              38.0
                                                                     ----------------------              ------------------------
Finance income..................................................     $  -             $ 5.6                $5.6             $22.4
                                                                     ======================               ========================

Securitization income primarily is comprised of the gain on the sale of receivables generated by our private-label finance operation, income from retained interests in the credit card receivables and income related to servicing the receivables, as well as the impact of increases or decreases in the fair value of the retained interests. Securitization income is reduced by payroll, fringe benefits and other costs directly associated with the management and securitization of the private-label receivables.

Selling, General and Administrative Expenses

                                                 Three Months Ended November 30                Nine Months Ended November 30
                                                 2004                 2003                     2004                   2003
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                 $(a)     Sales          $        Sales        $(b)        Sales        $         Sales
------------------------------------------------------------------------------------   ---------------------------------------------
Store expenses..........................     $557.4   22.3%        $520.0     21.6%       $1,529.7     22.1%     $1,443.3     22.2%
General and administrative
     expenses...........................       52.2    2.1           39.1      1.6           136.5      2.0         117.4      1.8
Remodel expenses........................        0.2      -            0.3        -             0.3        -          29.8      0.5
Relocation expenses.....................       14.9    0.6            9.8      0.4            33.3      0.5          18.9      0.3
Pre-opening expenses....................        7.5    0.3            4.2      0.2            12.0      0.2           7.3      0.1
Interest income.........................       (3.4)  (0.1)          (1.2)       -            (8.8)    (0.1)         (5.3)    (0.1)
                                          ------------------------------------------   ---------------------------------------------
Total  .................................     $628.8   25.2%        $572.2     23.8%       $1,703.0     24.7%     $1,611.4     24.8%
                                          =========================================    ============================================

(a) Includes international segment store expenses of $38.2 million and general and administrative expenses of $8.4 million.
(b) Includes international segment store expenses of $76.8 million and general and administrative expenses of $18.0 million.

Selling, general and administrative expenses were 25.2 percent of total sales in the third quarter of this fiscal year, compared with 23.8 percent of total sales in the same period last year. The inclusion of the international segment's revenues and selling, general and administrative expenses increased this year's third quarter expense-to-sales ratio by 46 basis points.

Our domestic segment's expense-to-sales ratio rose 99 basis points. The increase was driven by
o     the impact of the domestic total sales decrease;

o an increase of approximately 40 basis points in advertising expense, which reflects the launch of our new branding campaign in October; and
o an increase of approximately 20 basis points in relocation and remodel costs.

Selling, general and administrative expenses were 24.7 percent of total sales for the first nine months of fiscal 2005, compared with 24.8 percent of total sales in the same period last year. The inclusion of the international segment's revenues and selling, general and administrative expenses increased the expense-to-sales ratio by 38 basis points for the first nine months of fiscal 2005.

During the first nine months of fiscal 2005, our domestic segment's expense-to-sales ratio declined 52 basis points. The improvement in our domestic segment's ratio was primarily driven by
o a reduction of approximately 45 basis points in rent and occupancy costs as a percent of sales, largely driven by the closure of 19 underperforming stores in February 2004;
o a reduction of approximately 25 basis points in relocation and remodel expenses as a percent of sales, which reflects the large number of stores that were refixtured in last year's second quarter; and
o a reduction of approximately 20 basis points in payroll and fringe benefit costs as a percent of sales.

These improvements were partially offset by an increase of approximately 25 basis points in advertising expenses as a percent of sales, which reflects the launch of our new branding campaign in October 2004.

Income Taxes

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

Net Loss from Continuing Operations

The net loss from continuing operations was $5.9 million, or 3 cents per share, in the third quarter ended November 30, 2004, compared with the net loss from continuing operations of $28.1 million, or 14 cents per share, in the third quarter of last fiscal year. The international segment's results reduced the fiscal 2005 third quarter net loss from continuing operations by $5.5 million, or 3 cents per share.

For the nine months ended November 30, 2004, the net loss from continuing operations was $22.6 million, or 12 cents per share, compared with the net loss from continuing operations of $95.5 million, or 46 cents per share, for the same period last fiscal year. The international segment's results reduced the net loss from continuing operations for the first nine months of fiscal 2005 by $9.2 million, or 5 cents per share.

Net Earnings (Loss) from Discontinued Operations

On November 18, 2003, we completed the sale of our bankcard finance operation to FleetBoston Financial. Results from the bankcard finance operation are presented as results from discontinued operations. The sale agreement included a transition services agreement under which employees of our finance operation continued to service the bankcard accounts until final conversion of the bankcard portfolio to FleetBoston, which occurred on April 2, 2004. Through that date, FleetBoston reimbursed us for operating costs incurred during the transition period. We incurred severance costs ratably through the final conversion date.

The net earnings from discontinued operations totaled $25.5 million for the three months ended November 30, 2003. The total is comprised of $24.0 million of after-tax earnings from the discontinued bankcard operation and $1.5 million from the discontinued Divx operation due to a $2.3 million reduction in the provision for commitments under licensing agreements. For the nine months ended November 30, 2004, the after-tax net loss from discontinued operations totaled $1.2 million, which is comprised of post-closing adjustments related to the sale of the bankcard operation. The net loss from discontinued operations for the nine months ended

November 30, 2003, was $83.4 million and is comprised of an after-tax net loss of $84.9 million from the discontinued bankcard operation and after-tax earnings of $1.5 million from the discontinued Divx operation.

Operations Outlook

Our attention is focused on building value for shareholders by providing superior consumer electronics solutions to families. We remain focused on four basic areas: 1) driving store revenue growth, 2) growing Web-based revenues, 3) stabilizing gross profit margins and 4) bringing our overall cost and expense structure in line with our current level of revenues. We believe we have the right plan in place to combine profitable revenue growth with improved in-store execution, and we have the resources to execute that plan.

Growing domestic store revenues requires a focused team effort among numerous functions including store operations, merchandising, Circuit City Direct, marketing, real estate and finance. An important component of driving sales growth is the ongoing store revitalization plan, which incorporates opening new locations in vibrant trade areas, relocating stores to better locations within existing trade areas and, to a lesser extent, improving the performance of existing stores through remodeling activities designed to improve the shopping experience.

From the beginning of fiscal 2001 through November 30, 2004, 176 Superstores, or 28 percent of our 622 domestic Superstores, had been newly constructed, relocated or fully remodeled to provide a contemporary shopping experience with easy product access and more powerful merchandising displays. We expect that ratio to reach approximately 30 percent by the end of this fiscal year.

To provide enhanced information regarding the performance of our relocated and incremental stores, we are introducing return on invested capital reporting. Beginning in fiscal 2006, return on invested capital will be the sole statistical performance measure reported for our relocated and incremental stores.

Relocated Stores. At the end of the third quarter, we had 39 relocated stores that have been open for more than six months. In their first full six months following grand opening, these 39 stores have
o an average sales changes that was approximately 31 percentage points better than the sales pace of the remainder of the store base during the same time periods and
o     an internal rate of return of approximately 17 percent.

The 27 relocated stores open more than 12 months have produced the following results for their 12-month periods after grand opening:
o an average sales change that was approximately 27 percentage points better than the sales pace of the remainder of the store base during the same time periods;
o     a return on invested capital of approximately 11 percent; and
o a return on invested capital, excluding sublease costs on vacated stores, of approximately 19 percent.

Incremental Stores. Since initiation of the revitalization program, the company has opened 71 incremental stores. For the measured periods, incremental stores have produced the following results:
o a return on invested capital of approximately 14 percent measured at the end of the first full year after grand opening for the 42 stores that have been open for more than 12 months and
o a return on invested capital of approximately 19 percent measured at the end of the first two full years after grand opening for the 36 stores that have been more than 24 months.

We continue to anticipate that, as we add stores to the relocation base and incremental store base, the average results from relocated and incremental stores will vary.

Fiscal 2006 Domestic Store Opening Plan. For the year ending February 28, 2006, we expect to open 30 to 40 domestic stores, of which approximately half will be relocations. We expect to open five of the stores in the first quarter. We anticipate that capital expenditures, net of sale leasebacks and tenant improvement allowances, for our domestic and international segments combined will total approximately $150 million in fiscal 2006 and that expenses related to domestic store relocations will total approximately $28 million in fiscal 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires companies to recognize the compensation cost relating to share-based payment transactions in the financial statements. SFAS No. 123(R) will be effective for our third quarter of fiscal 2006. We have not yet determined the impact of adopting this standard.

FINANCIAL CONDITION

Liquidity and Capital Resources

At November 30, 2004, we had cash and cash equivalents of $752.5 million, compared with $783.5 million at February 29, 2004. The lower cash balance primarily reflects acquisition costs for InterTAN of $259.3 million, net of cash acquired, offset by net cash proceeds of $470.0 million from the sale of the private-label finance operation. During the first nine months of fiscal 2005, we also used $210.1 million of cash to repurchase common stock under our stock repurchase authorization.

At November 30, 2003, we had cash and cash equivalents of $455.3 million. The year-over-year change in the cash balance largely reflects the net cash proceeds of $470.0 million from the sale of the private-label finance operation and a $338.8 million reduction in domestic inventory, partly offset by acquisition costs for InterTAN of $259.3 million, net of cash acquired. Since the end of the third quarter of fiscal 2004 through November 30, 2004, we also used $280.5 million of cash to repurchase common stock under our stock repurchase authorization.

Operating Activities. For the nine months ended November 30, 2004, net cash provided by operating activities was $90.6 million, compared with net cash used in operating activities of $546.7 million for the nine months ended November 30, 2003. The increase in net cash provided by operating activities is primarily due to changes in merchandise inventory net of accounts payable and retained interests in securitized receivables.

Merchandise inventory increased by $832.1 million in the first nine months of fiscal 2005, compared with an increase of $1.24 billion in the first nine months of last fiscal year. The change in inventory begins to reflect an increased focus on working capital management, by more closely matching the timing of merchandise receipt into distribution centers and deployment to stores with expected sales levels, and selectively adjusting merchandise display quantities in some stores to reflect those individual store's sales.

Retained interests in securitized receivables decreased by $32.9 million in the first nine months of fiscal 2005, compared with an increase of $98.7 million in the first nine months of last fiscal year. The current year decrease relates to the sale of the private-label finance operation. The prior year increase reflects the completion of a $500 million private-label credit card securitization transaction to replace a maturing term securitization. During the third quarter of last fiscal year, we replaced a maturing term securitization with a variable funding program.

Investing Activities. For the nine months ended November 30, 2004, net cash provided by investing activities was $85.9 million compared with net cash used in investing activities of $113.0 million for the nine months ended November 30, 2003. The increase in net cash provided by investing activities is primarily due to cash proceeds of $475.9 million from the sale of the private-label finance operation offset by net acquisition costs for InterTAN of $259.3 million.

During the first nine months of fiscal 2005, we opened 44 of a planned for the year total of approximately 60 domestic Superstores, of which slightly less than half will be relocations. We anticipate that capital expenditures, net of sale leasebacks and tenant improvement allowances, for our domestic and international segments combined will total approximately $165 million this fiscal year, and will include approximately:

o     $35 million related to domestic store openings,
o $60 million related to domestic relocations, one remodel and store resets to incorporate the new Verizon features and Cool Gadgets,
o $60 million related to other items such as management information systems and the international segment, and
o     $10 million for real estate purchases.

We anticipate that expenses related to domestic store relocations and one remodel will total approximately $41 million this fiscal year. Through the first nine months, we incurred 81 percent of the anticipated remodel and relocation expenses.

We remain committed to revitalizing our store base, but we also are committed to only accepting sites that meet our rigorous standards. In fiscal 2006, we expect to open 30 to 40 domestic Superstores, of which approximately half will be relocations. We expect to open five of the stores in the first quarter of fiscal 2006. We anticipate that capital expenditures, net of sale leasebacks and tenant improvement allowances, for its domestic and international segments combined will total approximately $150 million in fiscal 2006 and that expenses related to domestic store relocations will total approximately $28 million in fiscal 2006.

Financing Activities. For the nine months ended November 30, 2004, net cash used in financing activities was $204.6 million, compared with net cash used in financing activities of $16.3 million for the nine months ended November 30, 2003. The change primarily reflects $210.1 million used to repurchase common stock during the first nine months of this fiscal year compared with $13.9 million used during the same period last fiscal year. Based on the market value of the common stock at November 30, 2004, the remaining $105.6 million, of the $400 million total stock repurchase authorization, would allow for the repurchase of up to approximately 4 percent of the 191.2 million shares then outstanding.

We have a $500 million revolving credit facility secured by inventory. On July 8, 2004, the credit agreement was amended to include InterTAN as a borrower. The amended credit agreement established a $400 million borrowing limit for our domestic retail operation and a $100 million borrowing limit for our international retail operation. At November 30, 2004, short-term borrowings on this facility were $12.6 million related to our international segment and outstanding letters of credit related to this facility were $70.0 million, leaving $417.4 million available for borrowing. We were in compliance with all covenants under this facility at November 30, 2004.

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

Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. The retail industry, and the specialty retail industry in particular, are dynamic by nature and have undergone significant changes in recent years. Our ability to anticipate and successfully respond to the continuing challenges of our industry is key to achieving our expectations. Important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements include

o changes in the amount and degree of promotional intensity exerted by current competitors and potential new competition from competitors using either similar or alternative methods or channels of distribution such as online and telephone shopping services and mail order;
o changes in general economic conditions including, but not limited to, consumer credit availability, interest rates, inflation, personal discretionary spending levels, trends in consumer retail spending, both in general and in our product categories, and consumer sentiment about the economy in general;
o the presence or absence of, or consumer acceptance of, new products or product features in the merchandise categories we sell and changes in our merchandise sales mix;
o     significant changes in retail prices for products we sell;
o changes in availability or cost of financing for working capital and capital expenditures, including financing to support development of our business;
o     lack of availability or access to sources of inventory;
o the impact of inventory and supply chain management initiatives on inventory levels and profitability;
o     inability to liquidate excess inventory should excess inventory develop;
o failure to successfully implement sales and profitability improvement programs for our Circuit City Superstores, including our store revitalization plan;
o our ability to continue to generate strong sales growth through our Web site;
o availability of appropriate real estate locations for relocations and new stores;
o     the cost and timeliness of new store openings and relocations;
o consumer reaction to new store locations and changes in our store design and merchandise;
o our ability and the ability of Chase Card Services to successfully integrate our retail business with the third party credit card program being offered by Chase Card Services;
o the extent to which customers respond to promotional financing offers and the types of promotional terms the company offers;
o future levels of sales activity and the acceptance of the Chase Card Services third party credit program, including the related rewards component, by consumers on an ongoing basis;
o our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;
o changes in production or distribution costs or costs of materials for our advertising;
o     effectiveness of the company's brand awareness and marketing programs;
o     successful implementation of our customer service initiatives;
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to us or our competitors, the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws;
o our ability to integrate and operate InterTAN successfully and to realize the anticipated benefits of the transaction, including successfully introducing InterTAN's products in our domestic Superstores and realizing inventory purchasing synergies;
o timely production and delivery of private-label merchandise and level of consumer demand for those products;
o     reduced investment returns in our pension plan;
o     changes in our anticipated cash flow;
o adverse results in significant litigation matters, including the outcome and impact on InterTAN of litigation instituted by RadioShack Corporation to terminate InterTAN's right to use the RadioShack(R) name in Canada and related rights to purchase merchandise through RadioShack;
o currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies; and
o     the regulatory and trade environment in the U.S. and Canada.

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

Inventory Purchases

A portion of InterTAN's purchases are from vendors requiring payment in U.S. dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN's management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors. At November 30, 2004, U.S. dollar open purchase orders totaled approximately $18.8 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $1.9 million for those orders. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product-pricing action, where appropriate.

Translation of Financial Results

Fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results due to the acquisition of InterTAN. We do not hedge against the possible impact of this risk. A 10 percent adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the company's management, including the chief executive officer and chief financial officer, the company has evaluated the effectiveness of its "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective. There were no changes in the company's internal control over financial reporting in the quarter ended November 30, 2004, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

On April 5, 2004, RadioShack filed suit against InterTAN in Tarrant County, Texas, and amended that suit on April 27, 2004 (the "RadioShack litigation"). InterTAN disputes the various termination scenarios alleged by

RadioShack and is vigorously defending against those claims. On May 11, 2004, InterTAN asserted a counterclaim seeking a declaration under U.S. federal trademark law that the use of the RadioShack marks is proper. Circuit City was added as a necessary party to that litigation and removed the matter to Federal Court in the Northern District of Texas. On May 12, 2004, Circuit City filed its own suit in Federal Court in the Northern District of Texas seeking a declaration under U.S. federal trademark law that the use of the marks in Canada is proper (the "Circuit City litigation"). InterTAN has cross-claimed against RadioShack based on federal trademark law and remedies for business disparagement. On December 9, 2004, the federal court remanded the RadioShack litigation back to the Texas state court. On December 14, 2004, the federal court granted RadioShack's motion to dismiss the Circuit City litigation and the related InterTAN cross-claims.

Circuit City believes that RadioShack is not entitled to early termination of the agreements and that InterTAN has substantial defenses to the RadioShack claims. Circuit City and InterTAN intend to vigorously pursue all claims and defend the claims in the RadioShack litigation. Circuit City believes that this litigation will not have a material adverse effect on the company's financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended November 30, 2004:


                                                                                                                      Maximum Dollar
                                                                                                  Total Number         Value of
                                                                                                   of Shares           Shares that
                                                                                   Average        Purchased as           May Yet Be
                                                           Total Number             Price        Part of Publicly        Purchased
                                                            of Shares               Paid             Announced         Under the
(Amounts in millions except per share data)                  Purchased            per Share           Program             Program*
----------------------------------------------------------------------------------------------------------------------------------
September 1 - September 30, 2004....................             -                 $    -                  -               $175.0
October 1 - October 31, 2004........................           4.5                 $15.43                4.5               $105.6
November 1 - November 30, 2004......................             -                 $    -                  -               $105.6
                                                               ---                                      ----
Total Fiscal 2005 Third Quarter.....................           4.5                 $15.43                4.5
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

      10.1 Circuit City Stores, Inc. Benefit Restoration Plan, As Amended and Restated Effective February 28, 2005, filed as Exhibit 10.1 to the company's Form 8-K filed on October 29, 2004 (File 1-5767), is expressly incorporated herein by this reference.*

      10.2 Circuit City Stores, Inc. Supplemental 401(k) Plan, Effective March 1, 2005, filed as Exhibit 10.2 to the company's Form 8-K filed on October 29, 2004 (File 1-5767), is expressly incorporated herein by this reference.*

      10.3 Circuit City Stores, Inc. Executive Deferred Compensation Plan, as Amended and Restated, Effective December 31, 2004, filed herewith.*

      10.4 First Amendment to Amended and Restated Credit Agreement dated as of November 17, 2004, among Circuit City Stores, Inc., as Lead
               Borrower for the Borrowers, the Borrowers party thereto, the Lenders party thereto, and as Administrative Agent and Collateral Agent for the Lenders, filed herewith.*

      10.5 Employment agreement between the company and Philip J. Schoonover effective October 4, 2004, filed as Exhibit 10.1 to the company's Form 8-K filed on October 4, 2004 (File 1-5767), is expressly incorporated herein by this reference.*

      31.1     Rule   13a-14(a)/15d-14(a)   Certification   of  CEO  under  Rule
               13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

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


                                                 CIRCUIT CITY STORES, INC.
                                                 (Registrant)



                                By:   /s/ W. Alan McCollough
                                      ------------------------
                                      W. Alan McCollough
                                      Chairman, President and
                                      Chief Executive Officer



                                By:   /s/ Michael E. Foss
                                      ------------------------
                                     Michael E. Foss
                                     Senior Vice President and
                                     Chief Financial Officer



                                By:   /s/ Philip J. Dunn
                                      --------------------------------------
                                      Philip J. Dunn
                                      Senior Vice President, Treasurer,
                                      Corporate Controller and
                                      Chief Accounting Officer





January 7, 2005

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

10.1 Circuit City Stores, Inc. Benefit Restoration Plan, As Amended and Restated Effective February 28, 2005, filed as Exhibit 10.1 to the company's Form 8-K filed on October 29, 2004 (File 1-5767), is expressly incorporated herein by this reference.*

10.2 Circuit City Stores, Inc. Supplemental 401(k) Plan, Effective March 1, 2005, filed as Exhibit 10.2 to the company's Form 8-K filed on October 29, 2004 (File 1-5767), is expressly incorporated herein by this reference.*

10.3 Circuit City Stores, Inc. Executive Deferred Compensation Plan, as Amended and Restated, Effective December 31, 2004, filed herewith.*

10.4 First Amendment to Amended and Restated Credit Agreement dated as of November 17, 2004, among Circuit City Stores, Inc., as Lead Borrower for the Borrowers, the Borrowers party thereto, the Lenders party thereto, and as Administrative Agent and Collateral Agent for the Lenders, filed herewith.*

10.5 Employment agreement between the company and Philip J. Schoonover effective October 4, 2004, filed as Exhibit 10.1 to the company's Form 8-K filed on October 4, 2004 (File 1-5767), is expressly incorporated herein by this reference.*

31.1 Rule 13a-14(a)/15d-14(a) Certification of CEO under Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

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