Form 10-Q
period 2005-05-31
CIRCUIT CITY STORES INC
filed 2005-07-08
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2005
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------ to -----

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at June 30, 2005
Common Stock, par value $0.50                             185,622,900


A Table of Contents is included on Page 2 and an Exhibit Index is included on Page 26.



                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Statements of Operations -
                     Three Months Ended May 31, 2005 and 2004                                             3

                     Consolidated Balance Sheets -
                     May 31, 2005 and February 28, 2005                                                   4

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 2005 and 2004                                             5

                     Notes to Consolidated Financial Statements                                           6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              12

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                             22

      Item 4.     Controls and Procedures                                                                22

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                                                      22

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                            23

      Item 6.     Exhibits                                                                               24

SIGNATURES                                                                                               25

EXHIBIT INDEX                                                                                            26


                                  Page 2 of 26


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)

                                                                                              Three Months Ended
                                                                                                   May 31
                                                                                            2005              2004
                                                                                         ----------        ----------
Net sales and operating revenues                                                         $2,228,450        $2,094,381
Cost of sales, buying and warehousing                                                     1,670,549         1,599,662
                                                                                         ----------        ----------
Gross profit                                                                                557,901           494,719
Finance income                                                                                    -             5,564
Selling, general and administrative expenses                                                575,325           502,229
Stock-based compensation expense                                                              3,327             5,954
Interest expense                                                                                395               350
                                                                                         ----------        ----------
Loss from continuing operations before income taxes                                         (21,146)           (8,250)
Income tax benefit                                                                           (8,037)           (3,016)
                                                                                         ----------        ----------
Net loss from continuing operations                                                         (13,109)           (5,234)
Net loss from discontinued operation                                                              -              (707)
                                                                                         ----------        ----------
Net loss                                                                                 $  (13,109)       $   (5,941)
                                                                                         ==========        ==========

Weighted average common shares:
    Basic                                                                                   184,729           199,429
                                                                                         ==========        ==========
    Diluted                                                                                 184,729           199,429
                                                                                         ==========        ==========
Net loss per share:
    Basic:
       Continuing operations                                                             $    (0.07)       $    (0.03)
       Discontinued operation                                                                     -                 -
                                                                                         ----------        ----------
                                                                                         $    (0.07)       $    (0.03)
                                                                                         ==========        ==========
    Diluted:
       Continuing operations                                                             $    (0.07)       $    (0.03)
       Discontinued operation                                                                     -                 -
                                                                                         ----------        ----------
                                                                                         $    (0.07)       $    (0.03)
                                                                                         ==========        ==========


Cash dividends paid per share                                                             $  0.0175        $   0.0175
                                                                                          =========        ==========

See accompanying notes to consolidated financial statements.


                                  Page 3 of 26



                   Circuit City Stores, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                        May 31, 2005     Feb. 28, 2005
                                                                                        ------------     -------------
                                                                                        (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $  598,317        $  879,660
Short-term investments                                                                     200,339           125,325
Accounts receivable, net                                                                   164,517           172,995
Merchandise inventory                                                                    1,677,981         1,459,520
Deferred income taxes                                                                       27,602            29,518
Income tax receivable                                                                       13,003                 -
Prepaid expenses and other current assets                                                   44,261            18,697
                                                                                        ----------        ----------

Total current assets                                                                     2,726,020         2,685,715

Property and equipment, net of accumulated depreciation of
     $1,125,881 and $1,104,137                                                             716,640           738,802
Deferred income taxes                                                                       84,518            73,558
Goodwill                                                                                   206,267           215,884
Other intangible assets, net of accumulated amortization of
     $3,810 and $3,035                                                                      30,057            31,331
Other assets                                                                                42,687            44,092
                                                                                        ----------        ----------

TOTAL ASSETS                                                                            $3,806,189        $3,789,382
                                                                                        ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                        $1,169,508        $  961,718
Accrued expenses and other current liabilities                                             220,331           228,966
Accrued income taxes                                                                             -            72,274
Current installments of long-term debt                                                       1,329               888
                                                                                        ----------        ----------

Total current liabilities                                                                1,391,168         1,263,846

Long-term debt, excluding current installments                                              12,134            11,522
Accrued straight-line rent and deferred rent credits                                       234,045           230,426
Accrued lease termination costs                                                             96,196           104,234
Other liabilities                                                                           90,764            91,920
                                                                                        ----------        ----------

TOTAL LIABILITIES                                                                        1,824,307         1,701,948
                                                                                        ----------        -----------

Stockholders' equity:
Common stock, $0.50 par value;
     525,000,000 shares authorized; 182,981,087 shares
     issued and outstanding at May 31, 2005
     (188,150,383 at February 28, 2005)                                                     91,491            94,075
Capital in excess of par value                                                             640,635           721,038
Retained earnings                                                                        1,228,936         1,247,221
Accumulated other comprehensive income                                                      20,820            25,100
                                                                                        ----------        ----------

TOTAL STOCKHOLDERS' EQUITY                                                               1,981,882         2,087,434
                                                                                        ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $3,806,189        $3,789,382
                                                                                        ==========        ==========
See accompanying notes to consolidated financial statements.


                                  Page 4 of 26


                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                             Three Months Ended
                                                                                                   May 31
                                                                                           2005             2004
                                                                                        ---------         --------
Operating Activities:
Net loss                                                                                $ (13,109)       $  (5,941)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
    Loss from discontinued operation                                                            -              707
    Depreciation and amortization                                                          40,796           38,952
    Stock option expense                                                                    2,732            4,011
    Amortization of restricted stock awards                                                   269           1,722
    Loss on dispositions of property and equipment                                          1,179             660
    Provision for deferred income taxes                                                     3,255          (71,444)
    Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable, net                                     10,384           (6,517)
       Decrease in retained interests in securitized receivables                                -           32,867
       (Increase) decrease in merchandise inventory                                      (220,837)          74,072
       Increase in prepaid expenses and other current assets                              (24,594)         (22,552)
       Decrease in other assets                                                               324            5,541
       Increase in accounts payable                                                       208,489           71,038
       Decrease in accrued expenses, other current liabilities and
           accrued income taxes                                                           (96,780)          (6,341)
       Decrease in other long-term liabilities                                             (6,425)          (8,463)
                                                                                        ---------        ---------
Net cash (used in) provided by operating activities of continuing
       operations                                                                         (94,317)         108,312
                                                                                        ---------        ---------

Investing Activities:
Proceeds from the sale of the private-label finance operation                                   -          472,710
Acquisitions, net of cash acquired of $30,615                                                   -         (265,456)
Purchases of property and equipment                                                       (33,272)         (42,694)
Proceeds from sales of property and equipment                                              10,605           15,803
Purchases of investment securities                                                        (99,638)               -
Proceeds from maturities of investment securities                                          25,000                -
                                                                                        ---------        ---------
Net cash (used in) provided by investing activities of continuing
       operations                                                                         (97,305)         180,363
                                                                                        ---------        ---------

Financing Activities:
Principal payments on long-term debt                                                         (341)          (2,412)
Repurchases of common stock                                                               (92,918)         (71,054)
Issuances of common stock, net                                                              8,906            1,223
Dividends paid                                                                             (3,300)          (3,575)
Redemption of preferred share purchase rights                                              (1,876)               -
                                                                                        ---------        ---------
Net cash used in financing activities of continuing operations                            (89,529)         (75,818)
                                                                                        ---------        ---------
Net cash used in discontinued bankcard finance operation                                        -           (6,169)
Effect of exchange rate changes on cash                                                      (192)             412
                                                                                        ---------        ---------

(Decrease) increase in cash and cash equivalents                                         (281,343)         207,100
Cash and cash equivalents at beginning of year                                            879,660          783,471
                                                                                        ---------        ---------
Cash and cash equivalents at end of period                                              $ 598,317        $ 990,571
                                                                                        =========        =========

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

     The domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software and services in Circuit City Superstores and mall-based stores in the United States and via the Web at www.circuitcity.com. At May 31, 2005, the company's domestic segment operated 612 Superstores and five mall-based stores in 158 U.S. media markets.

     The international segment is comprised of the operations of InterTAN, Inc. On May 12, 2004, the company acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed its acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. In addition to giving Circuit City a greater product-sourcing capability and the ability to accelerate the offering of private-label merchandise to its customers, the acquisition of InterTAN gives the company its first presence in the Canadian market. InterTAN is a leading consumer electronics retailer of both private-label and brand-name products with headquarters in Barrie, Ontario, Canada. InterTAN operates through retail stores and dealer outlets in Canada under the trade names THE SOURCE BY CIRCUIT CITYSM, RadioShack(R), Rogers Plus(R) and Battery Plus(R). At May 31, 2005, the international segment was in the process of re-branding stores operated by InterTAN under license from RadioShack(R) Corporation to THE SOURCE BY CIRCUIT CITYSM as a result of the ongoing litigation with RadioShack(R). At that date, the international segment conducted business through 967 retail stores and dealer outlets, which consisted of 522 InterTAN-owned stores, 330 dealer outlets, 90 Rogers Plus(R) stores and 25 Battery Plus(R) stores. The international segment also operates a Web site at www.thesourcecc.ca. See Note 2 for additional discussion of the litigation.

     On May 25, 2004, the company completed the sale of its private-label finance operation, comprised of its private-label and co-branded Visa credit card programs, to Chase Card Services, formerly Bank One
     Corporation. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income for the quarter ended May 31, 2004. The company also entered into a Consumer Credit Card Program Agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers. The company is compensated under the program agreement primarily based on the number of new accounts opened less promotional financing costs that exceed a negotiated base amount. The net results from the program agreement are included in net sales and operating revenues on the consolidated statements of operations.

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist only of normal, recurring adjustments, necessary for a fair presentation. Due to the seasonal nature of the company's business, interim results are not necessarily indicative of results for the entire fiscal year. The company's consolidated financial statements included in this report should be read in conjunction with the notes to the audited financial statements in the company's fiscal 2005 Annual Report on Form 10-K.

     Certain prior year amounts have been reclassified to conform to the current presentation.

2.   Litigation

     After Circuit City's March 31, 2004, announcement of its agreement to acquire InterTAN, RadioShack(R) Corporation asserted early termination of its licensing and other agreements with InterTAN. On April 5, 2004, RadioShack(R) filed suit against InterTAN, and amended that suit on April 27, 2004 (the "RadioShack(R) litigation"). InterTAN disputes the termination scenarios alleged by RadioShack(R) and is vigorously defending against those claims. InterTAN also has filed claims for disparagement and unfair business practices against RadioShack(R). The parties argued a RadioShack(R) motion for partial summary judgment on February 3, 2005. On March 24, 2005, the court issued an order on that motion stating that the agreements were terminated no later than December 31, 2004. Under the ruling, InterTAN's rights under the three agreements expired June 30, 2005.

     Circuit City continues to believe that RadioShack(R) is not entitled to early termination of the agreements and that InterTAN has substantial defenses to the RadioShack(R) claims. InterTAN intends to continue vigorously defending the claims in the RadioShack(R) litigation and to exercise its rights under the agreements, as well as any appeal rights. Circuit City believes that this litigation will not have a material adverse effect on the company's financial condition or results of operations for the 2006 fiscal year.

3.   Finance Income

     Finance income for the three months ended May 31, 2004, includes the results from the company's private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation to Chase Card Services, through May 25, 2004, the date the company completed the sale.

     For the three months ended May 31, 2004, the components of pretax finance income were as follows:

                                                              Three Months Ended
     (Amounts in millions)                                       May 31, 2004
     ---------------------------------------------------------------------------
     Securitization income................................           $28.1
     Less: Payroll and fringe benefit expenses............             7.6
             Other direct expenses........................            14.9
                                                            --------------------
     Finance income.......................................           $ 5.6
                                                            ====================

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

4.   Stock-Based Compensation

     The company uses the fair value based method of accounting for stock-based compensation.

     The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                       Three Months Ended
                                                              May 31
                                                      2005            2004
     --------------------------------------------------------------------------
     Expected dividend yield......................     0.5%           0.6%
     Expected stock volatility....................      55%            65%
     Risk-free interest rates.....................       4%             4%
     Expected lives (in years)....................       4              5

     Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted was $7.23 per share during the quarter ended May 31, 2005, and $6.03 per share during the quarter ended May 31, 2004.

5.   Comprehensive Loss

     The components of the company's comprehensive loss consist of the net loss and other comprehensive (loss) income. Other comprehensive (loss) income is comprised of foreign currency translation adjustments and is recorded net of deferred income taxes directly as a component of stockholders' equity.

     The components of comprehensive loss, net of taxes, were as follows:

                                                        Three Months Ended
                                                             May 31
     (Amounts in millions)                             2005            2004
     -----------------------------------------------------------------------
     Net loss......................................   $(13.1)          $(5.9)
     Foreign currency translation..................     (4.3)            3.3
                                                   -------------------------
     Comprehensive loss............................   $(17.4)          $(2.6)
                                                   =========================

6.   Net Loss Per Share

     For the three months ended May 31, 2005 and 2004, no stock options or restricted stock were included in the calculation of diluted net loss per share because the company reported a loss from continuing operations.

     Shares excluded were as follows:

                                                         Three Months Ended
                                                               May 31
     (Shares in millions)                               2005            2004
     ---------------------------------------------------------------------------
     Options to purchase common stock.................   15.2            17.3
     Restricted stock.................................    1.6             2.5

7.   Common Stock Repurchased

     The company's board of directors has authorized stock repurchases up to $800 million, of which $359.8 million remained available at May 31, 2005. The company repurchased 6.1 million shares of common stock at a cost of $96.1 million during the three months ended May 31, 2005. The company repurchased 5.8 million shares of common stock at a cost of $71.1 million during the same period last fiscal year. As of May 31, 2005, the company had repurchased 34.5 million shares of common stock at a cost of $440.2 million.

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

     The pension plan was frozen as of February 28, 2005, except for employees who were (i) within three years of their early retirement date or normal retirement date; (ii) had reached their early or normal retirement date; or
     (iii) were permanently disabled before March 1, 2005. As a result, all affected employees retain any benefits accumulated to the effective date, but are no longer eligible to increase their benefit. The benefit restoration plan was frozen as of February 28, 2005, to provide benefits for participants who, as of that date, were within 10 years of attaining their early retirement date or normal retirement date.

     The components of the net pension expense for the plans were as follows:

                                                        Three Months Ended
                                                              May 31
     (Amounts in thousands)                              2005             2004
     --------------------------------------------------------------------------
     Service cost...................................   $   925          $ 3,817
     Interest cost..................................     3,456            3,906
     Expected return on plan assets.................    (4,508)          (4,101)
     Recognized prior service cost..................        54              119
     Recognized actuarial loss......................       265            1,255
                                                    ---------------------------
     Net pension expense............................   $   192          $ 4,996
                                                    ===========================

     Circuit City made no pension plan contributions during the first quarter of fiscal 2006. The company intends to make any contributions to the defined benefit pension plan necessary to meet ERISA minimum funding standards and will make any additional contributions as needed to ensure that the fair value of plan assets at February 28, 2006, exceeds the accumulated benefit obligation. The company does not expect to make a contribution in fiscal 2006.

     A contribution of $618,000, which is equal to the expected benefit payments for fiscal 2006, is expected to be made to the restoration plan during fiscal 2006. Benefit payments during the first quarter were $115,850.

9.   Discontinued Operation

     On November 18, 2003, the company completed the sale of its bankcard finance operation to FleetBoston Financial. Bankcard results are presented as results from discontinued operation.

     For the quarter ended May 31, 2004, the net loss from the discontinued bankcard finance operation totaled $707,000, which is comprised of post-closing adjustments related to the sale of the bankcard operation. Cash flows related to the discontinued operation have been segregated on the consolidated statements of cash flows.

10.  Segment Information

     The company has two reportable segments: its domestic segment and its international segment. The company identified these segments based on its management reporting structure and the nature of the products and services offered by each segment. The domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers and entertainment software in the United States. The international segment is primarily engaged in the business of selling private-label and brand-name consumer electronics products in Canada. Prior to the second quarter of fiscal 2005, the company had a third reportable segment, its finance operation. The company completed the sale of its private-label finance operation, comprised of its private-label and Visa co-branded credit card programs, to Chase Card Services on May 25, 2004. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income for the three months ended May 31, 2004. See
     Note 3 for additional discussion of finance income. The company has entered into an arrangement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers and providing credit card services to all cardholders. Net credit expenses from that arrangement of $526,000 for the quarter ended

     May 31, 2005, are included in the domestic retail segment's net sales and operating revenues on the consolidated statement of operations.

     Revenue by reportable segment and the reconciliation to the consolidated statements of operations were as follows:

                                                        Three Months Ended
                                                             May 31
     (Amounts in millions)                              2005           2004
     --------------------------------------------------------------------------
     Domestic segment..............................   $2,115.2        $2,072.7
     International segment.........................      113.2            21.7
     Finance operation.............................          -            28.1
                                                   ---------------------------
     Total revenues................................    2,228.5         2,122.5
     Less:  securitization income*.................          -            28.1
                                                   ---------------------------
     Net sales and operating revenues .............   $2,228.5        $2,094.4
                                                   ===========================

     *Securitization income is included in finance income, which reflects the results of the finance operation and is reported separately from net sales and operating revenues on the statements of operations.

     The net loss from continuing operations by reportable segment was as follows:

                                                             Three Months Ended
                                                                  May 31
     (Amounts in millions)                                  2005          2004
     -------------------------------------------------------------------------
     Domestic segment.................................. $   (7.1)        $(9.1)
     International segment.............................     (6.0)          0.4
     Finance operation.................................        -           3.5
                                                        ----------------------
     Net loss from continuing operations...............   $(13.1)        $(5.2)
                                                        ======================

     Total assets by reportable segment were as follows:

                                           At May 31          At February 28
     (Amounts in millions)                   2005                 2005
     -------------------------------------------------------------------------
     Domestic segment..................... $3,370.3              $3,354.7
     International segment................    435.8                 434.7
                                          ------------------------------------
     Total assets......................... $3,806.2              $3,789.4
                                           ===================================

11.  Supplemental Consolidated Statement of Cash Flows Information

     The following table summarizes supplemental cash flow information for the three months ended May 31, 2004.

                                                                   Three Months Ended
     (Amounts in millions)                                              May 31, 2004
     ------------------------------------------------------------------------------------
     Supplemental schedule of non-cash investing and financing
       activities:
       Capital lease obligation....................................        $   2.8
                                                                         =========

     Acquisition of InterTAN:
       Fair value of assets acquired:
           Cash and cash equivalents...............................        $   30.6
           Merchandise inventory...................................            93.0
           Property and equipment, net.............................            42.6
           Goodwill................................................           172.6
           Other intangible assets.................................            37.5
           Other assets............................................             8.7
                                                                         ----------
           Total fair value of assets acquired.....................           384.9

       Less:
           Liablities assumed......................................            88.7
           Cash acquired...........................................            30.6
           Stock options issued....................................             6.5
                                                                         ----------
       Acquistion of InterTAN, net of cash acquired................          $259.1
                                                                         ==========

   Acquisition of MusicNow:
       Fair value of assets acquired...............................        $    7.6
       Less: liabilities assumed...................................             1.3
                                                                         ----------
       Acquistion of MusicNow......................................        $    6.3
                                                                         ==========

12.  Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires companies to record compensation expense based on the fair value of employee stock-based compensation awards. The statement also requires that the compensation expense be recognized over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) will be effective for the company's first quarter of fiscal 2007. The company has not yet determined the impact of adopting this standard.

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

On May 25, 2004, we completed the sale of our private-label finance operation, comprised of our private-label and co-branded Visa credit card programs, to Chase Card Services, formerly Bank One Corporation. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income. We also entered into a Consumer Credit Card Program Agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers. As part of the program agreement, we jointly develop and introduce new features, products and services to drive additional sales. We are compensated under the program primarily based on the number of new accounts opened less promotional financing costs that exceed a negotiated base amount. Chase Card Services is obligated to offer special promotional financing terms to our customers. We determine the frequency, volume and, subject to certain limits, the terms of these promotions. Chase Card Services is compensated for these promotions in accordance with a negotiated fee schedule. The program agreement has an initial seven-year term with automatic three-year renewals. The agreement has customary representations, warranties, covenants, events of default and termination rights for an agreement of this type. The net results from the program agreement are included in net sales and operating revenues on the consolidated statements of operations.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies under Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2005 Annual Report on Form 10-K. These policies relate to accounting for cash consideration received from vendors, the calculation of the liability for lease termination costs, accounting for goodwill and other identified intangible assets, accounting for stock-based compensation expense, accounting for pension plans and accounting for income taxes.

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

Summary of Segment Performance

Where relevant, we have included separate discussions of our domestic and international segments. Our domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software and services in our Superstores and mall-based stores in the United States and via the Web at www.circuitcity.com. Our international segment is  primarily  engaged in the  business  of  selling  private-label  and brand-name consumer electronics products in Canada and via the Web at www.thesourcecc.ca and principally includes the operations of InterTAN, Inc., which we acquired in May 2004. Consolidated results include results from InterTAN from the acquisition date. Prior to the second quarter of fiscal 2005, we had a third reportable segment, our finance operation. The following tables summarize performance by segment.


SEGMENT PERFORMANCE SUMMARY

                                                  Three Months Ended May 31, 2005
(Amounts in millions)                        Domestic     International    Consolidated
---------------------------------------------------------------------------------------
Net sales and operating revenues.............  $2,115.2       $113.2        $2,228.5
Gross profit.................................  $  512.9       $ 45.0        $  557.9
Selling, general and administrative
    expenses.................................  $  520.9       $ 54.4        $  575.3
Net (loss) from continuing operations........  $   (7.1)      $ (6.0)       $  (13.1)


                                                           Three Months Ended May 31, 2004
(Amounts in millions)                             Domestic     International     Finance    Consolidated
---------------------------------------------------------------------------------------------------------
Net sales and operating revenues...............    $2,072.7         $21.7         $  -         $2,094.4
Gross profit...................................    $  486.1         $ 8.6         $  -         $  494.7
Finance income.................................    $      -         $   -         $5.6         $    5.6
Selling, general and administrative
    expenses...................................    $  494.3         $ 7.9         $  -         $  502.2
Net (loss) earnings from continuing
    operations.................................    $   (9.1)        $ 0.4          $3.5        $   (5.2)


Net Sales and Operating Revenues

Consolidated

For the first quarter of fiscal 2006, our total sales increased 6.4 percent to $2.23 billion, and comparable store sales were unchanged from the prior year. A store's sales are included in comparable store sales after the store has been open for a full 12 months. In addition, comparable store sales include Web-originated sales and sales from relocated stores. International segment sales will not be included in the company's comparable store sales until the quarter ending August 31, 2005.

Domestic Segment

For the first quarter of fiscal 2006 the domestic segment's net sales and operating revenues were $2.12 billion, an increase of 2.1 percent over the same period last fiscal year. Comparable store sales were unchanged from the prior year.

A decrease in wireless sales, principally driven by a business model change in the third quarter of fiscal year 2005, reduced the company's overall first quarter comparable store sales calculation by approximately 97 basis points. A decrease in digital video service sales, principally driven by a business model change in July 2004, reduced the company's overall first quarter comparable store sales calculation by approximately 106 basis points.

PERCENT OF DOMESTIC MERCHANDISE SALES BY CATEGORY

                                                     Three Months Ended
                                                           May 31
                                                   2005             2004
-------------------------------------------------------------------------
Video............................................   42%              42%
Information technology...........................   29               33
Audio............................................   16               13
Entertainment....................................   13               12
                                                  ----------------------
Total............................................  100%            100%
                                                  ======================

We produced a single-digit comparable store sales increase for the first quarter in the video category. Television comparable store sales increased by double-digits, led by triple-digit comparable store sales growth in flat panel displays. Growth in television sales and double-digit comparable store sales growth in digital imaging were partially offset by double-digit comparable store sales declines in camcorders, DVD players and digital video services.

A double-digit comparable store sales decline in the information technology category in the first quarter was driven by double-digit comparable store sales declines in personal computer hardware, including double-digit comparable store sales declines in desktop computers, monitors and printers and a single-digit comparable store sales decline in notebook computers. Comparable store sales for personal computer accessories were relatively unchanged.

For the first quarter, in the audio category, we produced a double-digit comparable store sales increase. Triple-digit comparable store sales growth in portable digital audio products and single-digit comparable store sales growth in mobile audio products were partially offset by a double-digit comparable store sales decline in home audio products.

In the entertainment category for the first quarter, we produced a single-digit comparable store sales increase, reflecting a double-digit comparable store sales increase in game products and a single-digit comparable store sales increase in video software, partially offset by a single-digit comparable store sales decline in music software.

The following table provides the number of our domestic segment stores:

DOMESTIC STORE MIX

                                               May 31, 2005     Feb. 28, 2005     May 31, 2004
----------------------------------------------------------------------------------------------
Superstores..................................       612              612               602
Mall-based stores............................         5                5                 5
                                             --------------------------------------------------
Total domestic segment stores................       617              617               607
                                             ==================================================

In fiscal 2006, we expect to open 30 to 40 Superstores in our domestic segment, of which slightly less than half are expected to be relocations. In the first quarter of fiscal 2006, we relocated three Superstores.

Extended Warranty Revenues. For our domestic segment, the total extended warranty revenue included in total sales was $85.1 million, or 4.0 percent of domestic sales, in the first quarter of fiscal 2006, compared with $77.2 million, or 3.7 percent of sales, in last fiscal year's first quarter.

The domestic segment sells extended warranty programs on behalf of unrelated third parties who are the primary obligors. Extended warranty sales carry higher-than-average gross profit margins.

Net Credit Revenues or Expenses. In May 2004, we sold our private-label finance operation to Chase Card Services. We entered into an arrangement under which Chase offers private-label and co-branded credit cards to both new and existing customers. Revenues from new account activations are offset by the cost associated with promotional financing over a predetermined base. The net credit revenues or expenses from the program are included in net sales and operating revenues on the consolidated statement of operations. Net credit expenses for the three months ended May 31, 2005, were $526,000, as costs associated with promotional financing more than offset revenue generated through new account activations.


International Segment

The international segment's net sales and operating revenues were $113.2 million for the first quarter of fiscal 2006, compared with $21.7 million from May 12 through May 31, 2004. The international segment consists of the operations of InterTAN, Inc., which Circuit City acquired in May 2004. International segment sales will not be included in the company's comparable store sales until the quarter ending August 31, 2005.

INTERNATIONAL STORE MIX

                                              May 31, 2005     Feb. 28, 2005     May 31, 2004
---------------------------------------------------------------------------------------------
InterTAN-owned stores.......................       522              521               509
Dealer outlets..............................       330              331               334
Roger Plus stores...........................        90               88                84
Battery Plus stores.........................        25               26                30
                                            --------------------------------------------------
Total international segment stores..........       967              966               957
                                            ==================================================

In addition to the 967 retail stores and dealer outlets open as of May 31, 2005, the international segment conducts business through 65 wholesale relationships. At February 28, 2005, the international segment maintained 64 wholesale relationships, and at May 31, 2004, it maintained 45 wholesale relationships.


Gross Profit Margin

Consolidated

The gross profit margin was 25.0 percent in the first quarter of fiscal 2006, compared with 23.6 percent in the same period last fiscal year. The higher gross profit margin for the first quarter of fiscal 2006 reflects the inclusion of the international segment for the full quarter, improved domestic store merchandise margin principally due to a lower mix of personal computer hardware, increased domestic extended warranty sales and increased efficiency in our domestic product service and distribution operations. The inclusion of the international segment contributed 62 basis points to the improvement.

Domestic Segment

For the first quarter of fiscal 2006, the domestic segment's gross profit margin of 24.3 percent increased 80 basis points from the same period last fiscal year. The change in the domestic gross profit margin reflects increased extended warranty sales, which carry higher-than-average gross profit margins; improved store merchandise margin principally due to a lower mix of personal computer hardware; and improvements in the efficiency of our product service and distribution operations.

International Segment

The international segment's gross profit margin in the first quarter of fiscal 2006 was 39.7 percent of international sales.

Finance Income

Finance income was $5.6 million in the three months ended May 31, 2004, and includes a portion of the loss on the sale of the private-label finance operation to Chase Card Services and the income generated by the private-label finance operation from the beginning of the fiscal year through the sale date.

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

Results from the bankcard finance operation are presented as results from discontinued operation on the consolidated financial statements; therefore, its results are not included in the "Components of Finance Income" table. See "Net Loss from Discontinued Operation."

Coincident with the sale of the private-label operation to Chase, we entered into an ongoing arrangement with Chase under which they offer private-label and co-branded credit cards to both new and existing customers. Results from that arrangement are included in net sales and operating revenues on the consolidated statement of operations.

COMPONENTS OF PRETAX FINANCE INCOME

                                                         Three Months Ended
 (Amounts in millions)                                    May 31, 2004
------------------------------------------------------------------------------
Securitization income..................................        $28.1
Less: Payroll and fringe benefit expenses..............          7.6
        Other direct expenses..........................         14.9
                                                       -----------------------
Finance income.........................................        $ 5.6
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


Selling, General and Administrative Expenses

Consolidated

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                           Three Months Ended May 31
                                         2005                   2004
                                              % of                    % of
(Dollar amounts in millions)          $(a)    Sales         $(b)      Sales
-----------------------------------------------------------------------------
Store expenses.....................  $502.0   22.5%        $457.6     21.9%
General and administrative
     expenses......................    77.4    3.5           43.9      2.1
Remodel expenses...................       -      -            0.1        -
Relocation expenses................     2.0    0.1            1.9      0.1
Pre-opening expenses...............     0.2      -            0.8        -
Interest income....................    (6.3)  (0.3)          (2.1)    (0.1)
                                   -----------------------------------------
Total  ............................  $575.3   25.8%        $502.2     24.0%
                                   ========================================

(a) Includes international segment store expenses of $34.3 million, general and administrative expenses of $20.3 million and interest income of $0.2 million.
(b) Includes international segment store expenses of $6.6 million and general and administrative expenses of $1.4 million.

Selling, general and administrative expenses were 25.8 percent of sales in this year's first quarter compared with 24.0 percent in last year's first quarter.

Of the 184 point increase in the expense ratio from the prior year's first quarter, the addition of the international segment added 106 basis points.

Domestic Segment

The domestic segment's expense-to-sales ratio increased 78 basis points in the first quarter of fiscal 2006 from the same period last fiscal year. The increase in the domestic segment's ratio for the first quarter reflects the impact of increased rent, occupancy and depreciation expenses of 43 basis points.

As part of our effort to upgrade and evolve our business, we are working with consultants from Infinitive to capture revenue and margin improvements in fiscal 2006 in our merchandising and marketing functions. We are also working with consultants from Boston Consulting Group, Inc. to develop and execute innovation initiatives that will drive the long-term growth in our business. We believe these investments are necessary and help position us for long-term success. Expenses associated with the aforementioned consulting services contributed 23 basis points to the increase in expense-to-sales ratio.

International Segment

The international segment's selling, general and administrative expenses for this year's first quarter were 48.1 percent of international segment sales. Included in the international segment's selling, general and administrative expenses are $11.9 million in expenses associated with the brand transition in Canada. The majority of these expenses directly relates to the write-down of RadioShack(R) branded inventory as a result of the ongoing litigation with RadioShack(R). We expect future expenses associated with brand transition to primarily relate to incremental advertising.


Stock-based Compensation Expense

Stock-based compensation expense was $3.3 million for the three months ended May 31, 2005, compared with $6.0 million for the three months ended May 31, 2004. The decrease reflects lower weighted-average fair values of recent grants and the complete vesting of grants during fiscal 2005 and the first quarter of fiscal 2006. The stock-based compensation expense for the three months ended May 31, 2004, includes compensation costs related to performance-based restricted stock grants. Under the terms of the restricted stock grant, vesting is contingent upon our achieving a targeted operating profit margin for fiscal 2006. During the fourth quarter of fiscal 2005, management determined that it is unlikely that the target will be met and, as a result, reversed the expense recorded to date.

Income Tax Provision

The effective income tax rate applicable to results from continuing operations was 38.0 percent for the three months ended May 31, 2005, and 36.6 percent for the three months ended May 31, 2004. The increase reflects the inclusion of the international segment for the full three months ended May 31, 2005, versus the inclusion for only 20 days for the three months ended May 31, 2004, as well as an increase in the provision for state and local taxes.


Net Loss from Continuing Operations

The net loss from continuing operations was $13.1 million, or 7 cents per share, in the first quarter ended May 31, 2005, compared with $5.2 million or 3 cents per share, in the first quarter of last fiscal year.


Net Loss from Discontinued Operation

On November 18, 2003, we completed the sale of our bankcard finance operation to FleetBoston Financial. Results from the bankcard finance operation are presented as results from discontinued operation. The net loss from the discontinued bankcard finance operation was $0.7 million for the quarter ended May 31, 2004.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires companies to record compensation expense based on the fair value of employee stock-based compensation awards. The statement also requires that the compensation expense be recognized over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) will be effective for our first quarter of fiscal 2007. We have not yet determined the impact of adopting this standard.

FINANCIAL CONDITION


Liquidity and Capital Resources

Operating Activities

We used net cash of $94.3 million from operating activities in the three months ended May 31, 2005, compared with generating net cash from operating activities of $108.3 million in the three months ended May 31, 2004. The largest use of cash in the three months ended May 31, 2005, was a $72.3 million decrease in accrued income taxes due to the payment of taxes. The generation of cash in the three months ended May 31, 2004, resulted from a reduction in merchandise inventory levels and an increase in accounts payable.

Investing Activities

For the three months ended May 31, 2005, net cash used in investing activities was $97.3 million and primarily related to the purchase of investment securities of $99.6 million. For the three months ended May 31, 2004, net cash provided by investing activities was $180.4 million and primarily related to cash proceeds of $472.7 million from the sale of the private-label finance operation partly offset by the acquisition of InterTAN, Inc. for $259.1 million, net of acquired cash of $30.6 million.

Financing Activities

The board of directors has authorized stock repurchases of up to $800 million, of which $359.8 million remained available at May 31, 2005. We repurchased 6.1 million shares of common stock at a cost of $96.1 million during the three months ended May 31, 2005. We repurchased 5.8 million shares of common stock at a cost of $71.1 million during the same period last fiscal year. As of May 31, 2005, we had repurchased 34.5 million shares of common stock at a cost of $440.2 million. Based on the market value of the common stock at May 31, 2005, the then remaining $359.8 million of the $800 million authorization would allow for the repurchase of up to approximately 12 percent of the 183.0 million shares then outstanding.

We have a $500 million, four-year revolving credit facility secured by inventory and accounts receivable. At May 31, 2005, we had no short-term borrowings under the facility. At May 31, 2005, outstanding letters of credit related to this facility were $61.7 million, leaving $438.3 million available for borrowing. We were in compliance with all covenants at May 31, 2005.

Cash, Cash Equivalents and Short-term Investments

At May 31, 2005, we had cash, cash equivalents and short-term investments of $798.7 million, compared with $1.0 billion at February 28, 2005. During the first quarter of fiscal 2006, we used $92.9 million of cash to repurchase common stock under our stock repurchase authorization. At May 31, 2004, we had cash and cash equivalents of $990.6 million. The year-over-year change in the cash balance primarily reflects the use of $281.7 million to repurchase common stock under the company's stock repurchase authorization.

Our primary sources of liquidity include available cash, borrowing capacity under the credit facility, landlord reimbursements and sale-leaseback transactions. We expect that our primary sources of liquidity will be sufficient to fund capital expenditures and working capital for the foreseeable future.

FISCAL 2006 OUTLOOK

Our strategy for improving our operations, financial performance and shareholder value includes the following:
o upgrading processes, systems and talent to improve the core business
o evolving the core business to generate incremental revenues and profits

o innovating to create new businesses, related to our core business, to produce long-term growth

Key initiatives to upgrade the core business support our fiscal 2006 financial outlook and include the following:
o store revitalization program
o promotional and marketing effectiveness
o product transition and pricing management
o best sourcing
o inventory management, including improved customer-perceived in-stock levels and reduced net-owned inventory
o collaborative vendor relationships
o information systems enhancements, including a new point-of-sale system and a company-wide data warehouse, as well as improved supply chain, merchandising and marketing systems

Key initiatives to evolve the core business include the following:
o portfolio management of merchandise product categories, matching our investments in merchandise product categories with the strategic intent of the specific business
o expanded service offerings, including expanded technology services offering nationwide, beginning in the second quarter of fiscal 2006
o continued investment in Circuit City brand awareness and in Circuit City Direct marketing, ensuring a consistent multi-channel brand
o improved customer experience led by Associate engagement
o reduction of performance gap between the best and the poorest performing stores

Key initiatives to innovate include the following:
o win in home entertainment - be the retail destination for home entertainment products and services
o digital home services - develop breakthrough consumer electronics service offerings
o multi-channel - move focus from transactions to relationships and provide solutions to customers wherever they want them

We reaffirm the following financial guidance for fiscal 2006:
o total sales growth of 3 percent to 6 percent, including domestic comparable store sales growth in the low single-digit range
o operating margin (earnings from continuing operations before income taxes as a percent of sales) of 1.3 percent to 2.3 percent

This outlook is based on the following assumptions:
o growth in the international segment
o 30 to 40 store openings, of which approximately 17 to 22 are expected to be new stores and 13 to 18 are expected to be relocations
o continued growth in our Circuit City Direct business
o more effective advertising and promotions to drive traffic
o an improved customer experience to increase the close rate
o enhanced customer perceived in-stock levels
o leverage in store expenses to be more than offset by investments in information systems and innovation and the inclusion of the international segment for the full year
o expenses related to domestic store relocations of $17 million
o effective income tax rate applicable to results from continuing operations for our domestic segment of 37.1 percent and for our international segment of 39.0 percent

Capital  expenditures,   net  of  landlord  reimbursements  and  sale  leaseback
transactions, are expected to total approximately $205 million, including the following components:
o $108 million related to information systems
o $69 million related to the opening of 30 to 40 stores
o $20 million related to the international segment

o $8 million related to store, distribution and other expenditures
We expect that a number of stores may not receive the upgraded point of sale system until fiscal 2007, which may reduce the anticipated information systems expenditures in fiscal 2006.


Expected Impact of International Segment Litigation

We are engaged in litigation  with  RadioShack(R)  Corporation  regarding  early termination of the licensing, merchandising and advertising agreements with RadioShack(R). Because of the ongoing legal conflict with RadioShack(R), we have taken steps to position our Canadian operations for continued success, regardless of the outcome of this litigation. As of June 30, 2005, we had re-branded virtually all stores operating under the RadioShack(R) name in Canada to THE SOURCE BY CIRCUIT CITYSM.

Potential positive impacts of this transition include the following:
o sales benefit from excitement generated by new brand
o discontinuation of payments to RadioShack(R) of royalty and other fees

Potential negative impacts of this transition include the following:
o sales disruption from replacing old brand
o expenses for advertising new brand
o capital expenditures and expenses for new store signage and inventory write-downs, which were incurred in the first quarter of fiscal 2006

We believe this litigation will not have a material adverse effect on our financial condition or ongoing results of operations for the 2006 fiscal year.

FORWARD-LOOKING STATEMENTS

The provisions of the Private Securities Litigation Reform Act of 1995 provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. We wish to take advantage of the "safe harbor" provisions of the Act. Our statements that are not historical facts, including statements about management's expectations for fiscal 2006 and beyond, are forward-looking statements and involve various risks and uncertainties. In most cases, you can identify our forward-looking statements by words such as "expect," "believe," "should," "may," "plan," "will" or similar words.

Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. The retail industry, and the specialty retail industry in particular, are dynamic by nature and have undergone significant changes in recent years. Our ability to anticipate and successfully respond to the continuing challenges of our industry is key to achieving our expectations. Important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements include the following:
o changes in the amount and degree of competition and promotional pressure exerted by current competitors and potential new competition from competitors using either similar or alternative methods or channels of distribution such as the Internet, telephone shopping services and mail order
o changes in general economic conditions including, but not limited to, financial market performance, consumer credit availability, interest rates, inflation, personal discretionary spending levels, trends in consumer retail spending, both in general and in our product categories, unemployment and consumer sentiment about the economy in general
o the presence or absence of, or consumer acceptance of, new products or product features in the merchandise categories we sell and changes in our merchandise sales mix
o the impact of new products and product features on the demand for existing products and the pricing and profit margins associated with the products we sell

o significant changes in retail prices for products we sell
o changes in availability or cost of financing for working capital and capital expenditures, including financing to support development of our business
o the lack of availability or access to sources of inventory or the loss or disruption in supply from one of our major suppliers
o the impact of inventory and supply chain management initiatives on inventory levels and profitability
o our inability to liquidate excess inventory should excess inventory develop
o failure to successfully implement sales and profitability improvement programs for our Circuit City Superstores, including our store revitalization plan
o our ability to continue to generate strong sales growth through our Web site and to generate sales and margin growth through expanded service offerings
o the availability of appropriate real estate locations for relocations and new stores
o the cost and timeliness of new store openings and relocations
o the impact to the average results from relocated and incremental stores as stores are added to the relocation base and incremental store base
o consumer reaction to new store locations and changes in our store design and merchandise
o the extent to which customers respond to promotional financing offers and the types of promotional terms we offer
o our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies
o changes in production or distribution costs or costs of materials for our advertising
o effectiveness of our advertising and marketing programs for increasing consumer traffic and sales
o the successful implementation of our customer service initiatives
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to us or our competitors, the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws
o reduced investment returns in our pension plan
o changes in our anticipated cash flow
o whether, when and in what amounts share repurchases may be made under our stock buyback authorization
o adverse results in significant litigation matters
o impacts from legal proceedings or other contingencies that, while not material to the company's financial position or on-going results of operations, may be material with respect to results of operations for a particular fiscal period
o the ultimate outcome of the litigation instituted by RadioShack(R) Corporation to terminate InterTAN's right to use the RadioShack(R) name in Canada and related rights to purchase merchandise through RadioShack(R), any associated costs, any change in competitive conditions, or any business disruption resulting from the re-branding of InterTAN's RadioShack(R) branded stores and dealer outlets in Canada
o currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies
o the regulatory and trade environment in the U.S. and Canada
o the disruption of global, national or regional transportation systems
o the occurrence of severe weather events or natural disasters that could significantly damage or destroy stores or prohibit consumers from traveling to our retail locations, especially during the peak holiday shopping season
o the successful execution of the initiatives to achieve revenue growth and increase gross profit margin underlying our projected 2006 results as discussed under "Fiscal 2006 Outlook" in MD&A

We believe our forward-looking statements are reasonable. However, undue reliance should not be placed on forward-looking statements, which are based on current expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the acquisition of InterTAN, we are exposed to market risk from potential changes in the U.S./Canadian currency exchange rates as they relate to inventory purchases and the translation of InterTAN's financial results.

Inventory Purchases

A portion of InterTAN's purchases are from vendors requiring payment in U.S. dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN's management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors. At May 31, 2005, U.S. dollar purchase orders totaled approximately $30.5 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $3.0 million. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, to the degree commercially feasible.

Translation of Financial Results

Fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results due to the acquisition of InterTAN. We do not hedge against the possible impact of this risk. A 10 percent adverse change in the foreign currency exchange rate would not have a significant impact on our consolidated results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There were no changes in the company's internal control over financial reporting in the quarter ended May 31, 2005, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 31, 2004, Circuit City announced a public tender offer to purchase the stock of InterTAN. Circuit City completed the acquisition and InterTAN became a wholly owned subsidiary of Circuit City on May 19, 2004. Among other things,
InterTAN  has  operated   retail   consumer   electronics   outlets   under  the
RadioShack(R) name in Canada under a licensing agreement with a subsidiary of RadioShack(R) Corporation. InterTAN has also operated under two other agreements with RadioShack(R) and its subsidiaries ("RadioShack(R)"): a merchandising agreement and an advertising agreement.

After the March 31, 2004 announcement, RadioShack(R) asserted early termination of all three agreements under a variety of theories and on a variety of proposed termination dates. RadioShack(R) asserts that

InterTAN failed to pay an annual fee in material breach of the advertising agreement and, alternatively, that a "without cause" termination of the advertising agreement triggers termination of the other agreements.

On April 5, 2004, RadioShack(R) filed suit against InterTAN in Tarrant County, Texas, and amended that suit on April 27, 2004 (the "RadioShack(R) litigation"). InterTAN disputes the various termination scenarios alleged by RadioShack(R) and is vigorously defending against those claims. InterTAN also has filed claims for disparagement and unfair business practices against RadioShack(R). The parties argued a RadioShack(R) motion for partial summary judgment on February 3, 2005. On March 24, 2005 the court issued an order on that motion stating that the three agreements were terminated no later than December 31, 2004. Under the ruling, InterTAN's rights under the three agreements expired June 30, 2005.

Circuit City continues to believe that RadioShack(R) is not entitled to early termination of the agreements and that InterTAN has substantial defenses to the RadioShack(R) claims. InterTAN intends to continue vigorously defending the claims and to exercise its rights under the agreements, as well as any appeal rights.

Because of the ongoing legal conflict with RadioShack(R), Circuit City has been taking steps to position its Canadian operations for continued success, regardless of the outcome of this litigation. Circuit City believes that this litigation will not have a material adverse effect on the company's financial condition or results of operations for the 2006 fiscal year.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended May 31, 2005:

                                                                                                                       Approximate
                                                                                             Total Number           Dollar Value of
                                                                                               of Shares              Shares that
                                                                              Average        Purchased as             May Yet Be
                                                       Total Number            Price        Part of Publicly           Purchased
                                                        of Shares              Paid             Announced                Under
(Amounts in millions except per share data)             Purchased             per Share         Program               the Program*
------------------------------------------------------------------------------------------------------------------------------------
March 1 - March 31, 2005.........................             -                 $    -                -                   $455.8
April 1 - April 30, 2005.........................           4.1                 $15.73              4.1                   $391.2
May 1 - May 31, 2005.............................           2.0                 $16.11              2.0                   $359.8
                                                     -----------------                      -----------------
Total fiscal 2006 first quarter..................           6.1                 $15.85              6.1
                                                     =================                      =================

* In  January  2003,  the  company  announced  that the board of  directors  had authorized the  repurchase of up to $200 million of common stock.  In June 2004,
the  company   announced  a  $200  million  increase  in  its  stock  repurchase authorization,  raising the repurchase  capacity to $400 million. In March 2005,
the  company   announced  a  $400  million  increase  in  its  stock  repurchase authorization,  raising the  repurchase  capacity to $800  million.  There is no expiration  date  under  the  authorization.  At May 31,  2005,  $359.8  million
remained   available   for  share   repurchases   under  the  share   repurchase
authorization.

ITEM 6.  EXHIBITS

    Articles of Incorporation and Bylaws

    3.1 Circuit City Stores, Inc. Amended and Restated Articles of Incorporation, effective February 3, 1997, as amended through October 1, 2002, filed as Exhibit 3(i) to the company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 (File No. 1-5767), are expressly incorporated herein by this reference.

    3.2 Circuit City Stores, Inc. Bylaws, as amended and restated April 19, 2005, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 21, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

    Material Contracts

    10.1 Form of Performance Accelerated Restricted Stock Award letter, filed as
         Exhibit 10.1 to the company's Form 8-K filed on June 23, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

    10.2 Form of Time-based Restricted Stock Award letter, filed as Exhibit 10.2 to the company's Form 8-K filed on June 23, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

    10.3 Form of Non-Qualified Stock Option Grant letter, filed herewith.*

    10.4 Circuit City Stores, Inc. 2003 Stock Incentive Plan, as Amended and Restated, Effective June 21, 2005, filed as Appendix A to the company's Definitive Proxy Statement dated May 13, 2005, for the Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

    10.5 InterTAN Canada, Ltd. Stock Purchase Program, filed as Appendix B to the company's Definitive Proxy Statement dated May 13, 2005, for the Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*


    Rule 13a-14(a)/15d-14(a) Certifications

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


                                  CIRCUIT CITY STORES, INC.
                                  (Registrant)



                                  By:   /s/ W. Alan McCollough
                                        --------------------------------------
                                        W. Alan McCollough
                                        Chairman and Chief Executive Officer



                                  By:   /s/ Michael E. Foss
                                        --------------------------------------
                                        Michael E. Foss
                                        Executive Vice President and
                                        Chief Financial Officer



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




July 8, 2005

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

      3.2 Circuit City Stores, Inc. Bylaws, as amended and restated April 19, 2005, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed April 21, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

      Material Contracts

      10.1 Form of Performance Accelerated Restricted Stock Award letter, filed as Exhibit 10.1 to the company's Form 8-K filed on June 23, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.2   Form of Time-based  Restricted Stock Award letter, filed as Exhibit
             10.2 to the company's Form 8-K filed on June 23, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.3   Form of Non-Qualified Stock Option Grant letter, filed herewith.*

      10.4 Circuit City Stores, Inc. 2003 Stock Incentive Plan, as Amended and Restated, Effective June 21, 2005, filed as Appendix A to the company's Definitive Proxy Statement dated May 13, 2005, for the Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.5 InterTAN Canada, Ltd. Stock Purchase Program, filed as Appendix B to the company's Definitive Proxy Statement dated May 13, 2005, for the Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*


      Rule 13a-14(a)/15d-14(a) Certifications

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