Form 10-Q
period 2005-08-31
CIRCUIT CITY STORES INC
filed 2005-10-07
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2005
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes___ No   |X|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at September 30, 2005
Common Stock, par value $0.50                                182,117,244


A Table of Contents is included on Page 2 and an Exhibit Index is included on Page 30.




                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Statements of Operations -
                     Three Months and Six Months Ended August 31, 2005 and 2004                             3

                     Consolidated Balance Sheets -
                     August 31, 2005, and February 28, 2005                                                 4

                     Consolidated Statements of Cash Flows -
                     Six Months Ended August 31, 2005 and 2004                                              5

                     Notes to Consolidated Financial Statements                                             6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                12

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                               25

      Item 4.     Controls and Procedures                                                                  25

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                                                        25

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                              26

      Item 4.     Submission of Matters to a Vote of Security Holders                                      27

      Item 6.     Exhibits                                                                                 28

SIGNATURES                                                                                                 29

EXHIBIT INDEX                                                                                              30


                                  Page 2 of 30


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)


                                                                 Three Months Ended                    Six Months Ended
                                                                      August 31                            August 31
                                                              2005               2004                2005             2004
                                                           ------------      ------------       ------------      -------------
Net sales and operating revenues                             $2,561,707      $   2,376,457        $4,790,157         $4,470,838
Cost of sales, buying and warehousing                         1,949,687          1,785,256         3,620,236          3,384,918
                                                           ------------      -------------      ------------      -------------
Gross profit                                                    612,020            591,201         1,169,921          1,085,920

Finance income                                                        -                  -                 -              5,564
Selling, general and administrative expenses                    603,089            599,843         1,178,414          1,102,072
Stock-based compensation expense                                  6,702              8,443            10,029             14,397
Interest expense                                                    216                799               611              1,149
                                                           ------------      -------------      ------------      -------------
Earnings (loss) from continuing operations
     before income taxes                                          2,013            (17,884)          (19,133)           (26,134)
Income tax provision (benefit)                                      665             (6,468)           (7,372)            (9,484)
                                                           ------------      -------------      ------------      -------------
Net earnings (loss) from continuing operations                    1,348            (11,416)          (11,761)           (16,650)
Net loss from discontinued operation                                  -               (507)                -             (1,214)
                                                           ------------      -------------      ------------      -------------
Net earnings (loss)                                        $      1,348      $     (11,923)     $    (11,761)     $     (17,864)
                                                           ============      =============      ============      =============

Weighted average common shares:
    Basic                                                       179,057            195,350           181,893            197,390
                                                           ============      =============      ============      =============
    Diluted                                                     181,801            195,350           181,893            197,390
                                                           ============      =============      ============      =============
Net earnings (loss) per share:
    Basic:
       Continuing operations                               $       0.01      $      (0.06)      $      (0.06)     $       (0.08)
       Discontinued operation                                         -                 -                  -              (0.01)
                                                           ------------      ------------       ------------      -------------
                                                           $       0.01      $      (0.06)      $      (0.06)     $       (0.09)
                                                           ============      ============       ============      =============
    Diluted:
       Continuing operations                               $       0.01      $      (0.06)      $      (0.06)     $       (0.08)
       Discontinued operation                                         -                 -                  -              (0.01)
                                                           ------------      ------------       ------------      -------------
                                                           $       0.01      $      (0.06)      $      (0.06)     $       (0.09)
                                                           ============      ============       ============      =============


    Cash dividends paid per share                          $     0.0175      $      0.0175      $     0.0350      $      0.0350
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


                                  Page 3 of 30



                   Circuit City Stores, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                        August 31, 2005        Feb. 28, 2005
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                                   $  601,983           $  879,660
Short-term investments                                                                          75,834              125,325
Accounts receivable, net of allowance for doubtful accounts                                    113,903              172,995
Merchandise inventory                                                                        1,669,204            1,459,520
Deferred income taxes                                                                           24,445               29,518
Income tax receivable                                                                           10,800                    -
Prepaid expenses and other current assets                                                       53,100               18,697
                                                                                        --------------           ----------

Total current assets                                                                         2,549,269            2,685,715

Property and equipment, net of accumulated depreciation of
     $1,150,275 and $1,104,137                                                                 771,483              738,802
Deferred income taxes                                                                           87,049               73,558
Goodwill                                                                                       224,928              215,884
Other intangible assets, net of accumulated amortization of
     $4,593 and $3,035                                                                          32,547               31,331
Other assets                                                                                    43,567               44,092
                                                                                        --------------           ----------

TOTAL ASSETS                                                                                $3,708,843           $3,789,382
                                                                                          ============           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                            $1,137,652           $  961,718
Accrued expenses and other current liabilities                                                 205,241              228,966
Accrued income taxes                                                                                 -               72,274
Short-term debt                                                                                 16,848                    -
Current installments of long-term debt                                                           1,442                  888
                                                                                        --------------        -------------

Total current liabilities                                                                    1,361,183            1,263,846

Long-term debt, excluding current installments                                                  13,940               11,522
Accrued straight-line rent and deferred rent credits                                           238,678              230,426
Accrued lease termination costs                                                                 88,716              104,234
Other liabilities                                                                               92,417               91,920
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            1,794,934            1,701,948
                                                                                         -------------         -------------

Stockholders' equity:
Common stock, $0.50 par value;
     525,000,000 shares authorized; 182,469,066 shares
     issued and outstanding at August 31, 2005
     (188,150,383 at February 28, 2005)                                                         91,235               94,075
Capital in excess of par value                                                                 562,057              721,038
Retained earnings                                                                            1,227,066            1,247,221
Accumulated other comprehensive income                                                          33,551               25,100
                                                                                         -------------          -----------

TOTAL STOCKHOLDERS' EQUITY                                                                   1,913,909            2,087,434
                                                                                         -------------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $3,708,843           $3,789,382
                                                                                         =============           ==========
See accompanying notes to consolidated financial statements.


                                  Page 4 of 30


                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Six Months Ended
                                                                                                      August 31
                                                                                             2005                    2004
                                                                                        --------------          ------------
Operating Activities:
Net loss                                                                                 $     (11,761)         $    (17,864)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
    Loss from discontinued operation                                                                 -                 1,214
    Depreciation and amortization                                                               74,730                71,373
    Stock option expense                                                                         6,176                 9,796
    Amortization of restricted stock awards                                                      3,326                 4,152
    (Gain) loss on dispositions of property and equipment                                       (1,779)                  895
    Provision for deferred income taxes                                                         (1,797)              (64,371)
    Goodwill impairment                                                                          2,711                     -
    Changes in operating assets and liabilities:
       Decrease in accounts receivable, net                                                     60,173                38,708
       Decrease in retained interests in securitized receivables                                     -                32,867
       Increase in merchandise inventory                                                      (204,601)              (23,570)
       Increase in prepaid expenses and other current assets                                   (33,594)              (20,156)
       (Increase) decrease in other assets                                                        (333)               11,974
       Increase in accounts payable                                                            173,729               185,164
       Decrease in accrued expenses, other current liabilities and
           accrued income taxes                                                               (104,098)              (42,871)
       (Decrease) increase in other long-term liabilities                                       (8,952)                4,812
                                                                                         -------------          ------------
Net cash (used in) provided by operating activities of continuing
       operations                                                                              (46,070)              192,123
                                                                                         -------------          ------------

Investing Activities:
Proceeds from the sale of the private-label finance operation                                        -               475,857
Acquisitions, net of cash acquired of $0 and $30,615                                           (12,978)             (268,668)
Purchases of property and equipment                                                           (134,949)             (116,291)
Proceeds from sales of property and equipment                                                   32,260                34,617
Purchases of investment securities                                                             (99,638)                    -
Proceeds from maturities of investment securities                                              150,000                     -
                                                                                          ------------          ------------
Net cash (used in) provided by investing activities of continuing
       operations                                                                              (65,305)              125,515
                                                                                          ------------          ------------

Financing Activities:
Proceeds from short-term debt                                                                   16,417                 3,790
Principal payments on long-term debt                                                              (702)              (16,877)
Repurchases of common stock                                                                   (196,270)             (140,605)
Issuances of common stock, net                                                                  22,417                16,652
Dividends paid                                                                                  (6,517)               (7,075)
Redemption of preferred share purchase rights                                                   (1,876)                    -
                                                                                         --------------           ----------
Net cash used in financing activities of continuing operations                                (166,531)             (144,115)
                                                                                         -------------          ------------
Net cash used in discontinued bankcard finance operation                                            -                 (4,282)
Effect of exchange rate changes on cash                                                            229                 1,096
                                                                                         -------------          ------------

(Decrease) increase in cash and cash equivalents                                              (277,677)              170,337
Cash and cash equivalents at beginning of year                                                 879,660               783,471
                                                                                         -------------          ------------
Cash and cash equivalents at end of period                                               $     601,983          $    953,808
                                                                                         =============          ============

See accompanying notes to consolidated financial statements.

                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     Circuit City Stores, Inc. is a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. The company has two reportable segments: its domestic segment and its international segment.

     The domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and services in Circuit City Superstores and mall-based stores in the United States and via the Web at www.circuitcity.com. At August 31, 2005, the company's domestic segment operated 616 Superstores and five mall-based stores in 157 U.S. media markets.

     The international segment is comprised of the operations of InterTAN, Inc. On May 12, 2004, the company acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed its acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. In addition to giving Circuit City a greater product-sourcing capability and the ability to accelerate the offering of private-label merchandise to its customers, the acquisition of InterTAN gives the company its first presence in the Canadian market. The international segment is primarily engaged in the business of selling both private-label and brand-name consumer electronics. The international segment's headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada under the trade names THE SOURCE BY CIRCUIT CITYSM, RadioShack(R), Rogers Plus(R) and Battery Plus(R). At August 31, 2005, the international segment conducted business through 938 retail stores and dealer outlets, which consisted of 522 company-owned stores, 300 dealer outlets, 91 Rogers Plus(R) stores and 25 Battery Plus(R) stores. The international segment also operates a Web site at www.thesourcecc.ca.

     InterTAN, Inc. is involved in ongoing litigation with RadioShack. As a result of this litigation, the international segment re-branded virtually all of its company-owned stores and dealer outlets to THE SOURCE BY CIRCUIT CITYSM. The brand transition costs primarily include advertising costs and inventory write-downs and totaled $21.5 million for the six months ended August 31, 2005. The company expects to incur an additional $11 million in the second half of the fiscal year in brand transition costs, primarily related to incremental advertising. See Note 2 for a discussion of the litigation.

     On May 25, 2004, the company completed the sale of its private-label finance operation, comprised of its private-label and co-branded Visa credit card programs, to Chase Card Services, formerly Bank One
     Corporation. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income for the six months ended August 31, 2004. The company entered into a Consumer Credit Card Program Agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers. The company is compensated under the program agreement primarily based on the number of new accounts opened less promotional financing costs that exceed a negotiated base amount. The net results from the program agreement are included in net sales and operating revenues on the consolidated statements of operations.

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

2.   Litigation

     After Circuit City's March 31, 2004, announcement of its agreement to acquire InterTAN, RadioShack Corporation asserted early termination of its licensing and other agreements with InterTAN. On April 5, 2004, RadioShack filed suit against InterTAN, and amended that suit on April 27, 2004 (the "RadioShack litigation"). InterTAN disputes the termination scenarios alleged by RadioShack and is vigorously defending against those claims. The parties argued a RadioShack motion for partial summary judgment on February 3, 2005. On March 24, 2005, the court issued an order on that motion stating that the agreements were terminated no later than December 31, 2004. Under the ruling, InterTAN's rights under the agreements expired June 30, 2005.

     Circuit City continues to believe that RadioShack is not entitled to early termination of the agreements, that InterTAN has substantial defenses to the RadioShack claims and that RadioShack has breached the agreements by seeking early termination. InterTAN intends to continue defending vigorously the claims in the RadioShack litigation and to exercise its rights under the agreements, as well as any appeal rights. Circuit City believes that this litigation will not have a material adverse effect on the company's financial condition or results of operations for the 2006 fiscal year.

3.   Finance Income

     Finance income for the six months ended August 31, 2004, includes the results from the company's private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation to Chase Card Services, through May 25, 2004, the date the company completed the sale.

     For the six months ended August 31, 2004, the components of pretax finance income were as follows:

                                                             Six Months Ended
     (Amounts in millions)                                    August 31, 2004
     ---------------------------------------------------------------------------
     Securitization income..............................           $28.1
     Less: Payroll and fringe benefit expenses..........             7.6
             Other direct expenses......................            14.9
                                                          ----------------------
     Finance income.....................................           $ 5.6
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

                                                               Three Months Ended                  Six Months Ended
                                                                    August 31                          August 31
                                                             2005             2004               2005             2004
     --------------------------------------------------------------------------------           -----------------------
     Expected dividend yield..........................       0.4%            0.6%                0.4%             0.6%
     Expected stock volatility........................        60%             65%                 60%              65%
     Risk-free interest rates.........................         4%              4%                  4%               4%
     Expected lives (in years)........................         5               4                   5                4

     Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted was $8.66 per share for the three months ended August 31, 2005, and $8.58 per share for the six months ended August
     31, 2005. The weighted average fair value of options granted was $6.43 per share for the three months ended August 31, 2004, and $6.38 per share for the six months ended August 31, 2004.

5.   Comprehensive Income (Loss)

     The components of the company's  comprehensive income (loss) consist of the net earnings (loss) and other  comprehensive  income.  Other  comprehensive income is  comprised of foreign  currency  translation  adjustments  and is
     recorded  net  of  deferred   income  taxes  directly  as  a  component  of
     stockholders' equity.

     The components of comprehensive income (loss), net of taxes, were as follows:

                                                                 Three Months Ended                   Six Months Ended
                                                                      August 31                           August 31
     (Amounts in millions)                                      2005            2004               2005            2004
     -----------------------------------------------------------------------------------          -----------------------
     Net earnings (loss)..................................     $  1.3          $(11.9)             $(11.8)        $(17.9)
     Foreign currency translation.........................       12.8             6.2                 8.5            9.5
                                                            -------------------------             ----------------------
     Comprehensive income (loss)..........................      $14.1         $  (5.7)             $ (3.3)        $ (8.4)
                                                            =========================             ======================

6.   Net Earnings (Loss) Per Share

     The following table presents a reconciliation of the denominators used in the net earnings (loss) per share calculations.

                                                                       Three Months Ended                   Six Months Ended
                                                                            August 31                           August 31
     (Shares in millions)                                             2005            2004               2005            2004
     -----------------------------------------------------------------------------------------           ----------------------
     Weighted average common shares.............................      179.1           195.4               181.9           197.4
     Dilutive potential common shares:
         Options................................................        2.5               -                   -               -
         Restricted stock.......................................        0.2               -                   -               -
                                                                  ---------------------------            ----------------------
     Weighted average common shares and dilutive
         potential common shares................................      181.8            195.4              181.9           197.4
                                                                  ==========================             ======================

     For the three months ended August 31, 2005, the computation of dilutive potential common shares excluded 5.5 million options to purchase shares of common stock because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

     For the six months ended August 31, 2005, and the three and six months ended August 31, 2004, no stock options or restricted stock were included in the calculation of diluted net loss per share because the company reported a loss from continuing operations. Shares excluded were as follows:

                                                            At August 31
     (Shares in millions)                               2005            2004
     ---------------------------------------------------------------------------
     Options to purchase common stock.............       15.7            18.0
     Restricted stock.............................        5.4             2.4

7.   Common Stock Repurchased

     The company's board of directors has authorized stock repurchases up to $800 million, of which $259.5 million remained available at August 31, 2005. The company repurchased 5.7 million shares of common stock at a cost of $100.2 million during the three months ended August 31, 2005, and 11.8 million shares of common stock at a cost of $196.3 million during the six months ended August 31, 2005. The company repurchased 5.3 million shares of common stock at a cost of $69.6 million during the three months ended August 31, 2004, and 11.1 million shares of common stock at a cost of $140.6 million during the six months ended August 31, 2004. As of August 31, 2005, the company had repurchased 40.2 million shares of common stock at a cost of $540.5 million.

8.   Pension Plans

     The company's domestic segment has a noncontributory defined benefit pension plan that was frozen as of February 28, 2005, except for employees who were (i) within three years of their early retirement date or normal retirement date; (ii) had reached their early or normal retirement date; or
     (iii) were permanently disabled before March 1, 2005. As a result, all employees affected by the plan freeze retain any benefits accumulated to the effective date, but are no longer eligible to increase their benefit.

     The company also has an unfunded nonqualified benefit restoration plan that restored retirement benefits for domestic segment senior executives who were affected by Internal Revenue Code limitations on benefits provided under the company's pension plan. The benefit restoration plan was frozen as of February 28, 2005, and will provide benefits for participants who, as of that date, were within 10 years of attaining their early retirement date or normal retirement date.

     The components of the net pension (income) expense for the plans were as follows:

                                                                  Three Months Ended                   Six Months Ended
                                                                        August 31                          August 31
     (Amounts in thousands)                                      2005             2004               2005            2004
     -----------------------------------------------------------------------------------         --------------------------
     Service cost...........................................   $     704        $  3,817         $   1,629        $   7,633
     Interest cost.........................................        3,456           3,906             6,912            7,814
     Expected return on plan assets........................       (4,507)         (4,101)           (9,015)          (8,203)
     Recognized prior service cost.........................           53             119               107              238
     Recognized actuarial loss.............................          264           1,255               529            2,510
                                                               -------------------------         --------------------------
     Net pension (income) expense..........................    $     (30)       $  4,996         $     162        $   9,992
                                                               =========================         ==========================

     Circuit City made no pension plan contributions during the six months ended August 31, 2005. The company is currently in the process of evaluating its assumptions to determine its year end benefit obligations. Changes in assumptions could affect the amount of contribution and, therefore, the company cannot estimate the level of contribution, if any, for fiscal 2006. The company intends to make any contributions to the defined benefit pension plan necessary to meet ERISA minimum funding standards and will make any additional contributions as needed to ensure that the fair value of plan assets at February 28, 2006, exceeds the accumulated benefit obligation.

     A contribution of $618,000, which is equal to the expected benefit payments for fiscal 2006, is expected to be made to the restoration plan during fiscal 2006. Benefit payments during the six months ended August 31, 2005, were $232,000.

9.   Discontinued Operation

     On November 18, 2003, the company completed the sale of its bankcard finance operation to FleetBoston Financial. Bankcard results are presented as results from discontinued operation.

     For the quarter ended August 31, 2004, the net loss from the discontinued bankcard finance operation totaled $507,000. For the six months ended August 31, 2004, the net loss from the discontinued bankcard finance operation totaled $1.2 million, which is comprised of post-closing adjustments related to the sale of the bankcard operation. Cash flows related to the discontinued operation have been segregated on the consolidated statements of cash flows.

10.  Segment Information

     The company has two reportable segments: its domestic segment and its international segment. The company identified these segments based on its management reporting structure and the nature of the products and services offered by each segment. The domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and services in the United States. The international segment is primarily engaged in the business of selling private-label and brand-name consumer electronics products in Canada.

     Prior to the second quarter of fiscal 2005, the company had another reportable segment, its finance operation. The company completed the sale of its private-label finance operation, comprised of its private-label and Visa co-branded credit card programs, to Chase Card Services on May 25, 2004. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income for the six months ended August 31, 2004. See Note 3 for additional discussion of finance income. The company has entered into an arrangement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers and providing credit card services to all cardholders.

     Revenue by reportable segment and the reconciliation to the consolidated statements of operations were as follows:

                                                                       Three Months Ended              Six Months Ended
                                                                            August 31                       August 31
     (Amounts in millions)                                            2005           2004              2005         2004(a)
     ----------------------------------------------------------------------------------------      --------------------------
     Domestic segment..........................................     $2,418.7         $2,258.7        $4,533.9        $4,331.4
     International segment.....................................        143.0            117.8           256.3           139.5
     Finance operation.........................................            -                -               -            28.1
                                                                  ---------------------------      --------------------------
     Total revenue.............................................      2,561.7          2,376.5         4,790.2         4,498.9
     Less: securitization income(b)............................            -                -               -            28.1
                                                                  ---------------------------      --------------------------
     Net sales and operating revenues .........................     $2,561.7         $2,376.5        $4,790.2        $4,470.8
                                                                 ============================      ==========================
     (a)The international  segment's revenue is included from May 12, 2004, when
     Circuit  City  acquired  a  controlling  interest  in  InterTAN,  Inc.
     (b)Securitization  income is included in finance income, which reflects the results of the finance operation and is reported  separately from net sales and operating revenues on the statements of operations.

     The net earnings (loss) from continuing operations by reportable segment were as follows:

                                                                     Three Months Ended                Six Months Ended
                                                                            August 31                     August 31
     (Amounts in millions)                                            2005          2004              2005          2004(a)
     -------------------------------------------------------------------------------------         ------------------------
     Domestic segment..........................................     $  1.8         $(14.8)           $ (5.3)        $(23.9)
     International segment.....................................       (0.5)           3.4              (6.5)           3.8
     Finance operation.........................................          -              -                 -            3.5
                                                                  -----------------------          -----------------------
     Net earnings (loss) from continuing operations............     $  1.3         $(11.4)           $(11.8)        $(16.7)
                                                                  =======================          =======================
     (a)The international  segment's net earnings from continuing operations are included  from May 12,  2004,  when  Circuit  City  acquired a  controlling interest in InterTAN, Inc.

     Total assets by reportable segment were as follows:

                                                                  At August 31         At February 28
     (Amounts in millions)                                            2005                 2005
     --------------------------------------------------------------------------------------------------
     Domestic segment.........................................      $3,229.8              $3,354.7
     International segment....................................         479.0                 434.7
                                                                  -------------------------------------
     Total assets.............................................      $3,708.8              $3,789.4
                                                                    ===================================

11.  Supplemental Consolidated Statements of Cash Flows Information

     The following table summarizes supplemental cash flow information for the six months ended August 31, 2005 and 2004.

                                                                                           Six Months Ended
                                                                                                August 31
     (Amounts in millions)                                                                2005            2004
     --------------------------------------------------------------------------------------------------------------
     Supplemental schedule of non-cash investing and financing
       activities:
       Capital lease obligation..................................................          $ 2.2          $  2.8
                                                                                           =====          ======

     Acquisition of InterTAN:
       Fair value of assets acquired:
           Cash and cash equivalents............................................               -          $ 30.6
           Merchandise inventory................................................               -            88.8
           Property and equipment, net..........................................               -            42.6
           Goodwill.............................................................               -           191.7
           Other intangible assets..............................................               -            28.0
           Other assets.........................................................               -             7.7
                                                                                           -----          ------
           Total fair value of assets acquired..................................               -           389.4

       Less:
           Liablities assumed...................................................               -            93.0
           Cash acquired........................................................               -            30.6
           Stock options issued.................................................               -             6.5
                                                                                           -----          ------
       Acquistion of InterTAN, net of cash acquired.............................           $   -          $259.3
                                                                                           =====          ======

   Other acquisitions:
       Fair value of assets acquired............................................           $13.3          $ 13.4
       Less: liabilities assumed................................................             0.3             4.1
                                                                                           -----          ------
       Other acquisitions.......................................................           $13.0          $  9.3
                                                                                           =====          ======

12.  Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires companies to record compensation expense based on the fair value of employee stock-based compensation awards. The statement also requires that the compensation expense be recognized over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) will be effective for the company's first quarter of fiscal 2007. The company has not yet determined the impact of adopting this standard. Effective December 1, 2003, the company adopted the fair value based method of accounting for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 12, 2004, we acquired a controlling interest in InterTAN, Inc. for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. In addition to giving us a greater product-sourcing capability and the ability to accelerate the offering of private-label merchandise to our customers, the acquisition of InterTAN gives us our first presence in the Canadian market. InterTAN is primarily engaged in the business of selling both private-label and brand-name consumer electronics. InterTAN's headquarters are located in Barrie, Ontario, Canada.

On May 25, 2004, we completed the sale of our private-label finance operation, comprised of our private-label and co-branded Visa credit card programs, to Chase Card Services, formerly Bank One Corporation. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income for the six months ended August 31, 2004. We entered into a Consumer Credit Card Program Agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers. As part of the program agreement, we jointly develop and introduce new features, products and services to drive additional sales. We are compensated under the program primarily based on the number of new accounts opened less promotional financing costs that exceed a negotiated base amount. Chase Card Services is obligated to offer special promotional financing terms to our customers. We determine the frequency, volume and, subject to certain limits, the terms of these promotions. Chase Card Services is compensated for these promotions in accordance with a negotiated fee schedule. The program agreement has an initial seven-year term with three-year renewals. The agreement has customary representations, warranties, covenants, events of default and termination rights for an agreement of this type. The net results from the program agreement are included in net sales and operating revenues on the consolidated statements of operations.

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

Summary of Segment Performance

Where relevant, we have included separate discussions of our domestic and international segments. Our domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and services in our Superstores and mall-based stores in the United States and via the Web at www.circuitcity.com. Our international segment is  primarily  engaged in the  business  of  selling  private-label  and brand-name consumer electronics products in Canada and via the Web at www.thesourcecc.ca and principally includes the operations of InterTAN, Inc., which we acquired in May 2004. Consolidated results include results from InterTAN from the acquisition date. Prior to the second quarter of fiscal 2005, we had another reportable segment, our finance operation. The following tables summarize performance by segment.


SEGMENT PERFORMANCE SUMMARY

                                            Three Months Ended August 31, 2005               Six Months Ended August 31, 2005
(Amounts in millions)                  Domestic      International    Consolidated       Domestic     International    Consolidated
----------------------------------------------------------------------------------       ------------------------------------------
Net sales and operating
    revenues........................      $2,418.7        $143.0           $2,561.7       $4,533.9         $256.3         $4,790.2
Gross profit........................      $  560.1        $ 51.9           $  612.0       $1,073.1         $ 96.9         $1,169.9
Selling, general and
    administrative expenses.........      $  550.7        $ 52.4           $  603.1       $1,071.6         $106.9         $1,178.4
Net earnings (loss) from
    continuing operations...........      $    1.8        $ (0.5)          $    1.3       $   (5.3)        $ (6.5)        $  (11.8)


                                                         Three Months Ended August 31, 2004
(Amounts in millions)                               Domestic       International        Consolidated
----------------------------------------------------------------------------------------------------
Net sales and operating revenues...............     $2,258.7          $117.8              $2,376.5
Gross profit...................................     $  545.0          $ 46.2              $  591.2
Selling, general and administrative
    expenses...................................     $  559.6          $ 40.3              $  599.8
Net (loss) earnings from continuing
    operations.................................     $  (14.8)         $  3.4              $  (11.4)


                                                                Six Months Ended August 31, 2004
(Amounts in millions)                               Domestic      International(a)       Finance     Consolidated
-----------------------------------------------------------------------------------------------------------------
Net sales and operating revenues...............     $4,331.4          $139.5               $  -         $4,470.8
Gross profit...................................     $1,031.1          $ 54.8               $  -         $1,085.9
Finance income.................................     $      -          $    -               $5.6         $    5.6
Selling, general and administrative
    expenses...................................     $1,053.9          $ 48.2               $  -         $1,102.1
Net (loss) earnings from continuing
    operations.................................     $  (23.9)         $  3.8               $3.5         $  (16.7)
(a)Amounts  are  included  from May 12,  2004,  when we  acquired a  controlling interest in InterTAN, Inc.

Net Sales and Operating Revenues

Consolidated

For the second quarter of fiscal 2006, our total sales increased 7.8 percent to $2.56 billion, and comparable store sales increased 5.3 percent from the same period last year. Total sales for the first six months of fiscal 2006 increased
7.1 percent to $4.79 billion from $4.47 billion for the first six months of last fiscal year. Comparable store sales increased 2.8 percent for the first six months of fiscal 2006. A store's sales are included in comparable store sales after the store has been open for a full 12 months. In addition, comparable store sales include Web-originated sales and sales from relocated stores. Beginning June 1, 2005, international segment sales are included in the company's comparable store sales and are calculated in local currency. The calculation of consolidated comparable store sales excludes the impact of fluctuations in foreign currency exchange rates.

Domestic Segment

For the second quarter of fiscal 2006 the domestic segment's net sales and operating revenues were $2.42 billion, an increase of 7.1 percent over the same period last fiscal year. We saw improvements in close rates and average ticket during the quarter. Comparable store sales increased 5.1 percent. A decrease in wireless sales, principally driven by a business model change in the third quarter of fiscal year 2005, reduced the domestic segment's overall second quarter comparable store sales calculation by approximately 89 basis points. A decrease in digital video service sales, principally driven by a business model change in July 2004, reduced the domestic segment's overall second quarter comparable store sales calculation by approximately 38 basis points.

For the six months ended August 31, 2005, domestic segment sales were $4.53 billion, an increase of 4.7 percent over the same period last fiscal year. Comparable store sales increased 2.7 percent.

Our major product categories are the following:

o video, which includes televisions, imaging products, DVD hardware, camcorders, digital cameras, digital video services, furniture and related accessories
o information technology, which includes personal computer hardware, personal computer services, telecommunications products, PDAs and related product accessories
o audio, which includes home audio products, mobile audio products, portable audio products and related accessories
o entertainment, which includes movie software, music software, game software, game hardware and personal computer software

The percent of domestic segment sales represented by each major product category for the periods ended August 31, 2005 and 2004, is shown below.


PERCENT OF DOMESTIC SEGMENT SALES BY CATEGORY(a)

                                                                 Three Months Ended                Six Months Ended
                                                                      August 31                        August 31
                                                                2005             2004            2005             2004
--------------------------------------------------------------------------------------         -----------------------
Video.....................................................      41%              41%             42%               41%
Information technology....................................      34               36              31                35
Audio.....................................................      15               12              16                13
Entertainment.............................................      10               11              11                11
                                                              ------------------------         ------------------------
Total.....................................................     100%             100%            100%              100%
                                                              ======================           ========================
(a)Excludes extended warranty revenues and installation revenue.

In the video category, we produced a double-digit comparable store sales increase in the second quarter. Television comparable store sales increased by double digits, led by triple-digit comparable store sales growth in flat panel displays. Growth in television sales and double-digit comparable store sales growth in digital imaging were partially offset by double-digit comparable store sales declines in camcorders, DVD players and digital video services.

In the information technology category, we produced a single-digit comparable store sales decline in the second quarter. The decline was driven by a single-digit comparable store sales decline in personal computer hardware, including double-digit comparable store sales declines in desktop computers, monitors and printers partially offset by a single-digit comparable store sales increase in notebook computers. Comparable store sales for wireless also declined double digits. Sales from our PC Services offering, which we rolled out nationwide during the quarter, helped to offset the information technology category's comparable store sales decline.

In the audio category, we produced a double-digit comparable store sales increase in the second quarter. Triple-digit comparable store sales growth in portable digital audio products and single-digit comparable store sales growth in mobile audio products were partially offset by a double-digit comparable store sales decline in home audio products.

In the entertainment category, we produced a single-digit comparable store sales decrease in the second quarter, reflecting a double-digit comparable store sales decrease in music software and single-digit comparable store sales decreases in video software and game products, partially offset by a double-digit comparable store sales increase in PC software that was driven in part by our PC Services offering.

The following table provides the number of our domestic segment stores:

DOMESTIC SEGMENT STORE MIX

                                                 Aug. 31, 2005       Feb. 28, 2005         Aug. 31, 2004
--------------------------------------------------------------------------------------------------------
Superstores................................           616                 612                   604
Mall-based stores..........................             5                   5                     5
                                              ----------------------------------------------------------
Total domestic segment stores..............           621                 617                   609
                                              ==========================================================

In fiscal 2006, we expect to open 25 to 30 Superstores in our domestic segment, of which 16 to 19 are expected to be new stores and nine to 11 are expected to be relocations. In the first half of fiscal 2006, we relocated five stores and opened five new stores. In addition, we closed one store in the Richmond, Va. market.

The 42 relocated stores open more than 12 months produced the following results for their 12-month periods after grand opening:

o an average sales change that was approximately 29 percentage points better than the sales pace of the rest of the store base during the same time periods
o a return on invested capital, including lease termination and sublease costs on vacated stores, of approximately 10 percent
o a return on invested capital, excluding lease termination and sublease costs on vacated stores, of approximately 22 percent

The 53 incremental stores open more than 12 months produced a return on invested capital of 13 percent measured at the end of the first 12 months after grand opening. The 41 incremental stores open more than 24 months produced a return on invested capital of approximately 22 percent measured at the end of the second 12 months after grand opening.

Extended Warranty Revenues. The extended warranty revenue included in domestic segment sales was $97.4 million, or 4.0 percent of domestic segment sales, in the second quarter of fiscal 2006, compared with $91.7 million, or 4.1 percent of domestic segment sales, in last fiscal year's second quarter. The extended warranty revenue included in domestic segment sales was $182.4 million for the first half of fiscal 2006, or 4.0 percent of domestic segment sales, compared with $169.0 million, or 3.9 percent of domestic segment sales, for the first half of last fiscal year.

The domestic segment sells extended warranty programs on behalf of unrelated third parties who are the primary obligors. Extended warranty sales carry higher-than-average gross profit margins.

International Segment

The international segment's net sales and operating revenues increased 21.5 percent to $143.0 million for the second quarter of fiscal 2006, compared with $117.8 million for the second quarter of last fiscal year. The effect of fluctuations in foreign currency exchange rates accounted for approximately 10 percentage points of the international segment's second quarter total sales increase. Comparable store sales increased 8.2 percent for the quarter in local currency.

For the six months ended August 31, 2005, the international segment's net sales and operating revenues were $256.3 million. For the period from May 12 through August 31, 2004, the international segment's net sales and operating revenues were $139.5 million. The international segment consists of the operations of InterTAN, Inc., which Circuit City acquired in May 2004. Comparable store sales increased 8.2 percent in local currency for the first six months of fiscal 2006. International segment sales were included in the comparable store sales calculation beginning June 1, 2005.


INTERNATIONAL SEGMENT STORE MIX

                                                         Aug. 31, 2005       Feb. 28, 2005         Aug. 31, 2004
----------------------------------------------------------------------------------------------------------------
Company-owned stores..............................            522                 521                   515
Dealer outlets....................................            300                 331                   334
Rogers Plus(R) stores...............................           91                  88                    84
Battery Plus(R) stores..............................           25                  26                    27
                                                        --------------------------------------------------------
Total international segment stores................            938                 966                   960
                                                      ==========================================================

In addition to the 938 retail stores and dealer outlets open as of August 31, 2005, the international segment conducts business through 70 wholesale relationships. At February 28, 2005, the international segment maintained 64 wholesale relationships, and at August 31, 2004, it maintained 56 wholesale relationships.


Gross Profit Margin

Consolidated

The gross profit margin was 23.9 percent of sales in the second quarter of fiscal 2006, compared with 24.9 percent in the same period last fiscal year. For the first six months of fiscal 2006, the gross profit margin was 24.4 percent of sales, compared with 24.3 percent for the same period last year.

Domestic Segment

For the second quarter of fiscal 2006, the domestic segment's gross profit margin of 23.2 percent of sales decreased 97 basis points from the same period last fiscal year. The change in the domestic segment's gross profit margin primarily reflects declines in margin rates of PC hardware, projection television and DVD software. Also contributing to the decline in gross profit margin is the more aggressive implementation of competitive financing offers compared to last year.

For the first half of fiscal 2006, the domestic segment's gross profit margin was 23.7 percent of sales, compared to 23.8 percent for the same period last fiscal year. The change in the domestic segment's gross profit margin primarily reflects declines in margin rates of PC hardware, projection television and DVD software. This decline in merchandise margin was partly offset by increased extended warranty sales, which carry higher-than-average gross profit margins, and improvements in the efficiency of our product service and distribution operations.

International Segment

The international segment's gross profit margin in the second quarter of fiscal 2006 was 36.3 percent of international segment sales, compared to 39.3 percent in the same period last fiscal year. The decline in the international segment's gross profit margin primarily reflects increased sales of higher growth, higher ticket products that carry lower gross profit margins. These products include personal electronic and communication items, as well as video and television-related products.

The international segment's gross profit margin for the six months ended August 31, 2005, was 37.8 percent of sales. For the period from May 12, 2004 to August 31, 2004, the international segment's gross profit margin was 39.3 percent of sales.

Finance Income

Finance income was $5.6 million in the six months ended August 31, 2004, and includes a portion of the loss on the sale of the private-label finance operation to Chase Card Services and the income generated by the private-label finance operation from the beginning of fiscal year 2005 through the sale date.

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

Coincident with the sale of the private-label operation to Chase Card Services, we entered into an ongoing arrangement with Chase Card Services under which they offer private-label and co-branded credit cards to both new and existing customers.

COMPONENTS OF PRETAX FINANCE INCOME

                                                              Six Months Ended
 (Amounts in millions)                                         August 31, 2004
--------------------------------------------------------------------------------
Securitization income.................................             $28.1
Less: Payroll and fringe benefit expenses.............               7.6
        Other direct expenses.........................              14.9
                                                        -----------------------
Finance income........................................             $ 5.6
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


Selling, General and Administrative Expenses

Consolidated

                                                  Three Months Ended August 31                  Six Months Ended August 31
                                                 2005                 2004                     2005                   2004
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                   $      Sales          $        Sales          $         Sales        $         Sales
------------------------------------------------------------------------------------   ---------------------------------------------
Store expenses..........................     $526.4   20.5%        $526.3     22.1%       $1,028.4     21.5%   $    983.9     22.0%
General and administrative
     expenses...........................       79.1    3.1           56.6      2.4           156.5      3.3         100.5      2.3
Remodel expenses........................          -      -              -        -               -        -           0.1        -
Relocation expenses.....................        0.3      -           16.5      0.7             2.3        -          18.4      0.4
Pre-opening expenses....................        2.1    0.1            3.6      0.1             2.3        -           4.5      0.1
Interest income.........................       (4.8)  (0.2)          (3.2)    (0.1)          (11.1)    (0.2)         (5.3)    (0.1)
                                          ------------------------------------------   --------------------------------------------
Total  .................................     $603.1   23.5%        $599.8     25.2%       $1,178.4     24.6%     $1,102.1     24.7%
                                          =========================================    ============================================

Selling, general and administrative expenses were 23.5 percent of sales in the second quarter of this fiscal year, compared with 25.2 percent in last year's second quarter. For the first half of fiscal 2006, selling, general and administrative expenses were 24.6 percent of sales, compared with 24.7 percent during the same period last fiscal year.

Domestic Segment

                                                        Three Months Ended            Six Months Ended
                                                             August 31                    August 31
(Amounts in millions)                                     2005       2004             2005           2004
------------------------------------------------------------------------------     ------------------------
Store expenses.......................................    $490.2      $494.3        $  957.9      $    945.3
General and administrative expenses..................      62.6        48.4           119.7            90.9
Remodel expenses.....................................         -           -               -             0.1
Relocation expenses..................................       0.3        16.5             2.3            18.4
Pre-opening expenses.................................       2.1         3.6             2.3             4.5
Interest income......................................      (4.5)       (3.2)          (10.6)           (5.3)
                                                       -----------------------     ------------------------
Total................................................    $550.7      $559.6        $1,071.6        $1,053.9
                                                       =======================     ========================

During   the  second   quarter   of  fiscal   2006,   the   domestic   segment's
expense-to-sales  ratio was 22.8  percent,  compared to 24.8 percent  during the same period last fiscal year.  The  domestic  segment's  expense-to-sales  ratio decreased 201 basis points. The decrease in the domestic segment's ratio for the second quarter primarily reflects the impact of decreased payroll and relocation expenses as well as the impact of the domestic segment's sales increase.

The domestic  segment's selling,  general and administrative  expenses were 23.6 percent of sales during the first six months of fiscal 2006, compared with 24.3 percent during the same period last fiscal year. The decrease in the domestic segment's expense-to-sales ratio reflects the impact of decreased payroll and relocation expenses, which was partially offset by the impact of increased rent, occupancy and depreciation expenses.

International Segment

                                                        Three Months Ended            Six Months Ended
                                                             August 31                    August 31
(Amounts in millions)                                     2005       2004             2005       2004(a)
------------------------------------------------------------------------------     -------------------------
Store expenses.......................................     $36.2      $32.1           $ 70.5       $38.6
General and administrative expenses..................      16.5        8.2             36.9         9.6
Interest income......................................      (0.3)         -             (0.5)          -
                                                       -----------------------     -------------------------
Total................................................     $52.4      $40.3           $106.9       $48.2
                                                       =======================     =========================
(a) Selling, general and administrative expenses are included from May 12, 2004, when we acquired a controlling interest in InterTAN, Inc.

The international segment's selling, general and administrative expenses for this year's second quarter were 36.6 percent of international segment sales, compared with 34.2 percent for the same period last fiscal year. The international segment's general and administrative expenses in the second quarter of fiscal 2006 include $9.6 million in expenses associated with the brand transition in Canada, which resulted from the ongoing litigation with RadioShack.

For the six months ended August 31, 2005, the international segment's expense-to-sales ratio was 41.7 percent. The international segment's selling, general and administrative expenses were 34.5 percent of sales for the period from May 12, 2004 through August 31, 2004. For the first half of fiscal 2006, the international segment's general and administrative expenses include $21.5 million in expenses associated with the brand transition in Canada.

Stock-based Compensation Expense

Stock-based compensation expense was $6.7 million for the three months ended August 31, 2005, compared with $8.4 million for the three months ended August 31, 2004. The decrease reflects lower weighted-average fair values of recent grants and the complete vesting of certain grants in fiscal 2005 and the first half of fiscal 2006.

Stock-based compensation expense was $10.0 million for the six months ended August 31, 2005, compared with $14.4 million for the six months ended August 31, 2004. The decrease reflects lower weighted-average fair values of recent grants and the complete vesting of certain grants in fiscal 2005 and the first half of fiscal 2006. The stock-based compensation expense for the six months ended August 31, 2004, includes compensation costs related to performance-based restricted stock grants. Under the terms of those grants, vesting is contingent upon our achieving a targeted operating profit margin for fiscal 2006. During the fourth quarter of fiscal 2005, management determined that it is unlikely that the target will be met and, as a result, reversed the related expense.

Income Tax Provision

The effective income tax rate applicable to results from continuing operations was 33.1 percent for the three months ended August 31, 2005, and 36.2 percent for the three months ended August 31, 2004. The effective income tax rate applicable to results from continuing operations was 38.5 percent for the six months ended August 31, 2005, and 36.3 percent for the six months ended August 31, 2004. The increase in the tax rate for the six months ended August 31, 2005, is due to an increase in the provision for non-federal tax expense for the domestic segment.


Net Earnings (Loss) from Continuing Operations

The net earnings from continuing operations were $1.3 million, or 1 cent per share, in the three months ended August 31, 2005, compared with a net loss of $11.4 million, or 6 cents per share, in the same period of last fiscal year.

For the six months ended August 31, 2005, the net loss from continuing operations was $11.8 million, or 6 cents per share, compared with the net loss from continuing operations of $16.7 million, or 8 cents per share, for the same period last fiscal year.

Net Loss from Discontinued Operation

On November 18, 2003, we completed the sale of our bankcard finance operation to FleetBoston Financial. Results from the bankcard finance operation are presented as results from discontinued operation. The net loss from the discontinued bankcard finance operation was $507,000 for the three months ended August 31, 2004, and $1.2 million for the six months ended August 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires companies to record compensation expense based on the fair value of employee stock-based compensation awards. The statement also requires that the compensation expense be recognized over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) will be effective for our first quarter of fiscal 2007. We have not yet determined the impact of adopting this standard. Effective December 1, 2003, we adopted the fair value based method of accounting for stock-based compensation  in  accordance  with SFAS No.  123,  "Accounting  for  Stock-Based
Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

FINANCIAL CONDITION


Liquidity and Capital Resources

Summary

At August 31, 2005, we had cash, cash equivalents and short-term investments of $677.8 million, compared with $1.00 billion at February 28, 2005. During the first six months of fiscal 2006, we used $196.3 million of cash to repurchase common stock under our stock repurchase authorization. At August 31, 2004, we had cash and cash equivalents of $953.8 million. The year-over-year change in the cash balance primarily reflects the use of $315.5 million to repurchase common stock under the company's stock repurchase authorization.

Cash Flows

We used net cash from operating activities of $46.1 million in the six months ended August 31, 2005, compared with generating net cash from operating activities of $192.1 million in the six months ended August 31, 2004. The primary use of cash in the six months ended August 31, 2005, was a $72.3 million decrease in accrued income taxes due to the payment of taxes. The generation of cash in the six months ended August 31, 2004, resulted from an increase in accounts payable. The change in merchandise inventory net of accounts payable was an increase of $30.9 million for the six months ended August 31, 2005, and a decrease of $161.6 million for the six months ended August 31, 2004.

For the six months ended August 31, 2005, net cash used in investing activities was $65.3 million and primarily relates to the purchases of property and equipment and investment securities partly offset by proceeds from the maturities of investment securities. For the six months ended August 31, 2004, net cash provided by investing activities was $125.5 million and primarily relates to cash proceeds of $475.9 million from the sale of the private-label finance operation, partly offset by the acquisition of InterTAN, Inc. for $259.3 million, net of acquired cash of $30.6 million.

We used net cash from financing activities of $166.5 million in the six months ended August 31, 2005, compared with $144.1 million in the six months ended August 31, 2004. The primary use of cash for both periods related to the repurchase of common stock. The board of directors has authorized stock repurchases of up to $800 million, of which $259.5 million remained available at August 31, 2005. We repurchased 11.8 million shares of common stock at a cost of $196.3 million during the six months ended August 31, 2005. We repurchased 11.1 million shares of common stock at a cost of $140.6 million during the same period last fiscal year. As of August 31, 2005, we had repurchased 40.2 million shares of common stock at a cost of $540.5 million. Based on the market value of the common stock at August 31, 2005, the then remaining $259.5 million of the $800 million authorization would allow for the repurchase of up to approximately 8 percent of the 182.5 million shares then outstanding.

Sources of Liquidity

We have a $500 million, four-year revolving credit facility secured by inventory and accounts receivable. On July 15, 2005, we amended the terms of the facility to, among other things, extend the maturity date to June 27, 2009, and revise the borrowing limits for the international and domestic segments. The amendment reduced the international segment's borrowing limit from $100 million to $50 million and increased the domestic segment's borrowing limit from $400 million to $450 million. At August 31, 2005, short-term borrowings on this facility were $16.8 million related to our international segment. At August 31, 2005, outstanding letters of credit related to this facility were $62.2 million, leaving $421.0 million available for borrowing. We were in compliance with all covenants at August 31, 2005.

Net-owned inventory increased by $33.8 million from February 28, 2005, to August 31, 2005. Net-owned inventory is calculated by subtracting accounts payable from merchandise inventory. Accounts payable includes merchandise payable, expense payables, the liability related to gift cards, customer deposits and the rebate liability. Merchandise inventory increased to $1.67 billion at August 31, 2005, from $1.46 billion at

February 28, 2005, driven by an increase in domestic segment inventory of $170.2 million due to the build of inventory to support shifts in the portfolio of products and to increase store in-stock positions. Merchandise inventory was $1.64 billion at August 31, 2004. Accounts payable increased to $1.14 billion at August 31, 2005, from $961.7 million at February 28, 2005.

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

Key initiatives to upgrade the core business include the following:
o    store revitalization program
o    promotional and marketing effectiveness
o    product transition and pricing management
o    multiple sourcing alternatives
o inventory management, including improved customer-encountered in-stock levels and reduced net-owned inventory
o    collaborative vendor relationships
o information systems enhancements, including a company-wide data warehouse, as well as improved supply chain, merchandising marketing systems

Key initiatives to evolve the core business include the following:
o portfolio management of merchandise product categories, matching our investments in merchandise product categories with the strategic intent of the specific business
o    expanded  service  offerings,   including  expanded  PC  Services  offering
     nationwide
o continued investment in Circuit City brand awareness and in marketing by our Circuit City Direct business, ensuring a consistent multi-channel brand
o    improved customer experience led by Associate engagement
o reduction of performance gap between the best and the poorest performing stores

Key initiatives to innovate include the following:
o win in home entertainment - be the retail destination for home entertainment products and services
o digital home services - develop breakthrough consumer electronics service offerings
o multi-channel retailing - move focus from transactions to relationships and provide solutions to customers wherever they want them

Based on our performance during the first six months of fiscal 2006, we updated our fiscal 2006 outlook.

We revised the range of expectations for total sales growth. We now expect total sales growth of five to eight percent. The previous expectation was total sales growth of three to six percent.

We revised the range of expectations for the domestic segment's comparable store sales growth. We now expect domestic comparable store sales growth from the low- to mid-single digit range. Our previous expectation was comparable store sales growth in the low-single digit range.

We reaffirmed the range of expectations for operating margin (earnings from continuing operations before income taxes as a percent of sales) of 1.3 percent to 2.3 percent.

The fiscal 2006 outlook is based on the following assumptions:
o continued sales growth in flat panel televisions, portable digital audio players, digital imaging and PC services
o    sales growth in the international segment
o    approximately 25 to 30 new and relocated Superstore openings
o    more effective advertising and promotions to drive traffic
o    an improved customer experience to increase the close rate
o    enhanced customer-encountered in-stock levels
o    continued growth in our Circuit City Direct business
o    a stable macroeconomic environment

The company expects future gross profit margin benefit from ongoing initiatives including sourcing, pricing and product transition management. Depending upon the competitive environments, the company expects to balance sales, gross profit margin and expenses to achieve its operating margin target.

Domestic segment Superstore opening estimates are shown in the table below. The timing of store openings depends upon a number of factors and can change during the year. The company's previous expectation was 30 to 40 new and relocated Superstore openings.


DOMESTIC SEGMENT SUPERSTORE OPENING ESTIMATES


                                                            Q1          Q2        Q3        Q4       FY06
----------------------------------------------------------------------------------------------------------
Incremental Superstores..............................        0          5          10       1-4     16-19
Relocated Superstores................................        3          2           4       0-2      9-11
                                                             -          -         ---       ---      ----
Total expected Superstore openings...................        3          7          14       1-6     25-30
                                                             =          =          ==       ===     =====

The company expects expenses related to domestic segment store relocations to total approximately $8 million, down from the previous forecast of $17 million. The change results from a decrease in the expected number of relocations as well as adjustments to the estimated lease impairment charges of the specific relocations.

For the year, stock-based compensation expenses are expected to total $26 million to $30 million.

Capital  expenditures,   net  of  landlord  reimbursements  and  sale  leaseback
transactions, are expected to total approximately $205 million, including the following components:
o    $120 million related to information systems
o $55 million related to domestic segment relocations, new store construction and store updates
o    $18 million related to the international segment
o    $12 million related to distribution and other expenditures

We have delayed the start of the rollout of our upgraded point of sale system until early fiscal 2007. We expect to complete the rollout in fiscal 2007.

We expect the effective income tax rate applicable to results from continuing operations for our domestic segment to be 37.1 percent. We expect the effective income tax rate applicable to results from continuing operations for our international segment to be 39.6 percent. The consolidated effective income tax rate applicable to results from continuing operations will be a weighted average of our segments' annual rates.

The fiscal 2006 outlook excludes the potential direct impact from Hurricane Katrina, which closed 11 Circuit City stores. Nine of the stores re-opened by September 20, 2005. We terminated one closed-store lease effective September 26, 2005. We re-opened the remaining store on September 28, 2005. The impact from Hurricane Katrina was not material to our financial condition or statement of operations for the three or six months ended August 31, 2005. The company maintains property and business interruption insurance.

As a result of Hurricane Rita, which occurred subsequent to the end of our second quarter, we closed 17 stores. We re-opened 15 stores by September 28, 2005. The re-opening dates for two stores remain undetermined.

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

Potential positive impacts of this transition include the following:
o    sales benefit from excitement generated by new brand
o    discontinuation of payments to RadioShack of royalty and other fees

Potential negative impacts of this transition include the following:
o    sales disruption from replacing old brand
o    expenses for advertising new brand
o capital expenditures and expenses for new store signage and inventory write-downs, which were incurred in the first half of fiscal 2006

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

o changes in availability or cost of financing for working capital and capital expenditures, including financing to support development of our business
o the lack of availability or access to sources of inventory or the loss or disruption in supply from one of our major suppliers
o the impact of initiatives related to upgrading merchandising, marketing and information systems on revenue and operating margin and the costs associated with these investments
o the impact of inventory and supply chain management initiatives on inventory levels and profitability
o    our inability to liquidate excess inventory should excess inventory develop
o failure to successfully implement sales and profitability improvement programs for our Circuit City Superstores, including our store revitalization plan
o our ability to continue to generate strong sales growth through our Web site and to generate sales and margin growth through expanded service offerings
o our ability to drive gross margin improvement in the second half of the fiscal year
o the availability of appropriate real estate locations for relocations and new stores
o    the cost and timeliness of new store openings and relocations
o the impact to the average results from relocated and incremental stores as stores are added to the relocation base and incremental store base
o consumer reaction to new store locations and changes in our store design and merchandise
o the effect of pricing and promotional activities of our competitors and our response to those actions
o our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies
o changes in production or distribution costs or costs of materials for our advertising
o effectiveness of our advertising and marketing programs for increasing consumer traffic and sales
o the successful implementation of our initiatives to upgrade, evolve and innovate the core business
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to us or our competitors, the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws
o    reduced investment returns in our pension plan
o    changes in our anticipated cash flow
o whether, when and in what amounts share repurchases may be made under our stock buyback authorization
o    adverse results in significant litigation matters
o impacts from legal proceedings, tax audits or other contingencies that, while not material to the company's financial position or ongoing results of operations, may be material with respect to results of operations for a particular fiscal period
o the ultimate outcome of the litigation instituted by RadioShack Corporation to terminate InterTAN's right to use the RadioShack(R) name in Canada
o currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies
o    the regulatory and trade environment in the U.S. and Canada
o    the disruption of global, national or regional transportation systems
o the possibility of adverse changes in general economic conditions from higher energy prices and other widespread disruptions from the after-effects of Hurricanes Katrina and Rita
o the occurrence of severe weather events or natural disasters that could significantly damage or destroy stores or prohibit consumers from traveling to our retail locations, especially during the peak holiday shopping season
o the successful execution of the initiatives to achieve revenue growth and increase gross profit margin underlying our projected 2006 results as discussed under "Fiscal 2006 Outlook" in MD&A

We believe our forward-looking statements are reasonable. However, undue reliance should not be placed on forward-looking statements, which are based on current expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the acquisition of InterTAN, we are exposed to market risk from potential changes in the U.S./Canadian currency exchange rates as they relate to inventory purchases and the translation of InterTAN's financial results.

Inventory Purchases

A portion of InterTAN's purchases are from vendors requiring payment in U.S. dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN's management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors. At August 31, 2005, U.S. dollar purchase orders totaled approximately $74.5 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $7.4 million. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, to the degree commercially feasible.

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

Changes in Internal Controls

There were no changes in the company's internal control over financial reporting in the quarter ended August 31, 2005, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 31, 2004, Circuit City announced a public tender offer to purchase the stock of InterTAN. Circuit City completed the acquisition and InterTAN became a wholly owned subsidiary of Circuit City on May 19, 2004. Among other things,
InterTAN  has  operated   retail   consumer   electronics   outlets   under  the
RadioShack(R) name in Canada under a licensing agreement with a subsidiary of RadioShack Corporation. InterTAN has also operated under two other agreements with RadioShack and its subsidiaries ("RadioShack"): a merchandising agreement and an advertising agreement.

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

On April 5, 2004, RadioShack filed suit against InterTAN in Tarrant County, Texas, and amended that suit on April 27, 2004 (the "RadioShack litigation"). InterTAN disputes the various termination scenarios alleged by RadioShack and is defending vigorously against those claims. The parties argued a RadioShack motion for partial summary judgment on February 3, 2005. On March 24, 2005 the court issued an order on that motion stating that the three agreements were terminated no later than December 31, 2004. Under the ruling, InterTAN's rights under the three agreements expired June 30, 2005.

Circuit City continues to believe that RadioShack is not entitled to early termination of the agreements, that InterTAN has substantial defenses to the RadioShack claims and that RadioShack has breached the agreements by seeking early termination. InterTAN intends to continue defending vigorously the claims and to exercise its rights under the agreements, as well as any appeal rights.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended August 31, 2005:

                                                                                                                    Approximate
                                                                                              Total Number        Dollar Value of
                                                                                                of Shares           Shares that
                                                                              Average         Purchased as           May Yet Be
                                                       Total Number            Price        Part of Publicly         Purchased
                                                        of Shares              Paid             Announced              Under
(Amounts in millions except per share data)             Purchased             per Share          Program            the Program*
-----------------------------------------------------------------------------------------------------------------------------------
June 1 - June 30, 2005...........................           2.2               $17.05               2.2                   $322.6
July 1 - July 31, 2005...........................           3.6               $17.71               3.6                   $259.5
August 1 - August 31, 2005.......................             -               $    -                 -                   $259.5
                                                     -----------------                      -----------------
Total fiscal 2006 second quarter.................           5.7               $17.46               5.7
                                                     =================                      =================

* In  January  2003,  the  company  announced  that the board of  directors  had authorized the  repurchase of up to $200 million of common stock.  In June 2004,
the  company   announced  a  $200  million  increase  in  its  stock  repurchase authorization,  raising the repurchase  capacity to $400 million. In March 2005,
the  company   announced  a  $400  million  increase  in  its  stock  repurchase authorization,  raising the  repurchase  capacity to $800  million.  There is no expiration  date under the  authorization.  At August 31, 2005,  $259.5  million
remained   available   for  share   repurchases   under  the  share   repurchase
authorization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of the company's shareholders was held June 21, 2005.

     (b)(i)  At the annual  meeting,  the  shareholders  of the company  elected
             Carolyn H. Byrd, Ursula O. Fairbairn, Alan Kane and J. Patrick Spainhour as directors for a three-year term. The elections were approved by the following votes:

                       Directors                 For              Withheld
               -------------------------   ----------------     -------------
               Carolyn H. Byrd              166,073,060             4,372,311
               Ursula O. Fairbairn          161,937,026             8,508,345
               Alan Kane                    166,064,186             4,381,185
               J. Patrick Spainhour         166,854,747             3,590,624

        (ii) At the annual meeting, the shareholders of the company voted in favor of a proposal to approve the Amended and Restated Circuit City Stores, Inc. 2003 Stock Incentive Plan. This proposal was approved by the following votes:

                                                                      Broker
                  For             Against           Abstain          Non-Votes
              --------------  ----------------  --------------       ---------
              104,796,273       19,252,802         10,900,206        35,496,090

        (iii)At the annual meeting, the shareholders of the company voted in favor of a proposal to approve the InterTAN Canada, Ltd. Stock Purchase Program. This proposal was approved by the following votes:

                                                                    Broker
                  For          Against           Abstain           Non-Votes
              ------------   -------------   --------------        ---------
              119,319,960      4,701,797        10,927,524         35,496,090

        (iv) At the annual meeting, the shareholders of the company voted to ratify the appointment of KPMG LLP as the company's independent auditors for fiscal year 2006. This ratification was approved by the following votes:

                                                                      Broker
                  For              Against         Abstain          Non-Votes
              --------------    --------------    ------------      ---------
              167,652,901         1,590,125        1,202,345             0

ITEM 6. EXHIBITS

      Articles of Incorporation and Bylaws

      3.1 Circuit City Stores, Inc. Amended and Restated Articles of Incorporation, effective February 3, 1997, as amended through August 16, 2005, filed as Exhibit 3.1 to the company's Form 8-A/A filed September 13, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

      3.2 Circuit City Stores, Inc. Bylaws, as amended and restated April 19, 2005, filed as Exhibit 3.1 to the company's Current Report on Form 8-K filed April 21, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

      Material Contracts

      10.1 Second Amendment to the Amended and Restated Credit Agreement and to Security Agreement, filed as Exhibit 10.1 to the company's Current Report on Form 8-K filed on July 21, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.2 Form of Performance Accelerated Restricted Stock Award letter, filed as Exhibit 10.1 to the company's Current Report on Form 8-K filed June 23, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.3     Form of  Time-based  Restricted  Stock  Award  letter,  filed  as
               Exhibit 10.2 to the company's Current Report on Form 8-K filed June 23, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.4     Form of Non-Qualified Stock Option Grant letter, filed as Exhibit
               10.3 to the company's Current Report on Form 8-K filed June 23, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.5     Schedule of Non-Employee Director Compensation,  filed as Exhibit
               10.1 to the company's Current Report on Form 8-K filed August 19, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

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




October 7, 2005

                                  EXHIBIT INDEX

      Articles of Incorporation and Bylaws


      3.1 Circuit City Stores, Inc. Amended and Restated Articles of Incorporation, effective February 3, 1997, as amended through August 16, 2005, filed as Exhibit 3.1 to the company's Form 8-A/A filed September 13, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

      3.2 Circuit City Stores, Inc. Bylaws, as amended and restated April 19, 2005, filed as Exhibit 3.1 to the company's Current Report on Form 8-K filed April 21, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

      Material Contracts

      10.1 Second Amendment to the Amended and Restated Credit Agreement and to Security Agreement, filed as Exhibit 10.1 to the company's Current Report on Form 8-K filed on July 21, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.2 Form of Performance Accelerated Restricted Stock Award letter, filed as Exhibit 10.1 to the company's Current Report on Form 8-K filed June 23, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.3     Form of  Time-based  Restricted  Stock  Award  letter,  filed  as
               Exhibit 10.2 to the company's Current Report on Form 8-K filed June 23, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.4     Form of Non-Qualified Stock Option Grant letter, filed as Exhibit
               10.3 to the company's Current Report on Form 8-K filed June 23, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.5     Schedule of Non-Employee Director Compensation,  filed as Exhibit
               10.1 to the company's Current Report on Form 8-K filed August 19, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

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