Form 10-Q
period 2005-11-30
CIRCUIT CITY STORES INC
filed 2006-01-06
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2005

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No |X|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at November 30, 2005
 Common Stock, par value $0.50                              177,032,738


A Table of Contents is included on Page 2 and an Exhibit Index is included on Page 29.




                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Statements of Operations -
                     Three Months and Nine Months Ended November 30, 2005 and 2004                                    3

                     Consolidated Balance Sheets -
                     November 30, 2005, and February 28, 2005                                                         4

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended November 30, 2005 and 2004                                                     5

                     Notes to Consolidated Financial Statements                                                       6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                          12

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                         24

      Item 4.     Controls and Procedures                                                                            24

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                                                                  25

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                                        26

      Item 6.     Exhibits                                                                                           27

SIGNATURES                                                                                                           28

EXHIBIT INDEX                                                                                                        29

                                  Page 2 of 29


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)


                                                                 Three Months Ended                    Nine Months Ended
                                                                     November 30                          November 30
                                                              2005               2004                2005             2004
                                                           ------------      ------------       ------------      -------------
Net sales and operating revenues                             $2,905,678         $2,532,441        $7,695,835         $7,003,279
Cost of sales, buying and warehousing                         2,202,583          1,894,602         5,822,819          5,279,520
                                                           ------------      -------------      ------------      -------------
Gross profit                                                    703,095            637,839         1,873,016          1,723,759

Finance income                                                        -                  -                 -              5,564
Selling, general and administrative expenses                    676,577            639,641         1,854,991          1,741,713
Stock-based compensation expense                                  9,321              6,442            19,350             20,839
Interest expense                                                    644                476             1,255              1,625
                                                           ------------      -------------      ------------      -------------
Earnings (loss) from continuing operations
     before income taxes                                         16,553             (8,720)           (2,580)           (34,854)
Income tax provision (benefit)                                    6,411             (2,820)             (961)           (12,304)
                                                           ------------      -------------      ------------      -------------
Net earnings (loss) from continuing operations                   10,142             (5,900)           (1,619)           (22,550)
Net loss from discontinued operation                                  -                  -                 -             (1,214)
                                                           ------------      -------------      ------------      -------------
Net earnings (loss)                                        $     10,142      $      (5,900)     $     (1,619)     $     (23,764)
                                                           ============      =============      ============      =============

Weighted average common shares:
    Basic                                                       174,438            191,135           179,426            195,321
                                                           ============      =============      ============      =============
Diluted                                                         177,509            191,135           179,426            195,321
                                                           ============      =============      ============      =============
Net earnings (loss) per share:
    Basic:
       Continuing operations                               $       0.06      $      (0.03)      $      (0.01)     $       (0.12)
       Discontinued operation                                         -                 -                  -              (0.01)
                                                           ------------      ------------       ------------      -------------
                                                           $       0.06      $      (0.03)      $      (0.01)     $       (0.12)
                                                           ============      ============       ============      =============
    Diluted:
       Continuing operations                               $       0.06      $      (0.03)      $      (0.01)     $       (0.12)
       Discontinued operation                                         -                 -                  -              (0.01)
                                                           ------------      ------------       ------------      -------------
                                                           $       0.06      $      (0.03)      $      (0.01)     $       (0.12)
                                                           ============      ============       ============      =============


Cash dividends paid per share                              $     0.0175      $      0.0175      $     0.0525      $      0.0525
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


                                  Page 3 of 29



                   Circuit City Stores, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                       November 30, 2005       Feb. 28, 2005
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $      493,659           $  879,660
Short-term investments                                                                          42,274              125,325
Accounts receivable, net of allowance for doubtful accounts                                    189,749              172,995
Merchandise inventory                                                                        2,681,045            1,459,520
Deferred income taxes                                                                           24,970               29,518
Income tax receivable                                                                           15,051                    -
Prepaid expenses and other current assets                                                       61,159               18,697
                                                                                        --------------           ----------

Total current assets                                                                         3,507,907            2,685,715

Property and equipment, net of accumulated depreciation of
     $1,156,767 and $1,104,137                                                                 815,393              738,802
Deferred income taxes                                                                           93,491               73,558
Goodwill                                                                                       228,593              215,884
Other intangible assets, net of accumulated amortization of
     $4,773 and $3,035                                                                          29,763               31,331
Other assets                                                                                    42,297               44,092
                                                                                        --------------           ----------

TOTAL ASSETS                                                                                $4,717,444           $3,789,382
                                                                                            ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                            $2,127,047           $  961,718
Accrued expenses and other current liabilities                                                 240,030              228,966
Accrued income taxes                                                                                 -               72,274
Short-term debt                                                                                 68,560                    -
Current installments of long-term debt                                                           1,488                  888
                                                                                            ----------           ----------

Total current liabilities                                                                    2,437,125            1,263,846

Long-term debt, excluding current installments                                                  29,234               11,522
Accrued straight-line rent and deferred rent credits                                           242,487              230,426
Accrued lease termination costs                                                                 78,380              104,234
Other liabilities                                                                               94,399               91,920
                                                                                            ----------           ----------

TOTAL LIABILITIES                                                                            2,881,625            1,701,948
                                                                                            ----------           ----------

Stockholders' equity:
Common stock, $0.50 par value;
     525,000,000 shares authorized; 177,032,738 shares
     issued and outstanding at November 30, 2005
     (188,150,383 at February 28, 2005)                                                         88,516               94,075
Capital in excess of par value                                                                 475,727              721,038
Retained earnings                                                                            1,233,989            1,247,221
Accumulated other comprehensive income                                                          37,587               25,100
                                                                                            ----------           -----------

TOTAL STOCKHOLDERS' EQUITY                                                                   1,835,819            2,087,434
                                                                                            ----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $4,717,444           $3,789,382
                                                                                            ==========           ==========
See accompanying notes to consolidated financial statements.


                                  Page 4 of 29


                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Nine Months Ended
                                                                                                     November 30
                                                                                             2005                   2004
                                                                                        --------------         ------------
Operating Activities:
Net loss                                                                               $        (1,619)         $    (23,764)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
    Loss from discontinued operation                                                                 -                 1,214
    Depreciation and amortization                                                              109,685               100,047
    Stock option expense                                                                         9,821                14,271
    Amortization of restricted stock awards                                                      7,871                 5,942
    (Gain) loss on dispositions of property, equipment and other assets                         (1,949)                2,262
    Provision for deferred income taxes                                                        (10,926)              (82,063)
    Goodwill impairment                                                                          2,711                     -
Changes in operating assets and liabilities:
       Increase in accounts receivable, net                                                    (16,898)              (19,468)
       Decrease in retained interests in securitized receivables                                     -                32,867
       Increase in merchandise inventory                                                    (1,213,013)             (832,085)
       Increase in prepaid expenses and other current assets                                   (42,861)              (23,607)
       Decrease in other assets                                                                    327                16,836
       Increase in accounts payable                                                          1,162,632               893,546
       Decrease in accrued expenses, other current liabilities and
           accrued income taxes                                                                (71,604)              ( 3,369)
       (Decrease) increase in other long-term liabilities                                      (12,662)               19,023
                                                                                       ---------------         ------------
Net cash (used in) provided by operating activities of continuing
       operations                                                                              (78,485)              101,652
                                                                                       ---------------         ------------
Investing Activities:
--------------------
Proceeds from the sale of the private-label finance operation                                        -               475,857
Acquisitions, net of cash acquired of $0 and $30,615                                           (13,255)             (268,668)
Purchases of property and equipment                                                           (214,421)             (207,755)
Proceeds from sales of property, equipment and other assets                                     54,400                75,453
Purchases of investment securities                                                            (140,803)                    -
Proceeds from maturities of investment securities                                              225,000                     -
                                                                                        --------------          ------------
Net cash (used in) provided by investing activities of continuing
       operations                                                                              (89,079)               74,887
                                                                                        --------------          ------------
Financing Activities:
--------------------
Proceeds from short-term debt                                                                   67,299                10,183
Principal payments on long-term debt                                                            (1,078)              (15,081)
Repurchases of common stock                                                                   (298,479)             (210,052)
Issuances of common stock, net                                                                  25,719                20,849
Dividends paid                                                                                  (9,737)              (10,498)
Redemption of preferred share purchase rights                                                   (1,876)                    -
                                                                                       ---------------            ----------
Net cash used in financing activities of continuing operations                                (218,152)             (204,599)
                                                                                       ---------------          ------------
Net cash used in discontinued bankcard finance operation                                            -                 (4,282)
Effect of exchange rate changes on cash                                                           (285)                1,349
                                                                                       ---------------         ------------
Decrease in cash and cash equivalents                                                         (386,001)              (30,993)
Cash and cash equivalents at beginning of year                                                 879,660               783,471
                                                                                       ---------------          ------------
Cash and cash equivalents at end of period                                             $       493,659         $     752,478
                                                                                       ===============          ============
See accompanying notes to consolidated financial statements.

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

     The domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and services in Circuit City stores in the United States and via the Web at www.circuitcity.com. At November 30, 2005, the company's domestic segment operated 625 Superstores and six other stores in 157 U.S. media markets.

     The international segment is comprised of the operations of InterTAN, Inc. On May 12, 2004, the company acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed its acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. In addition to giving Circuit City a greater product-sourcing capability and the ability to accelerate the offering of private-label merchandise to its customers, the acquisition of InterTAN gave the company its first presence in the Canadian market. The international segment is primarily engaged in the business of selling both private-label and brand-name consumer electronics. The international segment's headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada under the trade names THE SOURCE BY CIRCUIT CITYSM, RadioShack(R), Rogers Plus(R) and Battery Plus(R). At November 30, 2005, the international segment conducted business through 954 retail stores and dealer outlets, which consisted of 533 company-owned stores, 304 dealer outlets, 93 Rogers Plus(R) stores and 24 Battery Plus(R) stores. The international segment also operates a Web site at www.thesourcecc.ca.

     InterTAN, Inc. is involved in ongoing litigation with RadioShack Corporation. As a result of this litigation, the international segment re-branded virtually all of its company-owned stores and dealer outlets to THE SOURCE BY CIRCUIT CITYSM. The brand transition costs primarily include advertising costs and the write-down of RadioShack(R) branded inventory and totaled $29.8 million for the nine months ended November 30, 2005. See Note 2 for a discussion of the litigation.

     On May 25, 2004, the company completed the sale of its private-label finance operation, comprised of its private-label and co-branded Visa credit card programs, to Chase Card Services, formerly Bank One
     Corporation. Results from the private-label finance operation, including transition and transaction costs of approximately $6 million related to the sale of the operation, are included in finance income for the nine months ended November 30, 2004. The company entered into a Consumer Credit Card Program Agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers. The company is compensated under the program agreement primarily based on the number of new accounts opened less promotional financing costs that exceed a negotiated base amount. The net results from the program agreement are included in net sales and operating revenues on the consolidated statements of operations.

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

2.   Litigation

     After Circuit City's March 31, 2004, announcement of its agreement to acquire InterTAN, RadioShack Corporation asserted early termination of its licensing and other agreements with InterTAN. On April 5, 2004, RadioShack filed suit against InterTAN, and amended that suit on April 27, 2004 and February 4, 2005 (the "RadioShack litigation"). InterTAN disputes the termination scenarios alleged by RadioShack and is vigorously defending against those claims. The parties argued a RadioShack motion for partial summary judgment on February 3, 2005. On March 24, 2005, the court issued an order on that motion stating that the agreements were terminated no later than December 31, 2004. Under the ruling, InterTAN's rights under the agreements expired June 30, 2005.

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

3.   Finance Income

     Finance income for the nine months ended November 30, 2004, includes the results from the company's private-label finance operation including costs of approximately $6 million related to the sale of the operation on May 25, 2004.

     For the nine months ended November 30, 2004, the components of pretax finance income were as follows:

                                                          Nine Months Ended
     (Amounts in millions)                                November 30, 2004
     -------------------------------------------------------------------------
     Securitization income.............................           $28.1
     Less: Payroll and fringe benefit expenses.........             7.6
             Other direct expenses.....................            14.9
                                                       -----------------------
     Finance income....................................           $ 5.6
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

                                                               Three Months Ended                  Nine Months Ended
                                                                   November 30                        November 30
                                                             2005             2004               2005             2004
-------------------------------------------------------------------------------------           -----------------------
     Expected dividend yield..........................       0.4%            0.5%                0.4%             0.6%
     Expected stock volatility........................        53%             63%                 59%              64%
     Risk-free interest rates.........................         4%              3%                  4%               4%
     Expected lives (in years)........................         4               5                   5                4

     Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted was $7.97 per share for the three months ended November 30, 2005, and $8.51 per share for the nine months ended November 30, 2005. The weighted average fair value of options granted was $8.25 per share for the three months ended November 30, 2004, and $6.61 per share for the nine months ended November 30, 2004.

5.   Comprehensive Income

     The components of the company's comprehensive income consist of the net earnings (loss) and foreign currency translation adjustments. Foreign currency translation adjustments are recorded net of deferred income taxes directly as a component of stockholders' equity.

     The components of comprehensive income, net of taxes, were as follows:

                                                                       Three Months Ended                  Nine Months Ended
                                                                           November 30                         November 30
     (Amounts in millions)                                            2005            2004               2005            2004
     -----------------------------------------------------------------------------------------          -----------------------
     Net earnings (loss)........................................      $10.1          $ (5.9)             $ (1.6)       $(23.8)
     Foreign currency translation adjustments...................        4.0            25.0                12.5          34.6
                                                                  -------------------------             ---------------------
     Comprehensive income.......................................      $14.2           $19.1               $10.9       $  10.8
                                                                  =========================             =====================

6.   Net Earnings (Loss) Per Share

     The following table presents a reconciliation of the denominators used in the net earnings (loss) per share calculations.

                                                                       Three Months Ended                   Nine Months Ended
                                                                           November 30                         November 30
     (Shares in millions)                                             2005            2004               2005            2004
     -----------------------------------------------------------------------------------------           ----------------------
     Weighted average common shares.............................      174.4           191.1               179.4           195.3
     Dilutive potential common shares:
         Options................................................        2.6               -                   -               -
         Restricted stock.......................................        0.5               -                   -               -
                                                                  ---------------------------            ----------------------
     Weighted average common shares and dilutive
         potential common shares................................      177.5           191.1               179.4           195.3
                                                                  ==========================             ======================

     For the three months ended November 30, 2005, the computation of dilutive potential common shares excluded 5.6 million options to purchase shares of common stock because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

     For the nine months ended November 30, 2005, and the three and nine months ended November 30, 2004, no stock options or restricted stock were included in the calculation of diluted net loss per share because the company reported a loss from continuing operations. Shares excluded were as follows:

                                                                         At November 30
     (Shares in millions)                                             2005            2004
     -----------------------------------------------------------------------------------------
     Options to purchase common stock...........................       15.6            17.4
     Restricted stock...........................................        5.5             2.3

7.   Common Stock Repurchased

     The company's board of directors has authorized stock repurchases up to $800 million, of which $157.3 million remained available at November 30, 2005. The company repurchased 6.0 million shares of common stock at a cost of $102.2 million during the three months ended November 30, 2005, and 17.8 million shares of common stock at a cost of $298.5 million during the nine months ended November 30, 2005. The company repurchased 4.5 million shares of common stock at a cost of $69.4 million during the three months ended November 30, 2004, and 15.6 million shares of common stock at a cost of $210.1 million during the nine months ended November 30, 2004. As of November 30, 2005, the company had repurchased
     46.2 million shares of common stock at a cost of $642.7 million.

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

     The components of the net pension (income) expense for the plans were as follows:

                                                                  Three Months Ended                   Nine Months Ended
                                                                       November 30                        November 30
     (Amounts in thousands)                                      2005             2004               2005            2004
     -----------------------------------------------------------------------------------       ----------------------------
     Service cost..........................................    $     703          $3,497       $     2,332       $   10,492
     Interest cost.........................................        3,455           3,898            10,367           11,694
     Expected return on plan assets........................       (4,507)         (4,093)          (13,522)         (12,278)
     Recognized prior service cost.........................           54             119               161              356
     Recognized actuarial loss.............................          265           1,255               794            3,765
     Loss due to curtailment...............................            -             243                 -              243
                                                               -------------------------       ----------------------------
     Net pension (income) expense..........................    $     (30)         $4,919       $       132       $   14,272
                                                               =========================       ============================

     Circuit City made no pension plan contributions during the nine months ended November 30, 2005. The company is currently in the process of evaluating its assumptions to determine its year end benefit obligations. Changes in assumptions could affect the amount of contribution and, therefore, the company cannot estimate the level of contribution, if any, for fiscal 2006. The company intends to make any contributions to the defined benefit pension plan necessary to meet ERISA minimum funding standards and will make any additional contributions as needed to ensure that the fair value of plan assets at February 28, 2006, exceeds the accumulated benefit obligation.

     A contribution of $529,000, which is equal to the expected benefit payments for fiscal 2006, is expected to be made to the restoration plan during fiscal 2006. Benefit payments during the nine months ended November 30, 2005, were $397,000.

9.   Discontinued Operation

     On November 18, 2003, the company completed the sale of its bankcard finance operation to FleetBoston Financial. Bankcard results are presented as results from discontinued operation.

     For the nine months ended November 30, 2004, the net loss from the discontinued bankcard finance operation totaled $1.2 million, which is comprised of post-closing adjustments related to the sale of the bankcard operation. Cash flows related to the discontinued operation have been segregated on the consolidated statements of cash flows.

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

     Prior to the second quarter of fiscal 2005, the company had another reportable segment, its finance operation. The company completed the sale of its private-label finance operation, comprised of its private-label and Visa co-branded credit card programs, to Chase Card Services on May 25, 2004. Results from the private-label finance operation, including costs of approximately $6 million related to the sale of the operation, are included in finance income for the nine months ended November 30, 2004. See Note 3 for additional discussion of finance income. The company has entered into an arrangement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers and providing credit card services to all cardholders.

     Revenue by reportable segment and the reconciliation to the consolidated statements of operations were as follows:

                                                                       Three Months Ended              Nine Months Ended
                                                                           November 30                     November 30
     (Amounts in millions)                                            2005           2004              2005         2004(a)
     ----------------------------------------------------------------------------------------      --------------------------
     Domestic segment..........................................     $2,735.1         $2,390.5        $7,269.0        $6,721.9
     International segment.....................................        170.6            142.0           426.9           281.4
     Finance operation.........................................            -                -               -            28.1
                                                                  ---------------------------      --------------------------
     Total revenue.............................................      2,905.7          2,532.4         7,695.8         7,031.4
     Less: securitization income(b)............................            -                -               -            28.1
                                                                  ---------------------------      --------------------------
     Net sales and operating revenues .........................     $2,905.7         $2,532.4        $7,695.8        $7,003.3
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

     The net earnings (loss) from continuing operations by reportable segment were as follows:

                                                                     Three Months Ended                Nine Months Ended
                                                                           November 30                   November 30
     (Amounts in millions)                                            2005          2004              2005          2004(a)
     -------------------------------------------------------------------------------------         ------------------------
     Domestic segment..........................................     $ 13.1         $(11.4)           $  7.8         $(35.3)
     International segment.....................................       (3.0)           5.5              (9.5)           9.2
     Finance operation.........................................          -              -                 -            3.5
                                                                  -----------------------          -----------------------
     Net earnings (loss) from continuing operations............     $ 10.1        $  (5.9)            $(1.6)        $(22.6)
                                                                  =======================          =======================

     (a)The   international   segment's  net  earnings  (loss)  from  continuing
     operations  are included  from May 12, 2004,  when Circuit City  acquired a controlling interest in InterTAN, Inc.

     Total assets by reportable segment were as follows:

                                                                 At November 30        At February 28
     (Amounts in millions)                                            2005                 2005
     --------------------------------------------------------------------------------------------------
     Domestic segment.........................................      $4,169.9              $3,354.7
     International segment....................................         547.5                 434.7
                                                                  -------------------------------------
     Total assets.............................................      $4,717.4              $3,789.4
                                                                    ===================================

11.  Supplemental Consolidated Statements of Cash Flows Information

     The following table summarizes supplemental cash flow information for the nine months ended November 30, 2005 and 2004.

                                                                                           Nine Months Ended
                                                                                               November 30
     (Amounts in millions)                                                                2005            2004
     --------------------------------------------------------------------------------------------------------------
     Supplemental schedule of non-cash investing and financing
       activities:
       Capital lease obligations.................................................          $17.5        $    2.8
                                                                                           =====        ========

     Acquisition of InterTAN:
       Fair value of assets acquired:
           Cash and cash equivalents............................................           $   -        $   30.6
           Merchandise inventory................................................               -            88.8
           Property and equipment, net..........................................               -            42.6
           Goodwill.............................................................               -           186.3
           Other intangible assets..............................................               -            28.0
           Other assets.........................................................               -            12.7
                                                                                           -----         -------
           Total fair value of assets acquired..................................               -           389.0

       Less:
           Liablities assumed...................................................               -            92.6
           Cash acquired........................................................               -            30.6
           Stock options issued.................................................               -             6.5
                                                                                           -----         -------
       Acquistion of InterTAN, net of cash acquired.............................           $   -          $259.3
                                                                                           =====          ======

   Other acquisitions:
       Fair value of assets acquired............................................           $13.6        $   13.4
       Less: liabilities assumed................................................             0.3             4.1
                                                                                           -----        --------
       Other acquisitions.......................................................           $13.3        $    9.3
                                                                                           =====        ========

12.  Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires companies to record compensation expense based on the fair value of employee stock-based compensation awards. The statement also requires that the compensation expense be recognized over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) will be effective for the company's first quarter of fiscal 2007. The company plans to adopt SFAS No. 123(R) using the modified prospective transition method. Effective December 1, 2003, the company adopted the fair value based method of accounting for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under SFAS No. 123(R), the company will continue to use the Black-Scholes option-pricing model to estimate the fair value of stock option grants. The company does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position, results of operations or cash flows.

     In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period." FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during a construction period. FSP No. FAS 13.1 is effective for all interim or annual reporting periods beginning after December 15, 2005. Retrospective application is permitted, but not required. The company will adopt FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal

     2007. The company does not believe the adoption of this new standard will have a significant impact on its financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 12, 2004, we acquired a controlling interest in InterTAN, Inc. for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. In addition to giving us a greater product-sourcing capability and the ability to accelerate the offering of private-label merchandise to our customers, the acquisition of InterTAN gave us our first presence in the Canadian market. InterTAN is primarily engaged in the business of selling both private-label and brand-name consumer electronics. InterTAN's headquarters are located in Barrie, Ontario, Canada.

On May 25, 2004, we completed the sale of our private-label finance operation, comprised of our private-label and co-branded Visa credit card programs, to Chase Card Services. Results from the private-label finance operation are included in finance income for the nine months ended November 30, 2004. We entered into a Consumer Credit Card Program Agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers. As part of the program agreement, we jointly develop and introduce new features, products and services to drive additional sales. We are compensated under the program primarily based on the number of new accounts opened less promotional financing costs that exceed a negotiated base amount. Chase Card Services is obligated to offer special promotional financing terms to our customers. We determine the frequency, volume and, subject to certain limits, the terms of these promotions. Chase Card Services is compensated for these promotions in accordance with a negotiated fee schedule. The program agreement has an initial seven-year term with three-year renewals. The agreement has customary representations, warranties, covenants, events of default and termination rights for an agreement of this type. The net results from the program agreement are included in net sales and operating revenues on the consolidated statements of operations.

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


Summary of Segment Performance

Where relevant, we have included separate discussions of our domestic and international segments. Our domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and services in our stores in the United States and via the Web at www.circuitcity.com. Our international segment is primarily engaged in the business of selling private-label and brand-name consumer electronics products in Canada and via the Web at www.thesourcecc.ca and principally includes the operations of InterTAN, Inc., which we acquired in May 2004. Consolidated results include results from InterTAN from the acquisition date. Prior to the second quarter of fiscal 2005, we had another reportable segment, our finance operation. The following tables summarize performance by segment.

                                 Page 12 of 29

SEGMENT PERFORMANCE SUMMARY

                                             Three Months Ended Nov. 30, 2005                 Nine Months Ended Nov. 30, 2005
(Amounts in millions)                  Domestic      International    Consolidated       Domestic     International    Consolidated
----------------------------------------------------------------------------------       ------------------------------------------
Net sales and operating
    revenues........................      $2,735.1        $170.6        $2,905.7        $7,269.0         $426.9         $7,695.8
Gross profit........................      $  644.2        $ 58.9        $  703.1        $1,717.2         $155.8         $1,873.0
Selling, general and
    administrative expenses.........      $  614.2        $ 62.3        $  676.6        $1,685.8         $169.2         $1,855.0
Net earnings (loss) from
    continuing operations...........      $   13.1        $ (3.0)       $   10.1        $    7.8         $ (9.5)        $   (1.6)


                                                        Three Months Ended November 30, 2004
(Amounts in millions)                              Domestic      International           Consolidated
-----------------------------------------------------------------------------------------------------
Net sales and operating revenues...............  $2,390.5          $142.0            $2,532.4
Gross profit...................................  $  581.8          $ 56.0            $  637.8
Selling, general and administrative
    expenses...................................  $  593.0          $ 46.6            $  639.6
Net (loss) earnings from continuing
    operations.................................  $  (11.4)         $  5.5            $   (5.9)


                                                               Nine Months Ended November 30, 2004
(Amounts in millions)                             DomesticInternational(a)             Finance     Consolidated
---------------------------------------------------------------------------------------------------------------
Net sales and operating revenues...............     $6,721.9          $281.4               $  -         $7,003.3
Gross profit...................................     $1,612.9          $110.9               $  -         $1,723.8
Finance income.................................     $      -          $    -               $5.6         $    5.6
Selling, general and administrative
    expenses...................................     $1,646.9          $ 94.8               $  -         $1,741.7
Net (loss) earnings from continuing
    operations.................................     $  (35.3)         $  9.2               $3.5         $  (22.6)

(a)Amounts are included from May 12, 2004, when we acquired a controlling interest in InterTAN, Inc.


Net Sales and Operating Revenues

Consolidated

For the third quarter of fiscal 2006, our total sales increased 14.7 percent to $2.91 billion, and comparable store sales increased 13.1 percent from the same period last year. Total sales for the first nine months of fiscal 2006 increased
9.9 percent to $7.70 billion from $7.00 billion for the first nine months of last fiscal year. Comparable store sales increased 6.5 percent for the first nine months of fiscal 2006. A store's sales are included in comparable store sales after the store has been open for a full 12 months. Comparable store sales include Web-originated sales and sales from relocated stores. Beginning June 1, 2005, international segment sales are included in comparable store sales and are calculated in local currency. The calculation of consolidated comparable store sales excludes the impact of fluctuations in foreign currency exchange rates.

Domestic Segment

For the third quarter of fiscal 2006, the domestic segment's net sales and operating revenues were $2.74 billion, an increase of 14.4 percent over the same period last fiscal year. Comparable store sales increased 13.3 percent. The sales growth is largely attributed to increases in close rate and average ticket, since store traffic for the quarter was relatively flat. For the quarter, Web-originated sales grew by 74 percent over the same period last year.

For the nine months ended November 30, 2005, domestic segment sales were $7.27 billion, an increase of 8.1 percent over the same period last fiscal year. Comparable store sales increased 6.5 percent.

Our major product categories are the following:
o video, which includes televisions, imaging products, DVD hardware, camcorders, digital cameras, digital video services, furniture and related accessories
o information technology, which includes personal computer hardware, personal computer services, telecommunications products and related product accessories
o audio, which includes home audio products, mobile audio products, portable audio products and related accessories
o entertainment, which includes movie software, music software, game software, game hardware and personal computer software

The percent of domestic segment sales represented by each major product category for the periods ended November 30, 2005 and 2004, is shown below.

PERCENT OF DOMESTIC SEGMENT SALES BY CATEGORY(a)

                                                                 Three Months Ended                Nine Months Ended
                                                                     November 30                      November 30
                                                                2005             2004            2005             2004
--------------------------------------------------------------------------------------         -----------------------
Video.....................................................      46%               43%             43%               42%
Information technology....................................      28                30              30                33
Audio.....................................................      15                14              16                13
Entertainment.............................................      11                13              11                12
                                                              ------------------------         ------------------------
Total.....................................................     100%              100%            100%              100%
                                                              ========================          =======================

(a)Excludes extended warranty revenues and installation revenue

In the video category, we produced a double-digit comparable store sales increase in the third quarter. Television comparable store sales increased by double digits, led by triple-digit comparable store sales growth in flat panel displays. Growth in television sales and double-digit comparable store sales growth in digital imaging were partially offset by double-digit comparable store sales declines in DVD players.

In the information technology category, we produced a single-digit comparable store sales increase in the third quarter driven by a double-digit comparable store sales increase in notebook computers.

In the audio category, we produced a double-digit comparable store sales increase in the third quarter, primarily reflecting triple-digit comparable store sales growth in portable digital audio products. Double-digit comparable store sales growth in mobile audio products reflects growth in digital satellite radio and navigation products. Comparable store sales growth in portable and mobile audio products was partially offset by a single-digit comparable store sales decline in home audio products.

In the entertainment category, we produced a single-digit comparable store sales decrease in the third quarter, reflecting a double-digit comparable store sales decrease in music software and game products, partially offset by a single-digit comparable store sales increase in video software.

The following table provides the number of our domestic segment stores:

DOMESTIC SEGMENT STORE MIX

                                                         Nov. 30, 2005       Feb. 28, 2005         Nov. 30, 2004
----------------------------------------------------------------------------------------------------------------
Superstores.......................................            625                 612                   622
Other stores......................................              6                   5                     5
                                                      ----------------------------------------------------------
Total domestic segment stores.....................            631                 617                   627
                                                      ==========================================================

In the three months ended November 30, 2005, we relocated four Superstores, opened ten new Superstores and closed one Superstore in the New Orleans, La. market that received significant storm-related damage from Hurricane Katrina. In the nine months ended November 30, 2005, we relocated nine Superstores, opened 15 new Superstores, closed one Superstore in the Richmond, Va. market and closed one Superstore in the New Orleans, La. market. In fiscal 2006, we expect to open a total of 28 Superstores in our domestic segment, of which 18 are expected to be new Superstores and 10 are expected to be relocations.

As of November 30, 2005, there were 49 stores that had been relocated under our store revitalization program with results available for at least 12 months following their relocation. There were also 62 new stores open more than 12 months on November 30, 2005, that were incremental to our overall store base. Of those 62 incremental stores, 42 had been open more than 24 months.

The 49 relocated stores open more than 12 months produced the following results for their 12-month periods after grand opening:
o an average sales change that was approximately 28 percentage points better than the sales pace of the rest of the store base during the same time periods
o a return on invested capital, including lease termination and sublease costs on vacated stores, of approximately 9 percent
o a return on invested capital, excluding lease termination and sublease costs on vacated stores, of approximately 24 percent

The 62 incremental stores open more than 12 months produced a return on invested capital of approximately 14 percent measured at the end of the first 12 months after grand opening. The 42 incremental stores open more than 24 months produced a return on invested capital of approximately 22 percent measured at the end of the second 12 months after grand opening.

Extended Warranty Revenues. The extended warranty revenue included in domestic segment sales was $104.7 million, or 3.8 percent of domestic segment sales, in the third quarter of fiscal 2006, compared with $91.0 million, or 3.8 percent of domestic segment sales, in last fiscal year's third quarter. The extended warranty revenue included in domestic segment sales was $287.1 million for the first nine months of fiscal 2006, or 3.9 percent of domestic segment sales, compared with $260.0 million, or 3.9 percent of domestic segment sales, for the first nine months of last fiscal year.

The domestic segment sells extended warranty programs on behalf of unrelated third parties who are the primary obligors. Extended warranty sales carry higher-than-average gross profit margins.


International Segment

The international segment's net sales and operating revenues increased 20.2 percent to $170.6 million for the third quarter of fiscal 2006, compared with $142.0 million for the third quarter of last fiscal year. Comparable store sales increased 7.5 percent for the quarter in local currency. Sales from our wholesale relationships increased 38 percent for the third quarter in local currency. The effect of fluctuations in foreign currency exchange rates accounted for approximately 6 percentage points of the international segment's third quarter total sales increase.

For the nine months ended November 30, 2005, the international segment's net sales and operating revenues were $426.9 million. For the period from May 12 through November 30, 2004, the international segment's net sales and operating revenues were $281.4 million. Comparable store sales increased 7.8 percent in local currency for the first nine months of fiscal 2006. International segment sales were included in the comparable store sales calculation beginning June 1, 2005.


INTERNATIONAL SEGMENT STORE MIX

                                                         Nov. 30, 2005       Feb. 28, 2005         Nov. 30, 2004
----------------------------------------------------------------------------------------------------------------
Company-owned stores..............................            533                 521                   518
Dealer outlets....................................            304                 331                   335
Rogers Plus(R) stores...............................           93                  88                    87
Battery Plus(R) stores..............................           24                  26                    27
                                                      ----------------------------------------------------------
Total international segment stores................            954                 966                   967
                                                      ===========================================================

In addition to the 954 retail stores and dealer outlets open as of November 30, 2005, the international segment conducts business through 76 wholesale relationships. At February 28, 2005, the international segment maintained 64 wholesale relationships, and at November 30, 2004, it maintained 59 wholesale relationships.


Gross Profit Margin

Consolidated

The gross profit margin was 24.2 percent of sales in the third quarter of fiscal 2006, compared with 25.2 percent in the same period last fiscal year. For the first nine months of fiscal 2006, the gross profit margin was 24.3 percent of sales, compared with 24.6 percent for the same period last year.

Domestic Segment

For the third quarter of fiscal 2006, the domestic segment's gross profit margin decreased 79 basis points from the same period last fiscal year. Approximately half of the change in the domestic gross profit margin reflects a decline in store merchandise margin due to continued margin rate declines in video software and projection televisions. With respect to video software, we continued our efforts to drive traffic through aggressive movie pricing. With respect to projection televisions, we opted to remain competitive in the marketplace. The other half of the decline in domestic gross profit margin results from higher costs associated with our promotional financing program. The higher costs result from higher interest rates, higher penetration of Circuit City credit card sales and the implementation of promotional financing offers that were more competitive than those offered last year.

For the first nine months of fiscal 2006, the domestic segment's gross profit margin decreased 37 basis points from the same period last year. The decrease primarily reflects higher costs associated with our promotional financing program. The margin rates of video software, projection televisions and PC hardware also contributed to the decline. Increased extended warranty sales, which carry higher-than-average gross profit margins, and improvements in the efficiency of our product service and distribution operations partially offset these declines.

International Segment

The international segment's gross profit margin in the third quarter of fiscal 2006 decreased 494 basis points from the same period last year. The decline in the international segment's gross profit margin primarily reflects changes in the product sales mix. The sales mix change was driven by weak sales performance in higher-margin categories including batteries, parts, accessories and toys, and strength in lower-margin categories including video and personal electronics. Promotional activity in the wireless communications business produced revenue and margin dollar growth, but at a lower margin rate.

The international segment's gross profit margin for the nine months ended November 30, 2005, was 36.5 percent of sales. For the period from May 12, 2004 to November 30, 2004, the international segment's gross profit margin was 39.4 percent of sales.

Finance Income

Finance income was $5.6 million in the nine months ended November 30, 2004, and includes a portion of the loss on the sale of the private-label finance operation to Chase Card Services and the income generated by the private-label finance operation from the beginning of fiscal year 2005 through the sale date.

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

COMPONENTS OF PRETAX FINANCE INCOME

                                                        Nine Months Ended
(Amounts in millions)                                   November 30, 2004
----------------------------------------------------------------------------
Securitization income..............................          $28.1
Less: Payroll and fringe benefit expenses..........            7.6
        Other direct expenses......................           14.9
                                                   -------------------------
Finance income.....................................        $   5.6
                                                   =========================

Securitization income primarily is comprised of the gain on the sale of the credit card receivables generated by our private-label finance operation, income from the retained interests in the securitized receivables and income related to servicing the securitized receivables, as well as the impact of increases or decreases in the fair value of the retained interests.


Selling, General and Administrative Expenses

Consolidated
                                                 Three Months Ended November 30                Nine Months Ended November 30
                                                 2005                 2004                     2005                   2004
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                   $      Sales          $        Sales          $         Sales        $         Sales
------------------------------------------------------------------------------------   ---------------------------------------------
Store expenses..........................     $587.4   20.2%        $559.5     22.1%       $1,615.8     21.0%     $1,543.4     22.0%
General and administrative
     expenses...........................       86.6    3.0           61.0      2.4           243.1      3.2         161.4      2.3
Remodel expenses........................          -      -            0.2        -               -        -           0.3        -
Relocation expenses.....................        2.6    0.1           14.9      0.6             4.9      0.1          33.3      0.5
Pre-opening expenses....................        4.4    0.1            7.5      0.3             6.7      0.1          12.0      0.2
Interest income.........................       (4.3)  (0.1)          (3.4)    (0.1)          (15.4)    (0.2)         (8.8)    (0.1)
                                          ------------------------------------------   ---------------------------------------------
Total  .................................     $676.6   23.3%        $639.6     25.3%       $1,855.0     24.1%     $1,741.7     24.9%
                                          =========================================    ============================================

Selling, general and administrative expenses were 23.3 percent of sales in the third quarter of this fiscal year, compared with 25.3 percent in last year's third quarter. For the first nine months of fiscal 2006, selling, general and administrative expenses were 24.1 percent of sales, compared with 24.9 percent during the same period last fiscal year.

Domestic Segment

                                                        Three Months Ended            Nine Months Ended
                                                            November 30                  November 30
(Amounts in millions)                                     2005       2004             2005           2004
------------------------------------------------------------------------------     ------------------------
Store expenses.......................................    $543.0      $521.3        $1,501.0        $1,466.6
General and administrative expenses..................      68.5        52.6           188.1           143.4
Remodel expenses.....................................         -         0.2               -             0.3
Relocation expenses..................................       2.6        14.9             4.9            33.3
Pre-opening expenses.................................       4.4         7.5             6.7            12.0
Interest income......................................      (4.2)       (3.4)          (14.8)           (8.7)
                                                       -----------------------     ------------------------
Total................................................    $614.2      $593.0        $1,685.8        $1,646.9
                                                       =======================     ========================

During the third quarter of fiscal 2006, the domestic segment's expense-to-sales ratio decreased 235 basis points from the same period last year. Of this decrease, 195 basis points is attributable to store expenses and reflects leverage on higher sales that was partially offset by $15.6 million in higher advertising expense. The decrease also reflects a $9.4 million gain for the 2003 settlement in the Visa/MasterCard antitrust.

The  domestic  segment's  general  and  administrative   expense-to-sales  ratio
increased  by 30 basis  points.  The  increase  in  general  and  administrative expenses is primarily  attributed to innovation  initiatives and upgrades to our information technology systems.

Relocation expenses contributed 53 basis points to the decline of the domestic segment's expense-to-sales ratio. The domestic segment relocated four stores during the third quarter of the current fiscal year compared with 12 stores in the same period last year, resulting in lower store relocation expenses.

During  the  first  nine  months  of  fiscal  2006,   the   domestic   segment's
expense-to-sales  ratio  decreased  131 basis  points  from the same period last fiscal  year.  The  decrease in the domestic  segment's  expense-to-sales  ratio primarily  reflects  leverage on higher  sales and  decreased  store  relocation expenses.

International Segment

                                                        Three Months Ended            Nine Months Ended
                                                            November 30                  November 30
(Amounts in millions)                                     2005       2004             2005       2004(a)
------------------------------------------------------------------------------     -------------------------
Store expenses.......................................     $44.3      $38.2           $114.8       $76.8
General and administrative expenses..................      18.1        8.4             55.0        18.0
Interest income......................................      (0.1)         -             (0.6)       (0.1)
                                                       -----------------------     -------------------------
Total................................................     $62.3      $46.6           $169.2       $94.8
                                                       =======================     =========================

(a) Selling, general and administrative expenses are included from May 12, 2004, when we acquired a controlling interest in InterTAN, Inc.

For  the  third   quarter   of  fiscal   2006,   the   international   segment's
expense-to-sales ratio increased 372 basis points from the same period last year. The increase in the international segment's store expenses relates to advertising and payroll expenses. The international segment's general and administrative expenses in the third quarter of fiscal 2006 include expenses associated with the brand transition in Canada of $8.3 million, primarily related to incremental advertising. The effect of fluctuations in foreign currency exchange rates accounted for approximately $2.4 million of the increase in the international segment's third quarter selling, general and administrative expenses.

For the nine months ended November 30, 2005, the international segment's expense-to-sales ratio was 39.6 percent. The international segment's selling, general and administrative expenses were 33.7 percent of sales for the period from May 12, 2004 through November 30, 2004. For the first nine months of fiscal 2006, the international segment's general and administrative expenses include expenses associated with the brand transition in Canada. These costs primarily include incremental advertising costs and the write-down of RadioShack(R) branded inventory as a result of the ongoing litigation with RadioShack and totaled $29.8 million.


Stock-based Compensation Expense

Stock-based compensation expense was $9.3 million for the three months ended November 30, 2005, compared with $6.4 million for the three months ended November 30, 2004. The increase reflects an increase in restricted stock awards over the prior year.

Stock-based compensation expense was $19.4 million for the nine months ended November 30, 2005, compared with $20.8 million for the nine months ended November 30, 2004. The decrease reflects the complete vesting of certain stock option grants in fiscal 2005 and the first half of fiscal 2006 and lower weighted-average fair values of recent stock option grants partially offset by an increase in restricted stock awards over the prior year. The stock-based compensation expense for the nine months ended November 30, 2004, includes compensation costs related to performance-based restricted stock grants. Under the terms of those grants, vesting is contingent upon our achieving a targeted operating profit margin for fiscal 2006. During the fourth quarter of fiscal 2005, management determined that it is unlikely that the target will be met and, as a result, reversed the related expense.

Income Tax Provision

The consolidated effective income tax rate applicable to results from continuing operations was 38.7 percent for the three months ended November 30, 2005, and
32.3 percent for the three months ended November 30, 2004. The effective income tax rate applicable to results from continuing operations was 37.2 percent for the nine months ended November 30, 2005, and 35.3 percent for the nine months ended November 30, 2004. The increase in the tax rate for the nine months ended November 30, 2005, is due to a change in the provision for state income taxes and the anticipated resolution of federal and state tax matters.


Net Earnings (Loss) from Continuing Operations

The net earnings from continuing operations were $10.1 million, or 6 cents per share, in the three months ended November 30, 2005, compared with a net loss of $5.9 million, or 3 cents per share, in the same period last fiscal year.

For the nine months ended November 30, 2005, the net loss from continuing operations was $1.6 million, or 1 cent per share, compared with the net loss from continuing operations of $22.6 million, or 12 cents per share, for the same period last fiscal year.

Net Loss from Discontinued Operation

On November 18, 2003, we completed the sale of our bankcard finance operation to FleetBoston Financial. Results from the bankcard finance operation are presented as results from discontinued operation. The net loss from the discontinued bankcard finance operation was $1.2 million for the nine months ended November 30, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) requires companies to record compensation expense based on the fair value of employee stock-based compensation awards. The statement also requires that the compensation expense be recognized over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) will be effective for our first quarter of fiscal 2007. We plan to adopt SFAS No. 123(R) using the modified prospective transition method. Effective December 1, 2003, we adopted the fair value based method of accounting for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Under SFAS No. 123(R), we will continue to use the Black-Scholes option-pricing model to estimate the fair value of stock option grants. We do not expect the adoption of SFAS No. 123(R) to have a material impact on our financial position, results of operations or cash flows.

In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period." FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during a construction period. FSP No. FAS 13.1 is effective for all interim or annual reporting periods beginning after December 15, 2005. Retrospective application is permitted, but not required. We will adopt FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal 2007. We do not believe the adoption of this new standard will have a significant impact on our financial position, results of operations or cash flows.

FINANCIAL CONDITION


Liquidity and Capital Resources

Summary

At November 30, 2005, we had cash, cash equivalents and short-term investments of $535.9 million, compared with $1.00 billion at February 28, 2005. During the first nine months of fiscal 2006, we used $298.5 million of cash to repurchase common stock under our stock repurchase authorization. At November 30, 2004, we had cash and cash equivalents of $752.5 million. The year-over-year change in the cash balance primarily reflects the use of $348.3 million to repurchase common stock under our stock repurchase authorization.

Cash Flows

We used net cash from operating activities of $78.5 million in the nine months ended November 30, 2005, compared with generating net cash from operating activities of $101.7 million in the nine months ended November 30, 2004. The primary use of cash in the nine months ended November 30, 2005, was an $86.7 million decrease in accrued income taxes primarily due to the payment of taxes. In addition, there was a $50.4 million increase in merchandise inventory, net of accounts payable, which was due to the seasonal build in inventory. The generation of cash in the nine months ended November 30, 2004, resulted from a $32.9 million decrease in retained interests in securitized receivables related to the sale of the private-label finance operation and an $893.5 million increase in accounts payable, which was partly offset by an $832.1 million increase in merchandise inventory.

For the nine months ended November 30, 2005, net cash used in investing activities was $89.1 million and primarily relates to purchases of property and equipment and investment securities partly offset by proceeds from the maturities of investment securities. For the nine months ended November 30, 2004, net cash provided by investing activities was $74.9 million and primarily relates to cash proceeds of $475.9 million from the sale of the private-label finance operation, partly offset by the acquisition of InterTAN, Inc. for $259.3 million, net of acquired cash of $30.6 million, and purchases of property and equipment.

We used net cash from financing activities of $218.2 million in the nine months ended November 30, 2005, compared with $204.6 million in the nine months ended November 30, 2004. The primary use of cash for both periods relates to the repurchase of common stock. The board of directors has authorized stock repurchases of up to $800 million, of which $157.3 million remained available at November 30, 2005. We repurchased 17.8 million shares of common stock at a cost of $298.5 million during the nine months ended November 30, 2005. We repurchased
15.6 million shares of common stock at a cost of $210.1 million during the same period last fiscal year. As of November 30, 2005, we had repurchased 46.2 million shares of common stock at a cost of $642.7 million. Based on the market value of the common stock at November 30, 2005, the then remaining $157.3 million of the $800 million authorization would allow for the repurchase of up to approximately 4 percent of the 177.0 million shares then outstanding.

Sources of Liquidity

We have a $500 million, four-year revolving credit facility secured by inventory and accounts receivable. This facility is scheduled to mature on June 27, 2009. On October 18, 2005, we amended the terms of the facility to revise the borrowing limits for the international and domestic segments. The amendment increased the international segment's borrowing limit from $50 million to $100 million and decreased the domestic segment's borrowing limit from $450 million to $400 million. At November 30, 2005, short-term borrowings on this facility were $68.6 million and related to our international segment. At November 30, 2005, outstanding letters of credit related to this facility were $55.9 million, leaving $375.5 million available for borrowing. We are in compliance with all covenants at November 30, 2005.

Net-owned inventory increased by $56.2 million from February 28, 2005, to November 30, 2005. Net-owned inventory is calculated by subtracting accounts payable from merchandise inventory. Accounts payable includes merchandise payable, expenses payable, the liability related to gift cards, customer deposits and the rebate liability. Merchandise inventory increased to $2.68 billion at November 30, 2005, from $1.46 billion at February 28, 2005, driven by an increase in domestic segment inventory of $1.13 billion due to the build of inventory to support shifts in the portfolio of products and to increase store in-stock positions.

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

Key initiatives to upgrade the core business include the following:
o    store revitalization program
o    promotional and marketing effectiveness
o    product transition and pricing management
o    multiple sourcing alternatives
o inventory management, including improved customer-encountered in-stock levels and reduced net-owned inventory
o    collaborative vendor relationships
o information systems enhancements, including a company-wide data warehouse, as well as improved supply chain, merchandising and marketing systems

Key initiatives to evolve the core business include the following:
o portfolio management of merchandise product categories, matching our investments in merchandise product categories with the strategic intent of the specific business
o    expanded service offerings
o continued investment in Circuit City brand awareness and in marketing by our Circuit City Direct business, ensuring a consistent multi-channel brand
o    improved customer experience led by Associate engagement
o reduction of performance gap between the best and the poorest performing stores

Key initiatives to innovate include the following:
o    win  in  home   entertainment   -  be  the  retail   destination  for  home
     entertainment products and services
o digital home services - develop breakthrough consumer electronics service offerings

o multi-channel retailing - move focus from transactions to relationships and provide solutions to customers wherever they want them

We have updated our fiscal 2006 outlook. We revised the range of expectations for total sales growth. We now expect total sales growth of 10 to 12 percent. We now expect domestic comparable store sales growth in the upper-single digit range. We narrowed the range of expectations for operating margin (earnings from continuing operations before income taxes as a percent of sales) to 1.6 percent to 2.0 percent.

The fiscal 2006 outlook is based on the following assumptions:
o    continued strong sales performance
o    a stable competitive environment
o    a stable macroeconomic environment
o    no unforeseen inventory shortages

Domestic segment Superstore openings are shown in the table below.

DOMESTIC SEGMENT SUPERSTORE OPENINGS

                                                            Q1          Q2        Q3       Q4(a)   FY06(a)
----------------------------------------------------------------------------------------------------------
Incremental Superstores..............................        0          5          10       3        18
Relocated Superstores................................        3          2           4       1        10
                                                             -          -         ---       -        --
Total expected Superstore openings...................        3          7          14       4        28
                                                             =          =          ==       =        ==

(a)The number of fourth quarter Superstore openings is estimated.

For the year, we expect expenses related to domestic segment store relocations to total approximately $7 million and stock-based compensation expenses are expected to total approximately $28 million. For fiscal 2006, capital expenditures, net of landlord reimbursements and sale leaseback transactions, are expected to total approximately $205 million. We expect the consolidated effective income tax rate applicable to results from continuing operations will be 37.2 percent.

MANAGEMENT TRANSITION

As reported on Form 8-K on December 22, 2005, Circuit City Stores, Inc. announced that W. Alan McCollough has decided to retire as chief executive officer effective February 28, 2005 and as chairman of the board of directors at the 2006 Annual Meeting of Shareholders. Mr. McCollough will not stand for re-election to the board at the end of his term that expires in June 2006.

At a meeting of the Circuit City board of directors on Saturday, December 17, 2005, following Mr. McCollough's confirmation of his intention to retire, Philip
J. Schoonover was elected unanimously to the board, effective immediately, and named chief executive officer effective March 1, 2006.

FORWARD-LOOKING STATEMENTS

The provisions of the Private Securities Litigation Reform Act of 1995 provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. We wish to take advantage of the "safe harbor" provisions of the Act. Our statements that are not historical facts, including statements about management's expectations for fiscal 2006 and beyond, are forward-looking statements and involve various risks and uncertainties. In most cases, you can identify our forward-looking statements by words such as "expect," "anticipate," "believe," "should," "may," "plan," "will" or similar words.

Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. The retail industry, and the specialty retail industry in particular, are dynamic by nature and have undergone significant changes in recent years. Our ability to anticipate and successfully respond to the continuing challenges of our industry is key to achieving our expectations. Important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements include the following:
o changes in the amount and degree of competition and promotional pressure exerted by current competitors and potential new competition from competitors using either similar or alternative methods or channels of distribution such as the Internet, telephone shopping services and mail order
o changes in general economic conditions including, but not limited to, financial market performance, consumer credit availability, interest rates, inflation, personal discretionary spending levels, trends in consumer retail spending, both in general and in our product categories, unemployment and consumer sentiment about the economy in general
o the presence or absence of, or consumer acceptance of, new products or product features in the merchandise categories we sell and changes in our merchandise sales mix
o the impact of new products and product features on the demand for existing products and the pricing and profit margins associated with the products we sell
o    significant changes in retail prices for products we sell
o changes in availability or cost of financing for working capital and capital expenditures, including financing to support development of our business
o the lack of availability or access to sources of inventory or the loss or disruption in supply from one of our major suppliers
o the impact of initiatives related to upgrading merchandising, marketing and information systems on revenue and operating margin and the costs associated with these investments
o the impact of inventory and supply chain management initiatives on inventory levels and profitability
o    our inability to liquidate excess inventory should excess inventory develop
o failure to successfully implement sales and profitability improvement programs for our Circuit City Superstores, including our store revitalization plan
o our ability to continue to generate strong sales growth through our direct sales channel and to generate sales and margin growth through expanded service offerings
o the availability of appropriate real estate locations for relocations and new stores
o    the cost and timeliness of new store openings and relocations
o consumer reaction to new store locations and changes in our store design and merchandise
o the effect of pricing and promotional activities of our competitors and our response to those actions
o our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies
o changes in production or distribution costs or costs of materials for our advertising
o effectiveness of our advertising and marketing programs for increasing consumer traffic and sales
o the successful implementation of our initiatives to upgrade, evolve and innovate the core business
o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to us or our competitors, the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws
o    reduced investment returns in our pension plan
o    changes in our anticipated cash flow
o whether, when and in what amounts share repurchases may be made under our stock buyback authorization
o    adverse results in significant litigation matters
o impacts from legal proceedings, tax audits or other contingencies that, while not material to the company's financial position or ongoing results of operations, may be material with respect to results of operations for a particular fiscal period
o the ultimate outcome of the litigation instituted by RadioShack Corporation to terminate InterTAN's right to use the RadioShack(R) name in Canada
o currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies
o    the regulatory and trade environment in the U.S. and Canada
o    the disruption of global, national or regional transportation systems

o the occurrence of severe weather events or natural disasters that could significantly damage or destroy stores or prohibit consumers from traveling to our retail locations
o the successful execution of the initiatives to achieve revenue growth and increase operating margin and the accuracy of the assumptions underlying our projected 2006 results as discussed under "Fiscal 2006 Outlook" in MD&A

We believe our forward-looking statements are reasonable. However, undue reliance should not be placed on forward-looking statements, which are based on current expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the acquisition of InterTAN, we are exposed to market risk from potential changes in the U.S./Canadian currency exchange rates as they relate to inventory purchases and the translation of InterTAN's financial results.

Inventory Purchases

A portion of InterTAN's purchases are from vendors requiring payment in U.S. dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN's management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders, exchange rates, including forecasts from major financial institutions, local news and other economic factors. At November 30, 2005, U.S. dollar purchase orders totaled approximately $17.1 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $1.7 million. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, to the degree commercially feasible.

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

Changes in Internal Controls

There were no changes in the company's internal control over financial reporting in the quarter ended November 30, 2005, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

On April 5, 2004, RadioShack filed suit against InterTAN in Tarrant County, Texas, and amended that suit on April 27, 2004 and February 4, 2005 (the
"RadioShack litigation"). InterTAN disputes the various termination scenarios alleged by RadioShack and is defending vigorously against those claims. The parties argued a RadioShack motion for partial summary judgment on February 3, 2005. On March 24, 2005 the court issued an order on that motion stating that the three agreements were terminated no later than December 31, 2004. Under the ruling, InterTAN's rights under the three agreements expired June 30, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended November 30, 2005:


                                                                                                                    Approximate
                                                                                              Total Number        Dollar Value of
                                                                                                of Shares           Shares that
                                                                              Average         Purchased as           May Yet Be
                                                       Total Number            Price        Part of Publicly         Purchased
                                                        of Shares              Paid             Announced              Under
(Amounts in millions except per share data)            Purchased(a)           per Share           Program           the Program(b)
-----------------------------------------------------------------------------------------------------------------------------------
Sept. 1 - Sept. 30, 2005.........................           0.6               $16.82               0.6                   $249.5
Oct. 1 - Oct. 31, 2005...........................           5.4               $17.19               5.4                   $157.3
Nov. 1 - Nov. 30, 2005...........................             -               $    -                 -                   $157.3
                                                     -----------------                      -----------------
Total fiscal 2006 third quarter..................           6.0               $17.15               6.0
                                                     =================                      =================

(a)In  addition to shares  purchased  as part of a publicly  announced  program,
includes   5,000  shares  that   represent   shares   purchased  in  open-market
transactions  by an officer of the company who may be  considered  an "affiliate purchaser" as defined in Rule 10b -18(c)(3).

(b) In January  2003,  the company  announced  that the board of  directors  had authorized the  repurchase of up to $200 million of common stock.  In June 2004,
the  company   announced  a  $200  million  increase  in  its  stock  repurchase authorization,  raising the repurchase  capacity to $400 million. In March 2005,
the  company   announced  a  $400  million  increase  in  its  stock  repurchase authorization,  raising the  repurchase  capacity to $800  million.  There is no expiration date under the  authorization.  At November 30, 2005,  $157.3 million
remained   available   for  share   repurchases   under  the  share   repurchase
authorization.

ITEM 6.       EXHIBITS

      Articles of Incorporation and Bylaws

      3.1 Circuit City Stores, Inc. Amended and Restated Articles of Incorporation, effective February 3, 1997, as amended through August 16, 2005, filed as Exhibit 3.1 to the company's Form 8-A/A filed September 13, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

      3.2 Circuit City Stores, Inc. Bylaws, as amended December 17, 2005, filed as Exhibit 3.1 to the company's Current Report on Form 8-K filed December 22, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

      Material Contracts

      10.1 Circuit City Stores, Inc. Benefit Restoration Plan, as amended and restated effective February 28, 2005 and amended through December 2005, filed herewith.*

      10.2 Retirement and Consulting Agreement between Circuit City Stores and W. Alan McCollough effective December 22, 2005, filed herewith.*

      10.3 Amendment to the Circuit City Stores, Inc. Executive Deferred Compensation Plan effective January 1, 2005, filed herewith.*

      10.4 Third Amendment to the Amended and Restated Credit Agreement, dated as of October 18, 2005, filed herewith.

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




January 6, 2006

                                  EXHIBIT INDEX

      Articles of Incorporation and Bylaws


      3.1 Circuit City Stores, Inc. Amended and Restated Articles of Incorporation, effective February 3, 1997, as amended through August 16, 2005, filed as Exhibit 3.1 to the company's Form 8-A/A filed September 13, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

      3.2 Circuit City Stores, Inc. Bylaws, as amended December 17, 2005, filed as Exhibit 3.1 to the company's Current Report on Form 8-K filed December 22, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

      Material Contracts

      10.1 Circuit City Stores, Inc. Benefit Restoration Plan, as amended and restated effective February 28, 2005 and amended through December 2005, filed herewith.*

      10.2 Retirement and Consulting Agreement between Circuit City Stores, Inc. and W. Alan McCollough effective December 22, 2005, filed herewith.*

      10.3 Amendment to the Circuit City Stores, Inc. Executive Deferred Compensation Plan effective January 1, 2005, filed herewith.*

      10.4 Third Amendment to the Amended and Restated Credit Agreement, dated as of October 18, 2005, filed herewith.

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