Form 10-K
period 2006-02-28
CIRCUIT CITY STORES INC
filed 2006-05-15
CIK 104599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ✓    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes       No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ✓                                 Accelerated filer                                       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes       No  ✓

The aggregate market value of the registrant’s common shares held by non-affiliates as of August 31, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $3,036,645,263 based upon the closing price of these shares as reported by the New York Stock Exchange on that date.

On March 31, 2006, the company had outstanding 175,083,936 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s Definitive Proxy Statement dated May 15, 2006, furnished to shareholders of the company in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Circuit City Stores, Inc. is a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. Circuit City was incorporated under the laws of the Commonwealth of Virginia in 1949. Its corporate headquarters are located at 9950 Mayland Drive, Richmond, Virginia. The company has two reportable segments: its domestic segment and its international segment. For fiscal 2006, net sales were $10.97 billion for the domestic segment and $623.7 million for the international segment. Prior to the second quarter of fiscal 2005, the company had another reportable segment, its finance operation that was sold in May 2004.

The domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in Circuit City stores in the United States and via the Web at www.circuitcity.com. At February 28, 2006, the company’s domestic segment operated 626 Superstores and 5 other stores in 158 U.S. media markets.

The international segment, which is comprised of the operations of InterTAN, Inc., is primarily engaged in the business of selling private-label and brand-name consumer electronics products in Canada. At February 28, 2006, the international segment conducted business through 954 retail stores and dealer outlets, which consisted of 540 company-owned stores, 300 dealer outlets, 93 Rogers Plus® stores and 21 Battery Plus® stores. As a result of ongoing litigation with RadioShack Corporation, the international segment re-branded most of its company-owned stores and dealer outlets to The Source By Circuit CitySM during fiscal 2006. The international segment operates a Web site at www.thesource.ca.

International segment stores operating under the trade name The Source By Circuit CitySM typically have a small store format and are strategically located in malls and shopping centers. Each store provides readily available products and services to meet a wide range of consumer electronic needs, including digital technologies and unique electronic gadgets. Dealer outlets are independent retail businesses that operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by The Source By Circuit CitySM. The dealer agreements contain a sub-license permitting the dealers to designate their consumer electronics department or business as a The Source By Circuit CitySM dealer. Rogers Plus® stores are operated by the company and are dedicated primarily to the sale of wireless services and related hardware offered by Rogers Wireless, Inc. Battery Plus® stores sell batteries and other specialty consumer electronics products.

Additional discussion of Circuit City’s operating segments, including information related to the RadioShack litigation, is included in Item 3, Legal Proceedings; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Note 19, Segment Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The company’s plan is to continue improving its core business through growing sales, improving gross profit margins and improving working capital management. The company will make significant investments in information systems, multi-channel capabilities, innovation activities and real estate. Circuit City has implemented a disciplined innovation process to enable future growth by appealing to new customers, providing new product and service offerings and searching for new business opportunities.

Acquisition of InterTAN, Inc.

In May 2004, Circuit City completed its acquisition of InterTAN, Inc. for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. In addition to giving Circuit City a greater product-sourcing capability and the ability to accelerate the offering of private-label merchandise to its customers, the acquisition of InterTAN gave Circuit City its first presence in the Canadian market. For information regarding the company’s risk associated with the international segment, see Forward-Looking Statements included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Translation of Financial Results included in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Annual Report on Form 10-K.

Operations

Circuit City has a highly integrated multi-channel business model, which allows customers to shop in its stores, on the Web and via the telephone.

Domestic segment store operations are managed by an executive vice president who serves as president—retail stores. Domestic retail operations are divided into 10 regions, which are under the supervision of regional vice presidents. The 10 regions are comprised of 66 districts, which are managed by district managers who regularly visit stores to monitor store operations and meet with store directors. Domestic segment Superstores are typically staffed with an average of 50 full-time and part-time Associates including sales support personnel, such as customer service Associates, product specialists and stockpersons; three sales managers; an operations manager; and a store director.

At February 28, 2006, the domestic segment had 42,359 hourly and salaried employees. None of these employees is subject to a collective bargaining agreement. The company employs additional personnel during peak selling seasons. The company has an hourly pay structure for the domestic segment’s non-management sales force.

International segment retail stores are divided into six regions, which are managed by regional vice presidents. The 6 regions are further divided into 30 districts, which are under the supervision of district managers who regularly visit stores to monitor store operations. Dealer outlets are divided into seven areas across Canada, each of which is under the supervision of an area sales manager.

International segment retail stores are typically staffed by 2 to 15 Associates, including full-time and part-time commissioned sales Associates and a store manager. At February 28, 2006, the international segment had 3,648 hourly and salaried Associates. Approximately 122 of these Associates, who are engaged in warehousing and distribution operations, are represented by a union. The terms of a three-year collective bargaining agreement ending in April 2009 were ratified with these employees. The company considers its relationship with the union-represented employees to be good.

Domestic segment and international segment Associates receive frequent training and development through interactive e-learning courses, workbooks and management-driven in-store mentoring. Training focuses on selling skills, product knowledge with an emphasis on new technology, customer service and store operations. Associates use Circuit City’s Web site as an additional training resource for product knowledge. Management training programs are designed to prepare the company’s leaders and include Web-based training, in-store activities and classroom instruction.

Merchandising

The company offers a broad selection of products and services through its stores, on the Web and via the telephone. The domestic segment’s major merchandise product categories are

•	video, which includes televisions, imaging products, DVD hardware, camcorders, digital cameras, digital video services, furniture, and related accessories;

•	information technology, which includes personal computer hardware, personal computer services, telecommunications products and services, and related accessories;

•	audio, which includes home audio products, mobile audio products, portable audio products, and related accessories; and

•	entertainment, which includes movie software, music software, game software, game hardware and personal computer software.

Services are an important part of the company’s offerings to consumers. Examples of the services the company provides include narrowband, broadband, wireless telephone, voice-over IP, digital video services, extended warranty programs, satellite radio, computer upgrades and repairs, online PC diagnostic services, car audio installation and in-home audio/video installation.

The company’s direct-to-consumer business has grown rapidly since the launch of its Web site in 1999. Through Circuit City Direct, which serves customers via circuitcity.com and 1-800-THE-CITY, customers have access to a wide selection of consumer electronics, technology and entertainment products, and related services as well as around-the-clock customer service. Circuitcity.com offers almost 170,000 customer ratings and reviews of products, as well as in-depth product and technology information. In September 2004, the company re-launched its award-winning Web site that offers improved navigation, ease of use and better merchandising. Customers may view real-time in-store inventory of products selected on circuitcity.com, purchase the products online, and pick up the products in a nearby store.

Prior to the 2005 holiday shopping season, Circuit City launched its 24/24 Pickup GuaranteeSM for qualifying purchases made through its Web site or telephone call centers. Under this policy, qualifying purchases will be ready for customers to pick up at their designated store within 24 minutes of purchase confirmation, or the customer will receive a $24 Circuit City gift card. Web shoppers can check inventory in real time to determine if the product they want to purchase is available for in-store pickup. During fiscal 2006, approximately 60 percent of online sales were picked up in a store.

To ensure consistency, each domestic store follows detailed operating procedures and merchandising programs, including procedures for inventory maintenance and merchandise displays. The company currently has an initiative underway to streamline these store operating procedures in order to allocate store labor resources more effectively. Merchandise pricing may vary by market to reflect local competitive conditions.

The international segment’s strategy focuses on a merchandise offering designed to grow both sales and gross profit margin. Fundamental to this plan are

•	a product offering that includes private-label and brand-name products;

•	an emphasis on strategically selected high margin core categories for which the company has a strong position in its markets; and

•	management of the inventory mix to maximize gross profit dollar contribution with an emphasis on higher margin elements of the mix.

Supply Chain

During fiscal 2006, the company made improvements to its supply chain organization and processes. Results of these improvements include improved in-stock positions, increased inventory turnover, decreased markdowns and an enhanced product offering. The company also built a vertically-integrated supply chain organization encompassing sourcing; vendor relations; logistics; distribution and warehousing; inventory management; inventory lifecycle pricing management; space planning; and supply process re-engineering. Due to this structural alignment, the company expects, over time, to be able to identify and react to changes in consumer demand in a more timely manner as well as reduce the time between buying decision and display of the product at the point of sale. The company is in the process of upgrading its merchandising, marketing and supply chain information systems, which will enable additional improvements in processes.

Circuit City relies on a best sourcing strategy to find products with the best value for the cost. Depending on the type of product, the company procures merchandise from a variety of sources and methods, including new and existing vendors, reverse auctions, and direct relationships with manufacturers. Through Circuit City Global Sourcing, Ltd., a wholly owned subsidiary, the company has developed internal sourcing capabilities, including offices in China, Hong Kong and Taiwan.

As a retailer primarily of branded consumer electronics that relies upon its ability to offer consumers a comprehensive and attractive assortment of merchandise and services, Circuit City depends upon strong and stable supplier relationships. During fiscal 2006, the domestic segment’s five largest suppliers accounted for approximately 42 percent of merchandise purchased. The major suppliers were Sony, Hewlett-Packard, Panasonic, Samsung and Toshiba. The international segment’s five largest suppliers accounted for approximately 47 percent of its merchandise purchased and were Motorola Cellular, Acer America Corp., Rogers Wireless Communications, Panasonic Canada, Inc. and Ingram Micro Canada.

The loss or disruption in supply from any one of these major suppliers could have a material adverse effect on the company’s revenue and earnings. Circuit City has no indication that any of its suppliers will discontinue selling merchandise to the company. The company has not experienced significant difficulty in maintaining satisfactory sources of supply and generally expects that adequate sources of supply will continue to exist for the types of merchandise sold in its stores.

Circuit City offers an increasing amount of private-label merchandise to complement its branded strategy. These unique brands supplement one of the best selections of brand-name products in the consumer electronics industry and provide an even broader selection to customers.

As of February 28, 2006, the domestic segment operated

•	six automated regional electronics distribution centers;

•	one smaller automated distribution center that primarily handles large non-conveyable products, such as big screen televisions;

•	one automated centralized entertainment software distribution center that serves all stores; and

•	one import consolidation and distribution center.

Most products are shipped from manufacturers directly to the distribution centers. Circuit City believes that the use of distribution centers enables it to efficiently distribute a broad selection of merchandise to its stores, reduce inventory levels at individual stores, benefit from volume purchasing and maintain inventory control. Some products are received directly from the manufacturer by the stores in order to reduce costs and time-to-shelf.

The international segment’s stores are replenished primarily through one distribution center in Barrie, Ontario, Canada.

Domestic Segment Superstore Revitalization

During fiscal 2001, Circuit City introduced a new Superstore format that features a brighter, more contemporary look and an open, easily navigable floor plan conducive to browsing. The format allows the company to put all products, except those that are too large for customers to carry themselves, on the sales floor. The company has improved product adjacencies so that customers can conveniently shop for products and accessories related to their core product purchase. Shopping carts, baskets and centralized cash register checkouts add to the convenience of the increased number of “take-with” products. The company continues to refine its store prototypes. In fiscal 2007, the prototype formats will include a 30,000 square foot store that eliminates some under-utilized non-customer facing space. Approximately one third of the openings will be in a 20,000 square foot store format to be utilized in smaller trade areas or as an urban fill-in location.

During fiscal 2006, the company opened 18 incremental Superstores and relocated 10 Superstores. The following table summarizes the progress of the domestic Superstore revitalization program over the last six fiscal years.

Fiscal	Superstore Openings		Superstore Relocations	Full Remodels		Superstore Closures		Superstores at End of Fiscal Year
2006	18		10	0		4	(a)	626
2005	31		28	1		19		612
2004	8		18	4		20	(b)	599
2003	8	(c)	11	3		1		611
2002	11		8	12		1		604
2001	24	(d)	1	26	(e)	1		594

Total	100		76	46		46

(a)	On February 28, 2006, the company closed one store in advance of opening a replacement store in the first quarter of fiscal 2007.
(b)	On February 29, 2004, the company closed one store in advance of opening a replacement store in the first quarter of fiscal 2005. The replacement store is included in fiscal 2005 store relocations.
(c)	One of the stores opened in fiscal 2003 was closed in February 2005.
(d)	Two of the 24 new store openings did not have a new format.
(e)	Two of the locations that were fully remodeled in fiscal 2001 were closed in February 2004.

From the beginning of fiscal 2001 through February 28, 2006, a total of 217 Superstores, or 35 percent of the company’s 626 domestic segment Superstores, net of closings, have been constructed, relocated or fully remodeled under one of the new formats. During fiscal 2007, the company expects to open 32 to 36 domestic segment Superstores, of which it expects 10 to 12 will be relocations.

Information Systems

The domestic segment’s in-store point-of-sale (POS) systems maintain an online record of all transactions and allow management to track performance by region, store and store Associate on a near real-time basis. The information gathered by the systems supports automatic replenishment of in-store inventory from the regional distribution centers and is incorporated into product buying decisions. The in-store POS systems are seamlessly integrated with the company’s e-commerce Web site. This integration provides the capability for in-store pickup of merchandise ordered from the Internet and allows for in-store ordering of merchandise for shipment directly to the customer’s home. As part of an effort to eliminate complex, custom-developed information systems, the domestic segment plans to implement a new POS system during fiscal 2007.

For the international segment, each of the retail stores has one or more computers that serve as POS terminals and are linked to the operational headquarters. This information network provides detailed sales and margin information on a daily basis, updates the customer database and acts as a monitor of individual store performance. The POS systems also are linked directly to a system used to automatically replenish a store’s stock as inventory is sold.

The company’s information systems strategy is to use solutions available in the marketplace with minimal customization instead of developing software in-house, allowing Circuit City to utilize its more flexible infrastructure to enhance profitability. The company has implemented new data warehousing capabilities that will improve internal processes, streamline applications and allow more timely analysis of data for the domestic segment. Beginning in fiscal 2007, the domestic segment also expects to implement an extensive suite of Retek systems over the next three years to transform its merchandising, supply chain, planning and marketing processes. The Retek implementation, known internally as the merchandising systems transformation (MST), is expected to enhance speed, flexibility, visibility and optimization across all channels and better integrate financial, assortment and space planning with forecasting and replenishment. The rollout will be a series of discrete systems releases, and each can deliver benefits upon implementation. The new systems are designed to allow the company to collaborate with its vendors and optimize pricing and space allocation in its stores. The company expects the improvements to drive comparable store sales gains, through improved in-stock inventory levels, and margins, through price optimization and better product transition management.

Marketing

Circuit City utilizes multiple marketing vehicles to build brand awareness and promote specific products and offers. The domestic segment uses newspaper advertisements, television, direct mailings and online marketing. The international segment is among the largest retail advertisers in Canada and advertises through multiple channels, including newspaper, television, direct mailings and radio.

During fiscal 2005, the domestic segment introduced a rewards credit card in partnership with Chase Card Services. Cardholders can choose rewards points or promotional financing for qualifying purchases at Circuit City. The points can be redeemed for future purchases, enabling Circuit City to reward its loyal customers while encouraging repeat traffic to its stores.

Also during fiscal 2005, the domestic segment introduced a new marketing campaign. The brand message using the tagline “Just what I needed,” embodies what Circuit City offers consumers: a complete solution with the right products and services, the ability to shop the way they want to shop, unbeatable prices and knowledgeable product specialists. During fiscal 2006, Circuit City enhanced the “Just what I needed” campaign by emphasizing its multi-channel offering, allowing customers to shop three ways: online, in store or by phone. In addition, Circuit City introduced its unique 24/24 Pickup GuaranteeSM for qualifying purchases made through its Web site or telephone call centers. Under this policy, qualifying purchases will be ready for customers to pick up at their designated store within 24 minutes of purchase confirmation, or the customer will receive a $24 Circuit City gift card.

During fiscal 2006, the company developed new processes to improve the effectiveness of its newspaper advertisements through more robust data measurement and accountability. In fiscal 2007, Circuit City plans to utilize a new information system that will make it easier to publish different newspaper advertisements in different domestic geographic markets.

Also during fiscal 2006, the international segment completed the brand transition to The Source By Circuit CitySM. The company supported the brand launch with a major advertising campaign featuring television and radio commercials as well as print and outdoor advertising.

Competition

The consumer electronics retail industry is highly competitive. Competitors include

•	other consumer electronics retailers,

•	discount retailers,

•	warehouse clubs,

•	home office retailers,

•	Internet-based retailers and

•	direct-to-consumer alternatives.

Discount retailers continue to increase consumer electronics offerings, particularly on entry-level and less complex products.

Circuit City’s domestic segment differentiates itself from competitors by offering a high level of customer service; offering competitive prices; providing complete product and service assortments; and providing consumers the option of multi-channel shopping.

The international segment differentiates itself from other consumer electronics retailers in Canada through its range of products and its service orientation. InterTAN has established a market position in important growth categories, including portable digital products, as well as in unique electronic gadgets.

Intellectual Property

The company’s principal trademarks and service marks, which are “Circuit City,” “Circuit City Direct,” “The Source By Circuit City,” “24/24 Pickup Guarantee” and “Just what I needed,” either have been registered or have trademark applications pending with the United States Patent and Trademark Office and with the trademark registries of various foreign jurisdictions. The company also owns various patents and trademarks related to consumer electronics designed and manufactured by third parties for Circuit City. The company’s rights in these trademarks and service marks continue for as long as they are used. The company believes that the “Circuit City” name and the circle logo design have significant value and are important to its business.

The company has trademark applications pending in both the United States and Canada for “The Source By Circuit City.” The international segment also operates stores under the registered trademark Rogers Plus® and under the license for Battery Plus®. The company’s InterTAN subsidiary formerly licensed marks from RadioShack Corporation to operate retail consumer electronics outlets under the RadioShack® name in Canada. That licensing agreement is the subject of litigation. Additional discussion of the litigation is included in Item 3, Legal Proceedings, of this Annual Report on Form 10-K. All stores formerly operated under license from RadioShack Corporation were re-branded during fiscal 2006.

Seasonality

Like many retailers, Circuit City’s revenues are typically greatest during the fourth fiscal quarter because it includes the majority of the holiday selling season. A corresponding pre-season inventory build-up during the third fiscal quarter is typically associated with this higher sales period.

Working Capital

The company funds capital expenditures and working capital needs through available cash, borrowing capacity under its $500 million credit facility and landlord reimbursements. Additional discussion of Circuit City’s Liquidity and Capital Resources is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Sale of Private-Label Finance Operation

In May 2004, the company completed the sale of its private-label finance operation, comprised of its private-label and co-branded Visa credit card programs, to Chase Card Services. Results from the private-label finance operation are included in finance income on the consolidated statements of operations. The company entered into a Consumer Credit Card Program Agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers. Circuit City is compensated under the program agreement primarily based on the number of new accounts opened less promotional financing costs that exceed a negotiated base amount. The net results from the program agreement are included in net sales on the consolidated statements of operations.

Discontinued Operations

The company sold one domestic segment subsidiary in fiscal 2006 and held another domestic segment subsidiary for sale at February 28, 2006. Results from these subsidiaries are presented as results from discontinued operations on the consolidated statements of operations.

In fiscal 2004, the company completed the sale of its bankcard finance operation, which included Visa and MasterCard credit card receivables and related cash reserves. Results from the bankcard finance operation are presented as results from discontinued operations on the consolidated statements of operations.

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

Item 1A.	Risk Factors.

Our business is influenced by many factors that are difficult to predict, involve risks or uncertainties that may materially affect actual results and are often beyond our control. Understanding how these factors may affect our business is important to understanding information about the company in this Annual Report on Form 10-K and our other filings and releases. Our discussion below contains “forward-looking statements,” as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). You should read the discussion below in conjunction with our MD&A, and the consolidated financial statements and related notes included in this report.

We face intense, multi-channel competition from a variety of competitors that could negatively impact our financial performance.

In order to achieve positive results, we must compete successfully in the consumer electronics industry against large specialty retailers, discount or warehouse retailers, home office retailers, Internet-based retailers, direct-to-consumer alternatives and local or regional retailers. Many of our vendors and suppliers have opened retail store locations and increased their direct sales to consumers. Because of the size and strong performance of some of our competitors, they may promote merchandise more aggressively and offer more attractive financing and discount prices for extended periods of time, which could adversely affect our profit margin. If we cannot respond adequately to these multiple sources and types of competition, it could adversely impact customer traffic, market share and overall financial performance.

We may not be able to attract and retain qualified Associates at all levels within the company, which could adversely affect our sales performance, cost structure and competitive position within the industry.

We must recruit and retain a large number of qualified Associates in order to perform successfully. We face intense competition for associates at all levels of the company, and we compete in job markets nationally. Many of our Associates are in entry-level or part-time positions, which typically have high levels of turnover. Our ability to maintain appropriate staffing levels while controlling labor costs is subject to a number of external factors such as the quality of the labor market in our trade areas, unemployment levels, prevailing wages, changing demographics, health insurance costs and state labor and employment requirements. If we are unable to attract and retain qualified Associates, then our sales performance may be adversely impacted or our labor costs may increase significantly. In addition, we have made a number of management changes focused on improving the level of talent at the management and executive levels within the company. If we are unable to retain key managers and executives, then it may be difficult for us to maintain a competitive position within the industry or to implement strategic changes in the future.

Failure to effectively manage our inventory levels could adversely affect our financial results.

We rely on a best sourcing strategy where we procure merchandise from a variety of sources and methods, including new and existing vendors, reverse auctions, global sourcing capability within the company and direct relationships with manufacturers. We depend on strong and stable supplier relationships and accurate forecasts of customer demand. Reduced consumer spending or lack of consumer interest in our products could lead to excess inventory levels; alternatively, if we do not have adequate inventory to respond to customer demand for products, we may lose sales to competitors. Additionally, we may inaccurately forecast product life cycles or end-of-life products, leaving us with excess inventory. As a result, we may be forced to lower our prices, adversely impacting margins and financial results.

We may be unable to relocate successfully or open new stores in desirable locations, which could adversely affect our ability to increase sales and achieve profitable growth.

Our store revitalization program is an important part of our business plan. We have a significant number of stores in older formats or in locations where the trade area has shifted away from our target market. We continue to refine our store prototypes and seek real estate in smaller trade areas and urban locations in addition to larger markets. When we open new stores in markets where we already have a presence, our existing locations may experience a decline in sales as a result. For our store revitalization program to be successful, we must identify and lease favorable store sites, construct the building, and hire and train associates for the new location. In many locations, we face intense competition from other retailers for both real estate and qualified associates. Construction, environmental, zoning and real estate delays may negatively impact store openings and increase costs and capital expenditures. We cannot be certain that new or relocated stores will produce the anticipated sales or return on investment or that existing stores will not be adversely affected by new or expanded competition in their market areas.

Consumers may not upgrade televisions or buy related audio products, home theater products or services at the rate we expect during the next few years, which would adversely affect our growth, revenues and margins.

Because of the transition from analog to digital television broadcasting, we have invested significant inventory, store space and labor in the advanced television category. We expect a large number of consumers to replace analog television sets in the next three years and to purchase related audio products, home theater products and services at the same time. Set-top converters and other technology will permit consumers to continue to use analog televisions even after broadcasting is converted to a digital signal. As a result, if consumers do not embrace advanced television at the levels we expect, our growth, revenues and margins may be negatively impacted.

We may not be able to successfully execute our multi-channel marketing strategy, which could adversely affect our growth, revenues and margins.

Our direct-to-consumer business has grown rapidly since the launch of our Web site in 1999. We have invested heavily in marketing our in-store pickup process for Web orders, and we have initiated a catalog offering that allows consumers to order products by phone. These efforts are intended to attract new customers and increase sales from existing customers, but they could result in customers making fewer trips to our brick-and-mortar stores. It may be more challenging for us to increase sales of extended warranties, services and accessories as customers move toward greater online shopping. In addition, competitive pricing on the Internet and the ability of online customers to perform better price comparisons could negatively impact traffic, average ticket sales and profit margins.

Issues associated with re-branding and fluctuating exchange rates could adversely affect the financial results of our international segment.

We operate an international segment business, which is primarily engaged in the business of selling private-label and brand-name consumer electronics products in Canada. This segment consists of the operations of InterTAN, Inc., which is involved in ongoing litigation with RadioShack Corporation. As a result of this litigation, the international segment re-branded most of its company-owned stores and dealer outlets to the trade name The Source By Circuit CitySM. Although re-branding efforts are complete, future sales and customer loyalty may be negatively impacted. In addition, conversion of Canadian dollar denominated sales into U.S. dollars may contribute to fluctuations in our results of operations, and fluctuating exchange rates could cause reduced gross revenues and/or gross margins from non-U.S. dollar denominated international sales.

Our business is heavily dependent upon information systems, which require upgrades that may be expensive or difficult to implement, and which could result in higher costs and business disruption.

Our information systems include in-store point-of-sale systems that provide information used to track sales performance by Associates, inventory replenishment, e-commerce product availability, product margin information and customer information. In addition, we have or are implementing systems for data warehousing; merchandising and supply chain; planning; and marketing. These systems are complex and require integration with each other and with business processes. If we encounter difficulty implementing new systems or maintaining and upgrading current systems, then our business operations could be disrupted and our expenses could increase.

Our business is subject to quarterly fluctuations and seasonality, which leaves our financial and operating results vulnerable to temporary unfavorable conditions that may impact key selling periods.

The most significant portion of our revenue is generated during the period that begins with Thanksgiving, includes the holiday shopping season and continues until the Super Bowl. The majority of this period occurs in the company’s fourth fiscal quarter. As a result, any factors negatively affecting us during this time of year, including adverse weather or unfavorable economic conditions, could have a material adverse impact on our revenue and profitability for the entire year. In addition, other key holiday weekends during the year, such as Memorial Day, Fourth of July and Labor Day, bring disproportionately high revenues for the quarter in which they fall, relative to non-holiday weekends, and also leave us somewhat vulnerable to adverse impacts from temporary unfavorable conditions.

General economic conditions or a decline in consumer discretionary spending may adversely impact our sales in a disproportionate fashion.

We sell products and services that consumers tend to view as conveniences rather than necessities. As a result, our results of operations are more sensitive to changes in general economic conditions that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates, energy costs and tax rates could reduce consumer spending or change consumer purchasing habits. A general reduction in the level of consumer spending or our inability to respond to shifting consumer attitudes regarding products, store location and other factors could adversely affect our growth and profitability.

We may not be able to anticipate and respond to changes in consumer demand, preferences and patterns, which could adversely affect our sales and profitability.

The consumer electronics industry is subject to rapid technological change, obsolescence and price erosion. Our success depends on our ability to anticipate and respond to consumer demand and preferences for new items. The introduction and availability of new products are often controlled by manufacturers and may be subject to the cooperation of third parties such as television broadcasters and wireless providers. We may be adversely impacted by limited quantities of new products. The introduction of new technologies may negatively impact sales of existing products. Significant deviations from the projected demand for products we sell could result in lost sales or lower margins due to the need to mark down excess inventory.

Our innovation and strategy efforts may fail to produce new businesses and may not result in any meaningful differentiation against our competitors, which could adversely affect our ability to achieve profitable growth.

We have instituted an innovation process to define and test strategic initiatives to grow business in key areas and to identify future areas of growth for us. As a result of this innovation process, we are making large investments in training, information systems and store formats that could prove to be unsustainable or unprofitable when rolled out on a national scale. This could negatively impact our expense structure and profitability. Our failure to successfully implement our strategic vision or the occurrence of any of the following events could have a material adverse impact on our business:

•	Inability to provide a superior customer experience in our stores that is differentiated from our competitors
•	Failure to leverage our assets to create new revenue streams and profit
•	Failure to identify customer needs and desires and to tailor our shopping experience in a way that meets these needs
•	Inability to grow revenue through in-home sales and service offerings
•	Lack of core competencies, talent and systems needed to sustain growth and support innovation efforts

We rely on foreign sources for a significant portion of our merchandise, so disruptions in countries where our goods are produced or international trade or transportation issues could adversely affect availability of key products and result in associated declines in revenues.

We depend on products produced outside the United States and Canada. We could be adversely affected by a number of risks associated with production and delivery of those products into our market areas, including

•	Economic or political instability, natural disasters or public health emergencies in countries where our suppliers are located;
•	Increases in shipping costs;
•	Transportation delays or interruptions, particularly as they may affect seasonal periods; and
•	Changes in laws or taxation policies as they may affect the import and export of goods.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table summarizes the geographic location of the company’s retail stores and dealer outlets at February 28, 2006.

	Domestic Segment
	Superstores	Other Stores	Total
Alabama	8	—	8
Arizona	13	—	13
Arkansas	3	—	3
California	85	—	85
Colorado	15	—	15
Connecticut	8	—	8
Delaware	2	—	2
Florida	48	—	48
Georgia	21	—	21
Hawaii	1	—	1
Idaho	2	—	2
Illinois	31	—	31
Indiana	13	—	13
Kansas	3	—	3
Kentucky	7	—	7
Louisiana	9	—	9
Maine	3	—	3
Maryland	17	—	17
Massachusetts	17	1	18
Michigan	21	1	22
Minnesota	8	1	9
Mississippi	5	—	5
Missouri	11	—	11
Nebraska	1	—	1
Nevada	5	—	5
New Hampshire	6	—	6
New Jersey	17	—	17
New Mexico	2	—	2
New York	32	—	32
North Carolina	19	1	20
Ohio	24	—	24
Oklahoma	5	—	5
Oregon	7	—	7
Pennsylvania	29	—	29
Rhode Island	1	—	1
South Carolina	9	—	9
Tennessee	12	—	12
Texas	53	—	53
Utah	5	—	5
Vermont	1	—	1
Virginia	24	1	25
Washington	11	—	11
West Virginia	4	—	4
Wisconsin	7	—	7
Wyoming	1	—	1

	626	5	631

	International Segment
	Company- Owned	Dealer Outlets	Rogers Plus®	Battery Plus®	Total
Alberta	49	50	14	2	115
British Columbia	61	42	6	—	109
Manitoba	15	16	5	—	36
New Brunswick	16	11	2	—	29
Newfoundland	7	14	—	—	21
North West
Territories	1	3	—	—	4
Nova Scotia	19	11	2	—	32
Nunavut	—	1	—	—	1
Ontario	233	82	36	17	368
Prince Edward
Island	3	4	1	—	8
Quebec	120	48	25	2	195
Saskatchewan	15	17	2	—	34
Yukon	1	1	—	—	2

	540	300	93	21	954

The following table summarizes the lease expiration dates of the domestic segment at February 28, 2006.

Fiscal Year of Lease Expiration	Stores
2007 through 2011	86
2012 through 2016	127
2017 through 2021	368
2022 through 2025	45

626
Company-owned stores	5

Total stores at February 28, 2006	631

Of the domestic segment’s stores open at February 28, 2006, the company owns 5 stores and leases the remaining 626 stores. All nine of the domestic segment’s distribution centers are leased. The company owns one of its five domestic segment’s service centers. For its corporate headquarters in Richmond, Virginia, the company leases two buildings and owns some of the land. The company leases space for all warehouse, service and office facilities except as otherwise noted.

InterTAN owns a 402,000 square-foot building containing office and warehouse space and the retail location in Barrie, Ontario, Canada, where the headquarters of the international segment are located. With the exception of a retail store located on this property, the international segment’s retail operations are conducted in leased facilities. The dealer outlets included in the preceding table are independent retail businesses that operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by The Source By Circuit CitySM.

For information regarding the company’s lease obligations, see Note 12, Lease Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statement and Supplementary Data, of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

On March 31, 2004, Circuit City announced a public tender offer to purchase the stock of InterTAN, Inc. Circuit City completed the acquisition and InterTAN became a wholly owned subsidiary of Circuit City on May 19, 2004. InterTAN has operated retail consumer electronics outlets under the RadioShack® name in Canada under a licensing agreement with a subsidiary of RadioShack Corporation. InterTAN also has operated under two other agreements with RadioShack and its subsidiaries (“RadioShack”): a merchandising agreement and an advertising agreement.

After the March 31, 2004 announcement, RadioShack asserted early termination of all three agreements. RadioShack asserts that InterTAN failed to pay an annual fee in material breach of the advertising agreement and, alternatively, that a “without cause” termination of the advertising agreement triggers termination of the other agreements.

On April 5, 2004, RadioShack filed suit against InterTAN in Tarrant County, Texas, and amended that suit on April 27, 2004, and February 4, 2005 (the “RadioShack litigation”). InterTAN disputes the various termination scenarios alleged by RadioShack and is vigorously defending against those claims. The parties argued a RadioShack motion for partial summary judgment on February 3, 2005. On March 24, 2005, the court issued an order on that motion stating that the three agreements were terminated no later than December 31, 2004. Under the ruling, InterTAN’s rights under the agreements expired June 30, 2005.

Circuit City continues to believe that RadioShack is not entitled to early termination of the agreements, that InterTAN has substantial defenses to the RadioShack claims and that RadioShack has breached the agreements by seeking early termination. There are several motions currently pending with the court, including a motion to reconsider prior rulings. InterTAN intends to continue vigorously defending the claims and exercise its rights under the agreements, as well avail itself of any and all rights to appeal.

Because of the ongoing legal conflict with RadioShack, Circuit City has taken steps to position its Canadian operations for continued success, regardless of the outcome of this litigation. Circuit City believes that the outcome of this litigation will not have a material adverse effect on the company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2006.

Executive Officers of the Company

The company is not aware of any family relationship between any executive officers of the company or any executive officer and any director of the company. The executive officers are generally elected annually and serve for one year or until their successors are elected. The next general election of officers is expected to occur in June 2006. The following table identifies the executive officers of the company at April 30, 2006.

Name	Age	Office
Philip J. Schoonover	46	President and Chief Executive Officer

George D. Clark, Jr.	46	Executive Vice President President—Retail Stores

Fiona P. Dias	40	Executive Vice President Chief Marketing Officer

Michael E. Foss	48	Executive Vice President Chief Financial Officer

Douglas T. Moore	49	Executive Vice President Chief Merchandising Officer

Ronald G. Cuthbertson	49	Senior Vice President Supply Chain and Inventory Management

Philip J. Dunn	53	Senior Vice President Treasurer and Controller

Reginald D. Hedgebeth	38	Senior Vice President General Counsel and Secretary

Eric A. Jonas, Jr.	51	Senior Vice President Human Resources

Michael L. Jones	50	Senior Vice President Chief Information Officer

John J. Kelly	48	Senior Vice President General Merchandise Manager

David L. Mathews	46	Senior Vice President President Circuit City Direct

Marc J. Sieger	37	Senior Vice President General Merchandise Manager

Randall W. Wick	45	Senior Vice President General Merchandise Manager

Mr. Schoonover joined the company in October 2004 as executive vice president and chief merchandising officer. He was elected president in February 2005 and chief executive officer in March 2006. Before joining the company, he was executive vice president—customer segments at Best Buy Co., Inc., a retailer of consumer electronics, home office products, entertainment software, appliances and related services, from April 2004 until September 2004. He joined Best Buy in 1995 and previously served as executive vice president—new business development from February 2002 until April 2004; executive vice president—digital technology solutions from February 2001 until February 2002; and senior vice president—merchandising for five years. Before joining Best Buy, Mr. Schoonover was an executive vice president at TOPS Appliance City, a retailer of home appliances and consumer electronics, and held senior marketing positions with Sony Corporation of America, a global entertainment company.

Mr. Clark joined the company in 1983. He was promoted to store manager in 1987, district manager in 1992 and regional vice president in 1993. He was named assistant vice president in 1995; vice president and Central Division president in 1997; Eastern Division president in 2002; senior vice president in 2003; and general merchandise manager for technology in 2004. He was named president—retail stores in March 2005 and executive vice president in March 2006.

Ms. Dias joined the company in 2000 as senior vice president—marketing. She was named president of Circuit City Direct in 2003, chief marketing officer in May 2005 and executive vice president in March 2006. Before joining the company, she was chief marketing officer at Stick Networks, Inc., a wireless software company, during 2000; vice president—marketing and development for the Frito-Lay Company, an operating division of PepsiCo, Inc. that is engaged in the snack food industry, from 1999 to 2000; and vice president of corporate development at Pennzoil-Quaker State Company, a manufacturer of automotive, commercial, industrial, and marine lubricants, from 1996 to 1999. Prior to 1996, she held various brand management positions with The Procter & Gamble Company, a global consumer products company.

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

Mr. Moore joined the company in 1990 as a regional manager for the roadshop division. He was named regional vice president in 1995; director of corporate operations in 1997; assistant vice president—general manager, builder appliance sales division in 1998; assistant vice president—senior national buyer in 1999; assistant vice president—divisional merchandising manager—imaging in 2000; assistant vice president—director of merchandising operations in 2002; and Western Division president and senior vice president in 2003. In 2004, Mr. Moore was named senior vice president, merchandising. In March

2005 he was named chief merchandising officer and in March 2006 he was named executive vice president. Before joining the company, Mr. Moore was employed from 1985 to 1990 in various operational and marketing capacities for AMF Bowling, Inc., a global manufacturer and marketer of bowling products and operator of bowling centers; as a brand manager for AH Robins Company, Inc., a pharmaceuticals manufacturer, in its Dimetapp business from 1983 to 1985; and in brand management for Carnation Company from 1980 to 1983.

Mr. Cuthbertson joined the company in March 2005 as senior vice president, supply chain and inventory management. Before joining the company, he was president and chief executive officer of Southport Consulting, Inc., a management consulting company. Prior to his role at Southport Consulting, he was employed at Best Buy Co., Inc. from 1999 to 2004 and served in numerous roles including enterprise vice president, with concurrent roles of vice president Best Buy International and vice president global sourcing, and executive vice president, merchandising, marketing and supply chain at Best Buy Canada Ltd. Mr. Cuthbertson also served in various positions at Sears Canada, Inc., a division of Sears, Roebuck & Co., a retailer of home merchandise, apparel and automotive products and related services, from 1979 to 1998.

Mr. Dunn joined the company in 1984 as an assistant controller of inventory audit and control. He was named treasurer in 1990, was promoted to vice president in 1992 and added the title of controller in 1996. In 1999, he was elected senior vice president. Mr. Dunn was employed by Arthur Young & Co., an accounting firm and a predecessor of Ernst and Young LLP, from 1980 to 1984.

Mr. Hedgebeth joined the company in July 2005 as senior vice president, general counsel and secretary. Prior to joining the company, he was employed by The Home Depot, Inc., a home improvement retailer, for six years, serving most recently as vice president of legal. Previously, he was an associate at the law firm of King and Spalding, LLP and was a financial analyst for GE Capital Corporation.

Mr. Jonas joined the company in 1998 as director of associate relations. He was promoted to assistant vice president of corporate human resources services in 2000, was elected vice president in 2003 and was elected senior vice president in 2004. Prior to joining the company, he was employed by Toys “R” Us, a worldwide retailer of toys, baby products, and children’s apparel, from 1985 until 1998, including director of human resources for the Babies “R” Us division from 1996 to 1998.

Mr. Jones joined the company in 1999 as vice president, chief information officer, First North American National Bank. He was promoted to senior vice president, chief information officer in February 2004. Prior to joining the company, Mr. Jones was employed by Markel Corporation, an international property and casualty insurance holding company, for ten years, most recently as president and chief operating officer of an operating subsidiary.

Mr. Kelly joined the company in May 2005 as senior vice president, general merchandise manager for technology. Before joining the company, he was vice president of home merchandising, and vice president of QVC.com for QVC, Inc., a televised retailer of electronics, jewelry and consumer products, from 2001 to 2005; and vice president of appliances and senior vice president of the consumer electronics division for Sharp Electronics Corporation from 1996 to 2001. Before joining Sharp Electronics, Mr. Kelly was employed by Macy’s for over 15 years in various positions, including the executive training program and divisional merchandise manager vice president of electronics.

Mr. Mathews joined the company in June 2005 as senior vice president, president Circuit City Direct. Prior to joining the company, he was an independent consultant from April 2004 to June 2005. He served from January 2003 to April 2004 as president and chief operating officer of Crutchfield Corporation, a direct integrated marketer of consumer electronics products. From June 2001 to January 2003, he was an independent consultant. In addition, he served from October 2000 to June 2001 as senior vice president of marketing for eCustomers, Inc., a provider of enterprise customer response solutions, and from July 1997 to October 2000 he was employed by Dell Computer Corporation in various marketing roles, including director of global marketing. Before joining Dell, he worked at L.L. Bean, Inc. for 11 years in catalog, international retailing and internet roles.

Mr. Sieger joined the company in 2003 as a vice president of warranty administration, with additional responsibility for the service division including field and depot repair, installations, PC services and call centers. In March 2005, he was named senior vice president, general merchandise manager for services. Prior to joining the company, he spent 13 years at General Electric Company, a diversified technology, media and financial services company, working in roles in finance, marketing, e-commerce, sales and business development.

Mr. Wick joined the company in December 2004 as senior vice president, general merchandise manager for audio and video. Before joining the company, he served as executive vice president of Petters Group Worldwide, an independent operating company that specializes in brand marketing. Prior to joining Petters Group Worldwide in 2004, he was vice president of retail strategies at Best Buy Co., Inc. from 2002 to 2004. He joined Best Buy in 1996 and served as merchandising manager from 1996 to 2001 and as vice president of merchandise from 2001 to 2002. Before joining Best Buy, he worked for Fretter/Silo, formerly a large retailer of home entertainment products, consumer electronics and appliances, for ten years.

PART II

Item 5.	Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of Circuit City Stores, Inc. is traded on the New York Stock Exchange under the symbol CC. As of March 31, 2006, there were 4,881 shareholders of record of common stock. On May 1, 2006, the common stock closed at $28.26.

	Market Price of Common Stock
	2006		2005		Dividends
Quarter	High	Low	High	Low	2006	2005
1st	$16.89	$14.80	$12.82	$10.18	$.0175	$.0175
2nd	$18.71	$16.25	$14.30	$11.90	$.0175	$.0175
3rd	$22.11	$15.36	$17.87	$12.96	$.0175	$.0175
4th	$25.92	$20.21	$17.25	$13.40	$.0175	$.0175

Total					$.0700	$.0700

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended February 28, 2006:

(Amounts in millions except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program*
December 1 – December 31, 2005	—	$—	—	$157.3
January 1 – January 31, 2006	1.6	$24.40	1.6	$117.3
February 1 – February 28, 2006	—	$—	—	$117.3

Fiscal 2006 fourth quarter	1.6	$24.40	1.6

*In January 2003, the company announced that the board of directors had authorized the repurchase of up to $200 million of common stock. In June 2004, the company announced a $200 million increase in its stock repurchase authorization, raising the repurchase capacity to $400 million. In March 2005, the company announced a $400 million increase in its stock repurchase authorization, raising the repurchase capacity to $800 million. There is no expiration date under the authorization. At March 31, 2006, $117.3 million remained available for share repurchases under the share repurchase authorization.

If the remaining borrowing availability under the company’s $500 million revolving credit facility falls below $100 million, cash dividends and stock repurchases are limited to an aggregate of $75 million in any fiscal year.

Item 6.	Selected Financial Data.

	2006(a)	2005(a)	2004(a)	2003(b)	2002(b)
CONSOLIDATED SUMMARY OF NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS
(Amounts in millions except per share data)
Net sales	$11,598	$10,470	$9,857	$10,055	$9,618
Gross profit	$2,831	$2,568	$2,284	$2,397	$2,395
Operating income (loss)	$220	$93	$(4)	$(15)	$110
Earnings (loss) from continuing operations before income taxes	$239	$103	$(1)	$(10)	$122
Net earnings (loss) from continuing operations	$151	$64	$(1)	$(8)	$77
Net earnings (loss) per share from continuing operations:
Basic	$0.85	$0.33	$—	$(0.04)	$0.38
Diluted	$0.84	$0.33	$—	$(0.04)	$0.37

CONSOLIDATED SUMMARY OF NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS PERCENTAGES
(% of sales except effective tax rate)
Gross profit	24.4	24.5	23.2	23.8	24.9
Operating income (loss)	1.9	0.9	—	(0.1)	1.1
Earnings (loss) from continuing operations before income taxes	2.1	1.0	—	(0.1)	1.3
Effective tax rate	36.8	37.4	36.5	21.9	36.6
Net earnings (loss) from continuing operations	1.3	0.6	—	(0.1)	0.8

CONSOLIDATED SUMMARY BALANCE SHEETS
(Amounts in millions)
Total current assets	$2,833	$2,745	$2,980	$3,116	$3,710
Property and equipment, net	$839	$727	$665	$722	$805
Long-term deferred income tax assets	$98	$80	$95	$66	$28
Goodwill and other intangible assets, net	$254	$247	$—	$—	$—
Other assets	$44	$41	$43	$55	$171
Total assets	$4,069	$3,840	$3,783	$3,960	$4,715
Total current liabilities	$1,622	$1,315	$1,192	$1,249	$1,602
Long-term debt, excluding current installments	$52	$20	$33	$22	$25
Other long-term liabilities	$440	$425	$341	$322	$332
Total liabilities	$2,114	$1,760	$1,566	$1,593	$1,959
Total stockholders’ equity	$1,955	$2,080	$2,216	$2,366	$2,756
Total liabilities and stockholders’ equity	$4,069	$3,840	$3,783	$3,960	$4,715

CONSOLIDATED SUMMARY OF CASH FLOWS FROM CONTINUING OPERATIONS
(Amounts in millions)
Depreciation and amortization	$164	$154	$198	$160	$136
Cash flow from operating activities of continuing operations	$365	$460	$(126)	$(163)	$889
Purchases of property and equipment	$255	$269	$176	$151	$173

OTHER DATA
Capital expenditures, net of landlord reimbursements	$220	$164	$127	$99	$117
Cash dividends per share paid	$0.07	$0.07	$0.07	$0.07	$0.07
Return on average stockholders’ equity (%)(c)	7.5	3.0	—	(0.3)	3.6
Number of Associates of domestic segment	42,359	42,425	43,211	38,849	45,327
Number of Associates of international segment	3,648	3,521	—	—	—
Number of domestic segment retail stores	631	617	604	626	624
Number of international segment retail stores and dealer outlets	954	966	—	—	—

Consolidated results include results from InterTAN from the acquisition date, May 12, 2004.

See consolidated financial statements and accompanying notes, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(a)	For a discussion of reclassifications and adjustments, see Note 1, Basis of Presentation, of the Notes to Consolidated Financial Statements.

(b)	Amounts previously reported in the consolidated financial statements for fiscal years 2003 and 2002 have been revised to reflect corrections consistent with the reclassifications and adjustments per Note 1, Basis of Presentation, of the Notes to Consolidated Financial Statements.

(c)	Calculated as net earnings (loss) from continuing operations divided by average stockholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. We have two reportable segments: our domestic segment and our international segment.

Our domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in our stores in the United States and via the Web at www.circuitcity.com. At February 28, 2006, the domestic segment operated 626 Superstores and 5 other stores in 158 U.S. media markets.

Our international segment, which is comprised of the operations of InterTAN, Inc., is primarily engaged in the business of selling private-label and brand-name consumer electronics in Canada. On May 12, 2004, we acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed our acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. In addition to giving us a greater product-sourcing capability and the ability to accelerate the offering of private-label merchandise to our customers, the acquisition of InterTAN gave us our first presence in the Canadian market. The international segment’s headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada under the trade names The Source By Circuit CitySM, Rogers Plus® and Battery Plus®. At February 28, 2006, the international segment conducted business through 954 retail stores and dealer outlets, which consisted of 540 company-owned stores, 300 dealer outlets, 93 Rogers Plus® stores and 21 Battery Plus® stores. The international segment also operates a Web site at www.thesource.ca.

In accordance with the Amending Agreement dated March 27, 2004, between Rogers Wireless, Inc. (“Rogers”) and InterTAN Canada Ltd., Rogers has notified InterTAN that they do not intend to continue the existing arrangement with respect to InterTAN’s operation of the Rogers Plus® stores after December 31, 2006. At February 28, 2006, InterTAN operated 93 Rogers Plus® stores. Under the Amending Agreement, Rogers will pay to InterTAN, among other amounts, in each of 2007, 2008 and 2009 an amount equal to the average of the annual volume rebate attributable to the Rogers Plus® stores paid to InterTAN in 2005 and 2006. Exit costs related to the transition are expected to be inconsequential. InterTAN is exploring various strategic options with Rogers while working on transition arrangements.

Management’s Discussion and Analysis (MD&A) is designed to provide the reader of financial statements with a narrative discussion of our results of operations; financial position, liquidity and capital resources; critical accounting policies and significant estimates; and the impact of recently issued accounting standards. Our MD&A is presented in seven sections:

•	Executive Summary

•	Critical Accounting Policies

•	Results of Operations

•	Recent Accounting Pronouncements

•	Financial Condition

•	Fiscal 2007 Outlook

•	Forward-Looking Statements

This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in Item 8, Financial Statements and Supplementary Data, as well as with Item 1A, Risk Factors, included in this Annual Report on Form 10-K. All per share amounts in this discussion are presented on a fully diluted basis.

The terms “Circuit City,” “company,” “we,” “our” and “us” are used throughout this report and, depending on the context of their use, may represent any of the following: the legal entity, Circuit City Stores, Inc., a Virginia corporation, one of Circuit City’s operating segments or the entirety of Circuit City Stores, Inc. and its consolidated subsidiaries.

Executive Summary

Fiscal 2006 Performance

In fiscal 2006, our results improved compared with the results in fiscal 2005.

•	Net sales were $11.60 billion compared with $10.47 billion in the prior year, an increase of 10.8 percent. Comparable store sales grew 8.2 percent compared with a 0.7 percent increase in fiscal 2005. The fiscal 2006 sales increase primarily reflects the increase in domestic segment comparable store sales.

•	The gross profit margin decreased by 12 basis points from fiscal 2005 to 24.4 percent of sales primarily due to higher promotional financing costs.

•

Selling, general and administrative expenses declined 124 basis points from fiscal 2005 to 22.3 percent of sales, driven by a 164 basis point improvement in the domestic segment. The domestic segment improvement primarily reflects lower payroll and fringe benefit expenses, store closing costs and relocation expenses, as well as leverage on higher sales levels.

•	Earnings from continuing operations before income taxes were 2.1 percent of sales in fiscal 2006 compared with 1.0 percent of sales in fiscal 2005. The margin rate improvement primarily results from the improved selling, general and administrative expenses rate.

•	Net earnings from continuing operations were $151.1 million, or 84 cents per share, compared with $64.4 million, or 33 cents per share, in fiscal 2005. The improvement in net earnings from continuing operations in fiscal 2006 was driven by the domestic segment comparable store sales increase, lower domestic segment payroll and fringe benefit expenses, domestic store closing costs, and domestic relocation expenses as well as leverage on higher sales levels.

Fiscal 2006 Significant Events

Our fiscal 2006 strategy for improving our operations, financial performance and shareholder value included

•	upgrading our processes, systems and talent to improve the core business;

•	evolving the core business to generate incremental revenues and profits; and

•	innovating to create new businesses related to our core business in order to produce long-term growth.

Key initiatives to upgrade the core business included the following:

•	Best sourcing. We developed a disciplined framework to procure merchandise with the best value for the cost. Depending on the type of product, we may procure merchandise from a variety of sources and methods, including new and existing vendors, reverse auctions and direct relationships with manufacturers. We also built a vertically-integrated supply chain organization encompassing sourcing; vendor relations; logistics; distribution and warehousing; inventory management; inventory lifecycle pricing management; space planning; and supply process re-engineering.

•	Promotional effectiveness. We introduced more discipline into our selection of which products we promote. We also gained a better understanding of the impact of different promotional offers and combinations, from promotional pricing to gift with purchase to financing offers.

•	Collaborative vendor relationships. We worked more closely with our vendors to build long-term relationships. We changed our business practices to be more accessible, react more timely and work in collaboration to drive desired outcomes. We worked more closely with key vendors on forecasting, inventory control and promotions.

•	Product transition management. We improved our sales forecasting accuracy with better training and improved processes, providing for smoother product transitions with less obsolete product, particularly in the PC hardware category.

•	Inventory Management. Our net-owned inventory, calculated as the difference between merchandise inventory and merchandise payable, increased by $28 million at year-end from the end of fiscal 2005 due to an increase in purchases to improve in-stock levels for key product categories. Throughout the year, we improved customer-encountered in-stock inventory levels in our stores.

•	Retail transformation. We synchronized business rhythms among the retail, merchandising, marketing and supply chain organizations in order to facilitate action-oriented communication and more timely responses. We also are managing differently to engage our store Associates to serve our customers in new and better ways. We measured our Associate engagement level through surveys in March 2005 and again in February 2006, and we have seen a 22 percent improvement in our overall internal Associate engagement measurement.

•	Superstore revitalization. The domestic segment opened 18 new Superstores and relocated 10 Superstores. As of February 28, 2006, 217 Superstores, or 35 percent of the Superstore base, had been newly constructed, relocated or fully remodeled, net of closings, since the beginning of fiscal 2001. We made significant changes to our internal and external real estate teams, streamlined our standard lease agreement, refined our store prototypes for improved efficiency, and shifted to a market-based focus from an individual store-based focus.

•	Management Changes. We continued to strengthen our management team with additions and shifts in responsibilities.

Key initiatives to evolve the core business included the following:

•	Product portfolio management. Through portfolio management of merchandise product categories, we matched our resource allocations (store Associate labor, pricing, promotions, financing offers, inventory, advertising and display space) with the strategic intent of each specific product category.

•	Expanded service offerings. During the year, we expanded our in-store PC Services offering to all Superstores nationwide. We offer online PC diagnostic and repair services through remote technical assistance. We introduced a new protection plan covering accidental damage for PC hardware products and other portable products. These expanded service offerings complement the other services we already offered to our customers, including narrowband, broadband, wireless telephone, voice-over IP, digital video services, extended warranty programs, satellite radio, car audio installation and in-home audio/video installation.

•	Enhanced multi-channel experience. Our multi-channel initiatives reinforced our message of three ways to shop: in store, online and via telephone. We offered to customers our 24/24 Pickup GuaranteeSM, where qualifying Web or telephone call center purchases are ready for customers to pick up at their designated store within 24 minutes of purchase confirmation, or the customer will receive a $24 Circuit City gift card. Web-originated sales, which include online purchases that are shipped to the customer and those that are picked up in-store, grew 63 percent over the prior year. We also tested a catalog, with distribution to eight million customers.

•	Gap management. Another area of focus this year was on reducing the size of the performance gap between our highest-performing stores and our stores with the greatest opportunity to improve based upon certain performance metrics. We created “ELITE” teams, comprised of talented and experienced regional and store personnel, focused on engaging, learning, innovating, teaching and executing differently in our stores with the greatest opportunity to improve performance. We have seen steady improvement in the key success indicators since the approach was launched. Increased attention to stores with the greatest opportunity to improve performance, combined with an overall improvement in profitability, led to fewer store closings in fiscal 2006.

Key initiatives to innovate included the following strategic areas of focus:

•	Win in Home Entertainment—be the retail destination for home entertainment products and services

•	Digital Home Services—develop breakthrough consumer electronics service offerings

•	Multi-Channel Integration—move focus from transactions to relationships and provide solutions to customers wherever they want them

We conducted more than 50 combinations of experiments in 20 stores in the greater Boston and Miami areas, and each experiment addressed one of the three strategic areas. Some experiments included physical changes to the stores; others incorporated different staffing models or selling techniques.

Also in fiscal 2006, we introduced a new brand, The Source By Circuit CitySM, for more than 800 retail stores and dealer outlets in Canada. The stores had previously operated under the RadioShack® brand. We supported the brand launch with a major advertising campaign featuring television and radio commercials as well as print and outdoor advertising. Virtually all dealers signed multi-year contracts to continue their relationship with InterTAN under the new brand.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions, which we continually evaluate. Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K includes a discussion of our significant accounting policies. The following accounting policies are those we consider critical to an understanding of the consolidated financial statements because their application places the most significant demands on our judgment. Our financial results might have been different if other assumptions had been used or other conditions had prevailed.

Accounting for Cash Consideration Received from Vendors

We receive cash consideration from vendors, including volume incentives and reimbursements for specific costs such as price protection and advertising, for various programs. Most vendor allowances are recognized as a reduction to cost of sales, buying and warehousing when the related product is sold or other conditions of the allowances are met. Inherent in the accounting for cash consideration received from vendors are significant management judgments and estimates, including the amount of vendor allowances that relate to inventory on hand. We review these judgments and estimates quarterly and make adjustments as appropriate. Cash consideration received as part of programs that represent a reimbursement of specific, incremental and identifiable direct costs that we incur to promote a vendor’s product is reported as a reduction to expense in the period in which the costs are incurred.

Calculation of the Liability for Lease Termination Costs

When leased properties are no longer used for operating purposes, we recognize a liability for the difference between our future lease payments and related costs from the date of closure through the end of the remaining lease term, net of contractual or estimated sublease rental income. Inherent in the calculation of accrued lease termination costs are significant management judgments and estimates, including estimates of the amount and timing of future sublease revenues and the timing and duration of future vacancy periods. We review these judgments and estimates on a quarterly basis and make appropriate revisions. Fluctuations in the economy and in the marketplace demand for commercial properties can result in material changes in the liability for lease termination costs.

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

Accounting for Stock-Based Compensation

We account for stock-based compensation using a fair value-based method in accordance with Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The Black-Scholes option valuation model is used to determine the fair value of stock options at the date of grant, and expense is recognized over the period in which the options vest. This valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. Option valuation models require us to make highly subjective assumptions, including the expected future volatility of the stock price, expected dividend yield, risk-free interest rate and expected life of the option. Because the stock options granted have characteristics that are significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, the existing option valuation models, including the Black-Scholes model, do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Accounting for Pension Plans

Net pension expense recognized in our consolidated financial statements for our defined benefit pension plan and unfunded non-qualified benefit restoration plan is determined on an actuarial basis. The effects of both the performance of pension plan assets and changes in pension plan liability discount rates on the computation of net pension expense are amortized over future periods.

A significant element in determining the net pension expense is the expected return on plan assets. To develop the expected long-term rate of return assumption on our pension plan assets, we use historical long-term return experience, the expected investment mix of the plan’s assets and estimates of future long-term investment returns. The rate of return assumption is reviewed annually and adjusted as appropriate. For fiscal 2006 and fiscal 2005, our expected rate of return on plan assets was 8.25 percent. Net pension expense for our pension plans was $1.7 million in fiscal 2006, $19.8 million in fiscal 2005 and $18.4 million in fiscal 2004. These expenses are included in cost of sales, buying and warehousing and selling, general and administrative expenses on the consolidated statements of operations.

At the end of each fiscal year, we determine the weighted average discount rate used to calculate the present value of plan liabilities. The discount rate is an estimate of the interest rate at which the pension liabilities could be effectively settled at the end of the year. When estimating the discount rate, we review yields available on high-quality, fixed income debt instruments. We reviewed high-quality corporate bond indices in addition to a hypothetical portfolio of corporate bonds constructed with maturities that approximate the expected timing of our anticipated benefit payments. We selected a discount rate of 5.65 percent at February 28, 2006, and 5.75 percent at February 28, 2005.

The rate of increase in compensation levels is another assumption used for determining net pension expense. We determine this rate based upon annual reviews of plan participants’ historical levels of salary increases and expectations regarding potential future salary increases.

In October 2004, the board of directors approved amendments to freeze both the pension and benefit restoration plans, effective February 28, 2005. As a result of the pension plan freeze, all eligible employees retain any benefits accumulated to the effective date, but are no longer eligible to increase their benefit. Eligible employees will continue to earn vesting credit toward the pension plan’s vesting requirements. Employees who would be eligible to retire under the pension plan’s early or normal retirement provisions on or before February 28, 2008, are considered grandfathered employees and are not subject to the plan changes to either plan. In addition, employees who would be eligible to retire under the pension plan’s early or normal retirement provisions on before February 28, 2015, are considered sustained employees and will be eligible to receive the supplemental benefits they would have received under the benefit restoration plan had their pension plan benefit accruals not been frozen. The impact of the changes to the plans was a curtailment charge of $1.1 million in the fiscal year ended February 28, 2005.

Income Taxes

Some deductions for tax return purposes are taken when the expenses are actually paid, rather than when the expenses are recorded for book purposes. We accrue for the tax benefit expected to be received in future years if, in our judgment, it is more likely than not that we will receive such benefits. The amount and timing of certain current deductions require interpretation of tax laws. We estimate and accrue income tax contingencies for differences in interpretation that may exist with tax authorities. Quarterly, we evaluate income tax contingency accruals and the likelihood the benefits of a deferred tax asset will be realized. We consider a variety of factors, including the nature and amount of tax income and expense items, the current tax statutes, the current status of audits performed by tax authorities and the projected future earnings.

Results of Operations

Reclassifications and Adjustments

During fiscal 2006, we identified errors in previously issued financial statements. We evaluated the impact of the errors in the consolidated financial statements for previously reported periods, on the current fiscal year and on earnings trends. Based upon the evaluation, we concluded the errors and the correction of such errors are not material to our financial statements taken as a whole and corrected the errors in the fourth quarter of fiscal 2006. As a result, we recognized an after-tax reduction in net earnings of $3.2 million during the fourth quarter of fiscal 2006 that relates primarily to benefits recognized in the first three quarters of fiscal 2006 for the estimated non-redemption of the rewards feature on the Circuit City Rewards Credit Card. We also recognized an after-tax benefit of $0.4 million during the fourth quarter of fiscal 2006 to correct errors in lease accounting and for other matters in our consolidated financial statements for fiscal years 2004 and 2005. In addition, we revised prior year consolidated financial statements for corrections of errors related to lease accounting and for other matters. The impact, which we believe is inconsequential, resulted in a $7.5 million reduction to retained earnings at March 1, 2003. Immaterial amounts previously reported incorrectly as rent expense have been reclassified to interest expense on the fiscal 2005 and 2004 consolidated statements of operations, and the related financing lease obligation has been reclassified from accrued straight-line rent and deferred rent credits to long-term debt on the consolidated balance sheets.

To improve presentation and comparability, amounts previously reported in the consolidated financial statements have been reclassified to conform to current-year presentation. In order to provide a better measure of net-owned inventory, we reclassified items previously classified as accounts payable to merchandise payable; expenses payable; accrued expenses and other current liabilities; and accounts receivable. We reclassified interest income from selling, general and administrative expenses to a separate line item on the consolidated statements of operations the effect of which was inconsequential.

We disclosed separately the operating activities and investing activities of the cash flows attributable to its discontinued operations. In prior periods, this activity was reported as a single amount of cash used in or provided by discontinued operations on the consolidated statements of cash flows.

Summary of Segment Performance

Where relevant, we have included separate discussions of our domestic and international segments. Our domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in our stores in the United States and via the Web at www.circuitcity.com. Our international segment is primarily engaged in the business of selling private-label and brand-name consumer electronics products in Canada and via the Web at www.thesource.ca and principally includes the operations of InterTAN, Inc., which we acquired in May 2004. Consolidated results include results from InterTAN from the acquisition date. Prior to the second quarter of fiscal 2005, we had another reportable segment, our finance operation. The following tables summarize performance by segment.

SEGMENT PERFORMANCE SUMMARY

	Year Ended February 28, 2006
(Amounts in millions)	Domestic	International	Consolidated
Net sales	$10,974.0	$623.7	$11,597.7
Gross profit	$2,604.5	$226.4	$2,830.9
Selling, general and administrative expenses	$2,354.0	$229.6	$2,583.6
Net earnings (loss) from continuing operations	$154.8	$(3.7)	$151.1

	Year Ended February 28, 2005
(Amounts in millions)	Domestic	International	Finance	Consolidated
Net sales	$10,014.6	$454.9	$—	$10,469.5
Gross profit	$2,385.6	$182.6	$—	$2,568.1
Finance income	$—	$—	$5.6	$5.6
Selling, general and administrative expenses	$2,312.7	$149.0	$—	$2,461.7
Net earnings from continuing operations	$41.1	$19.8	$3.5	$64.4

In fiscal 2004, we had two reportable segments: our domestic retail operation and our finance operation. Finance income is presented as a separate line item on the consolidated statement of operations; therefore no segment performance table is presented.

Net Sales

Consolidated

For the fiscal year ended February 28, 2006, our net sales increased 10.8 percent to $11.60 billion, and comparable store sales increased 8.2 percent. In fiscal 2005, net sales increased 6.2 percent to $10.47 billion from $9.86 billion in fiscal 2004, and comparable store sales increased 0.7 percent.

PERCENT SALES CHANGE FROM PRIOR YEAR

Fiscal	Total	Comparable
2006	10.8%	8.2%
2005	6.2%	0.7%

A store’s sales are included in comparable store sales after the store has been open for a full 12 months. Comparable store sales include Web-originated sales and sales from relocated stores. Sales from closed stores are included in comparable store sales until the month in which the stores are closed. Beginning June 1, 2005, international segment sales are included in comparable stores sales and are calculated in local currency. The calculation of consolidated comparable store sales excludes the impact of fluctuations in foreign currency exchange rates.

The fiscal 2006 sales increase primarily reflects the increase in domestic segment comparable store sales and the addition of 18 Superstores partially offset by the closure of 19 Superstores late in fiscal 2005. The domestic comparable store sales increase results primarily from an increase in average ticket. A strong product cycle for certain consumer electronics products, especially flat panel televisions, combined with many of the initiatives we undertook throughout the year drove the strong sales increase. We believe that our product portfolio management, promotional effectiveness and inventory management initiatives, in particular, contributed to the strong sales increase.

The fiscal 2005 sales increase reflects sales from the international segment, the addition of 31 Superstores and the increase in comparable store sales, partially offset by the closure of 19 Superstores in late fiscal 2004. In fiscal 2005, we believe we benefited from improved in-store execution in our domestic stores through most of the year, resulting in improvements in average ticket and extended warranty penetration rates for key merchandise classes. In February 2005, we closed 19 underperforming Superstores, which had sales of $170.5 million in fiscal 2005.

Domestic Segment

The domestic segment’s fiscal 2006 net sales were $10.97 billion, an increase of 9.6 percent over fiscal 2005 sales of $10.01 billion. Comparable store sales increased 8.3 percent. The sales increase reflects the comparable store sales gain and the addition of 18 Superstores, partially offset by the closure of 19 Superstores in late fiscal 2005.

PERCENT OF DOMESTIC SEGMENT SALES BY CATEGORY(a)

	Years Ended February 28 or 29
	2006	2005	2004
Video	44%	42%	41%
Information technology	28	31	32
Audio	16	14	13
Entertainment	12	13	14

Total	100%	100%	100%

(a)	Excludes extended warranty revenue and installation revenue

For fiscal 2006, we generated our strongest comparable store sales gain in flat panel televisions, which grew triple digits from the prior year. We also experienced strong comparable store sales gains in portable audio hardware and related accessories; digital cameras and related accessories; navigation products; and PC Services. Web-originated sales grew 63 percent compared with fiscal 2005. We experienced sales declines in tube and projection televisions, as our sales mix shifts to flat panel technologies; in DVD players, as the category has matured; and in music software, as industry trends are shifting to electronic distribution of music.

For fiscal 2005, we generated strong comparable store sales growth in product categories with new technologies or improved functionality for the consumer: flat panel displays, including plasma and LCD technologies; large projection televisions; portable digital audio products and accessories; digital cameras and accessories; and digital satellite radio. Web-originated sales grew strongly throughout 2005. We experienced sales declines in mature product areas such as tube televisions, DVD players, home audio and telecommunications as well as a decline in sales of game products due to hardware inventory shortages.

In fiscal 2005, we experienced significant declines in revenues from two categories that experienced business model changes: wireless communications products and services and digital video services. The business model change for wireless communications reflects our strategic decision to add a Verizon store-within-a-store to more than 570 of our Superstores during the third quarter of fiscal 2005. Under the business model, Verizon sells the products from its store-within-a-store and incurs the costs of labor, in-store signage and inventory. We recognize commission revenue for each new handset activation within our store. The shift of product sales to Verizon negatively impacted our comparable store sales. The business model change for digital satellite services reflects a reduction in hardware subsidies paid to us by the service provider, resulting in lower revenues and a reduction in hardware costs.

Extended Warranty Revenue. The percent of domestic segment sales attributable to sales of extended warranties was 3.8 percent in fiscal 2006, 3.8 percent in fiscal 2005 and 3.3 percent in fiscal 2004. The domestic segment sells extended warranty programs on behalf of unrelated third parties who are the primary obligors. The commission revenue for extended warranty sales is included in net sales.

The increase in extended warranty sales as a percentage of domestic segment net sales in fiscal 2005 compared with the fiscal 2004 ratio reflects improved in-store execution resulting from increased attention and training. This improvement offsets the effects of declining average retail prices and rapid technological developments, both of which encourage consumers to replace products rather than purchase warranties that would cover future repairs.

Net Financing. In May 2004, we sold our private-label finance operation to Chase Card Services. We entered into an arrangement under which Chase offers private-label and co-branded credit cards to new and existing customers. Revenues from new account activations are offset by the costs associated with promotional financing over a predetermined base. The net results from the arrangement are included in net sales on the consolidated statements of operations.

DOMESTIC SEGMENT STORE MIX

	Retail Units at Year End
	2006	2005	2004
Superstores	626	612	599
Other stores	5	5	5

Total domestic segment stores	631	617	604

DOMESTIC SEGMENT SUPERSTORE SQUARE FOOTAGE SUMMARY

At February 28 or 29	Selling Sq. Ft.	Total Sq. Ft.
2006	12,990,321	20,728,064
2005	12,953,259	20,922,618
2004	12,063,551	20,133,411

International Segment

The international segment’s net sales were $623.7 million in fiscal 2006 and $454.9 million in fiscal 2005. International segment sales are included from May 12, 2004, when we acquired a controlling interest in InterTAN, Inc. The effect of fluctuations in foreign currency exchange rates accounted for approximately 8 percentage points of the segment’s fiscal 2006 net sales increase. Comparable store sales increased 6.2 percent for the year in local currency.

INTERNATIONAL SEGMENT STORE MIX

	Retail Units at Year End
	2006	2005
Company-owned stores	540	521
Dealer outlets	300	331
Rogers Plus® stores	93	88
Battery Plus® stores	21	26

Total international segment stores	954	966

Gross Profit Margin

Consolidated

The gross profit margin was 24.4 percent in fiscal 2006, 24.5 percent in fiscal 2005, and 23.2 percent in fiscal 2004. The gross profit margin declined 12 basis points in fiscal 2006 from fiscal 2005 primarily due to higher promotional financing costs that resulted from higher interest rates than were in place during fiscal 2005. The higher gross profit margin in fiscal 2005 compared with the margin in fiscal 2004 primarily reflects the inclusion of the international segment, increased extended warranty sales and increased efficiency in our product service and distribution operations, partially offset by declines in merchandise margin due to high levels of promotional activities throughout much of the year. The inclusion of the international segment contributed 71 basis points to the fiscal 2005 improvement.

Domestic Segment

The domestic segment’s gross profit margin decreased 9 basis points in fiscal 2006 from fiscal 2005. The change primarily reflects higher promotional financing costs that resulted from higher interest rates than in fiscal 2005.

The domestic segment’s gross profit margin increased 65 basis points in fiscal 2005 from fiscal 2004. The change in the domestic segment gross profit margin reflects an increase in extended warranty sales and increased efficiency in our product service and distribution operations, partially offset by declines in merchandise margin due to high levels of promotional activities throughout much of the year.

International Segment

The international segment’s gross profit margin in fiscal 2006 was 36.3 percent of international sales, compared with 40.1 percent of sales in fiscal 2005. The change is due primarily to a shift in the product sales mix from higher-margin categories, including batteries, parts, and accessories, to lower-margin, higher-growth categories, including PC hardware and video and personal electronics.

Finance Income

Finance income was $5.6 million in fiscal 2005 and $32.7 million in fiscal 2004. Finance income for fiscal 2005 includes a portion of the loss on the sale of the private-label finance operation to Chase Card Services and the income generated by the private-label finance operation from the beginning of the fiscal year through the sale date.

Prior to November 2003, both our bankcard finance operation and our private-label finance operation were conducted through our wholly owned subsidiary, First North American National Bank. As part of a focus on strengthening the financial performance of our core business, we sold our bankcard finance operation to FleetBoston Financial in November 2003 and sold our private-label finance operation to Chase Card Services in May 2004.

Results from the bankcard finance operation are presented as results from discontinued operations on the consolidated financial statements; therefore, its results are not included in the “Components of Pretax Finance Income” table below.

Coincident with the sale of the private-label operation to Chase Card Services, we entered into an ongoing arrangement with Chase Card Services under which they offer private-label and co-branded credit cards to new and existing customers. The net results from that arrangement are included in net sales on the consolidated statements of operations.

COMPONENTS OF PRETAX FINANCE INCOME

	Years Ended February 28 or 29
(Amounts in millions)	2005	2004
Securitization income	$28.1	$120.9
Less: Payroll and fringe benefit expenses	7.6	29.5
Other direct expenses	14.9	58.7

Finance income	$5.6	$32.7

Securitization income primarily is comprised of the gain on the sale of the credit card receivables generated by our former private-label finance operation, income from the retained interests in the securitized receivables and income related to servicing the securitized receivables, as well as the impact of increases or decreases in the fair value of the retained interests.

Selling, General and Administrative Expenses

Consolidated

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(a,b,c)

	Years Ended February 28 or 29
	2006		2005		2004
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Store expenses	$2,249.7	19.4%	$2,150.4	20.5%	$1,990.5	20.2%
General and administrative expenses	317.8	2.7	254.4	2.4	228.2	2.3
Remodel expenses	—	—	0.3	—	23.9	0.2
Relocation expenses	7.1	0.1	40.8	0.4	30.5	0.3
Pre-opening expenses	9.0	0.1	15.8	0.2	8.6	0.1

Total	$2,583.6	22.3%	$2,461.7	23.5%	$2,281.7	23.1%

(a) Certain items in general and administrative expenses have been reclassified to store expenses to conform with current-year presentation. We have reclassified interest income from selling, general and administrative expenses to a separate line item on the statements of operations.

(b)	We have reclassified interest expense on financing lease obligations from store expenses to interest expense.

(c) Selling, general and administrative expenses for the international segment are included from May 12, 2004, when we acquired a controlling interest in InterTAN, Inc.

Selling, general and administrative expenses were 22.3 percent of sales in fiscal 2006, 23.5 percent of sales in fiscal 2005, and 23.1 percent of sales in fiscal 2004.

The decrease in the selling, general and administrative expense ratio from fiscal 2005 to fiscal 2006 primarily reflects lower domestic segment payroll and fringe benefit expenses, store closing costs and relocation expenses, as well as leverage on higher sales levels. Fiscal 2006 domestic segment store expenses include a $9.4 million gain on our portion of the settlement in the Visa/MasterCard antitrust litigation. Fiscal 2006 general and administrative expenses include $29.9 million in brand transition costs, primarily related to advertising expenses and inventory write-downs, which resulted from the ongoing litigation with RadioShack Corporation. Fiscal 2006 domestic segment general and administrative expenses include costs related to innovation initiatives and upgrades to our information technology systems. The fiscal 2006 expenses include costs associated with the 10 fiscal 2006 relocations and planned future relocations.

The increase in the selling, general and administrative expense ratio from fiscal 2004 to fiscal 2005 reflects the inclusion of the international segment, which increased the fiscal 2005 expense-to-sales ratio by 42 basis points. Domestic segment selling, general and administrative expenses were approximately flat to fiscal 2004 as a percent of sales as lower payroll and rent and occupancy expenses were offset by various increased costs. The fiscal 2005 expenses include costs of $47.4 million related to the closing of 19 Superstores and five regional offices during the year, an expense of $6.5 million for the cumulative impact of a multi-year lease accounting revision and a gain of $2.8 million related to the sale of one of our corporate office buildings. The fiscal 2005 expenses include costs associated with the 28 fiscal 2005 relocations and planned future relocations, as well as costs associated with fully remodeling one Superstore.

Domestic Segment

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(a,b)

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Store expenses	$2,085.4	$2,029.4	$1,990.5
General and administrative expenses	252.5	226.4	228.2
Remodel expenses	—	0.3	23.9
Relocation expenses	7.1	40.8	30.5
Pre-opening expenses	9.0	15.8	8.6

Total	$2,354.0	$2,312.7	$2,281.7

(a) Certain items in general and administrative expenses have been reclassified to store expenses to conform with current-year presentation. We have reclassified interest income from selling, general and administrative expenses to a separate line item on the statements of operations.

(b)	We have reclassified interest expense on financing lease obligations from store expenses to interest expense.

The domestic segment’s expense-to-sales ratio decreased 164 basis points in fiscal 2006 from fiscal 2005. The improvement primarily reflects lower domestic segment payroll and fringe benefit expenses, store closing costs and relocation expenses, as well as leverage on higher sales levels. Fiscal 2006 domestic segment store expenses include a $9.4 million gain on our portion of the settlement in the Visa/MasterCard antitrust litigation. Fiscal 2006 domestic segment general and administrative expenses include costs related to innovation initiatives and upgrades to our information technology systems. Relocation expenses totaled $7.1 million in fiscal 2006 and include costs associated with 10 relocations. Relocation and remodel expenses totaled $41.1 million in fiscal 2005 and include costs associated with 28 relocations and the remodeling of one Superstore.

The domestic segment’s expense-to-sales ratio decreased five basis points in fiscal 2005 from fiscal 2004. The slight decrease resulted from lower payroll and rent and occupancy expenses offset by increases in advertising and other costs. The fiscal 2005 expenses include costs of $47.4 million related to the closing of 19 Superstores and five regional offices during the year, an expense of $6.5 million for the cumulative impact of a multi-year lease accounting revision and a gain of $2.8 million related to the sale of one of our corporate office buildings. Relocation and remodel expenses totaled $54.4 million in fiscal 2004 and include costs associated with 18 relocations, the remodeling of four Superstores and refixturing 222 Superstores. Remodel expenses incurred in fiscal 2004 include $21.7 million for refixturing.

International Segment

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES(a,b)

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Store expenses	$164.3	$121.0	$
General and administrative expenses	65.3	28.0		—

Total	$229.6	$149.0		$—

(a) We have reclassified interest income from selling, general and administrative expenses to a separate line item on the statements of operations.

(b) Selling, general and administrative expenses for the international segment are included from May 12, 2004, when we acquired a controlling interest in InterTAN, Inc.

The international segment’s selling, general and administrative expenses were 36.8 percent of international segment sales for fiscal 2006 and 32.7 percent of sales for fiscal 2005. The increase in store expenses during fiscal 2006 compared to fiscal 2005 is the result of the inclusion of the international segment for a full 12 months as well as increased payroll and rent expenses. General and administrative expenses include $29.9 million in brand transition costs, primarily related to advertising expenses and inventory write-downs, which resulted from the ongoing litigation with RadioShack Corporation.

Stock-based Compensation Expense

Stock-based compensation expense was $26.9 million in fiscal 2006, compared with $19.1 million in fiscal 2005 and $38.7 million in fiscal 2004.

The increase in stock-based compensation expense from fiscal 2005 to fiscal 2006 reflects the fiscal 2005 reversal of previously recognized compensation costs related to performance-based restricted stock grants. Under the terms of these restricted stock grants, vesting was contingent upon our achieving a targeted operating profit margin for fiscal 2006. During the fourth quarter of fiscal 2005, management determined that it was unlikely that the target would be met and, as a result, reversed the expense recorded life-to-date.

The decrease in stock-based compensation expense from fiscal 2004 to fiscal 2005 reflects lower weighted-average fair values of recent grants and the full vesting of grants during fiscal 2005. The decrease also reflects the fiscal 2005 reversal of previously recognized compensation costs related to performance-based restricted stock grants.

Income Tax Provision

The consolidated effective income tax rate applicable to results from continuing operations was 36.8 percent in fiscal 2006, 37.4 percent in fiscal 2005 and 36.5 percent in fiscal 2004. The decrease in the effective tax rate in fiscal 2006 is a result of the favorable resolution of state income tax audits and a decrease in the withholding tax liability on the deemed repatriation of foreign earnings. The increase in the rate in fiscal 2005 reflects the inclusion of the international segment.

Net Earnings (Loss) from Continuing Operations

Net earnings from continuing operations were $151.1 million, or 84 cents per share, for the fiscal year ended February 28, 2006. Net earnings from continuing operations were $64.4 million, or 33 cents per share, for the fiscal year ended February 28, 2005. The net loss from continuing operations was $787,000, or 0 cents per share, for the fiscal year ended February 29, 2004.

The improvement in the net earnings from continuing operations in fiscal 2006 was driven by the domestic segment comparable store sales increase, lower domestic segment payroll and fringe benefit expenses, lower domestic segment store closing costs, lower domestic segment relocation costs and leverage on higher sales levels, partially offset by higher promotional financing costs. The international segment’s results decreased net earnings from continuing operations for fiscal year 2006 by $3.7 million, or 2 cents per share.

The improvement in net earnings from continuing operations in fiscal 2005 was driven by the inclusion of the international segment, increased domestic segment sales, improvements in domestic segment gross profit margin, and lower stock-based compensation expenses, partially offset by higher selling, general and administrative expenses and reduced finance income. The international segment’s results increased net earnings from continuing operations for fiscal year 2005 by $19.7 million, or 10 cents per share.

Net Loss from Discontinued Operations

NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Discontinued domestic segment subsidiaries	$(9.0)	$(4.4)	$—
Bankcard business	—	(1.2)	(90.0)
Divx	—	3.0	1.5

Net loss from discontinued operations	$(9.0)	$(2.7)	$(88.5)

In fiscal 2006, the loss from discontinued operations totaled $9.0 million, which is net of $5.1 million of income taxes, and related to the operations of two domestic segment subsidiaries. One subsidiary, MusicNow, Inc., was sold in October 2005, while the other subsidiary was held for sale at February 28, 2006.

For fiscal 2005, the net loss from discontinued operations totaled $2.7 million and is comprised of $4.4 million, which is net of $2.6 million of income taxes, for the loss from MusicNow; and $1.2 million, which is net of $0.7 million of income taxes, for post-closing adjustments related to the sale of the bankcard operation; partially offset by a gain of $3.0 million, which is net of $1.7 million of income taxes, related to a reduction in the provision for commitments under Divx licensing agreements.

For fiscal 2004, the loss from discontinued operations consists primarily of the $90.0 million loss, which is net of $50.6 million of income taxes, from the bankcard operation, which the company sold to FleetBoston Financial on November 18, 2003. This loss was partially offset by a $1.5 million benefit, which is net of $0.8 million of income taxes, which resulted from a reduced provision for commitments under the Divx licensing agreements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires companies to record compensation expense based on the fair value of employee stock-based compensation awards. The statement also requires that the compensation expense be recognized over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) will be effective for our first quarter of fiscal 2007. We plan to adopt SFAS No. 123(R) using the modified prospective transition method. Effective December 1, 2003, we adopted the fair value based method of accounting for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under SFAS No. 123(R), we will continue to use the

Black-Scholes option-pricing model to estimate the fair value of stock option grants. We do not expect the adoption of SFAS No. 123(R) to have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 includes a legal obligation associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. The provision is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 on February 28, 2006. This interpretation only applied to legal obligations associated with surrendering our leased properties. The impact of adopting FIN 47 was the recognition of additional net assets amounting to $1.5 million; an asset retirement obligation of $5.1 million; and a charge of $3.7 million ($2.4 million, net of tax), which was included in cumulative effect of change in accounting principle in the consolidated statement of operations.

In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during a construction period. FSP No. 13-1 is effective for all interim or annual reporting periods beginning after December 15, 2005. Retrospective application is permitted, but not required. We will adopt FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal 2007. We do not believe the adoption of this new standard will have a significant impact on our financial position, results of operations or cash flows.

Financial Condition

Liquidity and Capital Resources

Operating Activities

We generated net cash of $364.6 million from operating activities in fiscal 2006 and $460.2 million in fiscal 2005, compared with a use of net cash from operating activities of $125.5 million in fiscal 2004.

The generation of cash in fiscal 2006 primarily resulted from our net earnings plus adjustments for non-cash items. There was a $20.3 million increase in merchandise inventory, net of merchandise payable. The increase relates to increased inventory purchases to improve general in-stock levels, support sales in key merchandise categories and correct out-of-stock inventory positions in certain key areas in February and March of 2005. Merchandise payable was 50 percent of merchandise inventory at February 28, 2006, up from 44 percent of merchandise inventory at February 28, 2005.

The generation of cash in fiscal 2005 resulted from net earnings and improved working capital management as domestic segment merchandise inventory levels were reduced from the prior year and merchandise payable increased from the prior year. Merchandise payable was 44 percent of merchandise inventory at February 28, 2005, up from 38 percent of merchandise inventory at February 29, 2004.

Investing Activities

Net cash used in investing activities was $594.0 million in fiscal 2006, $74.5 million in fiscal 2005, and $135.3 million in fiscal 2004. The primary uses of cash in fiscal 2006 were for the purchase of investment securities and property and equipment. In fiscal 2006, net purchases of investment securities were $394.9 million compared with purchases of $125.3 million in fiscal 2005.

Purchases of property and equipment were $254.5 million in fiscal 2006, $269.0 million in fiscal 2005 and $175.8 million in fiscal 2004. Net of proceeds from the sales of property and equipment, which include landlord reimbursements qualifying as sale-leaseback transactions, capital expenditures were $199.1 million in fiscal 2006, $162.7 million in fiscal 2005 and $135.3 million in fiscal 2004. Landlord reimbursements of $7.9 million in fiscal 2006, $11.0 million in fiscal 2005 and $6.2 million in fiscal 2004 are considered tenant improvement allowances and included in cash flows from operating activities on the consolidated statements of cash flows.

In fiscal 2005, we sold our private-label finance operation. Cash proceeds from the sale were $475.9 million. In May 2004, we acquired the operations of InterTAN, Inc., for $259.3 million, net of acquired cash of $30.6 million.

Financing Activities

The board of directors has authorized the repurchase of up to $800 million of common stock. The repurchases may be made from time to time in the open market, with the price to be paid and the timing of purchases at the discretion of management. During fiscal 2006, we repurchased 19.4 million shares at a cost of $338.5 million. During fiscal 2005, we repurchased 19.2 million shares at a cost of $259.8 million. During fiscal 2004, we repurchased 9.3 million shares at a cost of

$84.4 million. Based on the market value of the common stock of $24.48 at March 31, 2006, the remaining $117.3 million authorized would allow for the repurchase of up to approximately 3 percent of the 175 million shares then outstanding.

At February 28, 2006, outstanding debt totaled $81.2 million, compared with $20.8 million at February 28, 2005, and $34.6 million at February 29, 2004. The increase from 2005 to 2006 reflects short-term borrowings in our international segment related to inventory, the addition of store-related capital leases in fiscal 2006 and increased obligations related to our information systems upgrades.

We leased a corporate office building under an operating lease arrangement with a variable interest entity. The adoption of FASB Interpretation No. 46 in fiscal 2004 required us to report the building and related debt on the consolidated balance sheet. In fiscal 2005, we sold the corporate office building and the related debt was repaid.

We have a $500 million revolving credit facility secured by inventory and accounts receivable. This facility is used to support letters of credit and for short-term borrowing needs. Loans primarily bear interest at a spread over LIBOR or at prime. The facility is scheduled to mature in June 2009. The maximum credit extensions, including loans and outstanding letters of credit, permitted under the credit facility on any date are determined by calculating a borrowing base that is a percentage of our eligible inventory and accounts receivable as of the date of the credit extension. If the remaining borrowing availability under the facility falls below $100 million, cash dividends and stock repurchases are limited to an aggregate of $75 million in any fiscal year. In addition, if the remaining borrowing availability under the facility falls below $50 million for five consecutive business days, all proceeds from the sale of inventory must be applied on a daily basis to payment of amounts owed under the facility. The facility has representations and warranties, covenants and events of default that are customary for this type of credit facility. The credit facility provides for a $400 million borrowing limit for the domestic segment and a $100 million borrowing limit for the international segment. At February 28, 2006, we had $22.0 million of short-term borrowings related to our international segment, and outstanding letters of credit were $52.0 million, leaving $426.0 million available for borrowing. At February 28, 2005, we had no short-term borrowings on this facility. At February 28, 2005, outstanding letters of credit were $56.2 million, leaving $443.8 million available for borrowing. We were in compliance with all covenants at February 28, 2006.

Cash, Cash Equivalents and Short-term Investments

At February 28, 2006, we had cash, cash equivalents and short-term investments of $838.0 million compared with $1.00 billion at February 28, 2005, and $783.5 million at February 29, 2004. For fiscal 2006, purchases of investment securities, net of proceeds from maturities, of $394.9 million, stock repurchases of $338.5 million, and purchases of property and equipment, net of proceeds from sales, of $199.1 million were partially offset by net earnings and merchandise payable. For fiscal 2005, cash generated by operating activities, the $475.9 million in cash proceeds received at the closing of the sale of the private-label finance operation and improvements in working capital management were partly offset by acquisition costs for InterTAN of $259.3 million, net of cash acquired, and stock repurchases of $259.8 million.

Our primary sources of liquidity include available cash, borrowing capacity under the credit facility and landlord reimbursements.

Potential uses of cash during fiscal 2007 include

•	capital expenditures, primarily for information technology systems, store relocations, new store construction and existing store updates;

•	payment of dividends;

•	expansion of our Web business;

•	innovation initiatives;

•	repurchases of common stock; and

•	investments or acquisitions that would support the initiatives in our core business.

Capital Expenditures

Capital expenditures, net of total landlord reimbursements, for fiscal 2006 totaled $220 million and included

•	$127 million related to information systems;

•	$59 million related to domestic segment relocations, new store construction and store updates;

•	$22 million related to the international segment; and

•	$12 million related to distribution and other expenses.

Domestic Segment Superstore Revitalization Program

From the beginning of fiscal 2001 through February 28, 2006, we built as new, relocated or fully remodeled 217 stores, net of closings, as part of an overall effort to bring a more contemporary shopping experience to our customers. In addition to new store designs, we have increased inventory levels on the sales floor in virtually all stores to help ensure that customers find complete consumer electronics solutions, including all the accessories they need.

During fiscal 2006, the domestic segment opened 28 Superstores. Ten of the opened stores were relocations and 18 were incremental stores. Expenses related to domestic relocations totaled $7.1 million in fiscal 2006.

During fiscal 2005, the domestic segment opened 59 Superstores and fully remodeled one Superstore. Twenty-eight of the opened stores were relocations and 31 were incremental stores. Expenses related to domestic store relocations and one remodel totaled $41.1 million in fiscal 2005.

As of February 28, 2006, there were 60 stores that had been relocated under our store revitalization program with results available for at least 12 months following their relocation. There were also 73 stores open more than 12 months on February 28, 2006, that were incremental to our overall store base. Of those 73 incremental stores, 48 had been open more than 24 months.

The 60 relocated stores open more than 12 months produced the following results for their 12-month periods after grand opening:

•	an average sales change that was approximately 26 percentage points better than the sales pace of the rest of the store base during the same time periods

•	a return on invested capital, including lease termination and sublease costs on vacated stores, of approximately 11 percent

•	a return on invested capital, excluding lease termination and sublease costs on vacated stores, of approximately 25 percent

The 73 incremental stores open more than 12 months produced a return on invested capital of approximately 15 percent measured at the end of the first 12 months after grand opening. The 48 incremental stores open more than 24 months produced a return on invested capital of approximately 18 percent measured at the end of the second 12 months after grand opening.

We remain committed to our store revitalization strategy. As we build stores, we are committed to selecting superior real estate, and so, the mix of new versus relocated stores opened in any one year will depend upon the availability of sites that we expect would meet or exceed our performance hurdles.

Contractual Obligations

CONTRACTUAL OBLIGATIONS AT FEBRUARY 28, 2006

(Amounts in millions)	Total	1 Year	2 to 3 Years	4 to 5 Years	After 5 Years
Contractual obligations:
Operating leases(b)	$4,428.7	$370.6	$736.3	$710.4	$2,611.4
Capital leases(a,b)	39.0	3.7	8.0	3.6	23.7
Financing lease obligations(a)	12.1	0.5	1.4	1.0	9.2
Other debt(a)	8.1	3.0	5.1	—	—
Interest payments	71.0	7.8	14.0	12.4	36.8
Other contractual obligations(c)	83.0	53.8	29.2	—	—

Total	$4,641.9	$439.4	$794.0	$727.4	$2,681.1

(a)	See Note 10 to the consolidated financial statements.
(b)	See Note 12 to the consolidated financial statements.
(c)	Other contractual obligations include commitments related to outsourcing and information technology programs.

CarMax, Inc., a former subsidiary engaged in the auto superstore business, currently operates 23 of its sales locations pursuant to leases under which we are the primary obligor. We entered into these leases on behalf of CarMax, so that they could take advantage of the favorable economic terms available to us as a large retailer. In conjunction with the separation of CarMax, we have assigned each of these leases to CarMax, but we remain contingently liable under the leases. In recognition of our ongoing contingent liability, CarMax paid a $28.4 million special dividend to us at the time of the separation in fiscal 2003. At February 28, 2006, the future minimum fixed lease obligations on these 23 leases totaled $398.8 million and are included in operating leases in the preceding table.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements at February 28, 2006.

Fiscal 2007 Outlook

We expect to generate the following results in fiscal 2007:

•	consolidated net sales growth of 7 percent to 11 percent, including domestic segment comparable store sales growth of 5 percent to 7 percent

•	earnings from continuing operations before income taxes (EBT) as a percentage of sales of 2.0 percent to 2.4 percent

The outlook also includes the following expectations:

•	depreciation and amortization expense of approximately $180 million

•	incremental expenses related to investments in information systems, multi-channel capabilities and innovation activities that will total approximately 100 basis points as a percentage of consolidated sales

•	the addition of 22 to 24 incremental Superstores, 10 to 12 Superstore relocations and two Superstore remodels

•	expenses of $34 million related to domestic segment store revitalization activities including Superstore relocations, remodels and refreshes

•	stock-based compensation expenses of approximately $35 million

•	consolidated income tax rate applicable to continuing operations of 37.2 percent

•	reduction in net-owned inventory

We anticipate that capital expenditures, net of landlord reimbursements, for our domestic and international segments will total approximately $280 million in fiscal 2007. Of the fiscal 2007 estimate,

•	$153 million relates to information systems;

•	$99 million relates to store activities including new store locations, relocations, remodels, store refresh and category reset activities;

•	$17 million relates to distribution and other expenditures; and

•	$11 million relates to the international segment.

During fiscal 2007, we expect to invest in a number of standards-based systems to replace the proprietary information systems that we currently use. We expect to complete the implementation of our new point-of-sale system by the end of the fiscal year. We will also begin the implementation of our merchandising systems transformation, which includes a series of systems modules that will benefit our merchandising, supply chain and marketing teams. Once completed, the transformation will give us next generation systems that should

•	improve our infrastructures and the flow of information,

•	be easier and less costly to maintain and

•	facilitate cross-functional communication.

For real estate, we have applied a portfolio filter to our geographic markets, classifying each in terms of relative importance to the company. In the markets that management has deemed most important, we expect to make proportionally larger investments, both in terms of new stores as well as refreshing existing stores. Where we refresh stores, we will update the store interior and exterior for consistent logos, signage, lighting and flooring. We also expect to do some remodeling to the interior of older format stores.

Assumptions

The fiscal 2007 outlook is based on the following assumptions:

•	continued sales growth in key product areas including flat panel televisions, notebook computers, digital imaging and portable digital audio players, as well as related accessories and services

•	continued growth in Web-originated sales

•	store traffic relatively unchanged from the prior year, improvements in sales conversion rate and favorable average dollars per ticket trend

•	return to profitability in the international segment

•	increased sales from domestic segment new store openings, relocations, store refreshes and category resets

•	continued improvement in the customer experience that increases the close rate

•	enhanced customer-encountered in-stock levels

•	stable competitive and macroeconomic environments

Forward-Looking Statements

The provisions of the Private Securities Litigation Reform Act of 1995 provide companies with a “safe harbor” when making forward-looking statements. This “safe-harbor” encourages companies to provide prospective information about their companies without fear of litigation. We wish to take advantage of the “safe harbor” provisions of the Act. Our statements that are not historical facts, including statements about management’s expectations for fiscal 2007 and beyond, are forward-looking statements and involve various risks and uncertainties. In most cases, you can identify our forward-looking statements by words such as “expect,” “believe,” “should,” “may,” “plan,” “will” or similar words.

Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. The retail industry and the specialty retail industry, in particular, are dynamic by nature and have undergone significant changes in recent years. Our ability to anticipate and successfully respond to the continuing challenges of our industry is key to achieving our expectations. Important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements include

•	changes in the amount and degree of competition, pricing and promotional pressure exerted by current competitors and potential new competition from competitors using either similar or alternative methods or channels of distribution such as the Internet, telephone shopping services and mail order;

•	changes in general economic conditions including, but not limited to, financial market performance, consumer credit availability, interest rates, inflation, personal discretionary spending levels, trends in consumer retail spending, both in general and in our product categories, unemployment and consumer sentiment about the economy in general;

•	the level of consumer response to new products or product features in the merchandise categories we sell and changes in our merchandise sales mix;

•	the impact of new products and product features on the demand for existing products and the pricing and profit margins associated with the products we sell;

•	significant changes in retail prices for products we sell;

•	changes in availability or cost of financing for working capital and capital expenditures, including financing to support development of our business;

•	the lack of availability or access to sources of inventory or the loss or disruption in supply from one of our major suppliers;

•	the impact of inventory and supply chain management initiatives on inventory levels and profitability;

•	our inability to liquidate excess inventory should excess inventory develop;

•	failure to successfully implement sales and profitability improvement programs for our Circuit City Superstores, including our store revitalization plan;

•	our ability to continue to generate strong sales growth through our direct sales channel and to generate sales and margin growth through expanded service offerings;

•	the availability of appropriate real estate locations for relocations and new stores;

•	the cost and timeliness of new store openings and relocations;

•	consumer reaction to new store locations and changes in our store design and merchandise;

•	our ability and the ability of Chase Card Services to successfully market and promote the third party credit card program being offered by Chase Card Services;

•	the extent to which customers respond to promotional financing offers and the types of promotional terms we offer;

•	our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;

•	the impact of initiatives relating to upgrading merchandising, marketing and information systems on revenue and margin and the costs associated with these investments

•	changes in production or distribution costs or costs of materials for our advertising;

•	effectiveness of our advertising and marketing programs for increasing consumer traffic and sales;

•	the successful implementation of our customer service initiatives;

•	the imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to us, the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws;

•	failure to successfully implement sales and profitability improvement programs for our international segment;

•	the timely production and delivery of private-label merchandise and level of consumer demand for those products;

•	reduced investment returns or other changes relative to the assumptions for our pension plans that impact our pension expense;

•	changes in our anticipated cash flow;

•	whether, when and in what amounts share repurchases may be made under our stock buyback program;

•	adverse results in significant litigation matters, including the RadioShack litigation;

•	customer acceptance of the re-branded company-owned stores and dealer outlets in Canada;

•	currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies;

•	the regulatory and trade environment in the U.S. and Canada;

•	the disruption of global, national or regional transportation systems;

•	the occurrence of severe weather events or natural disasters which could significantly damage or destroy stores or prohibit consumers from traveling to our retail locations, especially during the peak holiday shopping season; and

•	the successful execution of the initiatives to achieve revenue growth and increase gross profit margin underlying our projected 2007 results as discussed under “Fiscal 2007 Outlook” in MD&A.

We believe our forward-looking statements are reasonable. However, undue reliance should not be placed on forward-looking statements, which are based on current expectations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in the U.S./Canadian currency exchange rates as they relate to inventory purchases and the translation of our international segment’s financial results.

Inventory Purchases

A portion of InterTAN’s purchases are from vendors requiring payment in U.S. dollars. Accordingly, there is risk that the value of the Canadian dollar would fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN’s management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders; exchange rates, including forecasts from major financial institutions; local news; and other economic factors. At February 28, 2006, U.S. dollar open purchase orders totaled approximately $18.7 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $1.9 million for those orders. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, to the degree commercially feasible.

Translation of Financial Results

Because we translate our international segment’s financial results from Canadian dollars to U.S. dollars, fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results. We do not hedge against the possible impact of this risk. A 10 percent adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

Item 8. Financial Statements and Supplementary Data.

Circuit City Stores, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended February 28 or 29
(Amounts in thousands except per share data)	2006	%	2005	%	2004	%
NET SALES	$11,597,686	100.0	$10,469,548	100.0	$9,857,057	100.0
Cost of sales, buying and warehousing	8,766,754	75.6	7,901,435	75.5	7,573,049	76.8

GROSS PROFIT	2,830,932	24.4	2,568,113	24.5	2,284,008	23.2
Finance income	—	—	5,564	0.1	32,693	0.3
Selling, general and administrative expenses	2,583,625	22.3	2,461,695	23.5	2,281,663	23.1
Stock-based compensation expense	26,908	0.2	19,139	0.2	38,658	0.4

OPERATING INCOME (LOSS)	220,399	1.9	92,843	0.9	(3,620)	—
Interest income	21,826	0.2	14,404	0.1	6,582	0.1
Interest expense	3,143	—	4,451	—	4,202	—

Earnings (loss) from continuing operations before income taxes	239,082	2.1	102,796	1.0	(1,240)	—
Income tax provision (benefit)	87,970	0.8	38,440	0.4	(453)	—

NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	151,112	1.3	64,356	0.6	(787)	—
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(9,013)	(0.1)	(2,698)	—	(88,482)	(0.9)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	(2,353)	—	—	—	—	—

NET EARNINGS (LOSS)	$139,746	1.2	$61,658	0.6	$(89,269)	(0.9)

Weighted average common shares:
Basic	177,456		193,466		205,865

Diluted	180,653		196,227		205,865

EARNINGS (LOSS) PER SHARE:
Basic:
Continuing operations	$0.85		$0.33		$—
Discontinued operations	$(0.05)		$(0.01)		$(0.43)
Cumulative effect of change in accounting principle	$(0.01)		$—		$—
Net earnings (loss)	$0.79		$0.32		$(0.43)
Diluted:
Continuing operations	$0.84		$0.33		$—
Discontinued operations	$(0.05)		$(0.01)		$(0.43)
Cumulative effect of change in accounting principle	$(0.01)		$—		$—
Net earnings (loss)	$0.77		$0.31		$(0.43)

See accompanying notes to consolidated financial statements.

Circuit City Stores, Inc.

CONSOLIDATED BALANCE SHEETS

	At February 28
(Amounts in thousands except share data)	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$315,970	$879,660
Short-term investments	521,992	125,325
Accounts receivable, net of allowance for doubtful accounts	220,869	230,605
Merchandise inventory	1,698,026	1,455,170
Deferred income taxes	29,598	31,194
Income tax receivable	5,571	—
Prepaid expenses and other current assets	41,315	23,203

TOTAL CURRENT ASSETS	2,833,341	2,745,157
Property and equipment, net of accumulated depreciation	839,356	726,940
Deferred income taxes	97,889	79,935
Goodwill	223,999	215,884
Other intangible assets, net of accumulated amortization	30,372	31,331
Other assets	44,087	40,763

TOTAL ASSETS	$4,069,044	$3,840,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Merchandise payable	$850,359	$635,674
Expenses payable	202,300	170,629
Accrued expenses and other current liabilities	464,511	433,110
Accrued income taxes	75,909	75,183
Short-term debt	22,003	—
Current installments of long-term debt	7,248	888

TOTAL CURRENT LIABILITIES	1,622,330	1,315,484
Long-term debt, excluding current installments	51,985	19,944
Accrued straight-line rent and deferred rent credits	256,120	242,001
Accrued lease termination costs	79,091	90,734
Other liabilities	104,885	91,920

TOTAL LIABILITIES	2,114,411	1,760,083

Commitments and contingent liabilities [NOTES 12, 13, 14 AND 17]
STOCKHOLDERS’ EQUITY:
Common stock, $0.50 par value; 525,000,000 shares authorized; 174,789,390 shares issued and outstanding (188,150,383 in 2005)	87,395	94,075
Capital in excess of par value	458,211	721,038
Retained earnings	1,364,740	1,239,714
Accumulated other comprehensive income	44,287	25,100

TOTAL STOCKHOLDERS’ EQUITY	1,954,633	2,079,927

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,069,044	$3,840,010

See accompanying notes to consolidated financial statements.

Circuit City Stores, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 28 or 29
(Amounts in thousands)	2006	2005	2004
OPERATING ACTIVITIES:
Net earnings (loss)	$139,746	$61,658	$(89,269)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities of continuing operations:
Net loss from discontinued operations	9,013	2,698	88,482
Depreciation expense	160,642	151,620	197,607
Amortization expense	3,197	2,262	—
Stock-based compensation expense	24,386	18,305	37,579
Loss (gain) on dispositions of property and equipment	2,370	(206)	7,500
Provision for deferred income taxes	(14,328)	(116,455)	(35,618)
Cumulative effect of change in account principle	2,353	—	—
Other	(1,726)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	12,672	(61,601)	(63,486)
Retained interests in securitized receivables	—	32,867	(186,537)
Merchandise inventory	(232,300)	158,660	(107,520)
Prepaid expenses and other current assets	(17,341)	6,946	(3,923)
Other assets	(3,211)	3,816	12,553
Merchandise payable	212,050	28,798	(49,607)
Expenses payable	40,921	52,071	(42,280)
Accrued expenses and other current liabilities, and accrued income taxes	43,184	55,305	90,040
Other long-term liabilities	(17,032)	63,494	18,966

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	364,596	460,238	(125,513)

INVESTING ACTIVITIES:
Proceeds from the sale of the private-label finance operation	—	475,857	—
Acquisitions, net of cash acquired of $30,615	—	(262,320)	—
Purchases of property and equipment	(254,523)	(269,035)	(175,769)
Proceeds from sales of property and equipment	55,421	106,369	40,427
Purchases of investment securities	(1,409,760)	(125,325)	—
Sales and maturities of investment securities	1,014,910	—	—

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(593,952)	(74,454)	(135,342)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	75,984	12,329	—
Principal payments on short-term borrowings	(55,923)	(14,182)	—
Proceeds from long-term debt	1,032	—	—
Principal payments on long-term debt	(1,829)	(28,008)	(1,458)
Other financing arrangements	(22,540)	—	—
Repurchases of common stock	(338,476)	(259,832)	(84,353)
Issuances of common stock	38,038	27,156	11,391
Dividends paid	(12,844)	(13,848)	(14,660)
Redemption of preferred share purchase rights	(1,876)	—	—

NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(318,434)	(276,385)	(89,080)

DISCONTINUED OPERATIONS [REVISED—SEE NOTE 1]:
Operating cash flows	(9,538)	(8,641)	45,275
Investing cash flows	(8,017)	(6,585)	203,461

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(17,555)	(15,226)	248,736

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,655	2,016	—

(Decrease) increase in cash and cash equivalents	(563,690)	96,189	(101,199)
Cash and cash equivalents at beginning of year	879,660	783,471	884,670

CASH AND CASH EQUIVALENTS AT END OF YEAR	$315,970	$879,660	$783,471

See accompanying notes to consolidated financial statements.

Circuit City Stores, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Capital In Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total
(Amounts in thousands except per share data)	Shares	Amount
BALANCE AT MARCH 1, 2003 [NOTE 1]	209,955	$104,977	$965,551	$1,295,833	$—	$2,366,361
Net loss and comprehensive loss	—	—	—	(89,269)	—	(89,269)
Repurchases of common stock	(9,266)	(4,633)	(79,720)	—	—	(84,353)
Compensation for stock awards	—	—	37,579	—	—	37,579
Exercise of common stock options	1,369	685	11,843	—	—	12,528
Shares issued under stock incentive plans	2,546	1,273	(1,273)	—	—	—
Tax effect from stock issued	—	—	(10,595)	—	—	(10,595)
Cancellation of restricted stock	(705)	(352)	(785)	—	—	(1,137)
Cash dividends—common stock ($0.07 per share)	—	—	—	(14,660)	—	(14,660)

BALANCE AT FEBRUARY 29, 2004	203,899	101,950	922,600	1,191,904	—	2,216,454
Comprehensive income:
Net earnings	—	—	—	61,658	—	61,658
Other comprehensive income, net of taxes:
Foreign currency translation adjustment (net of deferred taxes of $13,707)	—	—	—	—	25,100	25,100

Comprehensive income						86,758
Repurchases of common stock	(19,163)	(9,582)	(250,250)	—	—	(259,832)
Compensation for stock awards	—	—	18,305	—	—	18,305
Exercise of common stock options	3,489	1,745	26,761	—	—	28,506
Shares issued under stock incentive plans	723	361	(486)	—	—	(125)
Tax effect from stock issued	—	—	(1,564)	—	—	(1,564)
Cancellation of restricted stock	(798)	(399)	(826)	—	—	(1,225)
Shares issued in acquisition of InterTAN, Inc.	—	—	6,498	—	—	6,498
Cash dividends—common stock ($0.07 per share)	—	—	—	(13,848)	—	(13,848)

BALANCE AT FEBRUARY 28, 2005	188,150	94,075	721,038	1,239,714	25,100	2,079,927
Comprehensive income:
Net earnings	—	—	—	139,746	—	139,746
Other comprehensive income, net of taxes:
Foreign currency translation adjustment (net of deferred taxes of $11,316)	—	—	—	—	19,500	19,500
Minimum pension liability adjustment (net of deferred taxes of $182)	—	—	—	—	(313)	(313)

Comprehensive income						158,933
Repurchases of common stock	(19,396)	(9,698)	(328,778)	—	—	(338,476)
Compensation for stock awards	—	—	24,386	—	—	24,386
Exercise of common stock options	3,830	1,915	36,752	—	—	38,667
Shares issued under stock incentive plans	4,422	2,211	(2,463)	—	—	(252)
Tax effect from stock issued	—	—	6,973	—	—	6,973
Cancellation of restricted stock	(2,217)	(1,108)	303	—	—	(805)
Redemption of preferred share purchase rights	—	—	—	(1,876)	—	(1,876)
Cash dividends—common stock ($0.07 per share)	—	—	—	(12,844)	—	(12,844)

BALANCE AT FEBRUARY 28, 2006	174,789	$87,395	$458,211	$1,364,740	$44,287	$1,954,633

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

Description of Business: Circuit City Stores, Inc. is a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. The company has two reportable segments: its domestic segment and its international segment.

The domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in Circuit City stores in the United States and via the Web at www.circuitcity.com. At February 28, 2006, the company’s domestic segment operated 626 Superstores and 5 other stores in 158 U.S. media markets.

The international segment, which is comprised of the operations of InterTAN, Inc., is primarily engaged in the business of selling private-label and brand-name consumer electronics in Canada. On May 12, 2004, the company acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed its acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. In addition to giving Circuit City a greater product-sourcing capability and the ability to accelerate the offering of private-label merchandise to its customers, the acquisition of InterTAN gave the company its first presence in the Canadian market. The international segment’s headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada under the trade names The Source By Circuit CitySM, Rogers Plus® and Battery Plus®. At February 28, 2006, the international segment conducted business through 954 retail stores and dealer outlets, which consisted of 540 company-owned stores, 300 dealer outlets, 93 Rogers Plus® stores and 21 Battery Plus® stores. The international segment also operates a Web site at www.thesource.ca.

In accordance with the Amending Agreement dated March 27, 2004, between Rogers Wireless Inc. (“Rogers”) and InterTAN Canada Ltd., Rogers has notified InterTAN that they do not intend to continue the existing arrangement with respect to InterTAN’s operation of the Rogers Plus® stores after December 31, 2006. At February 28, 2006, InterTAN operated 93 Rogers Plus® stores. Under the Amending Agreement, Rogers will pay to InterTAN, among other amounts, in each of 2007, 2008 and 2009 an amount equal to the average of the annual volume rebate attributable to the Rogers Plus® stores paid to InterTAN in 2005 and 2006. Exit costs related to the transition are expected to be inconsequential. InterTAN is exploring various strategic options with Rogers while working on transition arrangements.

InterTAN, Inc. is involved in ongoing litigation with RadioShack Corporation. As a result of this litigation, the international segment re-branded most of its company-owned stores and dealer outlets to The Source By Circuit CitySM in fiscal 2006. The brand transition costs were incurred in fiscal 2006 and totaled $29.9 million and primarily related to advertising and the write-down of RadioShack® inventory. See Note 14 for a discussion of the litigation.

The company sold one domestic segment subsidiary in fiscal 2006 and held another domestic segment subsidiary for sale at February 28, 2006. Results from these subsidiaries are presented as results from discontinued operations on the consolidated statements of operations.

On May 25, 2004, the company completed the sale of its private-label finance operation, comprised of its private-label and co-branded Visa credit card programs, to Chase Card Services. Results from the private-label finance operation are included in finance income on the consolidated statements of operations. The company entered into a consumer credit card program agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers. The company is compensated under the program agreement primarily based on the number of new accounts opened less promotional financing costs that exceed a negotiated base amount. The net results from the program agreement are included in net sales on the consolidated statements of operations.

On November 18, 2003, the company completed the sale of its bankcard finance operation, which included Visa and MasterCard credit card receivables and related cash reserves. Results from the bankcard finance operation are presented as results from discontinued operations.

Reclassifications and Adjustments: During fiscal 2006, the company identified errors in previously issued financial statements. Management evaluated the impact of the errors in the consolidated financial statements for previously reported periods, on the current fiscal year and on earnings trends. Based upon the evaluation, management concluded the errors and the corrections of such errors are not material to the company’s financial statements taken as a whole and corrected the errors in the fourth quarter of fiscal 2006. As a result, the company recognized an after-tax reduction in net earnings of $3.2 million during the fourth quarter of fiscal 2006 that relates primarily to benefits recognized in the first three quarters of fiscal 2006 for the estimated non-redemption of the rewards feature on the Circuit City Rewards Credit Card. The company also recognized an after-tax benefit of $0.4 million during the fourth quarter of fiscal 2006 to correct errors in lease accounting and for other matters in the consolidated financial statements for fiscal years 2004 and 2005. In addition, the company revised prior year consolidated financial statements for corrections of errors related to lease accounting and for other matters. The impact, which the company believes is inconsequential, resulted in a $7.5 million reduction to retained earnings at March 1, 2003. Immaterial amounts previously reported incorrectly as rent expense have been reclassified to interest expense on the fiscal 2005 and 2004 consolidated statements of operations, and the related financing lease obligation has been reclassified from accrued straight-line rent and deferred rent credits to long-term debt on the consolidated balance sheets.

To improve presentation and comparability, amounts previously reported in the consolidated financial statements have been reclassified to conform to current-year presentation. The company reclassified items previously classified as accounts payable to merchandise payable; expenses payable; accrued expenses and other current liabilities; and accounts receivable. For fiscal 2005, the impact to merchandise payable was an increase of $644.0 million; the impact to expenses payable was an increase of $175.9 million; the impact to accrued expenses and other current liabilities was an increase of $199.4 million; and the impact to accounts receivable was an increase of $57.6 million. The company reclassified interest income from selling, general and administrative expenses to a separate line item on the consolidated statements of operations the effect of which was inconsequential.

The company disclosed separately the operating activities and investing activities of the cash flows attributable to its discontinued operations. In prior periods, this activity was reported as a single amount of cash used in or provided by discontinued operations on the consolidated statements of cash flows.

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

Revenue Recognition: The company recognizes revenue from the sale of merchandise at the time a customer takes possession of the merchandise. The company recognizes service revenue at the time the service is provided, the sales price is fixed or determinable, and collectibility is reasonably assured. The company sells gift cards and records related deferred revenue at the time of sale. Amounts billed to customers for shipping and handling are included in revenue.

The domestic segment sells extended warranty contracts that provide repair and/or replacement coverage exceeding that offered under traditional manufacturers’ warranties. Because unrelated third parties are the primary obligors under these contracts, commission revenue for the unrelated-third-party extended warranty plans is recognized at the time of sale. For the international segment, the company is the primary obligor for its extended warranty programs. Accordingly, extended warranty revenue is deferred at point of sale and recognized as revenue over the life of the contract.

An allowance has been established for estimated sales returns.

Sales Incentives: The company offers sales incentives, such as discounts and rebates, that entitle customers to a reduction in the price of a product or service. For sales incentives in which the company is the obligor, the reduction in revenue is recognized when the sale is recorded. The company offers rewards points for purchases using the Circuit City private-label or Visa credit card. The value of points earned through the rewards card is included in accrued expenses and other current liabilities on the consolidated balance sheets and recorded as a reduction to revenue at the time the points are earned.

Cost of Sales, Buying and Warehousing and Selling, General and Administrative Expenses: The primary costs classified in each major expense category include:

Cost of Sales, Buying and Warehousing	Selling General and Administrative Expenses

•      Total cost of merchandise sold including:

—     Cost of transportation of merchandise from vendors to the company’s stores;

—     Vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products;

•      Cost of services performed;

•      Physical inventory losses;

•      Markdowns;

•      Merchandising costs;

•      Customer shipping and handling expenses; and

•      Operating costs of the company’s service and distribution centers.

•      Payroll and fringe benefit costs for store and corporate Associates;

•      Occupancy costs of store and corporate facilities;

•      Depreciation related to store and corporate assets;

•      Advertising;

•      Vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products;

•      Costs related to relocating and remodeling store locations;

•      Professional service fees; and

•      Other administrative costs, such as credit card service fees, supplies, and bad debt.

Vendor Allowances: The company receives cash consideration from vendors, including volume incentives and reimbursements for specific costs such as price protection and advertising, through a variety of programs. Most vendor allowances are recognized as a reduction to cost of sales, buying and warehousing when the related product is sold or other conditions of the allowances are met. Cash consideration received as part of programs that represents a reimbursement of specific, incremental, identifiable direct costs incurred by the company to promote the vendors’ products is reported as a reduction to expense in the period in which the costs are incurred.

Store Opening Expenses: Non-capital expenditures for store openings primarily include advertising and payroll costs and are expensed as incurred.

Advertising Expenses: Advertising costs, primarily consisting of print and television advertisements, are expensed the first time the advertisement runs and are included in selling, general and administrative expenses on the consolidated statements of operations. Advertising expenses, net of specific vendor advertising reimbursements, were $431.8 million in fiscal 2006, $365.8 million in fiscal 2005 and $328.4 million in fiscal 2004.

Stock-Based Compensation: The company sponsors various stock incentive plans. The company uses the fair value-based method of accounting for stock-based compensation. Accordingly, the company values stock options using the Black-Scholes option valuation model and recognizes expense over the options’ vesting periods.

For restricted stock, the market value at the grant date is expensed over the restriction periods. The vesting of certain restricted stock awards may accelerate if the company achieves operating profit margin targets. The expense related to the performance-based awards is recognized based on the likelihood of management achieving the performance targets.

Net Earnings Per Share: Basic net earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted net earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding.

Foreign Currency Translation: The local currency of the international segment, the Canadian dollar, is its functional currency. For reporting purposes, international segment assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income and expense items are translated using monthly average exchange rates. The effects of exchange rate changes on the translation of the net assets of the international segment are included as a component of stockholders’ equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses on the consolidated statements of operations.

Fair Value of Financial Instruments: The carrying values of the company’s cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt approximate fair value.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and highly liquid debt securities with original maturities of three months or less. All cash and cash equivalents were available for general corporate purposes at February 28, 2006, and February 28, 2005.

Short-Term Investments: As part of its cash management program, the company maintains a portfolio of marketable investment securities. The securities primarily include variable rate demand notes that are classified as available-for-sale securities and commercial paper and treasury notes that are classified as held-to-maturity securities. The variable rate demand notes are long-term instruments maturing through 2045; however, the interest rates are reset approximately every seven days, at which time the securities can be sold. Accordingly, the securities are classified as current assets on the consolidated balance sheets. The commercial paper and treasury notes have an investment grade and a term to earliest maturity of three to 12 months. The marketable investment securities are carried at cost, which approximates fair value.

Securitizations: Prior to the sale of the private-label finance operation, the company entered into securitization transactions to finance credit card receivables originated by its finance operation. These transactions were accounted for as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The changes in fair value of retained interests were included in finance income on the consolidated statements of operations.

Merchandise Inventory: Inventory is comprised of finished goods held for sale and is stated at the lower of cost or market value. Cost is determined by the average cost method. The company estimates the realizable value of inventory based on assumptions about forecasted consumer demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding consumer demand and market conditions are inaccurate or unexpected changes in technology affect demand, the company could be exposed to losses in excess of amounts recorded.

The company’s inventory loss reserve represents estimated physical inventory losses that have occurred since the last physical inventory date. Independent physical inventory counts are taken on a regular basis to ensure that the inventory reported in the consolidated financial statements is accurately stated. During the interim period between physical inventory counts, the company reserves for anticipated physical inventory losses on a location-by-location basis.

Property and Equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Property held under capital leases is stated at the lower of the present value of the future minimum lease payments at the inception of the lease or market value and is depreciated on a straight-line basis over the lease term. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the expected lease term.

The company capitalizes external direct costs of materials and services used in the development of internal-use software and payroll and payroll-related costs for Associates directly involved in the development of internal-use software. Once capitalized software is available for use, it is included in furniture, fixtures and equipment and depreciated on a straight-line basis over a period of three to seven years.

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

Accrued Straight-Line Rent: Some of the company’s leases contain rent escalations, which are based on either scheduled and specified escalations of the minimum rent or a change in an index that may be completely unrelated to the use of the underlying leased property, such as a multiple of the change in the Consumer Price Index. The company recognizes rent expense for leases that include scheduled and specified escalations of the minimum rent on a straight-line basis over the base term of the lease. Any difference between the straight-line rent amount and the amount payable under the lease is included in accrued straight-line rent and deferred rent credits on the consolidated balance sheets.

Landlord Reimbursements: The company conducts a substantial portion of its business in leased properties. The company constructs stores on both owned and leased land and may receive reimbursement from a landlord for the cost of the structure. These transactions are evaluated under sale-leaseback accounting, and in cases where substantial funding is received, the transaction qualifies as a sale. Any gain or loss from the transaction is deferred and amortized as rent expense on a straight-line basis over the base term of the lease. The deferred gain is included in accrued straight-line and deferred rent credits, and the deferred loss is included in other assets on the consolidated balance sheets.

In cases where reimbursement from a landlord results in substantial under-funding of costs incurred for the construction of the building, the company is deemed to have continuing involvement and the transaction qualifies as a financing under sale-leaseback accounting. The landlord reimbursement is considered a financing and is included in long-term debt on the consolidated balance sheets. The interest on the financing lease obligations is recognized as interest expense using the interest method over the base term of the lease.

In instances where the company leases an existing structure, reimbursement from a landlord for tenant improvements is classified as an incentive and included in accrued straight-line rent and deferred rent credits on the consolidated balance sheets. The deferred rent credit is amortized as rent expense on a straight-line basis over the base term of the lease.

Accrued Lease Termination Costs: When the company commits to a plan to close or relocate a store, distribution center or service center, estimates of the depreciable lives of fixtures, equipment and leasehold improvements to be abandoned are revised to reflect the use of the assets over their shortened useful lives. At a location’s cease use date, the future lease payments and related costs, from the date of closure to the end of the remaining lease term, net of contractual or estimated sublease rental income is recorded in selling, general and administrative expenses on the consolidated statements of operations. The liability for accrued lease termination costs is discounted using a credit-adjusted risk-free rate of interest. The company evaluates these assumptions each quarter and adjusts the liability accordingly. The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities on the consolidated balance sheets. The non-current portion of accrued lease termination costs is presented separately on the consolidated balance sheets.

Accumulated Other Comprehensive Income: Accumulated other comprehensive income is comprised primarily of foreign currency translation adjustments and is recorded net of deferred income taxes directly as a component of stockholders’ equity.

Risks and Uncertainties: The company is a leading specialty retailer of brand-name consumer electronics, personal computers, entertainment software, and related services. The diversity of the company’s products, customers and geographic operations reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or markets. During fiscal 2006, the domestic segment’s five largest suppliers accounted for approximately 42 percent of merchandise purchased. The major suppliers were Sony, Hewlett-Packard, Panasonic, Samsung and Toshiba. The international segment’s five largest suppliers accounted for approximately 47 percent of its merchandise purchased and were Motorola Cellular, Acer America Corp., Rogers Wireless Communications, Panasonic Canada, Inc. and Ingram Micro Canada.

The international segment has 122 employees, or approximately 3 percent of its employees, who are represented by a union. These 122 employees are located in the international segment’s distribution center in Barrie, Ontario, Canada. The terms of a three-year collective bargaining agreement ending in April 2009 were ratified with these employees.

3.    ACQUISITION

On May 12, 2004, the company acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed its acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. This acquisition was accounted for using the purchase method. Accordingly, the company recorded the net assets at their estimated fair values and included operating results in the consolidated financial statements since May 12, 2004. The company allocated the purchase price to the acquired assets and liabilities using available information. The purchase price allocation included goodwill of $185.4 million and identifiable intangible assets of $28.0 million. Goodwill is not deductible for tax purposes. The identifiable intangible assets consist of contract-based intangibles and are amortized on a straight-line basis over their estimated useful lives. See Note 9 and Note 20 for additional discussion.

Selected unaudited pro forma financial information assuming the acquisition had been consummated at the beginning of fiscal 2004 is as follows:

	(Unaudited)
	Years Ended February 28 or 29
(Amounts in millions except per share data)	2005 Pro Forma	2004 Pro Forma
Net sales	$10,548.9	$10,321.0
Net earnings from continuing operations	$64.6	$5.5
Net earnings per share from continuing operations	$0.33	$0.03

4.    FINANCE INCOME

Finance income includes the results from the company’s private-label finance operation through May 25, 2004, the date the company completed the sale of the operation.

Components of pretax finance income were as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2005	2004
Securitization income	$28.1	$120.9
Less: Payroll and fringe benefit expenses	7.6	29.5
Other direct expenses	14.9	58.7

Finance income	$5.6	$32.7

Securitization income primarily is comprised of the gain on the sale of the credit card receivables generated by the company’s private-label finance operation, income from the retained interests in the securitized receivables and income related to servicing the securitized receivables, as well as the impact of increases or decreases in the fair value of the retained interests.

5.    NET EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the denominators used in the net earnings (loss) per share calculations.

	Years Ended February 28 or 29
(Shares in millions)	2006	2005	2004
Weighted average common shares	177.5	193.5	205.9
Dilutive potential common shares:
Options	2.7	2.2	—
Restricted stock	0.5	0.5	—

Weighted average common shares and potentially dilutive common equivalent shares	180.7	196.2	205.9

The fiscal 2006 and fiscal 2005 computations of potentially dilutive common equivalent shares excluded certain options to purchase shares of common stock because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For fiscal 2004, no options or restricted stock were included in the calculation of diluted net loss per share because the company reported a loss from continuing operations. Shares excluded were as follows:

	At February 28 or 29
(Shares in millions)	2006	2005	2004
Options to purchase common stock	5.2	6.1	17.8
Restricted stock	—	—	1.6

6.    SHORT-TERM INVESTMENTS

The company’s marketable investment securities primarily include variable rate demand notes, commercial paper and treasury notes. These securities are carried at cost which approximates fair value due to their highly liquid nature.

The following table presents the estimated fair value of the company’s investment securities.

	At February 28
(Amounts in millions)	2006	2005
Available-for-sale securities:
Variable rate demand notes	$400.3	$—
Held-to-maturity securities:
Commercial paper	121.1	25.0
Treasury notes	—	99.8
Trading securities	0.6	0.5

Total	$522.0	$125.3

7.    SECURITIZATIONS

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

The company funded its MasterCard and non-co-branded Visa credit card receivables through a similar securitization program prior to the sale of its bankcard finance operation to FleetBoston Financial in November 2003. See Note 18 for discussion of the discontinued bankcard operation.

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

The following table summarizes cash flows received from and paid to the securitization trusts.

Year Ended February 29
(Amounts in millions)	2004
Proceeds from new securitizations	$500.6
Proceeds from collections reinvested in previous credit card securitizations	$1,785.9
Servicing fees received	$30.3
Other cash flows received on retained interests*	$131.9

*This amount represents cash flows received from retained interests other than servicing fees.

Gains on sales of receivables sold to the securitization trusts were $47.7 million for fiscal 2004.

8.    PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, is summarized as follows:

	At February 28
(Amounts in millions)	2006	2005
Land	$27.9	$28.8
Buildings (up to 25 years)	259.5	265.2
Construction in progress	142.7	68.4
Furniture, fixtures and equipment (1 to 8 years)	933.7	832.6
Leasehold improvements (up to 15 years)	619.9	618.0
Capital leases, primarily buildings (14 to 27 years)	32.7	6.5
Other	2.4	—

	2,018.8	1,819.5
Less accumulated depreciation	1,179.4	1,092.6

Property and equipment, net	$839.4	$726.9

Capitalized interest totaled $5.0 million for fiscal 2006, $2.9 million for fiscal 2005 and $1.1 million for fiscal 2004.

The net book values of assets under capital leases are summarized as follows:

	At February 28
(Amounts in millions)	2006	2005
Buildings	$26.0	$6.5
Furniture, fixtures and equipment	6.7	—

	32.7	6.5
Less accumulated depreciation	4.5	2.9

Assets under capital leases, net	$28.2	$3.6

Depreciation expense for assets under capital leases was $1.6 million during fiscal 2006, $0.3 million during fiscal 2005, and $0.2 million during fiscal 2004.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reportable segment were as follows:

(Amounts in millions)	Domestic Segment	International Segment	Total
Balance at February 29, 2004	$—	$—	$—
Goodwill resulting from acquisitions	3.1	188.4	191.5
Increase due to foreign currency translation	—	24.4	24.4

Balance at February 28, 2005	3.1	212.8	215.9
Goodwill resulting from acquisitions	9.4	—	9.4
Purchase price adjustments	—	(7.1)	(7.1)
Decrease due to impairment	(9.0)	—	(9.0)
Decrease due to dispositions	(0.3)	—	(0.3)
Increase due to foreign currency translation	—	15.1	15.1

Balance at February 28, 2006	$3.2	$220.8	$224.0

The gross amounts and accumulated amortization of other intangible assets were as follows:

	At February 28, 2006		At February 28, 2005
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
Dealer-relationship contracts	$15.9	$1.4	$14.6	$0.6
Vendor contract	12.2	2.1	11.2	0.8
Employment and non-compete agreements	6.1	2.4	5.6	0.9
Other	1.7	0.2	2.9	0.7
Non-amortizing intangible asset:
Intangible asset related to minimum pension liability	0.6	—	—	—

Total	$36.5	$6.1	$34.3	$3.0

Estimated amortization expense for the next five fiscal years is $8.7 million in 2007, $2.9 million in 2008, $1.4 million in 2009, $1.4 million in 2010, and $1.4 million in 2011. These amortization expense estimates are subject to fluctuations in foreign currency exchange rates.

10.    DEBT

The company has a $500 million revolving credit facility secured by inventory and accounts receivable. This facility is used to support letters of credit and for short-term borrowing needs. Loans primarily bear interest at a spread over LIBOR or at prime. The facility is scheduled to mature in June 2009. The maximum credit extensions, including loans and outstanding letters of credit, permitted under the credit facility on any date are determined by calculating a borrowing base that is a percentage of the company’s eligible inventory and accounts receivable as of the date of the credit extension. If the remaining borrowing availability under the facility falls below $100 million, cash dividends and stock repurchases are limited to an aggregate of $75 million in any fiscal year. In addition, if the remaining borrowing availability under the facility falls below $50 million for five consecutive business days, all proceeds from the sale of inventory must be applied on a daily basis to payment of amounts owed under the facility. The facility has representations and warranties, covenants and events of default that are customary for this type of credit facility. The credit facility provides for a $400 million borrowing limit for the domestic segment and a $100 million borrowing limit for the international segment. At February 28, 2006, the international segment had $22.0 million of short-term borrowings at an interest rate of 5.25 percent. At February 28, 2006, outstanding letters of credit were $52.0 million, leaving $426.0 million available for borrowing. At February 28, 2005, the company had no short-term borrowings on this facility, and outstanding letters of credit were $56.2 million, leaving $443.8 million available for borrowing.

Long-term debt is summarized as follows:

	At February 28
(Amounts in millions)	2006	2005
Obligations under capital leases, payable in varying installments through January 2021	$39.0	$12.4
Financing lease obligations, payable in varying installments through January 2021	12.1	8.4
Other	8.1	—

Total long-term debt	59.2	20.8
Less current installments	7.2	0.9

Long-term debt, excluding current installments	$52.0	$19.9

Other debt represents a financing obligation for services purchased totaling $8.1 million at an interest rate of 5.95 percent. The financing obligation has a term of 36 months and is scheduled to mature in December 2008. The financing obligation contains customary representations, warranties and covenants as well as events of default.

The maturities of long-term debt for the next five years are as follows:

(Amounts in millions) Fiscal Year	Capital Leases	Financing Lease Obligations	Other
2007	$3.7	$0.5	$3.0
2008	$4.5	$0.7	$2.7
2009	$3.7	$0.8	$2.4
2010	$2.0	$0.6	$—
2011	$1.8	$0.5	$—

11.    INCOME TAXES

The earnings (loss) from continuing operations before income taxes were as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
U.S. earnings (loss)	$237.2	$64.3	$(1.2)
Foreign earnings	1.9	38.5	—

Earnings (loss) from continuing operations before income taxes	$239.1	$102.8	$(1.2)

Total income taxes provided on earnings (loss) were allocated as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Continuing operations	$88.0	$38.4	$(0.5)
Discontinued operations	(5.1)	(1.6)	(49.8)
Change in accounting principle	(1.3)	—	—

Total income tax provision (benefit)	$81.6	$36.8	$(50.3)

The components of income tax provision (benefit) on earnings (loss) from continuing operations were as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Current:
Federal	$94.0	$132.6	$33.9
Foreign	(0.1)	14.4	—
State	8.4	7.9	1.2

	102.3	154.9	35.1

Deferred:
Federal	(13.9)	(112.3)	(34.4)
Foreign	(0.3)	(0.1)	—
State	(0.1)	(4.1)	(1.2)

	(14.3)	(116.5)	(35.6)

Income tax provision (benefit)	$88.0	$38.4	$(0.5)

The company files a consolidated federal income tax return for its U.S. operations. The company has not provided for U.S. deferred income taxes or foreign withholding taxes on pre-acquisition earnings of its foreign subsidiaries because the company deems these earnings to be permanently reinvested. If these pre-acquisition earnings were not considered permanently reinvested, an additional deferred income tax liability of $6.6 million would have been provided. The company intends to repatriate post-acquisition earnings of its foreign subsidiaries.

The American Jobs Creation Act of 2004 provides a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction, provided certain criteria are met. The company determined that it would not benefit from the dividend received deduction.

The effective income tax rate applicable to results from continuing operations differed from the federal statutory income tax rate as follows:

	Years Ended February 28 or 29
	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.0	2.5	(1.1)
Non-deductible meals and entertainment	0.1	0.2	(28.5)
Non-deductible contributions	—	—	(3.3)
Resolution of prior year taxes	—	—	10.3
Taxes on foreign income that differ from the federal statutory rate	(0.1)	1.5	—
Change in statutory rate of deferred tax (liability) asset	(0.4)	(0.7)	2.8
Federal and state tax credits	(0.2)	(0.7)	21.3
Other	0.4	(0.4)	—

Effective income tax rate	36.8%	37.4%	36.5%

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities from continuing operations were as follows:

	At February 28
(Amounts in millions)	2006	2005
Deferred tax assets:
Accrued liabilities	$77.4	$78.0
Stock-based compensation	39.7	36.6
Merchandise inventory	–	1.9
Accrued straight-line rent and deferred rent credits	99.8	95.5
Deferred revenue	14.1	7.5
Tax credit and net operating loss carryforwards	3.7	–
Foreign tax credits	2.2	5.9
Other	2.3	1.1

Gross deferred tax assets	239.2	226.5
Valuation allowance	(2.2)	(5.9)

Total deferred tax assets	$237.0	$220.6

Deferred tax liabilities:
Depreciation and amortization	63.3	80.5
Merchandise inventory	5.2	–
Prepaid pension and other prepaid expenses	16.0	15.3
Foreign currency translation adjustment	25.0	13.7

Total deferred tax liabilities	109.5	109.5

Net deferred tax asset	$127.5	$111.1

Deferred tax assets and liabilities were included in the balance sheets as follows:

	February 28
(Amounts in millions)	2006	2005
Current deferred tax assets in excess of liabilities	$29.6	$31.2
Non-current deferred tax assets in excess of liabilities	97.9	79.9

Net deferred tax asset	$127.5	$111.1

Deferred income taxes include a deferred tax asset associated with foreign tax credits created by the international segment of $2.2 million as of February 28, 2006, and $5.9 million as of February 28, 2005. Due to the uncertainty regarding the realization of this tax benefit, management has provided a full valuation allowance against the deferred tax asset. The changes in the deferred tax asset and the corresponding valuation allowance during fiscal 2006 were primarily a result of the loss from Canadian operations and foreign currency fluctuations. Based on the company’s historical and expected future taxable earnings, management believes it is more likely than not the company will realize the benefit of the existing deferred tax assets, net of the valuation allowance, at February 28, 2006.

During fiscal 2006, the company recognized a deferred tax asset of $11.4 million related to the net operating losses and alternative minimum tax credits associated with the acquisition of InterTAN. Recognition of this deferred tax asset resulted in a reduction to goodwill of $11.4 million. As of February 28, 2006, the company had approximately $2.4 million of alternative minimum tax credits and $3.6 million of net operating loss carryforwards. The net operating loss carryforwards expire from fiscal 2019 to fiscal 2024. The alternative minimum tax credits do not expire.

12.    LEASE COMMITMENTS

The company conducts a substantial portion of its business in leased premises. The initial terms of these leases generally range up to 20 years with varying renewal options. In addition to base rent, these lease agreements provide that the company pay real estate taxes, common area maintenance, insurance, operating expenses, and in some instances, percentage rents on sales volumes in excess of defined amounts.

For leases that include scheduled and specified escalations of the minimum rent, the company recognizes the related rent expense on a straight-line basis over the base term of the lease. Any difference between the straight-line rent amount and the amount payable under the lease is included in accrued straight-line rent and deferred rent credits on the consolidated balance sheets. At February 28, 2006, accrued straight-line rent was $123.7 million. At February 28, 2005, accrued straight-line rent was $127.7 million.

Rent expense for operating leases on active stores, offices and equipment that is included in selling, general and administrative expenses is summarized as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Minimum rentals	$321.6	$317.8	$286.2
Rentals based on sales volume	1.2	0.5	0.1

Total rent expense	$322.8	$318.3	$286.3

In addition, the company incurs rental costs related to its service and distribution operations that are included in cost of sales, buying and warehousing. These costs were $20.8 million in fiscal 2006, $21.9 million in fiscal 2005, and $25.0 million in fiscal 2004.

The company constructs stores on both owned and leased land and may receive reimbursement from a landlord for the cost of the structure. These transactions are evaluated under sale-leaseback accounting, and in cases where substantial funding is received, the transaction qualifies as a sale. Any gain or loss from the transaction is deferred and amortized as rent expense on a straight-line basis over the base term of the lease. The deferred gain is included in accrued straight-line rent and deferred rent credits, and the deferred loss is included in other assets on the consolidated balance sheets. The deferred loss included in other assets was $12.0 million at February 28, 2006 and $10.9 million at February 28, 2005. The deferred gain included in accrued straight-line rent and deferred rent credits was $90.0 million at February 28, 2006 and $84.1 million at February 28, 2005.

In instances where the company leases an existing structure, reimbursement from a landlord for tenant improvements is classified as an incentive and included in accrued straight-line rent and deferred rent credits on the consolidated balance sheets. The deferred rent credit is amortized as rent expense on a straight-line basis over the base term of the lease. The incentives included in accrued straight-line rent and deferred rent credits were $42.4 million at February 28, 2006 and $30.1 million at February 28, 2005.

Future minimum lease obligations, excluding taxes, insurance and common area maintenance, as of February 28, 2006, are as follows:

(Amounts in millions) Fiscal Year	Capital Lease Commitments	Operating Lease Commitments	Operating Sublease Income
2007	$8.4	$370.6	$34.3
2008	8.9	370.7	34.1
2009	7.7	365.6	32.8
2010	5.8	360.9	32.3
2011	5.5	349.5	31.3
After 2011	46.0	2,611.4	262.8

Total minimum lease payments	82.3	$4,428.7	$427.6

Less amounts representing interest	43.3

Present value of net minimum lease payments	39.0
Less current installments of obligations under capital leases	3.7

Obligations under capital leases excluding current installments	$35.3

CarMax, Inc., a former subsidiary, currently operates 23 of its sales locations pursuant to leases under which the company is the primary obligor. In conjunction with the separation of CarMax, the company assigned each of these operating leases to CarMax. CarMax paid a special dividend of $28.4 million to Circuit City Stores, Inc. in recognition of the company’s continuing contingent liability on the leases related to these CarMax locations. At February 28, 2006, the future minimum fixed lease obligations on these 23 leases totaled $398.8 million. Amounts presented within the above table reflect the company’s operating lease commitments on these leases and the corresponding sublease income associated with these CarMax locations.

The company acts as a lessor for several properties that it has never occupied or used in its operations. These properties are located adjacent to active properties of the company. The initial terms of these leases are generally five years with varying renewal options. Most leases provide that the lessee pay taxes, maintenance, insurance and operating expenses applicable to the premises.

13.    ACCRUED LEASE TERMINATION COSTS

At a location’s cease use date, estimated lease termination costs to close a store, distribution center or service center are recorded in selling, general and administrative expenses on the consolidated statements of operations. The calculation of accrued lease termination costs includes future minimum lease payments, taxes, insurance and maintenance costs from the date of closure to the end of the remaining lease term. The calculation also includes estimated sublease income, net of tenant improvement allowances and broker fees. The liability for lease termination costs is discounted using a credit-adjusted risk-free rate of interest. The company evaluates these assumptions each quarter and adjusts the liability accordingly.

The accrual for lease termination costs for the domestic segment includes the following activity:

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Accrued lease termination costs at beginning of year	$128.2	$91.8	$60.8
Provisions for closed locations	7.9	70.5	59.4
Changes in assumptions about future sublease income and terminations	18.3	4.9	(1.4)
Reversals of accruals for locations returned to operation	(5.4)	—	(4.9)
Interest accretion	9.5	11.3	4.6
Cash payments, net of cash received, on subleased locations	(48.5)	(50.3)	(26.7)

Accrued lease termination costs at end of year	110.0	128.2	91.8
Less current portion of accrued lease termination costs	30.9	37.5	29.6

Non-current portion of accrued lease termination costs	$79.1	$90.7	$62.2

The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities, and the non-current portion is presented separately on the consolidated balance sheets.

14.    CONTINGENT LIABILITIES

In the normal course of business, the company is involved in various legal proceedings. Based upon the company’s evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the company’s financial condition, liquidity or results of operations.

After Circuit City’s March 31, 2004 announcement of its agreement to acquire InterTAN, RadioShack Corporation asserted early termination of its licensing and other agreements with InterTAN. On April 5, 2004, RadioShack filed suit against InterTAN, and amended that suit on April 27, 2004 and February 4, 2005 (the “RadioShack Litigation”). InterTAN disputes the termination scenarios alleged by RadioShack and is vigorously defending against those claims. The parties argued a RadioShack motion for partial summary judgment on February 3, 2005. On March 24, 2005, the court issued an order on that motion stating that the agreements were terminated no later than December 31, 2004. Under the ruling, InterTAN’s rights under the agreements expired June 30, 2005.

Circuit City continues to believe that RadioShack is not entitled to early termination of the agreements, that InterTAN has substantial defenses to the RadioShack claims and that RadioShack has breached the agreements by seeking early termination. There are several motions currently pending with the court, including a motion to reconsider prior rulings. InterTAN intends to continue vigorously defending the claims and exercise its rights under the agreements, as well avail itself of any and all appeal rights. Circuit City believes that the outcome of this litigation will not have a material adverse effect on the company’s financial condition or results of operations.

15.    CAPITAL STOCK

(A) Shareholder Rights Plan: In conjunction with the company’s shareholder rights plan as amended and restated, preferred share purchase rights were distributed as a dividend at the rate of one right for each share of common stock. The rights were exercisable only upon the attainment of, or the commencement of a tender offer to attain, a specified ownership interest in the company by a person or group. In February 2004, the company’s board of directors voted to terminate the company’s shareholder rights plan effective May 1, 2005. In April 2005, the company’s board of directors ordered the redemption of all outstanding preferred share purchase rights under the shareholder rights plan. On May 15, 2005, the company paid a redemption price equal to one cent per share of the company’s common stock to shareholders of record at the close of business on May 1, 2005. The preferred share purchase rights terminated on May 1, 2005.

(B) Preferred Stock: The company has 2.0 million shares of undesignated preferred stock authorized of which no shares are outstanding.

(C) Common Stock Repurchased: The company’s board of directors has authorized the repurchase of up to $800 million of common stock, of which $117.3 million remained available at March 31, 2006. The company repurchased 19.4 million shares of common stock at a cost of $338.5 million during fiscal 2006. The company repurchased 19.2 million shares of common stock at a cost of $259.8 million during fiscal 2005. The company repurchased 9.3 million shares of common stock at a cost of $84.4 million during fiscal 2004. Through February 28, 2006, the company had repurchased 47.8 million shares of common stock at a cost of $682.7 million.

16.    STOCK-BASED INCENTIVE PLANS

Under the company’s stock-based incentive plans, nonqualified stock options, restricted stock, restricted stock units and other equity-based awards may be granted to management, key employees and non-employee directors. The exercise price for nonqualified options must be equal to, or greater than, the market value at the date of grant. Options generally are exercisable over a period of one year to 10 years from the date of grant. At February 28, 2006, 5.0 million shares of common stock were available for future grants of options, restricted stock or restricted stock units. The number of shares available for grant at February 28, 2005, was 1.9 million shares of common stock.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended February 28 or 29
	2006	2005	2004
Expected dividend yield	0.4%	0.6%	1.1%
Expected stock volatility	61%	64%	76%
Risk-free interest rates	4%	4%	3%
Expected lives (in years)	5	4	5

Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted was $8.77 per share in fiscal 2006, $6.63 per share in fiscal 2005 and $3.58 per share in fiscal 2004.

Compensation expense from continuing operations arising from stock option grants as determined using the Black-Scholes fair value option model was $13.1 million in fiscal 2006, $18.7 million in fiscal 2005 and $24.2 million in fiscal 2004 and is included in stock-based compensation expense on the consolidated statements of operations.

The company’s stock option activity is summarized in Table 1. Table 2 summarizes information about stock options outstanding as of February 28, 2006.

TABLE 1	Fiscal 2006		Fiscal 2005		Fiscal 2004
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	16,602	$14.96	17,829	$14.31	17,622	$15.44
Granted	2,543	$16.80	3,109	$12.60	4,426	$6.43
InterTAN acquisition grants	—	$—	1,128	$6.01	—	$—
Exercised	(3,834)	$10.10	(3,489)	$8.17	(1,369)	$9.15
Cancelled	(1,202)	$17.33	(1,975)	$12.24	(2,850)	$11.54

Outstanding at end of year	14,109	$16.41	16,602	$14.96	17,829	$14.31

Options exercisable at end of year	9,965	$17.25	10,627	$17.71	10,351	$17.36

TABLE 2	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.12 to 6.81	768	5.2	$5.67	370	$5.69
7.40 to 7.59	976	7.3	$7.40	976	$7.40
8.30 to 9.02	1,747	3.1	$8.32	1,746	$8.32
9.32 to 11.95	496	6.0	$10.47	247	$10.06
12.17 to 13.07	1,331	8.3	$12.31	497	$12.27
14.05 to 15.42	869	3.8	$14.44	828	$14.43
15.63 to 17.93	2,707	9.2	$16.59	124	$15.66
18.24 to 23.48	4,117	2.4	$23.43	4,079	$23.46
25.83 to 27.21	1,098	1.3	$27.20	1,098	$27.20

Total	14,109	5.0	$16.41	9,965	$17.25

(B) Restricted Stock and Restricted Stock Units: Under the company’s stock incentive plans, shares of restricted stock are granted in the name of an employee or a non-employee director, who has all the rights of a shareholder, including the right to receive dividends, subject to certain restrictions and possible forfeitures. Restrictions on the stock awards generally expire two years to four years from the grant date. The market value is expensed over the restriction periods and included in stock-based compensation expense on the consolidated statements of operations.

Total restricted stock awards of 4.3 million shares of common stock with a weighted average fair value of $17.20 were granted in fiscal 2006. A portion of these awards is performance-based shares that are eligible for accelerated vesting if the company achieves operating profit margin targets for fiscal 2007, fiscal 2008 and fiscal 2009. If vesting is not accelerated, the shares vest on July 1, 2009. Total restricted stock awards of 0.4 million shares with a weighted average fair value of $12.68 were granted in fiscal 2005. Total restricted stock awards of 2.5 million shares with a weighted average fair value of $7.82 were granted in fiscal 2004.

Compensation expense related to restricted stock awards was $10.5 million in fiscal 2006. In fiscal 2004 and fiscal 2005, the company issued performance-based shares, which are considered restricted stock awards. The vesting of these shares was based on the company achieving operating profit margin targets for fiscal 2006. During the fourth quarter of fiscal 2005, management determined that it was unlikely the performance targets related to these performance-based shares would be met. Accordingly, the company reversed the related compensation expense of $6.5 million that had been recorded life-to-date as of November 30, 2004. Of this amount, $3.4 million was recorded in fiscal 2004 and $3.1 million was recorded in fiscal 2005. As a result of the reversal, compensation expense related to restricted stock was a benefit of $1.6 million in fiscal 2005. Compensation expense related to restricted stock awards was $11.4 million in fiscal 2004. As of February 28, 2006, 3.7 million restricted shares of common stock were outstanding.

The company also issues restricted stock units. Restricted stock units are granted in the name of an employee or a non-employee director. Once granted, restricted stock units may be eligible for dividends but have no voting rights. The restricted stock units are redeemed for company stock once the vesting period and any applicable deferral restrictions have been satisfied. If these restricted stock units are forfeited or cancelled, the shares reserved for the restricted stock units are available for granting. A total of 48,130 restricted stock units with a weighted average fair value of $16.62 was granted in fiscal 2006. A total of 0.1 million restricted stock units with a weighted average fair value of $13.62 was granted in fiscal 2005. A total of 0.1 million restricted stock units with a weighted average fair value of $7.66 was granted in fiscal 2004. The cost of grants, as determined by the market prices of the common stock at the grant dates, is recognized over the vesting period, generally three years, and is included in stock-based compensation expense on the consolidated statements of operations. Compensation expense related to restricted stock units was $0.7 million in fiscal 2006, $1.4 million in fiscal 2005, and $2.0 million in fiscal 2004.

(C) Phantom Stock Program: In fiscal 2006, the company issued phantom stock units through a long-term incentive program. The employee does not receive rights of a shareholder, nor is any stock transferred. The units will be paid out in cash at the end of the two year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense on the consolidated statement of operations. A total of 0.3 million units was granted in fiscal 2006. Compensation expense related to these units was $1.7 million in fiscal 2006.

(D) Employee Stock Purchase Plan: The company has an employee stock purchase plan for all domestic employees meeting certain eligibility criteria. Under the plan, eligible employees may, subject to certain limitations, purchase shares of common stock. The company matches $0.15 for each $1.00 contributed by employees. Purchases are limited to 10 percent of an employee’s eligible compensation, up to a maximum of $13,000 per year. The company has authorized 18.5 million shares of common stock for purchase under the plan. Certain officers of the company may by written consent increase the maximum number of shares of the company’s common stock that may be purchased under the plan as they deem necessary to accommodate cumulative purchases of common stock for any calendar year. However, the officers may not increase the number of shares reserved for issuance under the plan by more than 1 percent of the number of shares of common stock outstanding as of December 31st of the previous calendar year. If not terminated earlier by the company’s board of directors, the plan will terminate at the earlier of (1) the last business day of any month that participating employees become entitled to purchase a number of shares of common stock greater than the number of shares remaining unpurchased out of the total number of shares that may be purchased under the plan, or (2) June 1, 2014. At February 28, 2006, a total of 1.6 million shares remained available under the plan. During fiscal 2006, 0.4 million shares of common stock were issued to or purchased on the open market on behalf of employees. During fiscal 2005, 0.5 million shares of common stock were issued to or purchased on the open market on behalf of employees. During fiscal 2004, 1.0 million shares of common stock were issued to or purchased on the open market on behalf of employees. The average price per share of common stock purchased under the plan was $18.34 in fiscal 2006, $13.85 in fiscal 2005 and $9.31 in fiscal 2004. The company match totaled $0.9 million in fiscal 2006, $0.8 million in fiscal 2005 and $1.1 million in fiscal 2004 and is included in stock-based compensation expense on the consolidated statements of operations.

17.    EMPLOYEE BENEFITS PLANS

A) Pension Plans: The company’s domestic segment has a noncontributory defined benefit pension plan that was frozen as of February 28, 2005, except for employees who (i) were within three years of their early retirement date or normal retirement date; (ii) had reached their early or normal retirement date; or (iii) were permanently disabled before March 1, 2005. As a result, all employees affected by the plan freeze retain any benefits accumulated to the effective date, but are no longer eligible to increase their benefit.

The company also has an unfunded nonqualified benefit restoration plan that restored retirement benefits for domestic segment senior executives who were affected by Internal Revenue Code limitations on benefits provided under the company’s pension plan. The benefit restoration plan was frozen as of February 28, 2005, and will provide benefits for participants who, as of that date, were within 10 years of attaining their early retirement date or normal retirement date. The impact of freezing these plans was a curtailment charge of $1.1 million in the fiscal year ended February 28, 2005.

On December 22, 2005, the benefit restoration plan was amended to allow W. Alan McCollough to elect to receive a lump-sum payment following his retirement. Mr. McCollough will receive additional age and service credit under the benefit restoration plan, which is expected to result in Mr. McCollough receiving the maximum benefit payable under the plan, an estimated incremental benefit on a lump-sum payment basis of approximately $1.8 million. This $1.8 million was expensed during the fourth quarter of fiscal 2006 and is included in selling, general and administrative expenses on the consolidated statement of operations.

The company uses the last day of its fiscal year as a measurement date for determining pension plan assets and obligations. The change in projected benefit obligation, change in plan assets and reconciliation of funded status for the plans were as follows:

	At February 28
(Amounts in millions)	2006	2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$242.7	$261.9
Service cost	2.8	14.0
Interest cost	13.8	15.6
Actuarial loss(a)	16.8	0.8
Benefits paid	(4.6)	(6.2)
Special termination benefits	1.8	—
Curtailments	—	(43.4)

Projected benefit obligation at end of year	$273.3	$242.7

Change in plan assets:
Fair value of plan assets at beginning of year	$226.9	$194.3
Actual return on plan assets	29.8	20.3
Employer contributions	0.5	18.5
Benefits paid	(4.6)	(6.2)

Fair value of plan assets at end of year	$252.6	$226.9

Reconciliation of funded status:
Funded status	$(20.7)	$(15.8)
Unrecognized actuarial loss	29.9	26.0
Unrecognized prior service cost	0.8	1.0

Net prepaid asset recognized	$10.0	$11.2

(a) Actuarial loss for fiscal 2006 results primarily from changes in mortality assumptions and from the change in the discount rate from 5.75 percent to 5.65 percent.

The net prepaid asset recognized is included in the consolidated balance sheets as follows:

	At February 28
(Amounts in millions)	2006	2005
Prepaid pension asset, included in other assets	$25.7	$24.3
Benefit restoration liability, included in other liabilities	(16.8)	(13.1)
Intangible asset, included in other intangible assets	0.6	—
Accumulated other comprehensive income	0.3	—
Deferred income taxes on minimum pension liability	0.2	—

Net prepaid asset recognized	$10.0	$11.2

Net pension expense is included in cost of sales, buying and warehousing and selling, general and administrative expenses on the consolidated statements of operations. The components of net pension expense for the plans were as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Service cost	$2.8	$14.0	$15.9
Interest cost	13.8	15.6	13.3
Expected return on plan assets	(18.0)	(16.4)	(14.6)
Recognized prior service cost	0.2	0.5	0.5
Recognized actuarial loss	1.1	5.0	3.3
Special termination benefits	1.8	—	—
Loss due to curtailment	—	1.1	—

Net pension expense	$1.7	$19.8	$18.4

Benefit obligations are determined using assumptions at the end of each fiscal year and are not impacted by the expected rate of return on plan assets. The weighted average assumptions used in computing the benefit obligations for the plans were as follows:

	At February 28
	2006	2005
Weighted average discount rate	5.65%	5.75%
Rate of increase in compensation levels	5.00%	5.00%

Net pension expense is determined using assumptions at the beginning of each fiscal year. The weighted average assumptions used in computing net pension expense for the plans were as follows:

	At February 28 or 29
	2006	2005	2004
Weighted average discount rate	5.75%	6.00%	6.60%
Rate of increase in compensation levels	5.00%	5.00%	5.00%
Expected rate of return on plan assets	8.25%	8.25%	8.25%

The percentage composition of assets held by the pension plan was as follows:

	At February 28
	2006	2005
Domestic equity	74%	69%
International equity	22	18
Cash and cash equivalents	—	10
Other	4	3

Total	100%	100%

The plan’s overall investment objective is to provide a long-term return that, along with company contributions, is expected to meet future benefit payment requirements. The company engages a third party to advise the company on both asset allocations and individual fund managers. At February 28, 2006, the plan’s target asset allocation was 75 percent domestic equity, 20 percent international equity and 5 percent other. The plan’s target allocation is determined by taking into consideration the amounts and timing of projected liabilities, the company’s funding policies and expected returns on various asset classes. To develop the expected long-term rate of return on assets, the company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocations. Plan assets did not include any shares of the company’s common stock at February 28, 2006, or February 28, 2005.

The company did not make a contribution to the defined benefit pension plan during fiscal 2006. Company contributions to the defined benefit pension plan were $18.0 million in fiscal 2005 and $5.0 million in fiscal 2004. No contributions are required during fiscal 2007 under applicable law for this pension plan. However, the company intends to make any contributions necessary to meet ERISA minimum funding standards and will make additional contributions as needed to ensure that the fair value of plan assets at February 28, 2007, exceeds the accumulated benefit obligation. The company does not expect to make a contribution in fiscal 2007. The accumulated benefit obligation for the defined benefit pension plan was $248.2 million at February 28, 2006, and $220.4 million at February 28, 2005.

The expected benefit payments of the pension plan for the next 10 fiscal years are as follows:

Fiscal Year	(Amounts in millions)
2007	$4.0
2008	$4.4
2009	$4.9
2010	$5.6
2011	$6.4
2012 through 2016	$49.0

The accumulated benefit obligation under the benefit restoration plan was $16.8 million at February 28, 2006, and $13.6 million at February 28, 2005. Company contributions to the benefit restoration plan were $0.5 million in fiscal 2006 and in fiscal 2005, and $0.3 million in fiscal 2004. A contribution of $5.1 million, which is equal to the expected benefit payments, is expected to be made to this plan during fiscal 2007.

The expected benefit payments of the benefit restoration plan for the next 10 years are as follows:

Fiscal Year	(Amounts in millions)
2007	$5.1
2008	$0.6
2009	$0.7
2010	$0.7
2011	$0.8
2012 through 2016	$4.4

(B) 401 (k) Plan and Registered Retirement Savings Plan: The company sponsors a 401(k) plan for domestic segment employees meeting certain eligibility criteria. Under the plan, eligible employees can contribute up to 40 percent of their eligible compensation up to the annual limit designated by the Internal Revenue Service. Effective January 1, 2005, the company adopted a safe harbor matching formula for the plan. The company matches $1.00 for each $1.00 contributed by an employee on the first 3 percent of an employee’s eligible compensation, and $0.50 for each $1.00 on the next 2 percent of an employee’s eligible compensation. Prior to January 1, 2005, the company matched $0.25 for each $1.00 contributed by an employee up to 5 percent of an employee’s eligible compensation. The company’s expense for this plan was $9.4 million in fiscal 2006, $3.6 million in fiscal 2005 and $2.7 million in fiscal 2004 and is included in cost of sales, buying and warehousing and selling, general and administrative expenses on the consolidated statements of operations.

The company sponsors a group registered retirement savings plan for all international segment employees, under which full-time and qualifying part-time employees with at least 12 months service may join the plan and contribute up to 3 percent of their salaries. Employee contributions are matched dollar for dollar by the company. Both employee and employer contributions are invested in a broad range of investment options. After membership in the plan for 12 months, an employee may elect to contribute up to an additional 2 percent of his salary to the plan, which is also matched dollar for dollar by the company. These additional contributions are also invested in a broad range of investment options. The company’s expense for this plan was $0.8 million in fiscal 2006 and $0.6 million in fiscal 2005 and is included in selling, general and administrative expenses on the consolidated statements of operations.

18.    DISCONTINUED OPERATIONS

(A) Domestic Segment Subsidiaries: The company sold one domestic segment subsidiary, MusicNow, Inc., in fiscal 2006 and held another domestic segment subsidiary for sale at February 28, 2006. For fiscal 2006, the loss from discontinued operations for these two domestic segment subsidiaries totaled $9.0 million, which is net of $5.1 million of income taxes. The net loss from discontinued operations for fiscal 2006 includes an after-tax charge of $4.9 million for the loss on the disposal of MusicNow and the write-down to fair value less cost to sell for the subsidiary held for sale. For fiscal 2005, the loss from MusicNow was $4.4 million, which is net of $2.6 million of income taxes.

(B) Bankcard Operation: On November 18, 2003, the company completed the sale of its bankcard finance operation to FleetBoston Financial. For fiscal 2005, the loss from the discontinued bankcard operation totaled $1.2 million, which is net of $0.7 million of income taxes, and is comprised of post-closing adjustments related to the sale of the bankcard operation. For fiscal 2004, the loss from the discontinued bankcard operation totaled $90.0 million, which is net of $50.6 million of income taxes. These results include bankcard-related income generated by a subsidiary that provided reinsurance and indemnification related to credit protection products sold by the finance operation.

(C) Divx: In fiscal 2000, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations. The provision for commitments under licensing agreements was reduced $4.6 million in fiscal 2005, reducing accrued expenses and other current liabilities related to the former Divx operations to zero on the consolidated balance sheet at February 28, 2005. This reduction benefited the fiscal 2005 net loss from discontinued operations by $3.0 million. The provision for commitments under licensing agreements was reduced $2.3 million in fiscal 2004. This reduction benefited the fiscal 2004 net loss from discontinued operations by $1.5 million. The company has no further commitments related to the Divx operation.

19.    SEGMENT INFORMATION

The company has two reportable segments: its domestic segment and its international segment. The company identified these segments based on its management reporting structure and the nature of the products and services offered by each segment. The domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in the United States. The international segment is primarily engaged in the business of selling private-label and brand-name consumer electronics products in Canada.

Prior to the second quarter of fiscal 2005, the company had another reportable segment, its finance operation. The company completed the sale of its private-label finance operation, comprised of its private-label and Visa co-branded credit card programs, to Chase Card Services on May 25, 2004. Results from the private-label finance operation are included in finance income on the consolidated statements of operations. See Note 4 for additional discussion of finance income. The company has entered into an arrangement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers and providing credit card services to all cardholders. The net results from that arrangement are included in net sales on the consolidated statements of operations and are included in the domestic segment.

Revenue by reportable segment and the reconciliation to the consolidated statements of operations were as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Domestic segment	$10,974.0	$10,014.6	$9,857.1
International segment(a)	623.7	454.9	—
Finance operation	—	28.1	120.9

Total revenues	11,597.7	10,497.6	9,978.0
Less: securitization income(b)	—	28.1	120.9

Net sales	$11,597.7	$10,469.5	$9,857.1

(a)	The international segment’s revenue is included from May 12, 2004, when Circuit City acquired a controlling interest in InterTAN, Inc.
(b)	Securitization income is included in finance income, which reflects the results of the finance operation and is reported separately from net sales on the consolidated statements of operations.

The net earnings (loss) from continuing operations by reportable segment and the reconciliation to the consolidated statements of operations were as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Domestic segment	$154.8	$41.1	$(21.5)
International segment(a)	(3.7)	19.8	—
Finance operation	—	3.5	20.7

Net earnings (loss) from continuing operations	$151.1	$64.4	$(0.8)

(a)	The international segment’s net (loss) earnings from continuing operations are included from May 12, 2004, when Circuit City acquired a controlling interest in InterTAN, Inc.

Total assets by reportable segment and the reconciliation to the consolidated balance sheets were as follows:

	At February 28 or 29
(Amounts in millions)	2006	2005	2004
Domestic segment	$3,594.4	$3,405.3	$3,181.6
International segment	474.6	434.7	—
Finance operation	—	—	601.3

Total assets	$4,069.0	$3,840.0	$3,782.9

Goodwill and other intangible assets, net of accumulated amortization, by reportable segment were as follows:

	At February 28 or 29
(Amounts in millions)	2006	2005	2004
Domestic segment	$5.3	$5.3	$—
International segment	249.1	241.9	—

Goodwill and other intangible assets, net	$254.4	$247.2	$—

Depreciation and amortization by reportable segment were as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Domestic segment	$149.3	$143.9	$197.6
International segment	14.5	10.0	—

Total depreciation and amortization	$163.8	$153.9	$197.6

Purchases of property and equipment by reportable segment were as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Domestic segment	$231.9	$259.8	$175.8
International segment	22.6	9.2	—

Total purchases of property and equipment	$254.5	$269.0	$175.8

Interest income by reportable segment was as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Domestic segment	$21.3	$14.1	$6.6
International segment	0.5	0.3	—

Total interest income	$21.8	$14.4	$6.6

20.    SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

The following table summarizes supplemental cash flow information.

	Years Ended February 28 or 29
(Amounts in millions)	2006	2005	2004
Cash paid during the year for:
Interest	$6.8	$4.9	$5.4
Income taxes	$94.2	$152.8	$36.3
Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$26.2	$2.8	$—
Non-cash capital expenditures	$20.2	$—	$—
Asset acquired from variable interest entity	$—	$—	$12.6
Liability assumed from variable interest entity	$—	$—	$12.6
Reduction of liability related to the discontinued Divx operation	$—	$4.6	$2.3
Acquisition of InterTAN:
Fair value of assets acquired:
Cash and cash equivalents	$—	$30.6	$—
Merchandise inventory	—	88.8	—
Property and equipment, net	—	42.6	—
Goodwill	—	185.4	—
Other intangible assets	—	28.0	—
Other assets	—	14.2	—

Total fair value of assets acquired	$—	$389.6	$—

Less:
Liabilities assumed	$—	$93.2	$—
Cash acquired	—	30.6	—
Stock options issued	—	6.5	—

Acquisition of InterTAN, net of cash acquired	$—	$259.3	$—

Other acquisitions:
Fair value of assets acquired	$13.6	$13.5	$—
Less: liabilities assumed	0.3	4.0	—

Other acquisitions	$13.3	$9.5	$—

21.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires companies to record compensation expense based on the fair value of employee stock-based compensation awards. The statement also requires that the compensation expense be recognized over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) will be effective for the company’s first quarter of fiscal 2007. The company plans to adopt SFAS No. 123(R) using the modified prospective transition method. Effective December 1, 2003, the company adopted the fair value based method of accounting for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under SFAS No. 123(R), the company will continue to use the Black-Scholes option-pricing model to estimate the fair value of stock option grants. The company does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS 143, “Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143 includes a legal obligation associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. The provision is effective for fiscal years ending after December 15, 2005. The company adopted FIN 47 on February 28, 2006. For the company, this interpretation only applied to legal obligations associated with surrendering its leased properties. The impact of adopting FIN 47 was the recognition of additional net assets amounting to $1.5 million; an asset retirement obligation of $5.1 million; and a charge of $3.7 million ($2.4 million, net of tax), which was included in cumulative effect of change in accounting principle in the consolidated statement of operations. Pro forma disclosures are not presented due to their inconsequential impact.

In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during a construction period. FSP No. 13-1 is effective for all interim or annual reporting periods beginning after December 15, 2005. Retrospective application is permitted, but not required. The company will adopt FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal 2007. The company does not believe the adoption of this new standard will have a significant impact on its financial position, results of operations or cash flows.

22.    QUARTERLY FINANCIAL DATA (UNAUDITED)

(Amounts in millions except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Net sales	$2,227.8	$2,093.9	$2,557.1	$2,375.6	$2,901.4	$2,531.7	$3,911.4	$3,468.3	$11,597.7	$10,469.5

Gross profit	$557.9	$494.5	$609.6	$591.0	$700.0	$637.5	$963.4	$845.1	$2,830.9	$2,568.1

Net (loss) earnings from:
Continuing operations	$(11.9)	$(4.7)	$3.9	$(9.9)	$10.1	$(4.7)	$149.0	$83.7	$151.1	$64.4
Discontinued operations	(1.2)	(1.2)	(2.6)	(2.0)	—	(1.2)	(5.2)	1.7	(9.0)	(2.7)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(2.4)	—	(2.4)	—

Net (loss) earnings	$(13.1)	$(5.9)	$1.3	$(11.9)	$10.1	$(5.9)	$141.4	$85.4	$139.7	$61.7

(Loss) earnings per share:
Basic:
Continuing operations	$(0.06)	$(0.02)	$0.02	$(0.05)	$0.06	$(0.02)	$0.87	$0.45	$0.85	$0.33
Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$—	$(0.01)	$(0.03)	$0.01	$(0.05)	$(0.01)
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$—	$—	$(0.01)	$—	$(0.01)	$—
Net (loss) earnings	$(0.07)	$(0.03)	$0.01	$(0.06)	$0.06	$(0.03)	$0.82	$0.45	$0.79	$0.32
Diluted:
Continuing operations	$(0.06)	$(0.02)	$0.02	$(0.05)	$0.06	$(0.02)	$0.85	$0.44	$0.84	$0.33
Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$—	$(0.01)	$(0.03)	$0.01	$(0.05)	$(0.01)
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$—	$—	$(0.01)	$—	$(0.01)	$—
Net (loss) earnings	$(0.07)	$(0.03)	$0.01	$(0.06)	$0.06	$(0.03)	$0.81	$0.45	$0.77	$0.31

Consolidated results include results from InterTAN from the acquisition date, May 12, 2004. Results shown above exclude results from discontinued operations.

Year-to-date earnings per share are calculated by dividing year-to-date earnings by the weighted average shares outstanding for the full year. Therefore, year-to-date earnings per share may not equal the sum of the quarterly earnings per share.

During the fourth quarter of fiscal 2006, the company recorded amounts to correct for errors in previously issued consolidated financial statements. See Note 1 for a discussion of the adjustments.

The company identified errors in its previously filed consolidated statements of cash flows for each of the first three quarters of fiscal 2006 and 2005. The company began investing in variable rate demand notes during the first quarter of fiscal 2006 and incorrectly classified the notes as cash and cash equivalents on the consolidated balance sheets. In accordance with SFAS No. 95, “Statement of Cash Flows,” these notes should have been classified as short-term investments and their purchases and sales as investing activities. The company incorrectly reflected bank overdrafts as a change in accounts payable in operating activities rather than in financing activities. The company incorrectly included accruals for purchases of property and equipment in operating activities and investing activities. The company incorrectly reflected deposits in transit as a reduction to accounts payable.

The following table summarizes the cash flows activities that should have been reported in the consolidated statements of cash flows for the first three quarters of fiscal 2006 and 2005.

	Fiscal 2006
(Amounts in millions)	Three Months Ended May 31, 2005	Six Months Ended August 31, 2005	Nine Months Ended November 30, 2005
Operating cash flows as previously reported	$ (94.3)	$ (46.1)	$ (78.5)
Operating cash flows as revised	$(102.6)	$ 7.0	$ (98.9)

Investing cash flows as previously reported	$ (97.3)	$ (65.3)	$ (89.1)
Investing cash flows as revised	$(182.1)	$(287.1)	$(156.2)

Financing cash flows as previously reported	$ (89.5)	$(166.5)	$(218.2)
Financing cash flows as revised	$ (51.2)	$(212.2)	$(206.5)

Decrease in cash and cash equivalents as previously reported	$(281.3)	$(277.7)	$(386.0)
Decrease in cash and cash equivalents as revised	$(336.0)	$(492.0)	$(461.9)

	Fiscal 2005
(Amounts in millions)	Three Months Ended May 31, 2004	Six Months Ended August 31, 2004	Nine Months Ended November 30, 2004

Operating cash flows as previously reported	$ 108.3	$ 192.1	$ 101.7
Operating cash flows as revised	$ 140.6	$ 189.0	$ (42.9)

Investing cash flows as previously reported	$ 180.4	$ 125.5	$ 74.9
Investing cash flows as revised	$ 176.2	$ 121.3	$ 86.1

Financing cash flows as previously reported	$(75.8)	$(144.1)	$(204.6)
Financing cash flows as revised	$(95.5)	$(146.7)	$ (80.7)

Increase (decrease) in cash and cash equivalents as previously reported	$ 207.1	$ 170.3	$ (31.0)
Increase (decrease) in cash and cash equivalents as revised	$ 215.5	$ 160.4	$ (40.5)

For fiscal 2006, the difference between the decrease in cash and cash equivalents as previously reported and the revised amounts is primarily attributable to the misclassification of the variable rate demand notes. The balance of the notes was $73.1 million at May 31, 2005, $224.7 million at August 31, 2005, and $90.2 million at November 30, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Circuit City Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 28, 2006 and February 28, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended February 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circuit City Stores, Inc. and subsidiaries as of February 28, 2006 and February 28, 2005 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 28, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 21 to the consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Circuit City Stores, Inc.’s internal control over financial reporting as of February 28, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/S/    KPMG LLP

Richmond, Virginia

May 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Circuit City Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Circuit City Stores, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries as of February 28, 2006 and February 28, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended February 28, 2006, and our report dated May 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Richmond, Virginia

May 10, 2006

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that internal control over financial reporting was effective as of February 28, 2006.

Our management’s assessment of the effectiveness of internal control over financial reporting as of February 28, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended February 28, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

With the exception of the information incorporated by reference from the company’s Proxy Statement in Items 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-K, the company’s Proxy Statement dated May 15, 2006, is not to be deemed filed as a part of this Report.

Item 10.	Directors and Executive Officers of the Company.

The information appearing under the heading “Item One – Election of Directors” on pages 6 through 8 of the company’s Proxy Statement dated May 15, 2006, is incorporated in this item by reference.

The information appearing under the heading “Information Concerning the Board of Directors and Its Committees” on pages 9 through 11 of the company’s Proxy Statement dated May 15, 2006, is incorporated in this item by reference.

The information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 23 of the company’s Proxy Statement dated May 15, 2006, is incorporated in this item by reference.

The company’s code of business conduct is available on the company’s investor information homepage at http://investor.circuitcity.com under the Company Info section and the Corporate Governance Subsection.

Information concerning the company’s executive officers is included in Part I of this report under the caption “Executive Officers of the Company.”

Item 11.	Executive Compensation.

The information appearing under the heading “Compensation of Executive Officers” on pages 13 through 17 of the company’s Proxy Statement dated May 15, 2006, is incorporated in this item by reference.

The information appearing under the heading “Employment Agreements and Change-in-Control Arrangements” on pages 19 through 20 of the company’s Proxy Statement dated May 15, 2006, is incorporated in this item by reference.

The information appearing under the heading “Compensation of Non-Employee Directors” on pages 11 and 12 of the company’s Proxy Statement dated May 15, 2006, is incorporated in this item by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information appearing under the heading “Beneficial Ownership of Securities” on pages 21 through 23 of the company’s Proxy Statement dated May 15, 2006 is incorporated in this item by reference.

The information appearing under the heading “Equity Compensation Plans Information” on page 18 of the company’s Proxy Statement dated May 15, 2006, is incorporated in this item by reference.

Item 13.	Certain Relationships and Related Transactions.

The information appearing under the heading “McCollough Retirement and Consulting Agreement” on page 20 of the company’s Proxy Statement dated May 15, 2006, is incorporated in this item by reference.

Item 14.	Principal Accountant Fees and Services.

The information appearing under the heading “Item Two—Ratification of Appointment of Independent Registered Public Accounting Firm” on page 30 of the company’s Proxy Statement dated May 15, 2006, is incorporated in this item by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules.

(a)	The following are filed as a part of this report.

1.	Financial Statements. All financial statements as set forth under Item 8 of this report.

2.	Financial Statement Schedules. The following financial statement schedules of Circuit City Stores, Inc. for the fiscal years ended February 28, 2006, February 28, 2005, and February 29, 2004, are filed in as part of this report and should be read in conjunction with the consolidated financial statements of Circuit City Stores, Inc. and the notes thereto, described in Item 15(a)1.

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

CIRCUIT CITY STORES, INC.

May 15, 2006	By:	/S/ PHILIP J. SCHOONOVER
Philip J. Schoonover President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 15, 2006.

Signature	Title

/S/ PHILIP J. SCHOONOVER Philip J. Schoonover	President and Chief Executive Officer, Director (Principal Executive Officer)

/S/ MICHAEL E. FOSS Michael E. Foss	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ PHILIP J. DUNN Philip J. Dunn	Senior Vice President, Treasurer, Controller and Chief Accounting Officer (Principal Accounting Officer)

/S/ W. ALAN MCCOLLOUGH W. Alan McCollough	Chairman of the Board

RONALD M. BRILL* Ronald M. Brill*	Director

CAROLYN H. BYRD* Carolyn H. Byrd	Director

URSULA O. FAIRBAIRN* Ursula O. Fairbairn	Director

BARBARA S. FEIGIN* Barbara S. Feigin	Director

JAMES F. HARDYMON* James F. Hardymon	Director

ALAN KANE* Alan Kane	Director

ALLEN B. KING* Allen B. King	Director

MIKAEL SALOVAARA* Mikael Salovaara	Director

J. PATRICK SPAINHOUR* J. Patrick Spainhour	Director

CAROLYN Y. WOO* Carolyn Y. Woo	Director

*By:	/S/ W. ALAN MCCOLLOUGH
W. Alan McCollough Attorney-In-Fact

Schedule II

Circuit City Stores, Inc.

Valuation and Qualifying Accounts and Reserves

(Amounts in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts(a)	Charge-offs less Recoveries	Balance at End of Year
Year ended February 29, 2004:
Allowance for doubtful accounts	$1,075	$3,049	$—	$(3,577)	$547
Sales returns and allowances	$4,739	$—	$—	$—	$4,739

Year ended February 28, 2005:
Allowance for doubtful accounts	$547	$2,420	$—	$(2,847)	$120
Sales returns and allowances	$4,739	$186	$814	$—	$5,739

Year ended February 28, 2006:
Allowance for doubtful accounts	$120	$5,386	$—	$(5,295)	$211
Sales returns and allowances	$5,739	$133	$—	$—	$5,872

(a)	Includes InterTAN’s balance as of May 12, 2004.

S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Circuit City Stores, Inc:

Under date of May 10, 2006, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 28, 2006 and February 28, 2005, and the related consolidated financial statements of operations, stockholder’s equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended February 28, 2006, as contained in the 2006 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/KPMG LLP

Richmond, Virginia

May 10, 2006

S-2

EXHIBIT INDEX

Articles of Incorporation and Bylaws

3.1	Circuit City Stores, Inc. Amended and Restated Articles of Incorporation, effective February 3, 1997, as amended through August 16, 2005, filed as Exhibit 3.1 to the company’s Form 8-A/A filed September 13, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

3.2	Circuit City Stores, Inc. Bylaws, as amended and restated December 17, 2005, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

Material Contracts

10.1	Circuit City Stores, Inc. 2000 Non-Employee Directors Stock Incentive Plan, as Amended and Restated, Effective August 17, 2004, filed as Exhibit 10.5 to the company’s Quarterly Report on form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference. *

10.2	Circuit City Stores, Inc. Amended and Restated 1989 Non-Employee Directors Stock Option Plan, as filed as Exhibit A to the company’s Definitive Proxy Statement dated May 9, 1997, for the Annual Meeting of Shareholders held on June 17, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.3	Amendments adopted June 17, 1997, to the Circuit City Stores, Inc. Amended and Restated 1989 Non-Employee Directors Stock option Plan as filed as Exhibit 10(ii) to the Circuit City Stores, Inc. Quarterly Report on From 10-Q for the quarter ended May 31, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.4	Circuit City Stores, Inc. 1994 Stock Incentive Plan, as amended as of January 24, 1997, filed as Annex III to the company’s Definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.5	Amendments effective June 13, 2000, to the Circuit City Stores, Inc. 1994 Stock Incentive Plan as amended, filed as Exhibit 10 to the company’s Quarterly Report on form 10-Q for the quarter ended May 31, 2000 (File No. 1-5767), are expressly incorporated herein by this reference.*

10.6	Amendment effective June 15, 1999, to the Circuit City Stores, Inc. 1994 Stock Incentive Plan as amended, filed as Exhibit 10 to the company’s Quarterly Report on form 10-Q for the quarter ended May 31, 1999 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.7	Circuit City Stores, Inc. 2003 Stock Incentive Plan, as Amended and Restated, Effective June 21, 2005, filed as Appendix A to the company’s Definitive Proxy Statement dated May 13, 2005, for the Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.8	InterTAN, Inc. Amended and Restated 1996 Stock Option Plan, filed as Exhibit 10.3 to the company’s Quarterly Reports on Form 10-Q for the quarter ended August 31, 2004 (File NO. 1-5767), is expressly incorporated herein by this reference.*

10.9	Form of Non-Qualified Stock Option Grant Letter, filed as exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.10	Form of Time-based Restricted Stock Award Letter, filed as exhibit 10.23 to the company’s Current Report on Form 8-K filed June 23, 2005 (File No. 1-5767), is expressly incorporated herein by this reference,*

10.11	Form of Performance Accelerated Restricted Stock Award Letter, filed as exhibit 10.1 to the company’s Current Report on Form 8-K filed June 23, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.12	Employment agreement between the company and W. Alan McCollough effective November 19, 2003, filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.13	Retirement and Consulting Agreement between the company and W. Alan McCollough effective December 22, 2005, filed as Exhibit 10.2 to the company’s Quarterly Report on form 10-Q for the quarter ended November 30, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

EI-1

10.14	Employment agreement between the company and Philip J. Schoonover effective October 4, 2004, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed October 4, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.15	Employment agreement between the company and Michael E. Foss effective February 6, 2004, filed as Exhibit 10.17 to the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.16	Form of employment agreement between the company and certain executive officers effective December 4, 2003, filed herewith.*

10.17	Circuit City Stores, Inc. 2003 Annual Performance-Based Bonus Plan, filed as Appendix C to the company’s Definitive Proxy Statement dated May 9,2003, for an Annual Meeting of Shareholders held on June 17, 2003 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.18	Circuit City Stores, Inc. Restricted Stock Unit Deferral Program under the Circuit City Stores, Inc. 2000 Non-Employee Directors Stock Incentive Plan, filed as Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.19	Circuit City Stores, Inc. Non-Employee Directors Deferred Compensation Plan, filed as Exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2000 (File No. 1-5767) , is expressly incorporated herein by this reference.*

10.20	Program for deferral of director compensation implemented October 1995 filed as Exhibit 10 (i) to the company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.21	Circuit City Stores, Inc. Benefit Restoration Plan, As Amended and Restated Effective February 28, 2005 and amended through December 2005, filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.22	Circuit City Stores, Inc. Supplemental 401(k) Plan Effective March 1, 2005, filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed October 29, 2004 (File No. 1-5767) , is expressly incorporated herein by this reference.*

10.23	The 1984 Circuit City Stores, Inc. Employee Stock Purchase Plan as Amended and Restated Effective August 17, 2004, field as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.24	InterTAN Canada, Ltd. Stock Purchase Program, filed as Appendix B to the company’s Definitive Proxy Statement dated May 13, 2005, for the Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.25	Amended and Restated Credit Agreement dated as of July 8, 2004, filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.

10.26	First Amendment to Amended and Restated Credit Agreement dated as of November 17, 2004, filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No.1-5767), is expressly incorporated herein by this reference.

EI-2

10.27	Second Amendment to the Amended and Restated Credit Agreement and to Security Agreement, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on July 21, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.

10.28	Third Amendment to the Amended and Restated Credit Agreement, dated as of October 18, 2005, filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.

10.29	The Consumer Credit Card Program Agreement dated as of January 16, 2004, between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed as Exhibit 10(r) to the company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.

10.30	Amendment to Program Agreement, dated as of May 25, 2004, between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed as Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.

10.31	Amendment #2 to Program Agreement, effective as of May 25, 2004, between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed as Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.

10.32	Schedule of Non-Employee Director Compensation, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed April 21, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.33	Schedule of Compensation for Named Executive Officers, filed herewith.*

10.34	Circuit City Stores, Inc. Executive Deferred Compensation Plan, as Amended and Restated, Effective December 31, 2004, filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.35	Amendment to the Circuit City Stores, Inc. Executive Deferred Compensation Plan effective January 1, 2005, filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm 24.1 Powers of Attorney

24.1	Powers of Attorney

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of CEO under Rule 13a-14(a) of the Securities and Exchange Act of 1934

31.2	Certification of CFO under Rule 13a-14(a) of the Securities and Exchange Act of 1934

Section 1350 Certifications

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

*Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.

EI-3