Form 10-Q
period 2006-05-31
CIRCUIT CITY STORES INC
filed 2006-07-10
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2006
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to _____ to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |X| Accelerated filer __ Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No |X|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at June 30, 2006
 Common Stock, par value $0.50                             174,065,041


A Table of Contents is included on Page 2 and an Exhibit Index is included on Page 30.




                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Statements of Operations -
                     Three Months Ended May 31, 2006 and 2005                                  3

                     Consolidated Balance Sheets -
                     May 31, 2006, and February 28, 2006                                       4

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 2006 and 2005                                  5

                     Notes to Consolidated Financial Statements                                6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   14

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                  25

      Item 4.     Controls and Procedures                                                     25

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                                           26

      Item 1A.    Risk Factors                                                                26

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                 27

      Item 6.     Exhibits                                                                    27

SIGNATURES                                                                                    29

EXHIBIT INDEX                                                                                 30


                                  Page 2 of 30


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)


                                                                                                     Three Months Ended
                                                                                                          May 31
                                                                                              2006                    2005
                                                                                          --------------         -------------
Net sales                                                                                 $    2,616,973         $  2,227,850
Cost of sales, buying and warehousing                                                          1,976,596             1,669,958
                                                                                          --------------         -------------
Gross profit                                                                                     640,377               557,892

Selling, general and administrative expenses                                                     639,368               583,008
                                                                                          --------------          ------------
Operating income (loss)                                                                            1,009               (25,116)
Interest income                                                                                    7,046                 6,292
Interest expense                                                                                     212                   415
                                                                                          --------------          ------------
Earnings (loss) from continuing operations before income taxes                                     7,843               (19,239)
Income tax provision (benefit)                                                                     2,837                (7,356)
                                                                                          --------------          ------------
Net earnings (loss) from continuing operations                                                     5,006               (11,883)
Loss from discontinued operations, net of tax                                                       (407)               (1,226)
Cumulative effect of change in accounting principle, net of tax                                    1,773                     -
                                                                                          --------------           -----------
Net earnings (loss)                                                                       $        6,372         $     (13,109)
                                                                                          ==============          ============

Weighted average common shares:
    Basic                                                                                        171,054               184,729
    Diluted                                                                                      176,256               184,729

Earnings (loss) per share:
    Basic:
       Continuing operations                                                              $         0.03         $       (0.06)
       Discontinued operations                                                            $            -         $       (0.01)
       Cumulative effect of change in accounting principle                                $         0.01         $           -
       Net earnings (loss)                                                                $         0.04         $       (0.07)

    Diluted:
       Continuing operations                                                              $         0.03         $       (0.06)
       Discontinued operations                                                            $            -         $       (0.01)
       Cumulative effect of change in accounting principle                                $         0.01         $           -
       Net earnings (loss)                                                                $         0.04         $       (0.07)


Cash dividends paid per share                                                             $       0.0175         $      0.0175

See accompanying notes to consolidated financial statements.


                                  Page 3 of 30



                   Circuit City Stores, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                         May 31, 2006          Feb. 28, 2006
                                                                                         ------------          -------------
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                                   $  392,422           $  315,970
Short-term investments                                                                         241,863              521,992
Accounts receivable, net of allowance for doubtful accounts                                    211,582              220,869
Merchandise inventory                                                                        1,931,370            1,698,026
Deferred income taxes                                                                           25,373               29,598
Income tax receivable                                                                            7,765                5,571
Prepaid expenses and other current assets                                                       63,616               41,315
                                                                                            ----------           ----------

Total current assets                                                                         2,873,991            2,833,341

Property and equipment, net of accumulated depreciation of
     $1,214,041 and $1,179,481                                                                 837,394              839,356
Deferred income taxes                                                                           96,709               97,889
Goodwill                                                                                       230,157              223,999
Other intangible assets, net of accumulated amortization of
     $8,443 and $6,123                                                                          29,129               30,372
Other assets                                                                                    43,940               44,087
                                                                                            ----------           ----------

TOTAL ASSETS                                                                                $4,111,320           $4,069,044
                                                                                            ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Merchandise payable                                                                         $  995,599           $  850,359
Expenses payable                                                                               233,598              202,300
Accrued expenses and other current liabilities                                                 409,506              464,511
Accrued income taxes                                                                             8,175               75,909
Short-term debt                                                                                 22,695               22,003
Current installments of long-term debt                                                           6,933                7,248
                                                                                            ----------           ----------

Total current liabilities                                                                    1,676,506            1,622,330

Long-term debt, excluding current installments                                                  49,999               51,985
Accrued straight-line rent and deferred rent credits                                           259,538              256,120
Accrued lease termination costs                                                                 76,948               79,091
Other liabilities                                                                              102,571              104,885
                                                                                            ----------           ----------

TOTAL LIABILITIES                                                                            2,165,562            2,114,411
                                                                                            ----------           ----------

Commitments and contingent liabilities (Note 8)

Stockholders' equity:
Common stock, $0.50 par value;
     525,000,000 shares authorized; 174,755,306 shares
     issued and outstanding at May 31, 2006
     (174,789,390 at February 28, 2006)                                                         87,378               87,395
Capital in excess of par value                                                                 438,292              458,211
Retained earnings                                                                            1,368,026            1,364,740
Accumulated other comprehensive income                                                          52,062               44,287
                                                                                            ----------           ----------

TOTAL STOCKHOLDERS' EQUITY                                                                   1,945,758            1,954,633
                                                                                            ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $4,111,320           $4,069,044
                                                                                            ==========           ==========
See accompanying notes to consolidated financial statements.


                                  Page 4 of 30


                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)


                                                                                                 Three Months Ended
                                                                                                       May 31
                                                                                             2006                   2005
                                                                                        --------------         ------------
                                                                                                             (Restated - Note 2)
Operating Activities:
Net earnings (loss)                                                                    $        6,372          $    (13,109)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
    Net loss from discontinued operations                                                         407                 1,226
    Depreciation expense                                                                       41,953                40,413
    Amortization expense                                                                        2,077                   775
    Stock-based compensation expense                                                            8,662                 3,001
    Loss on dispositions of property and equipment                                                250                 1,179
    Provision for deferred income taxes                                                          (988)                3,255
    Cumulative effect of change in accounting principle                                        (1,773)                    -
    Other                                                                                        (773)                 (392)
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                                17,295                32,815
       Merchandise inventory                                                                 (229,697)             (220,832)
       Prepaid expenses and other current assets                                              (22,406)              (24,637)
       Other assets                                                                               251                   324
       Merchandise payable                                                                    144,765               201,396
       Expenses payable                                                                        13,812                11,983
       Accrued expenses, other current liabilities and accrued income taxes                  (125,191)             (131,638)
       Other long-term liabilities                                                             (6,098)               (6,417)
                                                                                       ---------------         ------------
Net cash used in operating activities of continuing operations                               (151,082)             (100,658)
                                                                                       ---------------         ------------
Investing Activities:
--------------------
Purchases of property and equipment                                                           (40,769)              (44,664)
Proceeds from sales of property and equipment                                                   4,074                10,605
Purchases of investment securities                                                           (117,220)             (195,388)
Sales and maturities of investment securities                                                 398,260                47,700
                                                                                       --------------          ------------
Net cash provided by (used in) investing activities of continuing
       operations                                                                             244,345              (181,747)
                                                                                       --------------          ------------
Financing Activities:
--------------------
Proceeds from short-term borrowings                                                            17,833                     -
Principal payments on short-term borrowings                                                   (17,774)                    -
Principal payments on long-term debt                                                           (2,413)                 (341)
Change in overdraft balances                                                                   15,558                38,360
Excess tax benefit from stock-based payments                                                    7,209                     -
Repurchases of common stock                                                                   (50,050)              (92,918)
Issuances of common stock                                                                      17,454                 8,906
Dividends paid                                                                                 (3,086)               (3,300)
Redemption of preferred share purchase rights                                                       -                (1,876)
                                                                                       ---------------         ------------
Net cash used in financing activities of continuing operations                                (15,269)              (51,169)
                                                                                       ---------------         ------------
Discontinued Operations:
-----------------------
Operating cash flows                                                                           (1,727)               (1,901)
Investing cash flows                                                                                -                  (344)
                                                                                       ---------------         ------------
Net cash used in discontinued operations                                                       (1,727)               (2,245)
Effect of exchange rate changes on cash                                                           185                  (192)
                                                                                       ---------------         ------------
Increase (decrease) in cash and cash equivalents                                               76,452              (336,011)
Cash and cash equivalents at beginning of year                                                315,970               879,660
                                                                                       ---------------         ------------
Cash and cash equivalents at end of period                                             $      392,422          $    543,649
                                                                                       ===============         ============
See accompanying notes to consolidated financial statements.


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

   The domestic segment is primarily engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in Circuit City stores in the United States and via the Web at www.circuitcity.com. At May 31, 2006, the company's domestic segment operated 630 Superstores and 5 other stores in 158 U.S. media markets.

   The international segment, which is comprised of the operations of InterTAN, Inc., is primarily engaged in the business of selling private-label and brand-name consumer electronics in Canada. The international segment's headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada primarily under the trade names
   The Source By Circuit CitySM,  Rogers Plus(R) and Battery Plus(R). At May 31,
   2006, the international segment conducted business through 951 retail stores and dealer outlets, which consisted of 540 company-owned stores, 299 dealer outlets, 93 Rogers Plus(R) stores and 19 Battery Plus(R) stores. The international segment also operates a Web site at www.thesource.ca.

   The  preparation of financial  statements in conformity  with U.S.  generally accepted  accounting  principles  requires  management to make  estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results may differ from those  estimates.  In the opinion of management,  the accompanying  unaudited financial  statements contain all adjustments,  which
   consist  only  of  normal,  recurring  adjustments,   necessary  for  a  fair
   presentation.  Due to the seasonal nature of the company's business,  interim results are not necessarily indicative of results for the entire fiscal year.
   The  company's  consolidated  financial  statements  included  in this report should  be read in  conjunction  with  the  notes  to the  audited  financial statements in the company's fiscal 2006 Annual Report on Form 10-K.

   Reclassifications and Adjustments: The company has made revisions and reclassifications to its fiscal 2006 first quarter consolidated statement of operations as disclosed in Note 1, Basis of Presentation, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the company's fiscal 2006 Annual Report on Form
   10-K. Such revisions and reclassifications include the following:


   o Amounts previously reported as rent expense related to financing lease obligations have been reclassified to interest expense.
   o Interest income has been reclassified from selling, general and administrative expenses to a separate line item on the consolidated statement of operations.
   o The results of a domestic segment subsidiary have been presented as results from discontinued operation.

   The company reclassified  stock-based  compensation from a separate line item
   on  the  consolidated  statement  of  operations  to  selling,   general  and
   administrative expenses.

2. Restatement of Cash Flows

   As disclosed in Note 22, Quarterly  Financial Data (Unaudited),  of the Notes
   to  Consolidated   Financial  Statements,   included  in  Item  8,  Financial
   Statements and Supplementary Data, of the company's fiscal 2006 Annual Report on  Form  10-K,  the  company  identified  errors  in  its  previously  filed consolidated  statement of cash flows for the quarter ended May 31, 2005, and restated the consolidated statement of


                                  Page 6 of 30


   cash  flows  for the  three  months  ended  May 31,  2005.  The  company  had classified variable rate demand notes as cash and cash equivalents,  however, these notes should have been  classified as short-term  investments and their
   purchases  and  sales  as  investing  activities.   The  company  incorrectly
   reflected  bank  overdrafts  as a change in  accounts  payable  in  operating activities  rather than in  financing  activities.  The  company  incorrectly included  accruals  for  purchases  of property  and  equipment  in operating activities  and  investing  activities.  The  company  incorrectly  reflected deposits in transit as a reduction to accounts payable.

   In addition, the company sold the assets of a domestic segment subsidiary, MusicNow, LLC, during the third quarter of fiscal 2006. The cash flow activity related to this subsidiary has been reclassified and reported separately as cash flows from discontinued operations.

   The following table summarizes the cash flow activities as previously reported for the first quarter of fiscal 2006 compared to the revised cash flow activities to reflect the errors and cash flows from discontinued operations.

                                                                 Three Months Ended
   (Amounts in millions)                                            May 31, 2005
   --------------------------------------------------------------------------------
   Operating cash flows as previously reported...............          $ (94.3)
   Operating cash flows as revised...........................          $(100.7)

   Investing cash flows as previously reported...............          $ (97.3)
   Investing cash flows as revised...........................          $(181.7)

   Financing cash flows as previously reported...............          $ (89.5)
   Financing cash flows as revised...........................          $ (51.2)

   Discontinued operation cash flows as previously
       previously reported...................................          $     -
   Discontinued operation cash flows as revised..............          $  (2.2)

   Decrease in cash and cash equivalents as
       previously reported...................................          $(281.3)
   Decrease in cash and cash equivalents as revised..........          $(336.0)

3. Stock-Based Compensation

   Effective  March 1, 2006,  the company  adopted SFAS No. 123 (revised  2004),
   "Share-Based Payment," (SFAS No. 123 (R)), using the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), the company accounted for stock-based compensation using a fair value-based method in accordance with SFAS No. 123, "Stock-Based Compensation." Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under the company's stock-based incentive plans, the adoption of SFAS No. 123(R) did not have a material impact on the company's financial position, results of operations or cash flows.

   SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Under SFAS No. 123, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows.

   SFAS No. 123(R) requires companies to estimate the number of equity awards granted that are expected to be forfeited, recognize compensation cost based on the number of awards that are expected to vest, and subsequently adjust estimated forfeitures to reflect actual forfeitures. Under SFAS No. 123, the company recognized forfeitures when they occurred. The company recorded an after-tax benefit of $1.8 million, $2.8 million pretax, as a cumulative effect of a change in accounting principle to adjust for awards granted prior to March 1, 2006, that are not expected to vest.


                                  Page 7 of 30


   Under the company's stock-based incentive plans, nonqualified stock options, nonvested stock, nonvested stock units and other equity-based awards may be granted to management, key employees and non-employee directors. The company previously referred to nonvested stock as restricted stock and nonvested stock units as restricted stock units. At May 31, 2006, 3.9 million shares of common stock were available for future grants of options, nonvested stock or nonvested stock units. Upon the exercise of stock options, the grant of nonvested stock, or the vesting of nonvested stock units, common shares are issued from authorized and unissued shares.

   Stock-based compensation cost is recorded in cost of sales, buying and warehousing or selling, general and administrative expenses depending on the classification of the related Associate's payroll cost. Compensation cost for stock-based incentive plans for the three months ended May 31, 2006, and May
   31, 2005, is summarized in the table below.

                                                                 Three Months Ended
                                                                       May 31
   (Amounts in millions)                                        2006            2005
   -------------------------------------------------------------------------------------
   Compensation cost recognized:
      Stock options.......................................      $ 4.4            $2.7
      Nonvested stock and nonvested stock units...........        4.2             0.3
      Phantom stock.......................................        1.1               -
      Employee stock purchase plan........................        0.2             0.2
      Other...............................................        0.1             0.1
                                                            ----------------------------
   Total compensation cost recognized.....................      $10.0            $3.3
                                                            ============================
   Tax benefit recognized.................................      $ 3.3            $1.2

   (A) Stock Options:  The exercise price for nonqualified options must be equal to, or greater than,  the market value at the grant date.  Options  generally are  exercisable  over a period of one year to 10 years from the grant  date.
   The  company   values   stock   options   issued   using  the   Black-Scholes
   option-pricing  model and recognizes this value as an expense over the period in which the options vest.  Option  valuation  models  require the company to make  subjective  assumptions.  Changes  in the  subjective  assumptions  can materially  affect the fair value  estimate.  The expected  stock  volatility assumption is based on historical  volatility  of the  company's  stock.  The expected  dividend yield is based on expected annual dividends and the market value of the company's  stock on the grant date. The expected life represents the period of time that options granted are expected to be outstanding and is primarily  based  on the  historical  exercise  experience  of the  company's
   Associates.  The  company  evaluates  historical  exercise  behavior  for two separate groups based on the Associate's position in the company.  During the first  quarter of fiscal 2007, a stock option grant with a vesting  period of five years was made to the president and chief executive officer.  Due to the lack of  historical  exercise  behavior  for an option with  similar  vesting provisions,  the company  used a  simplified  method to estimate the expected life of the grant. An average of the award's  weighted average vesting period and its contractual term was calculated and resulted in an expected life of 7 years. The risk-free  interest rate is based on the U.S.  Treasury Strip rate posted at the grant date for the expected term of the option.

   The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        Three Months Ended
                                                              May 31
                                                        2006              2005
   -------------------------------------------------------------------------------
   Expected dividend yield.........................    0.3%             0.5%
   Expected stock volatility.......................     62%              55%
   Risk-free interest rates........................      5%               4%
   Expected lives (in years).......................      7                4

   Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted was $15.08 per share for the three months ended May
   31, 2006, and $7.23 per share for the three months


                                  Page 8 of 30


   ended May 31, 2005. The total intrinsic value of options exercised was $22.4 million during the three months ended May 31, 2006, and $6.7 million during the three months ended May 31, 2005. The tax benefits realized from stock options exercised were $6.5 million during the three months ended May 31, 2006, and $1.2 million during the three months ended May 31, 2005. The fair value of stock options that vested during the three months ended May 31, 2006, was $2.3 million. The fair value of stock options that vested during the three months ended May 31, 2005, was $7.5 million. Total unrecognized compensation cost related to unvested stock options at May 31, 2006, was $31.7 million and is expected to be recognized over a weighted average period of 2 years.

   The company's stock option activity is summarized in the table below.

                                                                           Three Months Ended May 31, 2006
                                                                                            Weighted
                                                                        Weighted             Average               Aggregate
                                                                         Average            Remaining           Intrinsic Value
     (Shares in thousands)                            Shares          Exercise Price     Contractual Life        (in millions)
     --------------------------------------------------------------------------------------------------------------------------
     Outstanding at beginning of period..........     14,109              $16.41
     Granted.....................................      1,105              $24.32
     Exercised...................................     (1,439)             $11.86
     Forfeited or expired........................       (225)             $15.37
                                                   ----------
     Outstanding at end of period................     13,550              $17.55              5.2                     $169.3
                                                   ==========
     Options exercisable at end of period........      9,043              $17.52              3.3                     $113.3

   (B)  Nonvested  Stock  and  Nonvested   Stock  Units:   Under  the  company's
   stock-based  incentive  plans,  shares of nonvested  stock are granted in the name of an employee or a non-employee  director,  who has all the rights of a shareholder,  including  the right to receive  dividends,  subject to certain restrictions  and  possible  forfeitures.  Restrictions  on  nonvested  stock generally  expire one year to four years from the grant date,  when the stock becomes fully vested.  The fair value of nonvested  stock is the market value on the grant date, which is expensed over the vesting period.

   The weighted average fair value of nonvested stock granted was $25.44 during the three months ended May 31, 2006 and $15.68 during the three months ended
   May 31, 2005. A portion of the outstanding nonvested stock awards is performance-based shares that are eligible for accelerated vesting if the company achieves earnings from continuing operations before income taxes as a percentage of sales targets in fiscal 2007, fiscal 2008 or fiscal 2009. If vesting is not accelerated, the shares vest on July 1, 2009.

   The company also issues nonvested stock units. Nonvested stock units are granted in the name of an employee or a non-employee director. Once granted, nonvested stock units may be eligible for dividends but have no voting rights. The nonvested stock units are redeemed for company stock once the vesting period and any applicable deferral restrictions have been satisfied.
   The fair value of nonvested stock units is the market value on the grant date. Compensation cost is recognized over the vesting period, which is generally three years. No nonvested stock units were granted during the three months ended May 31, 2006, and the three months ended May 31, 2005.

   The fair value of nonvested stock and nonvested stock units that vested during the three months ended May 31, 2006, was $0.1 million. The fair value of nonvested stock and nonvested stock units that vested during the three months ended May 31, 2005, was $1.8 million. Total unrecognized compensation cost related to nonvested stock and nonvested stock units at May 31, 2006, was $50.6 million and is expected to be recognized over a weighted average period of 3 years. If nonvested stock or nonvested stock units are forfeited or cancelled, the shares issued as nonvested stock or the shares reserved for the nonvested stock units are available for future granting.


                                  Page 9 of 30


   The company's nonvested stock and nonvested stock unit activity is summarized in the table below.

                                                          Three Months Ended May 31, 2006
                                                                       Weighted
                                                                        Average            Intrinsic
                                                                      Grant Date             Value
   (Shares in thousands)                             Shares            Fair Value        (in millions)
   ---------------------------------------------------------------------------------------------------
   Unvested at beginning of period...........        3,825               $17.08
   Granted...................................          491               $25.44
   Vested....................................          (10)              $12.26
   Forfeited.................................         (231)              $16.95
                                                 -----------
   Unvested at end of period.................        4,075               $18.11               $122.4
                                                 ===========

   (C) Phantom Stock Program: The company issues phantom stock units through a long-term incentive program. An Associate does not receive rights of a shareholder, nor is any stock transferred. The value of one unit is based on the market value of one share of common stock on the vesting date. The units will be paid out in cash at the end of the two year vesting period. The cost of the grants is recognized over the vesting period and the related liability is included in accrued expenses and other current liabilities on the consolidated balance sheets. At May 31, 2006, 0.2 million phantom stock units were outstanding. No phantom stock units were granted during the three months ended May 31, 2006, and the three months ended May 31, 2005.

   (D) Employee Stock Purchase Plan: The company has an employee stock purchase plan for all domestic employees meeting certain eligibility criteria. Under the plan, eligible employees may, subject to certain limitations, purchase shares of common stock. The company matches $0.15 for each $1.00 contributed by employees. Purchases are limited to 10 percent of an employee's eligible compensation, up to a maximum of $13,000 per year. The company has authorized
   18.5 million shares of common stock for purchase under the plan. At May 31, 2006, a total of 1.6 million shares remained available under the plan. During the three months ended May 31, 2006, 0.1 million shares of common stock were issued to or purchased on the open market on behalf of employees. During the three months ended May 31, 2005, 0.1 million shares of common stock were issued to or purchased on the open market on behalf of employees. The average price per share of common stock purchased under the plan was $28.79 during the three months ended May 31, 2006, and $16.13 during the three months ended
   May 31, 2005. The obligation for the company match is included in accrued expenses and other current liabilities on the consolidated balance sheets.

4. Comprehensive Income (Loss)

   The components of the company's comprehensive income (loss) consist of the net earnings (loss) and foreign currency translation adjustments. Foreign currency translation adjustments are recorded net of deferred income taxes directly as a component of stockholders' equity.

   The components of comprehensive income (loss), net of taxes, were as follows:

                                                               Three Months Ended
                                                                     May 31
   (Amounts in millions)                                      2006            2005
   -----------------------------------------------------------------------------------
   Net earnings (loss)..................................      $ 6.4          $(13.1)
   Foreign currency translation.........................        7.7            (4.3)
                                                          --------------------------
   Comprehensive income (loss)..........................      $14.1          $(17.4)
                                                           =========================


                                 Page 10 of 30


5. Net Earnings (Loss) Per Share

   The following table presents a reconciliation of the denominators used in the net earnings (loss) per share calculations.

                                                                   Three Months Ended
                                                                         May 31
   (Shares in millions)                                           2006            2005
   ---------------------------------------------------------------------------------------
   Weighted average common shares...........................      171.1           184.7
   Dilutive potential common shares:
       Options..............................................        3.8               -
       Nonvested stock......................................        1.4               -
                                                              ---------------------------
   Weighted average common shares and potentially
       dilutive common equivalent shares....................      176.3           184.7
                                                                ==========================

   For the three months ended May 31, 2006, the computation of potentially dilutive common equivalent shares excluded certain options to purchase shares of common stock because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the three months ended May 31, 2005, no stock options or nonvested stock were included in the calculation of diluted net loss per share because the company reported a loss from continuing operations. Shares excluded were as follows:

                                                                       At May 31
   (Shares in millions)                                          2006            2005
   --------------------------------------------------------------------------------------
   Options to purchase common stock........................        1.1            15.2
   Nonvested stock.........................................          -             1.6

6. Accrued Lease Termination Costs

   At a location's cease use date, estimated lease termination costs to close a store, distribution center or service center are recorded in selling, general and administrative expenses on the consolidated statements of operations. The calculation of accrued lease termination costs includes future minimum lease payments, taxes, insurance and maintenance costs from the date of closure to the end of the remaining lease term. The calculation also includes estimated sublease income, net of tenant improvement allowances and broker fees. The liability for lease termination costs is discounted using a credit-adjusted risk-free rate of interest. The company evaluates these assumptions each quarter and adjusts the liability accordingly.

   The accrual for lease termination costs for the domestic segment includes the following activity:

                                                                                  Three Months Ended
                                                                                         May 31
   (Amounts in millions)                                                          2006            2005
   --------------------------------------------------------------------------------------------------------
   Accrued lease termination costs at beginning of period..................      $110.0           $128.2
   Provisions for closed locations.........................................         1.2              1.7
   Changes in assumptions about future sublease income and
       terminations........................................................         2.2              0.8
   Interest accretion......................................................         2.8              2.8
   Cash payments, net of cash received, on subleased locations.............        (8.8)           (12.9)
                                                                              -----------------------------
   Accrued lease termination costs at end of period........................       107.4            120.6
   Less current portion of accrued lease termination costs.................        30.5             37.9
                                                                              -----------------------------
   Non-current portion of accrued lease termination costs..................      $ 76.9           $ 82.7
                                                                              =============================

   The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities, and the non-current portion is presented separately on the consolidated balance sheets.


                                 Page 11 of 30


7. Common Stock Repurchased

   As of May 31, 2006, the company's board of directors had authorized common stock repurchases up to $800 million, of which $67.3 million remained available at May 31, 2006. The company repurchased 1.7 million shares of common stock at a cost of $50.0 million during the three months ended May 31, 2006. As of May 31, 2006, the company had repurchased 49.6 million shares of common stock at a cost of $732.7 million, cumulatively since inception of the stock repurchase program. In June 2006, the board authorized a $400 million increase in the company's stock repurchase authorization resulting in a total stock repurchase authorization up to $1.2 billion.

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

   On December 22, 2005,  the benefit  restoration  plan was amended to allow W.
   Alan McCollough to elect to receive a lump-sum payment following his retirement. Mr. McCollough will receive additional age and service credit under the benefit restoration plan, which is expected to result in Mr.
   McCollough receiving the maximum benefit payable under the plan. During the three months ended May 31, 2006, the impact of this lump sum payment was a settlement charge of $0.2 million.

   The components of the net pension expense for the plans were as follows:

                                                            Three Months Ended
                                                                   May 31
   (Amounts in thousands)                                  2006             2005
   -----------------------------------------------------------------------------
   Service cost......................................    $     778       $     925
   Interest cost.....................................        3,794           3,456
   Expected return on plan assets....................       (4,782)         (4,508)
   Recognized prior service cost.....................           54              54
   Recognized actuarial loss.........................          609             265
   Loss due to settlement............................          191               -
                                                         -------------------------
   Net pension expense...............................    $     644        $    192
                                                         =========================

   The company did not make a contribution to the defined benefit pension plan during the three months ended May 31, 2006. No contributions are required during fiscal 2007 under applicable law to meet ERISA minimum funding standards. However, the company may make voluntary contributions to the defined benefit pension plan to ensure that the fair value of plan assets at February 28, 2007, exceeds the accumulated benefit obligation. The company does not expect to make a contribution in fiscal 2007.

   A contribution of $5.1 million, which is equal to the expected benefit payments for fiscal 2007, is expected to be made to the restoration plan during fiscal 2007. The expected benefit payments for fiscal 2007 include a lump-sum payment to Mr. McCollough of $4.4 million, which is expected to be paid during the fourth quarter. Benefit payments during the three months ended May 31, 2006, were $145,000.


                                 Page 12 of 30


9. Discontinued Operations

   In the first quarter of fiscal 2007, the net loss from discontinued operations totaled $0.4 million, which is net of $0.2 million of income taxes, and related to operations of a domestic segment operation that is held for sale. In the first quarter of fiscal 2006, the net loss from discontinued operations totaled $1.2 million, which is net of $0.7 million of income taxes, and related to the sale of the assets of a domestic segment subsidiary, MusicNow, LLC, in October 2005.

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

   Net sales by reportable segment were as follows:

                                                                 Three Months Ended
                                                                       May 31
   (Amounts in millions)                                        2006           2005
   ------------------------------------------------------------------------------------
   Domestic segment......................................     $2,485.5         $2,114.7
   International segment.................................        131.5            113.2
                                                           ----------------------------
   Net sales.............................................     $2,617.0         $2,227.9
                                                             ============================


   The net earnings (loss) from continuing operations by reportable segment were as follows:

                                                                   Three Months Ended
                                                                          May 31
   (Amounts in millions)                                            2006          2005
   -------------------------------------------------------------------------------------
   Domestic segment..........................................     $  9.3        $  (5.9)
   International segment.....................................       (4.3)          (6.0)
                                                                 ----------------------
   Net earnings (loss) from continuing operations............     $  5.0        $ (11.9)
                                                                 =======================

   Total assets by reportable segment were as follows:

                                                              At May 31          At February 28
   (Amounts in millions)                                        2006                 2006
   ----------------------------------------------------------------------------------------------
   Domestic segment.....................................      $3,625.6              $3,594.4
   International segment................................         485.7                 474.6
                                                            -------------------------------------
   Total assets.........................................      $4,111.3              $4,069.0
                                                             ===================================

11.Supplemental Consolidated Statements of Cash Flows Information

   The following table summarizes supplemental cash flow information for the three months ended May 31, 2006 and 2005.

                                                                                  Three Months Ended
                                                                                        May 31
   (Amounts in millions)                                                          2006            2005
   --------------------------------------------------------------------------------------------------------
   Supplemental schedule of non-cash investing activities:
     Change in capital expenditure accrual...................................    $2.9           $(11.7)


                                 Page 13 of 30


12. Recent Accounting Pronouncements

   As discussed in Note 3,  Stock-Based  Compensation,  the company adopted SFAS
   No. 123(R) during the first quarter of fiscal 2007.

   In October 2005, the Financial  Accounting  Standards Board issued FASB Staff
   Position (FSP) No. FAS 13-1,  "Accounting  for Rental Costs Incurred During a
   Construction Period." FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during a construction period.
   The company adopted FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal 2007. The adoption of this new standard did not have a material impact on the company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

We are a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. We have two reportable segments: our domestic segment and our international segment.

Our domestic segment is primarily engaged in the business of selling  brand-name consumer electronics,  personal computers,  entertainment  software, and related
services   in  our   stores   in  the   United   States   and  via  the  Web  at
www.circuitcity.com.  At  May  31,  2006,  the  domestic  segment  operated  630
Superstores and 5 other stores in 158 U.S. media markets.

Our  international  segment,  which is comprised of the  operations of InterTAN,
Inc.,  is  primarily  engaged  in the  business  of  selling  private-label  and
brand-name   consumer   electronics  in  Canada.  The  international   segment's
headquarters  are located in Barrie,  Ontario,  Canada,  and it operates through retail stores and dealer outlets in Canada  primarily  under the trade names The
Source By Circuit CitySM,  Rogers Plus(R) and Battery Plus(R).  At May 31, 2006,
the  international  segment  conducted  business  through 951 retail  stores and dealer outlets, which consisted of 540 company-owned stores, 299 dealer outlets,
93 Rogers  Plus(R)  stores  and 19 Battery  Plus(R)  stores.  The  international segment also operates a Web site at www.thesource.ca.

Management's Discussion and Analysis (MD&A) is designed to provide the reader of financial  statements with a narrative  discussion of our results of operations;
financial  position,  liquidity  and  capital  resources;   critical  accounting
policies and significant estimates; and the impact of recently issued accounting standards. Our MD&A is presented in seven sections:

     o Executive Summary
     o Critical Accounting Policies
     o Results of Operations
     o Recent Accounting Pronouncements
     o Financial Condition
     o Fiscal 2007 Outlook
     o Forward-Looking Statements

This  discussion  should be read in  conjunction  with the Annual Report on Form
10-K for the fiscal year ended February 28, 2006, as well as our reports on Form
8-K and other publicly available information.

EXECUTIVE SUMMARY

Fiscal 2007 First Quarter Performance

o    Net sales grew 17.5  percent,  driven by a  comparable  store sales gain of
     14.6 percent. Domestic segment Web-originated sales grew 85 percent over the same period last year.


                                 Page 14 of 30


o Gross profit margin declined 57 basis points over the same period last year. The domestic segment contributed 32 basis points of the decline driven by increased promotional financing costs. The international segment contributed 25 basis points of the decline.

o SG&A expenses as a percentage of sales declined 174 basis points from the same period last year, driven by leverage of payroll as well as rent and occupancy expenses in the domestic segment. The international segment SG&A expense-to-sales ratio also improved as brand transition expenses of $11.9 million from the first quarter of fiscal 2006 were not repeated.

o Earnings from continuing operations before income taxes were 0.3 percent of sales compared with a loss from continuing operations before income taxes of 0.9 percent of sales in the same period last year.

o We reported net earnings from continuing operations of 3 cents per diluted share compared with a net loss from continuing operations of 6 cents per diluted share in the same period last year.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies under Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2006
Annual Report on Form 10-K. These policies relate to accounting for cash consideration received from vendors, the calculation of the liability for lease termination costs, accounting for goodwill and other identified intangible assets, accounting for pension plans and accounting for income taxes. We have updated our critical accounting policy for Stock-Based Compensation due to our adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based
Payment," (SFAS No. 123(R)).

Accounting for Stock-Based Compensation


We account for stock-based compensation using a fair value-based method in accordance with SFAS No. 123(R). The Black-Scholes option valuation model is used to determine the fair value of stock options at the grant date, and expense is recognized over the period in which the options vest. Option valuation models require us to make subjective assumptions, including the expected future volatility of the stock price, expected dividend yield, and expected life of the option. Changes in the subjective assumptions can materially affect the fair value estimate. We estimate the number of equity awards granted that are expected to be forfeited, recognize compensation cost based on the number of awards that are expected to vest, and subsequently adjust the estimated forfeitures to reflect actual forfeitures.


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

Reclassifications and Adjustments

We have made  revisions and  reclassifications  to our fiscal 2006 first quarter
consolidated   statement  of  operations  as  disclosed  in  Note  1,  Basis  of
Presentation, of the Notes to the Consolidated Financial Statements, included in
Item 8,  Financial  Statements and  Supplementary  Data, of our Annual Report on
Form 10-K for the fiscal  year ended  February  28,  2006.  Such  revisions  and reclassifications include the following:
o    Amounts  previously  reported as rent expense  related to  financing  lease obligations have been reclassified to interest expense.
o    Interest   income  has  been   reclassified   from  selling,   general  and
     administrative  expenses  to a  separate  line  item  on  the  consolidated statement of operations.
o    The results of a domestic segment subsidiary have been presented as results from discontinued operation.


                                 Page 15 of 30


We reclassified stock-based compensation from a separate line item on the consolidated statement of operations to selling, general and administrative expenses.

Summary of Segment Performance

Where relevant, we have included separate discussions of our domestic and international segments. The following tables summarize performance by segment.

SEGMENT PERFORMANCE SUMMARY

                                                         Three Months Ended May 31, 2006
(Amounts in millions)                               Domestic          International    Consolidated
---------------------------------------------------------------------------------------------------
Net sales......................................     $2,485.5          $131.5            $2,617.0
Gross profit...................................     $  594.9          $ 45.5            $  640.4
Selling, general and administrative
    expenses...................................     $  587.6          $ 51.8            $  639.4
Net earnings (loss) from continuing
    operations.................................     $    9.3          $ (4.3)           $    5.0


                                                         Three Months Ended May 31, 2005
(Amounts in millions)                               Domestic          International    Consolidated
---------------------------------------------------------------------------------------------------
Net sales......................................     $2,114.7          $113.2            $2,227.9
Gross profit...................................     $  512.9          $ 45.0            $  557.9
Selling, general and administrative
    expenses(a)................................     $  528.2          $ 54.8            $  583.0
Net loss from continuing operations............     $   (5.9)         $ (6.0)           $  (11.9)

(a) The company has reclassified stock-based compensation expense from a separate line item on the statement of operations to selling, general and administrative expenses, and reclassified interest income from selling, general and administrative expenses to a separate line item on the statement of operations.


Net Sales

Consolidated

For the first quarter of fiscal 2007, our net sales increased 17.5 percent to $2.62 billion, and comparable store sales increased 14.6 percent from the same period last year. A store's sales are included in comparable store sales after the store has been open for a full 12 months. Comparable store sales include
Web-originated sales and sales from relocated stores. The calculation of comparable store sales excludes the impact of fluctuations in foreign currency exchange rates.

Domestic Segment

For the first quarter of fiscal 2007, the domestic segment's net sales were $2.49 billion, an increase of 17.5 percent over the same period last fiscal year. Comparable store sales increased 15.3 percent. For the quarter, domestic segment Web-originated sales grew 85 percent, and domestic segment service revenues grew 175 percent over the same period last year. Service revenues are comprised of home theater installations and computer-related services.

The domestic segment's major product categories are

o    video,  which  includes  televisions,   imaging  products,   DVD  hardware,
     camcorders, digital cameras, digital video services, furniture, and related accessories;

o information technology, which includes personal computer hardware, personal computer services, telecommunications products and services, and related accessories;


                                 Page 16 of 30


o audio, which includes home audio products, mobile audio products, portable audio products, and related accessories; and

o    entertainment,   which  includes  movie  software,   music  software,  game
     software, game hardware and personal computer software.

The percent of domestic segment sales represented by each major product category for the periods ended May 31, 2006 and 2005 is shown below.

PERCENT OF DOMESTIC SEGMENT SALES BY CATEGORY(a)

                                                             Three Months Ended
                                                                   May 31
                                                            2006             2005
----------------------------------------------------------------------------------
Video.................................................      44%               42%
Information technology................................      29                29
Audio.................................................      16                16
Entertainment.........................................      11                13
                                                          ------------------------
Total.................................................     100%              100%
                                                          ======================

(a) Excludes extended warranty net sales and installation revenue

In the video category, we produced a double-digit comparable store sales increase in the first quarter. Total television comparable store sales increased by solid double digits, led by triple-digit comparable store sales growth in flat panel displays. Comparable store sales of digital imaging products and accessories increased by double digits. Growth in the category was partially offset by a single-digit decline in comparable store sales of camcorders and a double-digit decline in comparable store sales of DVD hardware.

In  the  information   technology  category,  we  produced  a  low  double-digit
comparable  store sales  increase in the first quarter  driven by a double-digit comparable  store  sales  increase  in PC  hardware.  Comparable  store sales of notebook computers and printers increased by double digits, and comparable store sales of  monitors  increased  by  single  digits.  Growth in the  category  was partially  offset by a low  single-digit  decrease in comparable  store sales of desktop computers.

In the audio category, we produced a double-digit comparable store sales increase in the first quarter, primarily reflecting double-digit comparable store sales growth in portable digital audio products and a triple-digit increase in portable digital audio accessories. Double-digit comparable store sales growth in mobile audio products reflects growth in navigation products.
Comparable store sales growth in portable and mobile audio products was partially offset by a mid-single-digit comparable store sales decline in home audio products.

In the entertainment category, we produced a single-digit comparable store sales increase in the first quarter, reflecting a double-digit comparable store sales increase in gaming products and PC software and a low single-digit increase in video software, partially offset by a double-digit comparable store sales decrease in music software.

The following table provides the number of our domestic segment stores:

DOMESTIC SEGMENT STORE MIX

                                                   May 31, 2006        Feb. 28, 2006         May 31, 2005
---------------------------------------------------------------------------------------------------------
Superstores...................................          630                 626                   612
Outlet and mall stores........................            5                   5                     5
                                                ----------------------------------------------------------
Total domestic segment stores.................          635                 631                   617
                                                ==========================================================

In the three months ended May 31, 2006, we relocated two Superstores and opened three new Superstores. One of the relocated Superstores replaced a store that was closed in February 2006. We opened two outlet


                                 Page 17 of 30


stores and closed two mall stores. We also completed one remodel, which consisted of rebuilding a storm-damaged store.

Extended Warranty Net Sales. The domestic segment sells extended warranty programs on behalf of unrelated third parties who are the primary obligors. The extended warranty net sales were $92.3 million, or 3.7 percent of domestic segment sales, in the first quarter of fiscal 2007, compared with $85.1 million, or 4.0 percent of domestic segment sales, in the same period last fiscal year.
An increase in gross extended warranty sales as a percent of domestic segment sales was more than offset by increased costs as a percent of domestic segment sales due to warranty plan enhancements as well as the introduction of additional value-added product offerings such as accidental damage coverage.

International Segment

The international segment's net sales increased 16.1 percent to $131.5 million for the first quarter of fiscal 2007. The effect of fluctuations in foreign currency exchange rates accounted for approximately 9 percentage points of the international segment's first quarter net sales increase. Comparable store sales increased 2.4 percent for the quarter in local currency. Sales from our dealer relationships increased 26 percent for the first quarter in local currency, and the international segment added 15 net new retail stores during the past four quarters.

INTERNATIONAL SEGMENT STORE MIX

                                                    May 31, 2006        Feb. 28, 2006         May 31, 2005
----------------------------------------------------------------------------------------------------------
Company-owned stores.............................        540                 540                   522
Dealer outlets...................................        299                 300                   330
Rogers Plus(R) stores............................         93                  93                    90
Battery Plus(R) stores...........................         19                  21                    25
                                                   ----------------------------------------------------------
Total international segment stores...............        951                 954                   967
                                                   ==========================================================


Gross Profit Margin

Consolidated

The gross profit margin was 24.5 percent of net sales in the first quarter of fiscal 2007, compared with 25.0 percent in the same period last fiscal year.

Domestic Segment

For the first quarter of fiscal 2007, the domestic segment's gross profit margin decreased 32 basis points from the same period last fiscal year. The decrease was driven primarily by increased promotional financing costs, largely related to higher interest rates, longer promotion lengths and increased penetration of sales using promotional financing. Merchandise margin was relatively unchanged from the prior year period.

International Segment

For the first  quarter of fiscal 2007,  the  international  segment gross profit margin  negatively  impacted the  consolidated  gross profit  margin by 25 basis points. The international  segment's gross profit margin in the first quarter of fiscal 2007  decreased  514 basis  points  from the same  period last year.  The
decrease   resulted   primarily   from   margin   rate   declines   in  wireless
communications.  Also, a sales mix shift from higher-margin categories,  such as batteries,  to lower-margin  categories,  such as computers,  contributed to the decline.


                                 Page 18 of 30


Selling, General and Administrative Expenses

Consolidated
                                                   Three Months Ended May 31
                                                 2006                  2005(a)
                                                      % of                    % of
(Dollar amounts in millions)                   $      Sales          $        Sales
------------------------------------------------------------------------------------
Store expenses..........................     $537.9   20.6%        $500.2     22.5%
General and administrative
     expenses...........................       88.6    3.4           77.4      3.5
Stock-based compensation
     expense............................        8.7    0.3            3.2      0.1
Relocation expenses.....................        1.5    0.1            2.0      0.1
Pre-opening expenses....................        2.6    0.1            0.2        -
                                          ------------------------------------------
Total  .................................     $639.4   24.4%        $583.0     26.2%
                                          =========================================

(a)Certain items in general and administrative expenses have been reclassified to store expenses to conform with current presentation. The company has reclassified stock-based compensation expense from a separate line item on the statement of operations to selling, general and administrative expenses, and reclassified interest income from selling, general and administrative expenses to a separate line item on the statement of operations.

Selling,  general and administrative  expenses as a percentage of sales declined
174 basis points to 24.4 percent of net sales in the first quarter of this fiscal year.

Domestic Segment

                                                   Three Months Ended May 31
                                                 2006                  2005(a)
                                                      % of                    % of
(Dollar amounts in millions)                   $      Sales          $        Sales
------------------------------------------------------------------------------------
Store expenses..........................     $496.9   20.0%        $465.9     22.0%
General and administrative
     expenses...........................       78.9    3.2           57.0      2.7
Stock-based compensation
     expense............................        7.6    0.3            3.1      0.1
Relocation expenses.....................        1.5    0.1            2.0      0.1
Pre-opening expenses....................        2.6    0.1            0.2        -
                                          ------------------------------------------
Total  .................................     $587.6   23.6%        $528.2     25.0%
                                          =========================================

(a)Certain items in general and administrative expenses have been reclassified to store expenses to conform with current presentation. The company has reclassified stock-based compensation expense from a separate line item on the statement of operations to selling, general and administrative expenses, and reclassified interest income from selling, general and administrative expenses to a separate line item on the statement of operations.

During the first quarter of fiscal 2007, the domestic segment's expense-to-sales ratio decreased 134 basis points from the same period last year. The domestic segment's improvement primarily reflects leverage of payroll as well as rent and occupancy expenses. These improvements were partially offset by incremental expenses related to investments in information systems, Circuit City Direct and innovation activities. Stock-based compensation expense increased due primarily to the introduction of a long-term incentive plan in the second quarter of fiscal 2006.


                                 Page 19 of 30


International Segment

                                                   Three Months Ended May 31
                                                 2006                  2005(a)
                                                      % of                    % of
(Dollar amounts in millions)                   $      Sales          $        Sales
------------------------------------------------------------------------------------
Store expenses..........................      $41.0   31.2%         $34.3     30.3%
General and administrative
     expenses...........................        9.7    7.4           20.3     18.0
Stock-based compensation
     expense............................        1.1    0.9            0.2      0.2
                                          ------------------------------------------
Total  .................................      $51.8   39.4%         $54.8     48.4%
                                          =========================================

(a) The company has reclassified stock-based compensation expense from a separate line item on the statement of operations to selling, general and administrative expenses, and reclassified interest income from selling, general and administrative expenses to a separate line item on the statement of operations.

The  international  segment  contributed  40 basis points to the decrease in the consolidated  expense-to-sales  ratio. For the first quarter of fiscal 2007, the international  segment's  expense-to-sales ratio decreased 904 basis points from
the  same   period  last  year.   The   international   segment's   general  and
administrative expenses in the first quarter of fiscal 2006 included expenses of
$11.9 million  associated  with the brand  transition  in Canada.  For the first quarter of fiscal 2007,  store expenses  increased 86 basis points from the same period last year,  primarily reflecting increased rent and occupancy and payroll expenses due to the addition of 15 net new stores  during the past four quarters and increased advertising expense.

Income Tax Provision

The consolidated effective income tax rate applicable to results from continuing operations was 36.2 percent for the three months ended May 31, 2006, and 38.2 percent for the three months ended May 31, 2005. The decrease in the effective tax rate is the result of the increased use of tax-exempt investments.


Net Earnings (Loss) from Continuing Operations

The net earnings from continuing operations were $5.0 million, or 3 cents per share, in the three months ended May 31, 2006, compared with a net loss from continuing operations of $11.9 million, or 6 cents per share, in the same period last fiscal year.

Net Loss from Discontinued Operations

In the first quarter of fiscal 2007, the net loss from discontinued operations totaled $0.4 million and related to operations of a domestic segment operation that is held for sale. In the first quarter of fiscal 2006, the net loss from discontinued operations totaled $1.2 million and related to the sale of the assets of a domestic segment subsidiary, MusicNow, LLC, in October 2005.

Cumulative Effect of Change in Accounting Principle

In the first quarter of fiscal 2007, we adopted SFAS No. 123(R) using the modified prospective transition method, resulting in a non-cash after-tax benefit of $1.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective March 1, 2006, we adopted SFAS No. 123(R), which requires companies to record compensation expense based on the fair value of employee stock-based compensation awards. The statement also requires that the compensation expense be recognized over the period during which the employee is required to provide service in exchange for the award. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation using a fair-value based method in accordance with SFAS No. 123, "Stock-Based


                                 Page 20 of 30


Compensation." We adopted SFAS No. 123(R) using the modified prospective transition method. The adoption of SFAS No. 123(R) did not have a material impact on our financial position, results of operations or cash flows.

In October 2005,  the  Financial  Accounting  Standards  Board issued FASB Staff
Position  (FSP) No. FAS 13-1,  "Accounting  for Rental Costs  Incurred  During a
Construction Period." FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during a construction period. We adopted FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal
2007. The adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

FINANCIAL CONDITION


Liquidity and Capital Resources

Cash Flows

Restatement of Cash Flows
As disclosed in Note 22, Quarterly  Financial Data (Unaudited),  of the Notes to
Consolidated Financial Statements,  included in Item 8, Financial Statements and
Supplementary Data, of our fiscal 2006 Annual Report on Form 10-K, we identified errors in our previously filed consolidated statement of cash flows for the quarter ended May 31, 2005, and restated the consolidated statement of cash flows for the three months ended May 31, 2005. We had classified variable rate demand notes as cash and cash equivalents, however, these notes should have been classified as short-term investments and their purchases and sales as investing activities. We incorrectly reflected bank overdrafts as a change in accounts payable in operating activities rather than in financing activities. We incorrectly included accruals for purchases of property and equipment in operating activities and investing activities. We incorrectly reflected deposits in transit as a reduction to accounts payable.

Operating Activities
We used net cash from operating activities of $151.1 million in the three months ended May 31, 2006, compared with $100.7 million in the three months ended May
31, 2005. The primary use of cash in the three months ended May 31, 2006, was an $84.9 million increase in merchandise inventory, net of merchandise payable, which was due to an increase in inventory purchases to support increased sales trends and customer encountered in-stock positions. In addition, there was a $69.5 million decrease in accrued income taxes primarily due to the payment of income taxes. The use of cash in the three months ended May 31, 2005, primarily resulted from an $84.1 million decrease in accrued income taxes due to the payment of income taxes.

Investing Activities
For the three months ended May 31, 2006, net cash provided by investing activities was $244.3 million and primarily relates to proceeds from the sales and maturities of investment securities partly offset by purchases of investment securities and purchases of property and equipment. For the three months ended
May 31, 2005, net cash used in investing activities was $181.7 million and primarily relates to purchases of investment securities.

Financing Activities
We used net cash from financing activities of $15.3 million in the three months ended May 31, 2006, compared with $51.2 million in the three months ended May
31, 2005. The primary use of cash for both periods relates to the repurchase of common stock. As of May 31, 2006, the board of directors had authorized stock repurchases of up to $800 million, of which $67.3 million remained available at May 31, 2006. We used cash to repurchase 1.7 million shares of common stock at a cost of $50.0 million during the three months ended May 31, 2006. We used cash to repurchase 5.9 million shares of common stock at a cost of $92.9 million


                                 Page 21 of 30


during the same period last fiscal year. As of May 31, 2006, we had repurchased a cumulative 49.6 million shares of common stock at a cost of $732.7 million.
Based on the market value of the common stock at May 31, 2006, the then remaining $67.3 million of the $800 million authorization would allow for the repurchase of up to approximately 1 percent of the 174.8 million shares then outstanding.

In June 2006, the board authorized a $400 million increase in the stock repurchase authorization resulting in a total stock repurchase authorization of up to $1.2 billion. Based on the market value of the common stock at May 31, 2006, the remaining $467.3 million of the $1.2 billion authorization would allow for the repurchase of up to approximately 9 percent of the 174.8 million shares then outstanding.

Also in June 2006, the board of directors authorized an increase in the company's quarterly dividend rate to 4 cents per share from the previous quarterly dividend of 1.75 cents per share on the company's common stock. The dividend change will be effective with payment of the quarterly dividend in the third quarter fiscal 2007.

Cash, Cash Equivalents and Short-term investments
At May 31, 2006, we had cash, cash equivalents and short-term investments of $634.3 million, compared with $838.0 million at February 28, 2006. During the first three months of fiscal 2007, we used $50.0 million of cash to repurchase common stock under our stock repurchase authorization. At May 31, 2005, we had cash, cash equivalents and short-term investments of $817.0 million. The year-over-year change in the cash balance primarily reflects the use of $295.6 million to repurchase common stock under our stock repurchase authorization.

Net-owned Inventory
Merchandise  inventory  increased to $1.93  billion at May 31, 2006,  from $1.70 billion  at  February  28,  2006,  driven by an  increase  in  domestic  segment inventory of $220.9 million due to an increase in inventory purchases to support increased sales trends and customer  encountered  in-stock positions.  Net-owned
inventory,   calculated  as  merchandise  inventory  less  merchandise  payable, increased by $88.1  million from  February  28,  2006,  to May 31, 2006,  due to increases in  inventory to support  strong sales trends as well as the timing of receipts of purchases.

Capital Expenditures
Capital expenditures, net of landlord reimbursements, were $33.9 million in the three months ended May 31, 2006, compared with $28.5 million in the same period last fiscal year.

Sources of Liquidity

We have a $500  million  revolving  credit  facility  secured by  inventory  and accounts  receivable.  This  facility is scheduled  to mature in June 2009.  The credit  facility  provides for a $400 million  borrowing  limit for the domestic segment and a $100 million borrowing limit for the international segment. At May
31,  2006,   short-term  borrowings  were  $22.7  million  and  related  to  our international segment. At May 31, 2006, outstanding letters of credit were $51.1 million,  leaving $426.2 million available for borrowing.  We were in compliance with all covenants at May 31, 2006.

Our primary sources of liquidity include available cash, borrowing capacity under the credit facility and landlord reimbursements. We expect that our primary sources of liquidity will be sufficient to fund capital expenditures and working capital for the foreseeable future.


FISCAL 2007 OUTLOOK

We expect to generate the following results in fiscal 2007:
o consolidated net sales growth of 7 percent to 11 percent, including domestic segment comparable store sales growth of 5 percent to 7 percent
o earnings from continuing operations before income taxes (EBT) as a percentage of sales of 2.0 percent to 2.4 percent


                                 Page 22 of 30


The outlook also includes the following expectations:
o    depreciation and amortization expense of approximately $180 million
o    incremental   expenses  related  to  investments  in  information  systems, multi-channel  capabilities  and  innovation  activities  that  will  total approximately 100 basis points as a percentage of consolidated sales
o    expenses of $34 million  related to domestic  segment store  revitalization activities including Superstore relocations, remodels and refreshes
o    consolidated   effective   income  tax  rate  applicable  to  results  from
     continuing operations of 36.2 percent
o    reduction  in domestic  net-owned  inventory of $50 million to $100 million from February 28, 2006, to February 28, 2007

Domestic segment Superstore openings and estimates are as shown in the following table. The timing of store openings depends upon a number of factors and can change during the year. We expect approximately one third of the openings to be in the 20,000 square foot format. We also plan to remodel two locations, one of which was completed in the first quarter.

Domestic Segment Superstore Openings(a)

                                               Q1     Q2     Q3      Q4     FY07
-----------------------------------------------------------------------------------
Incremental Superstores....................     3      4      7      8-10   22-24
Relocated Superstores......................     2      -      5      3-5    10-12
                                             --------------------------------------
Total expected Superstore openings.........     5      4     12     11-15   32-36
                                             ===================================

(a) First quarter openings are actual. On February 28, 2006, the company closed one store in advance of opening a replacement store in the first quarter of fiscal 2007. The replacement store is included in relocations for the first quarter of fiscal 2007.

We anticipate that capital expenditures, net of landlord reimbursements, will total approximately $280 million in fiscal 2007. Of the fiscal 2007 estimate,
o $127 million relates to store activities including new store construction, relocations, remodels, store refresh and category reset activities;
o    $118 million relates to information systems;
o    $24 million relates to distribution and other expenditures; and
o    $11 million relates to the international segment.

The fiscal 2007 outlook is based on the following assumptions:

o    continued   sales  growth  in  key  product  areas   including  flat  panel
     televisions, notebook computers, digital imaging and portable digital audio players, as well as related accessories and services
o    continued growth in Web-originated sales
o    store traffic  relatively  unchanged from the prior year, an improvement in the sales  conversion rate and an increase in the average sales dollars per ticket
o    return to profitability in the international segment
o    increased  sales from  domestic  segment new store  openings,  relocations, store refreshes and category resets
o    continued  improvement  in  the  customer  experience  that  increases  the conversion rate
o    improved customer-encountered inventory in-stock levels
o    stable competitive and macroeconomic environments

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


                                 Page 23 of 30


Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties  that could cause actual results to differ  materially  from those suggested by the  forward-looking  statements.
Although  we  believe  that  the  estimates  and  projections  reflected  in the forward-looking  statements are  reasonable,  our  expectations  may prove to be incorrect.  The retail industry and the specialty retail industry in particular, are dynamic by nature and have  undergone  significant  changes in recent years.
Our ability to anticipate and successfully respond to the continuing  challenges of our industry is key to achieving  our  expectations.  Important  factors that could cause actual  results to differ  materially  from estimates or projections contained in our forward-looking statements include the following:
o    changes in the amount and degree of  competition,  pricing and  promotional pressure exerted by current  competitors and potential new competition from competitors  using  either  similar or  alternative  methods or channels of distribution  such as the Internet,  telephone  shopping  services and mail order;
o    changes in general  economic  conditions  including,  but not  limited  to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, personal discretionary spending levels, trends in consumer retail  spending,  both in general and in our product  categories, unemployment and consumer sentiment about the economy in general;
o    the level of consumer  response to new products or product  features in the merchandise categories we sell and changes in our merchandise sales mix;
o    the impact of new products and product  features on the demand for existing products and the pricing and profit margins associated with the products we sell ;
o    significant changes in retail prices for products we sell;
o    changes in  availability  or cost of  financing  for  working  capital  and capital  expenditures,  including  financing to support  development of our business;
o    the lack of  availability  or access to sources of inventory or the loss or disruption in supply from one of our major suppliers;
o    the  impact  of  inventory  and  supply  chain  management  initiatives  on inventory levels and profitability;
o    our  inability  to  liquidate  excess  inventory  should  excess  inventory develop;
o    our inability to maintain sales and profitability  improvement programs for our Circuit City Superstores, including our store revitalization plan;
o    our ability to continue to generate strong sales growth through our direct sales channel and to generate sales and margin growth through expanded service offerings;
o    the  availability of appropriate  real estate locations for relocations and new stores;
o    the cost and timeliness of new store openings and relocations;
o    consumer  reaction to new store  locations  and changes in our store design and merchandise;
o    our ability and the ability of Chase Card Services to  successfully  market and promote the third party credit card program being offered by Chase Card
     Services;
o    the extent to which customers  respond to promotional  financing offers and the types of promotional terms we offer;
o    our ability to attract and retain an effective  management  team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;
o    the impact of initiatives related to upgrading merchandising, marketing and
     information   systems  on  revenue  and  operating  margin  and  the  costs associated with these investments;
o    changes in production or  distribution  costs or costs of materials for our advertising;
o    effectiveness  of our  advertising  and marketing  programs for  increasing consumer traffic and sales;
o    the successful implementation of our customer service initiatives;
o    the imposition of new  restrictions  or  regulations  regarding the sale of products  and/or  services  we sell,  changes in tax rules and  regulations
     applicable   to,  the   imposition  of  new   environmental   restrictions,
     regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws;
o    failure  to  successfully  implement  sales and  profitability  improvement programs for our international segment;
o    the timely  production and delivery of private-label  merchandise and level of consumer demand for those products;


                                 Page 24 of 30


o reduced investment returns or other changes relative to the assumptions for our pension plans that impact our pension expense;
o    changes in our anticipated cash flow;
o whether, when and in what amounts share repurchases may be made under our stock buyback program;
o adverse results in significant litigation matters, including the RadioShack litigation;
o customer acceptance of the re-branded company-owned stores and dealer outlets in Canada;
o currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies ;
o    the global regulatory and trade environment;
o    the disruption of global, national or regional transportation systems;
o the occurrence of severe weather events or natural disasters that could significantly damage or destroy stores or prohibit consumers from traveling to our retail locations, especially during peak holiday periods; and
o the successful execution of the initiatives to achieve revenue growth and increase operating margin and the accuracy of the assumptions underlying our projected 2007 results as discussed under "Fiscal 2007 Outlook" in MD&A.

We believe our forward-looking statements are reasonable. However, undue reliance should not be placed on forward-looking statements, which are based on current expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are  exposed  to market  risk from  potential  changes  in the  U.S./Canadian
currency  exchange  rates  as  they  relate  to  inventory   purchases  and  the
translation of our international segment's financial results.

Inventory Purchases

A portion of  InterTAN's  purchases are from vendors  requiring  payment in U.S.
dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN's management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders; exchange rates, including forecasts from major financial institutions; local news; and other economic factors. At May 31, 2006, U.S. dollar purchase orders totaled approximately $25.6 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $2.6 million for those orders. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, to the degree commercially feasible.

Translation of Financial Results

Because we translate our international segment's financial results from Canadian dollars to U.S. dollars, fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results. We do not hedge against the possible impact of this risk. A 10 percent adverse change in the foreign currency exchange rate would not have a significant impact on our consolidated results of operations or financial position.

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


                                 Page 25 of 30


executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the company's internal control over financial reporting in the quarter ended May 31, 2006, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 31, 2004, Circuit City announced a public tender offer to purchase the stock of InterTAN, Inc. Circuit City completed the acquisition and InterTAN became a wholly owned subsidiary of Circuit City on May 19, 2004. InterTAN has operated retail consumer electronics outlets under the RadioShack(R) name in Canada under a licensing agreement with a subsidiary of RadioShack Corporation.
InterTAN also has operated under two other agreements with RadioShack and its subsidiaries ("RadioShack"): a merchandising agreement and an advertising agreement.

After the March 31, 2004, announcement, RadioShack asserted early termination of all three agreements. RadioShack asserts that InterTAN failed to pay an annual fee in material breach of the advertising agreement and, alternatively, that a "without cause" termination of the advertising agreement triggers termination of the other agreements.

On April 5, 2004,  RadioShack  filed suit  against  InterTAN in Tarrant  County,
Texas,  and  amended  that suit on April 27,  2004,  and  February  4, 2005 (the
"RadioShack litigation"). InterTAN disputes the various termination scenarios alleged by RadioShack and is defending against those claims. The parties argued a RadioShack motion for partial summary judgment on February 3, 2005. On March
24, 2005, the court issued an order on that motion stating that the three agreements were terminated no later than December 31, 2004. Under the ruling, InterTAN's rights under the agreements expired June 30, 2005.

Circuit City continues to believe that RadioShack is not entitled to early termination of the agreements, that InterTAN has substantial defenses to the RadioShack claims and that RadioShack has breached the agreements by seeking early termination. There are several motions currently pending with the court, including a motion to reconsider prior rulings. InterTAN intends to continue defending the claims and exercise its rights under the agreements, as well avail itself of any and all rights to appeal.

Because of the ongoing legal conflict with RadioShack, Circuit City has taken steps to position its Canadian operations for continued success, regardless of the outcome of this litigation. Circuit City believes that the outcome of this litigation will not have a material adverse effect on the company's financial condition or results of operations.

ITEM 1A. RISK FACTORS

In  addition  to the other  information  set forth in this  report,  you  should carefully  consider the factors  discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2006, which could materially  affect our business,  financial  condition or future results.  There have been no  material  changes  to those risk  factors  since we filed our 2006
Annual  Report on Form 10-K.  The risks  described in our Annual  Report on Form
10-K  are  not  the  only  risks  facing  our  company.   Additional  risks  and
uncertainties  not  currently  known  to us or  that  we  currently  deem  to be
immaterial  also  may  materially  adversely  affect  our  business,   financial
condition and/or operating results.


                                 Page 26 of 30


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended May 31, 2006:

                                                                                                                     Approximate
                                                                                              Total Number         Dollar Value of
                                                                                                of Shares            Shares that
                                                                              Average        Purchased as            May Yet Be
                                                       Total Number            Price        Part of Publicly         Purchased
                                                        of Shares              Paid             Announced              Under
(Amounts in millions except per share data)              Purchased            per Share           Program           the Program(a)
-----------------------------------------------------------------------------------------------------------------------------------
March 1 - March 31, 2006.........................             -               $    -                  -                  $117.3
April 1 - April 30, 2006.........................           1.7               $28.92                1.7                  $ 67.3
May 1 - May 31, 2006.............................             -               $    -                  -                  $ 67.3
                                                     -----------------                      -----------------
Total fiscal 2007 first quarter..................           1.7               $28.92                1.7
                                                     =================                      =================

(a) In January 2003, the company announced that the board of directors had authorized the repurchase of up to $200 million of common stock. In June 2004, the company announced a $200 million increase in its stock repurchase authorization, raising the repurchase capacity to $400 million. In March 2005, the company announced a $400 million increase in its stock repurchase authorization, raising the repurchase capacity to $800 million. At May 31, 2006, $67.3 million remained available for stock repurchases under the $800 million stock repurchase authorization. In June 2006, the company announced a $400 million increase in its stock repurchase authorization, raising the repurchase capacity to $1.2 billion. There is no expiration date under the authorization.

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

      Material Contracts

      10.1     Schedule of Non-Employee Director Compensation,  filed as Exhibit
               10.1 to the company's Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.2 Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, filed as Exhibit 10.2 to the company's Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.3 Letter Agreement between Circuit City Stores, Inc. and Fiona P. Dias, filed as Exhibit 10.3 to the company's Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.4 Form of Performance Accelerated Restricted Stock Award letter, filed as Exhibit 10.4 to the company's Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.5     Form of  Time-Based  Restricted  Stock  Award  letter,  filed  as
               Exhibit 10.5 to the company's Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

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


                            CIRCUIT CITY STORES, INC.
                            (Registrant)



                            By: /s/ Philip J. Schoonover
                                ------------------------------
                                Philip J. Schoonover
                                Chairman, President and Chief Executive Officer



                            By: /s/ Michael E. Foss
                                --------------------------------------
                                Michael E. Foss
                                Executive Vice President and
                                Chief Financial Officer



                            By: /s/ Philip J. Dunn
                                --------------------------------------
                                Philip J. Dunn
                                Senior Vice President, Treasurer,
                                Controller and
                                Chief Accounting Officer



July 10, 2006

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

      Material Contracts

      10.1     Schedule of Non-Employee Director Compensation,  filed as Exhibit
               10.1 to the company's Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.2 Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, filed as Exhibit 10.2 to the company's Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.3 Letter Agreement between Circuit City Stores, Inc. and Fiona P. Dias, filed as Exhibit 10.3 to the company's Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.4 Form of Performance Accelerated Restricted Stock Award letter, filed as Exhibit 10.4 to the company's Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

      10.5     Form of  Time-Based  Restricted  Stock  Award  letter,  filed  as
               Exhibit 10.5 to the company's Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

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