Form 10-Q
period 2006-08-31
CIRCUIT CITY STORES INC
filed 2006-10-10
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2006
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No |X|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at September 30, 2006
Common Stock, par value $0.50                                175,160,748


A Table of Contents is included on Page 2 and an Exhibit Index is included on Page 33.


                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Statements of Operations -
                     Three Months and Six Months Ended August 31, 2006 and 2005                                       3

                     Consolidated Balance Sheets -
                     August 31, 2006, and February 28, 2006                                                           4

                     Consolidated Statements of Cash Flows -
                     Six Months Ended August 31, 2006 and 2005                                                        5

                     Notes to Consolidated Financial Statements                                                       6

      Item 2.     Management's Discussion and Analysis of Financial Condition

                  and Results of Operations                                                                          16

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                         29

      Item 4.     Controls and Procedures                                                                            29

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                                                                  30

      Item 1A.    Risk Factors                                                                                       30

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                                        30

      Item 4.     Submission of Matters to a Vote of Security Holders                                                31

      Item 6.     Exhibits                                                                                           31

SIGNATURES                                                                                                           32

EXHIBIT INDEX                                                                                                        33


                                  Page 2 of 33


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)


                                                                 Three Months Ended                    Six Months Ended
                                                                      August 31                            August 31
                                                              2006               2005                2006             2005
                                                           ------------      ------------       ------------      -------------
Net sales                                                  $  2,839,193      $   2,557,091      $  5,456,166      $   4,784,941
Cost of sales, buying and warehousing                         2,163,354          1,947,449         4,139,950          3,617,407
                                                           ------------      -------------      ------------      -------------
Gross profit                                                    675,839            609,642         1,316,216          1,167,534
Selling, general and administrative expenses                    662,791            608,099         1,302,159          1,191,107
                                                           ------------      -------------      ------------      -------------
Operating income (loss)                                          13,048              1,543            14,057            (23,573)
Interest income                                                   5,794              4,602            12,840             10,894
Interest expense                                                    113                215               325                630
                                                           ------------      -------------      ------------      -------------
Earnings (loss) from continuing operations
     before income taxes                                         18,729              5,930            26,572            (13,309)
Income tax provision (benefit)                                    7,350              2,065            10,187             (5,291)
                                                           ------------      -------------      ------------      -------------
Net earnings (loss) from continuing operations                   11,379              3,865            16,385             (8,018)
Loss from discontinued operations, net of tax                    (1,338)            (2,517)           (1,745)            (3,743)
Cumulative effect of change in accounting
    principle, net of tax                                             -                  -             1,773                  -
                                                           ------------      -------------      ------------      -------------
Net earnings (loss)                                        $     10,041      $       1,348      $     16,413      $     (11,761)
                                                           ============      =============      ============      =============

Weighted average common shares:
    Basic                                                       169,973            179,057           170,514            181,893
    Diluted                                                     174,659            181,801           175,458            181,893

Earnings (loss) per share:
    Basic:
       Continuing operations                               $      0.07       $       0.02       $       0.10      $      (0.04)
       Discontinued operations                             $     (0.01)      $      (0.01)      $      (0.01)     $      (0.02)
       Cumulative effect of change in
           accounting principle                            $         -       $          -       $       0.01      $          -
       Net earnings (loss)                                 $      0.06       $       0.01       $       0.10      $      (0.06)

    Diluted:
       Continuing operations                               $      0.07       $       0.02       $       0.09      $      (0.04)
       Discontinued operations                             $     (0.01)      $      (0.01)      $      (0.01)     $      (0.02)
       Cumulative effect of change in
           accounting principle                            $         -       $          -       $       0.01      $          -
       Net earnings (loss)                                 $      0.06       $       0.01       $       0.09      $      (0.06)


    Cash dividends paid per share                          $     0.0175      $      0.0175      $     0.0350      $      0.0350


See accompanying notes to consolidated financial statements.


                                  Page 3 of 33



                   Circuit City Stores, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                        August 31, 2006       February 28, 2006
                                                                                        ---------------       -----------------
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $      296,130        $     315,970
Short-term investments                                                                         303,455              521,992
Accounts receivable, net of allowance for doubtful accounts                                    303,085              220,869
Merchandise inventory                                                                        1,849,480            1,698,026
Deferred income taxes                                                                           32,818               29,598
Income tax receivable                                                                            1,685                5,571
Prepaid expenses and other current assets                                                       57,870               41,315
                                                                                        --------------        -------------

Total current assets                                                                         2,844,523            2,833,341

Property and equipment, net of accumulated depreciation of
     $1,252,988 and $1,179,481                                                                 884,626              839,356
Deferred income taxes                                                                          101,478               97,889
Goodwill                                                                                       229,055              223,999
Other intangible assets, net of accumulated amortization of
     $11,067 and $6,123                                                                         26,630               30,372
Other assets                                                                                    43,572               44,087
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    4,129,884        $   4,069,044
                                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Merchandise payable                                                                     $      982,980        $     850,359
Expenses payable                                                                               288,874              202,300
Accrued expenses and other current liabilities                                                 415,587              464,511
Accrued income taxes                                                                             3,050               75,909
Short-term debt                                                                                 31,661               22,003
Current installments of long-term debt                                                           7,178                7,248
                                                                                        --------------        -------------

Total current liabilities                                                                    1,729,330            1,622,330

Long-term debt, excluding current installments                                                  48,191               51,985
Accrued straight-line rent and deferred rent credits                                           260,173              256,120
Accrued lease termination costs                                                                 72,860               79,091
Deferred income taxes                                                                            2,127                    -
Other liabilities                                                                              101,950              104,885
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                           2,214,631             2,114,411
                                                                                        -------------         -------------
Commitments and contingent liabilities

Stockholders' equity:
Common stock, $0.50 par value;
     525,000,000 shares authorized; 173,972,371 shares
     issued and outstanding at August 31, 2006
     (174,789,390 at February 28, 2006)                                                         86,986               87,395
Capital in excess of par value                                                                 402,199              458,211
Retained earnings                                                                            1,374,995            1,364,740
Accumulated other comprehensive income                                                          51,073               44,287
                                                                                        --------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                                   1,915,253            1,954,633
                                                                                        --------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    4,129,884        $   4,069,044
                                                                                        ==============        =============
See accompanying notes to consolidated financial statements.


                                  Page 4 of 33


                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Six Months Ended
                                                                                                      August 31
                                                                                             2006                   2005
                                                                                        --------------         ------------
                                                                                                             (Restated - Note 2)
Operating Activities:
Net earnings (loss)                                                                    $       16,413          $    (11,761)
Adjustments to reconcile net earnings (loss) to net cash (used in)
      provided by operating activities:
       Net loss from discontinued operations                                                    1,745                 3,743
       Depreciation expense                                                                    86,328                78,795
       Amortization expense                                                                     4,696                 1,558
       Stock-based compensation expense                                                        16,393                 9,502
       Loss (gain) on dispositions of property and equipment                                      618                (1,779)
       Provision for deferred income taxes                                                    (12,948)                 (910)
       Cumulative effect of change in accounting principle                                     (1,773)                    -
       Other                                                                                      944                  (514)
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                               (67,205)               50,065
       Merchandise inventory                                                                 (147,419)             (204,593)
       Prepaid expenses and other current assets                                              (19,400)              (32,756)
       Other assets                                                                               660                  (333)
       Merchandise payable                                                                    131,333               225,756
       Expenses payable                                                                        45,561                21,520
       Accrued expenses, other current liabilities and accrued income taxes                  (116,176)             (111,079)
       Other long-term liabilities                                                             (8,789)              (15,171)
                                                                                       --------------          ------------
Net cash (used in) provided by operating activities of continuing operations                  (69,019)               12,043
                                                                                       --------------          ------------
Investing Activities:
--------------------
Purchases of property and equipment                                                          (113,472)             (131,650)
Proceeds from sales of property and equipment                                                  10,524                32,260
Purchases of investment securities                                                           (284,190)             (427,863)
Sales and maturities of investment securities                                                 502,213               253,575
Other investing activities                                                                     (9,864)                    -
                                                                                       --------------          ------------
Net cash provided by (used in) investing activities of continuing
       operations                                                                             105,211              (273,678)
                                                                                       --------------          ------------
Financing Activities:
--------------------
Proceeds from short-term borrowings                                                            26,749                16,417
Principal payments on short-term borrowings                                                   (17,774)                    -
Principal payments on long-term debt                                                           (4,230)                 (702)
Change in overdraft balances                                                                   18,089               (45,640)
Excess tax benefit from stock-based payments                                                   11,105                     -
Repurchases of common stock                                                                  (117,129)             (196,270)
Issuances of common stock                                                                      38,453                22,417
Dividends paid                                                                                 (6,156)               (6,517)
Redemption of preferred share purchase rights                                                       -                (1,876)
                                                                                       --------------          ------------
Net cash used in financing activities of continuing operations                                (50,893)             (212,171)
                                                                                       --------------          ------------
Discontinued Operations:
-----------------------
Operating cash flows                                                                           (5,117)               (5,006)
Investing cash flows                                                                                -               (13,438)
                                                                                       --------------          ------------
Net cash used in discontinued operations                                                       (5,117)              (18,444)
                                                                                       --------------          ------------
Effect of exchange rate changes on cash                                                           (22)                  229
                                                                                       --------------          ------------
Decrease in cash and cash equivalents                                                         (19,840)             (492,021)
Cash and cash equivalents at beginning of year                                                315,970               879,660
                                                                                       --------------          ------------
Cash and cash equivalents at end of period                                             $      296,130         $     387,639
                                                                                       ==============         =============
See accompanying notes to consolidated financial statements.


                                  Page 5 of 33




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

     The  domestic  segment  is  primarily  engaged in the  business  of selling
     brand-name  consumer   electronics,   personal   computers,   entertainment
     software,  and related services in Circuit City stores in the United States and via the Web at www.circuitcity.com  and www.firedog.com.  At August 31,
     2006, the company's  domestic  segment operated 632 Superstores and 5 other stores in 158 U.S. media markets.

     The  international  segment,  which  is  comprised  of  the  operations  of
     InterTAN,   Inc.,   is  primarily   engaged  in  the  business  of  selling
     private-label   and  brand-name   consumer   electronics  in  Canada.   The
     international  segment's  headquarters  are  located  in  Barrie,  Ontario,
     Canada,  and it operates through retail stores and dealer outlets in Canada primarily  under the trade  names The  Source  By  Circuit  CitySM,  Rogers
     Plus(R) and Battery Plus(R). At August 31, 2006, the international  segment conducted  business  through 949 retail  stores and dealer  outlets,  which consisted  of 541  company-owned  stores,  298  dealer  outlets,  92 Rogers
     Plus(R) stores and 18 Battery Plus(R)  stores.  The  international  segment also operates a Web site at www.thesource.ca.

     In accordance  with the Amending  Agreement  dated March 27, 2004,  between
     Rogers Wireless Inc. ("Rogers") and InterTAN Canada Ltd., Rogers has notified InterTAN that they do not intend to continue the existing arrangement with respect to InterTAN's operation of the Rogers Plus(R) stores after December 31, 2006. Under the Amending Agreement, Rogers will pay to InterTAN, among other amounts, in each of 2007, 2008 and 2009 an amount equal to the average of the annual volume rebate attributable to the Rogers Plus(R) stores paid to InterTAN in 2005 and 2006. Exit costs related to the transition are expected to be inconsequential.

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

     Reclassifications and Adjustments: The company has made revisions and reclassifications to its fiscal 2006 consolidated statement of operations as disclosed in Note 1, Basis of Presentation, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the company's fiscal 2006 Annual Report on Form
     10-K. Such revisions and reclassifications include the following:


     o Amounts previously reported as rent expense related to financing lease obligations have been reclassified to interest expense.
     o Interest income has been reclassified from selling, general and administrative expenses to a separate line item on the consolidated statement of operations.
     o The results of a domestic segment operation that is held for sale and a domestic segment subsidiary, MusicNow, LLC, have been presented as results from discontinued operations.


                                  Page 6 of 33


     During the first quarter of fiscal 2007,  the company  reclassified  fiscal
     2006 stock-based compensation expense from a separate line item on the consolidated statement of operations to selling, general and administrative expenses.

2.   Restatement of Cash Flows

     As disclosed in Note 22, Quarterly Financial Data (Unaudited), of the Notes
     to  Consolidated  Financial  Statements,  included  in  Item  8,  Financial
     Statements  and  Supplementary  Data, of the  company's  fiscal 2006 Annual
     Report on Form 10-K, the company  identified errors in its previously filed consolidated  statement  of cash flows for the six months  ended August 31,
     2005,  and  restated the  consolidated  statement of cash flows for the six months ended  August 31, 2005.  The company had  classified  variable  rate demand notes as cash and cash equivalents; however, these notes should have been classified as short-term  investments and their purchases and sales as investing activities.  The company incorrectly reflected bank overdrafts as a change  in  accounts  payable  in  operating  activities  rather  than in
     financing  activities.   The  company  incorrectly  included  accruals  for
     purchases of property and equipment in operating  activities  and investing activities.  The  company  incorrectly  reflected  deposits in transit as a reduction to accounts payable.

     In addition, the company sold the assets of a domestic segment subsidiary, MusicNow, LLC, during the third quarter of fiscal 2006 and began holding the assets of a domestic segment operation for sale during the fourth quarter of fiscal 2006. The cash flow activities related to MusicNow, LLC, and the domestic segment operation have been reclassified and reported separately as cash flows from discontinued operations.

     The following table summarizes the cash flow activities as previously reported for the six months ended August 31, 2005, compared with the revised cash flow activities to reflect the errors and cash flows from discontinued operations.

                                                                          Six Months Ended
     (Amounts in millions)                                                 August 31, 2005
     --------------------------------------------------------------------------------------------
     Operating cash flows as previously reported..................             $ (46.1)
     Operating cash flows as revised..............................             $  12.0

     Investing cash flows as previously reported..................             $ (65.3)
     Investing cash flows as revised..............................             $(273.7)

     Financing cash flows as previously reported..................             $(166.5)
     Financing cash flows as revised..............................             $(212.2)

     Discontinued operations cash flows as previously
        reported..................................................             $     -
     Discontinued operations cash flows as revised................             $ (18.4)

     Decrease in cash and cash equivalents as
        previously reported.......................................             $(277.7)
     Decrease in cash and cash equivalents as revised............              $(492.0)

3.   Stock-Based Compensation

     Effective  March 1,  2006,  the  company  adopted  Statement  of  Financial
     Accounting Standards No. 123 (revised 2004),  "Share-Based  Payment," (SFAS
     No. 123(R)), using the modified prospective transition method. Prior to the adoption  of  SFAS  No.  123(R),  the  company  accounted  for  stock-based compensation  using a fair  value-based  method in accordance with SFAS No.
     123,  "Stock-Based   Compensation."  Because  the  fair  value  recognition
     provisions of SFAS No. 123 and SFAS No. 123(R) were  materially  consistent under the company's  stock-based  incentive plans, the adoption of SFAS No.
     123(R) did not have a material impact on the company's  financial position, results of operations or cash flows.


                                  Page 7 of 33

     Under SFAS No. 123(R), companies are required to report excess tax benefits as a financing cash inflow rather than as a reduction of taxes paid.  Under
     SFAS  No.  123,   benefits  of  tax  deductions  in  excess  of  recognized
     compensation costs were reported as operating cash flows.

     SFAS No. 123(R) requires companies to estimate the number of equity awards granted that are expected to be forfeited, recognize compensation cost based on the number of awards that are expected to vest, and subsequently adjust estimated forfeitures to reflect actual forfeitures. Under SFAS No.
     123, the company recognized forfeitures when they occurred. During the first quarter of fiscal 2007, the company recorded an after-tax benefit of $1.8 million, $2.8 million pretax, as a cumulative effect of a change in accounting principle to adjust for awards granted prior to March 1, 2006, that are not expected to vest.

     Under  the  company's  stock-based  incentive  plans,   nonqualified  stock
     options,  nonvested  stock,  nonvested  stock units and other  equity-based awards  may be  granted  to  management,  key  employees  and  non-employee directors. The company previously referred to nonvested stock as restricted stock and nonvested  stock units as restricted  stock units.  At August 31,
     2006,  3.5 million  shares of common stock were available for future grants of options,  nonvested stock or nonvested stock units. Upon the exercise of stock options,  the grant of nonvested stock, or the vesting of or lapse of restrictions  on  nonvested  stock  units,  common  shares are issued  from authorized and unissued shares.

     Stock-based compensation cost is recorded in cost of sales, buying and warehousing or selling, general and administrative expenses depending on the classification of the related Associate's payroll cost. Compensation cost for stock-based incentive plans is summarized in the table below.

                                                                       Three Months Ended                   Six Months Ended
                                                                            August 31                           August 31
     (Amounts in millions)                                             2006           2005               2006            2005
     -----------------------------------------------------------------------------------------           ----------------------
     Compensation cost recognized:
        Stock options...........................................       $2.6            $3.4               $ 7.0          $  6.2
        Nonvested stock and nonvested stock units...............        5.1             3.1                 9.3             3.3
        Phantom stock...........................................        0.1                -                1.2              -
        Employee stock purchase plan............................        0.2             0.1                 0.4             0.3
        Other...................................................          -             0.1                 0.1             0.2
                                                                      ------------------------           ----------------------
             Total compensation cost recognized.................       $8.0            $6.7               $18.0           $10.0
                                                                      ========================           ======================
     Tax benefit recognized.....................................       $2.8            $2.4               $ 6.1           $ 3.5

     (A) Stock  Options:  The exercise  price for  nonqualified  options must be equal to, or greater  than,  the market  value at the grant  date.  Options generally are  exercisable  over a period of one year to ten years from the grant date. The company values stock options issued using the Black-Scholes option-pricing  model and  recognizes  this  value as an  expense  over the period in which the  options  vest.  Option  valuation  models  require the
     company  to  make  subjective   assumptions.   Changes  in  the  subjective
     assumptions  can materially  affect the fair value  estimate.  The expected stock  volatility  assumption  is based  on  historical  volatility  of the company's  stock.  The expected  dividend yield is based on expected annual dividends  and the market value of the  company's  stock on the grant date.
     The expected life  represents  the period of time that options  granted are expected  to be  outstanding  and is  primarily  based  on  the  historical exercise experience and post-vesting employment termination behavior of the company's  Associates.  The company evaluates  historical exercise behavior for two separate groups based on the  Associate's  position in the company.
     During  the first  quarter  of fiscal  2007,  a stock  option  grant with a vesting period of five years was made to the chairman,  president and chief executive officer.  Due to the lack of historical  exercise behavior for an option with  similar  vesting  provisions,  the company  used a  simplified method to  estimate  the  expected  life of the  grant.  An  average of the award's  weighted  average  vesting  period  and its  contractual  term was calculated  and  resulted in an  expected  life of 7 years.  The  risk-free interest rate is based on the U.S.  Treasury Strip rate posted at the grant date for the expected term of the option.


                                  Page 8 of 33


     The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               Three Months Ended                  Six Months Ended
                                                                    August 31                          August 31
                                                             2006             2005               2006             2005
     -------------------------------------------------------------------------------------      -----------------------
     Expected dividend yield..........................       0.6%             0.4%               0.3%             0.4%
     Expected stock volatility........................        52%              60%                61%              60%
     Risk-free interest rates.........................         6%               4%                 5%               4%
     Expected lives (in years)........................         5                5                  7                5

     Using these assumptions in the Black-Scholes model, the weighted average fair value of options granted was $13.31 per share for the three months ended August 31, 2006, and $14.94 per share for the six months ended August
     31, 2006. The weighted average fair value of options granted was $8.66 per share for the three months ended August 31, 2005, and $8.58 per share for the six months ended August 31, 2005.

     The total intrinsic value of options exercised was $15.9 million for the three months ended August 31, 2006, and $38.3 million for the six months ended August 31, 2006. The total intrinsic value of options exercised was $10.9 million for the three months ended August 31, 2005, and $17.6 million for the six months ended August 31, 2005. The tax benefits realized from stock options exercised were $2.2 million for the three months ended August
     31, 2006, and $8.7 million for the six months ended August 31, 2006. The tax benefits realized from stock options exercised were $1.3 million for the three months ended August 31, 2005, and $2.4 million for the six months ended August 31, 2005.

     The fair value of stock options that vested was $8.6 million for the three months ended August 31, 2006, and $10.8 million for the six months ended
     August 31, 2006. The fair value of stock options that vested was $5.1 million for the three months ended August 31, 2005, and $12.6 million for the six months ended August 31, 2005. Total unrecognized compensation cost related to unvested stock options at August 31, 2006, was $31.9 million and is expected to be recognized over a weighted average period of 2 years.

     The company's stock option activity is summarized in the table below.

                                                                                               Weighted
                                                                                                Average
                                                                            Weighted           Remaining              Aggregate
                                                          Shares             Average        Contractual Life        Intrinsic Value
                                                      (in thousands)      Exercise Price        (in years)           (in millions)
-----------------------------------------------------------------------------------------------------------------------------------
     Outstanding at February 28, 2006.................    14,109              $16.41
     Granted..........................................     1,105              $24.32
     Exercised........................................    (1,439)             $11.86
     Forfeited or expired.............................      (225)                                $15.37
                                                       ---------
     Outstanding at May 31, 2006......................    13,550              $17.55
     Granted..........................................        91              $27.16
     Exercised........................................    (1,414)             $14.82
     Forfeited or expired.............................       (23)                                $16.71
                                                       ---------
     Outstanding at August 31, 2006...................    12,204              $17.94              5.2                   $   73.7
                                                       =========
     Options exercisable at August 31, 2006...........     8,795              $17.49              3.7                   $   57.2

     (B) Nonvested Stock and Nonvested Stock Units: Under the company's stock-based incentive plans, shares of nonvested stock are granted in the name of an employee or a non-employee director, who has all the rights of a shareholder, including the right to receive dividends, subject to certain restrictions and possible forfeitures. Restrictions on nonvested stock generally expire one year to four years from the grant date, when the stock typically becomes fully vested. Beginning June 2005, certain awards made to employees who are named executive officers in the proxy statement for the fiscal year-end prior to the completion of the service condition also are subject to a market condition. The market condition could


                                  Page 9 of 33


     extend the vesting period up to an additional three years and could result in the awards being forfeited if the market condition is not satisfied. The fair value of nonvested stock is the market value on the grant date, which is expensed over the vesting period.

     The weighted average fair value of nonvested stock granted was $26.55 per share for the three months ended August 31, 2006, and $24.03 per share for the six months ended August 31, 2006. The weighted average fair value of nonvested stock granted was $16.95 per share for the three months and six months ended August 31, 2005. A portion of the outstanding nonvested stock awards is performance-accelerated shares that are eligible for accelerated vesting if the company achieves earnings from continuing operations before income taxes as a percentage of sales targets in fiscal 2007, fiscal 2008 or fiscal 2009. If vesting is not accelerated, the shares vest on July 1, 2009 except for awards to the named executive officers in the proxy statement immediately prior to that date that are subject to the market condition.

     The company also issues nonvested stock units. Nonvested stock units are granted in the name of an employee or a non-employee director. Once granted, nonvested stock units are eligible for dividends but have no voting rights. The nonvested stock units are redeemed for company stock once the vesting period and any applicable deferral restrictions have been satisfied. The fair value of nonvested stock units is the market value on the grant date. Compensation cost is recognized over the vesting period, which is generally one year to three years. The weighted average fair value of nonvested stock units granted was $26.88 per share for the three months and six months ended August 31, 2006. The weighted average fair value of nonvested stock units granted was $16.62 per share for the three months and six months ended August 31, 2005.

     The fair value of nonvested stock and nonvested stock units that vested was $0.7 million for the three months ended August 31, 2006, and $0.8 million for the six months ended August 31, 2006. The fair value of nonvested stock and nonvested stock units that vested was $0.4 million for the three months ended August 31, 2005, and $2.2 million for the six months ended August 31, 2005. Total unrecognized compensation cost related to nonvested stock and nonvested stock units at August 31, 2006, was $56.0 million and is expected to be recognized over a weighted average period of 3 years. If nonvested stock or nonvested stock units are forfeited or cancelled, the shares issued as nonvested stock or the shares reserved for the nonvested stock units are available for future granting.

     The company's nonvested stock and nonvested stock unit activity is summarized in the table below.

                                                                             Weighted
                                                                              Average           Intrinsic
                                                          Shares            Grant Date            Value
                                                      (in thousands)        Fair Value        (in millions)
     ------------------------------------------------------------------------------------------------------
     Nonvested at February 28, 2006..............         3,825               $17.08
     Granted.....................................           491               $25.44
     Vested......................................           (10)              $12.26
     Forfeited...................................          (231)              $16.95
                                                        -------
     Nonvested at May 31, 2006...................         4,075               $18.11
     Granted.....................................           483               $26.57
     Vested......................................           (64)              $11.40
     Forfeited...................................           (76)              $18.13
                                                        -------
     Nonvested at August 31, 2006................         4,418               $19.13               $104.3
                                                          =====

     (C) Phantom Stock Program: The company issues phantom stock units through a long-term incentive program. An Associate does not receive rights of a shareholder, nor is any stock transferred. The value of one unit is based on the market value of one share of common stock on the vesting date. The units will be paid out in cash at the end of the two year vesting period.
     The cost of the grants is recognized over the vesting period, and the related liability is included in accrued expenses and other current liabilities on the consolidated balance sheets. At August 31, 2006, 0.2 million phantom stock units were outstanding. No

                                 Page 10 of 33

     phantom stock units were granted during the three months and six months ended August 31, 2006, and the three months and six months ended August 31, 2005.

     (D)  Employee  Stock  Purchase  Plan:  The company  has an  employee  stock
     purchase  plan  for  all  domestic   segment   employees   meeting  certain
     eligibility  criteria.  Under the plan,  eligible employees may, subject to certain  limitations,  purchase shares of common stock. The company matches
     $0.15 for each $1.00 contributed by employees.  Purchases are limited to 10 percent of an employee's eligible compensation,  up to a maximum of $13,000 per year.  The company has  authorized  18.5 million shares of common stock for  purchase  under the plan.  At August 31,  2006, a total of 1.5 million shares  remained  available  under the plan. The number of shares of common stock  that were  issued to or  purchased  on the open  market on behalf of employees  was 0.1 million for the three months and six months ended August
     31,  2006.  The  number of shares of common  stock  that were  issued to or purchased on the open market on behalf of employees was 0.1 million for the three  months  ended  August 31,  2005,  and 0.2 million for the six months ended  August  31,  2005.  The  average  price per  share of  common  stock purchased  under the plan was $25.50 for the three  months ended August 31,
     2006, $27.21 for the six months ended August 31, 2006, $17.43 for the three months ended  August 31,  2005,  and $16.77 for the six months ended August
     31,  2005.  The  obligation  for the  company  match is included in accrued expenses and other current liabilities on the consolidated balance sheets.

4.   Comprehensive Income (Loss)

     The components of the company's comprehensive income (loss) consist of the net earnings (loss) and foreign currency translation adjustments. Foreign currency translation adjustments are recorded net of deferred income taxes directly as a component of stockholders' equity.

     The components of comprehensive income (loss), net of taxes, were as follows:

                                                                       Three Months Ended                   Six Months Ended
                                                                            August 31                           August 31
     (Amounts in millions)                                            2006            2005               2006            2005
     -----------------------------------------------------------------------------------------          ------------------------
     Net earnings (loss)........................................      $10.0          $  1.3               $16.4        $(11.8)
     Foreign currency translation...............................       (0.9)           12.8                 6.8           8.5
                                                                     -------------------------          ------------------------
     Comprehensive income (loss)................................     $  9.1           $14.1               $23.2        $ (3.3)
                                                                     =========================          ========================

5.   Net Earnings (Loss) Per Share

     The following table presents a reconciliation of the denominators used in the net earnings (loss) per share calculations.

                                                                       Three Months Ended                   Six Months Ended
                                                                            August 31                           August 31
     (Shares in millions)                                             2006            2005               2006            2005
     -----------------------------------------------------------------------------------------           -----------------------
     Weighted average common shares.............................      170.0           179.1               170.5           181.9
     Dilutive potential common shares:
         Options................................................        3.2             2.5                 3.5               -
         Nonvested stock and nonvested stock units..............        1.5             0.2                 1.5               -
                                                                     -------------------------           -----------------------
     Weighted average common shares and potentially
         dilutive common equivalent shares......................      174.7           181.8               175.5           181.9
                                                                     =========================           =======================

     For the three months and six months ended August 31, 2006, and the three months ended August 31, 2005, the computations of potentially dilutive common equivalent shares excluded certain options to purchase shares of common stock because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Shares excluded were as follows:


                                 Page 11 of 33

                                                                          At August 31
     (Shares in millions)                                             2006            2005
     -----------------------------------------------------------------------------------------
     Options to purchase common stock...........................        1.1             5.5

     For the six months ended August 31, 2005,  15.7 million  stock  options and
     5.4 million shares of nonvested stock and nonvested stock units were excluded from the calculation of diluted net loss per share because the company reported a loss from continuing operations.

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

     The accrual for lease termination costs for the domestic segment includes the following activity:

                                                                                           Six Months Ended
                                                                                                August 31
     (Amounts in millions)                                                                2006            2005
     --------------------------------------------------------------------------------------------------------------
     Accrued lease termination costs at beginning of period......................        $110.0           $128.2
     Provisions for closed locations.............................................           1.2              1.9
     Changes in assumptions about future sublease income and
         terminations............................................................           4.1              4.4
     Interest accretion..........................................................           4.6              5.5
     Cash payments, net of cash received on subleased locations..................         (16.7)           (26.2)
                                                                                      -----------------------------
     Accrued lease termination costs at end of period............................         103.2            113.8
     Less current portion of accrued lease termination costs.....................          30.3             38.6
                                                                                      -----------------------------
     Non-current portion of accrued lease termination costs......................      $   72.9          $  75.2
                                                                                      =============================


     The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities, and the non-current portion is presented separately on the consolidated balance sheets.

7.   Common Stock Repurchased

     In June 2006,  the company's  board of directors  authorized a $400 million
     increase  in  its  stock   repurchase   authorization   for  an   aggregate
     authorization of $1.2 billion,  of which $400.3 million remained  available at August 31, 2006. As of August 31, 2006, the company had repurchased 52.1 million  shares of  common  stock at a cost of  $799.7  million,  excluding commission  fees,  cumulatively  since  inception  of the stock  repurchase program.

     The company's stock repurchase activity for the three months and six months ended August 31, 2006, was as follows:

                                                                         Three Months Ended            Six Months Ended
     (Amounts in millions)                                                 August 31, 2006              August 31, 2006
     ------------------------------------------------------------------------------------------------------------------
     Total number of shares repurchased...........................               2.6                          4.3
     Cost, excluding commission fees..............................             $67.0                       $117.0


                                 Page 12 of 33

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

     On December 22, 2005, the benefit  restoration plan was amended to allow W.
     Alan McCollough to elect to receive a lump-sum payment following his retirement. Mr. McCollough received additional age and service credit under the benefit restoration plan, which is expected to result in Mr. McCollough receiving the maximum benefit payable under the plan.

     The components of the net pension expense (income) for the plans were as follows:

                                                                  Three Months Ended                   Six Months Ended
                                                                        August 31                          August 31
     (Amounts in thousands)                                      2006             2005               2006            2005
     -----------------------------------------------------------------------------------         --------------------------
     Service cost...........................................   $     657    $        704     $       1,435         $  1,629
     Interest cost.........................................        3,789           3,456             7,583            6,912
     Expected return on plan assets........................       (4,775)         (4,507)           (9,557)          (9,015)
     Recognized prior service cost.........................           54              53               108              107
     Recognized actuarial loss.............................          609             264             1,218              529
     Loss due to settlement................................          128               -               319                -
                                                               -------------------------         --------------------------
     Net pension expense (income)..........................    $     462    $        (30)     $      1,106         $    162
                                                               =========================      =============================


     The company did not make a contribution to the defined benefit pension plan during the six months ended August 31, 2006. No contributions are required during fiscal 2007 under applicable law to meet ERISA minimum funding standards. However, the company may make voluntary contributions to the defined benefit pension plan to ensure that the fair value of plan assets at February 28, 2007, exceeds the accumulated benefit obligation. The company does not expect to make a contribution in fiscal 2007.

     A contribution of $5.1 million, which is equal to the expected benefit payments for fiscal 2007, is expected to be made to the restoration plan during fiscal 2007. The expected benefit payments for fiscal 2007 include a lump-sum payment to Mr. McCollough of $4.4 million, which is expected to be paid during the fourth quarter. The impact of this lump sum payment is reflected as a loss due to settlement in the preceding table. Benefit payments during the six months ended August 31, 2006, were $290,000.

9.   Discontinued Operations

     For the quarter ended August 31, 2006, the net loss from discontinued operations totaled $1.3 million, which is net of $0.5 million of income taxes, and related to a domestic segment operation that is held for sale.
     For the quarter ended August 31, 2006, this $0.5 million of income tax benefit was offset by $0.5 million of income tax expense resulting from a revision of management's estimate regarding certain tax uncertainties associated with the discontinued bankcard operations. For the six months ended August 31, 2006, the net loss from discontinued operations totaled
     $1.7 million, which is net of $0.7 million of income taxes, and related to a domestic segment operation that is held for sale. For the first half of fiscal 2007,


                                 Page 13 of 33


     this $0.7 million of income tax benefit was offset by $0.5 million of income tax expense associated with the discontinued bankcard operations as discussed above.

     For the quarter ended August 31, 2005, the net loss from discontinued operations totaled $2.5 million, which is net of $1.4 million of income taxes, and related to a domestic segment operation that is held for sale and a domestic segment subsidiary, MusicNow, LLC, which was sold in October
     2005. For the six months ended August 31, 2005, the net loss from discontinued operations totaled $3.7 million, which is net of $2.1 million of income taxes, and related to a domestic segment operation that was held for sale and MusicNow.

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

     Net sales by reportable segment were as follows:

                                                                       Three Months Ended              Six Months Ended
                                                                            August 31                       August 31
     (Amounts in millions)                                            2006           2005              2006           2005
     ----------------------------------------------------------------------------------------      --------------------------
     Domestic segment..........................................     $2,680.6         $2,414.0        $5,166.1        $4,528.7
     International segment.....................................        158.6            143.0           290.0           256.3
                                                                 ----------------------------      --------------------------
     Net sales.................................................     $2,839.2         $2,557.1        $5,456.2        $4,784.9
                                                                 ============================      ==========================


     Net earnings (loss) from continuing operations by reportable segment were as follows:

                                                                       Three Months Ended              Six Months Ended
                                                                            August 31                       August 31
     (Amounts in millions)                                            2006           2005              2006           2005
     ----------------------------------------------------------------------------------------      --------------------------
     Domestic segment..........................................        $10.5             $4.4           $19.8          $(1.5)
     International segment.....................................          0.9            (0.5)            (3.4)          (6.5)
                                                                 ----------------------------      --------------------------
     Net earnings (loss) from continuing operations............        $11.4             $3.9           $16.4          $(8.0)
                                                                 ============================      ==========================


     Total assets by reportable segment were as follows:

                                                                  At August 31         At February 28
     (Amounts in millions)                                            2006                 2006
     --------------------------------------------------------------------------------------------------
     Domestic segment.........................................      $3,629.0              $3,594.4
     International segment....................................         500.9                 474.6
                                                                  -------------------------------------
     Total assets.............................................      $4,129.9              $4,069.0
                                                                    ===================================


                                  Page 14 of 33


11.  Supplemental Consolidated Statements of Cash Flows Information

     The following table summarizes supplemental cash flow information.

                                                                                           Six Months Ended
                                                                                                August 31
     (Amounts in millions)                                                                2006            2005
     --------------------------------------------------------------------------------------------------------------
     Supplemental schedule of non-cash investing and financing activities:
       Change in capital expenditure accrual.....................................        $  24.2          $  2.8
       Capital lease obligation..................................................        $     -          $  2.2

     Acquisition(a):
       Fair value of assets acquired.............................................        $     -           $13.3
       Less: liabilities assumed.................................................              -             0.3
                                                                                         -------          ------
       Acquisition...............................................................        $     -           $13.0
                                                                                         =======           =====

(a)The acquisition is reflected in investing cash flows for discontinued operations on the consolidated statement of cash flows.

12.Recent Accounting Pronouncements

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

     In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.
     109." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for the company beginning with the first quarter of fiscal 2008. The company has not yet determined the impact of adopting this standard.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements."
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.
     The provisions of SFAS No. 157 are effective for the company beginning with the first quarter of fiscal 2009. The company has not yet determined the impact of adopting this standard.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for
     Defined  Benefit Pension and Other  Postretirement  Plans - an amendment of
     FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan's overfunded or underfunded status in its balance sheets and recognize the changes in a plan's funded status in comprehensive income in the year in which the changes occur. These provisions of SFAS No. 158 are effective for the company's fiscal year ending February 28, 2007. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year, with limited exceptions. This provision of SFAS
     No. 158 is effective for the company's fiscal year ending February 28, 2009. The company has not yet determined the impact of adopting this standard.


                                 Page 15 of 33


13.Subsequent Event

     As previously reported in the company's Annual Report on Form 10-K for the year ended February 28, 2006, the company was involved in litigation with RadioShack Corporation ("RadioShack") related to various agreements between InterTAN and RadioShack and its subsidiaries. In September 2006, RadioShack and Circuit City reached an agreement that settles the litigation between the two companies.


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

We are a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. We have two reportable segments: our domestic segment and our international segment.

Our domestic segment is primarily engaged in the business of selling  brand-name consumer electronics,  personal computers,  entertainment  software, and related
services   in  our   stores   in  the   United   States   and  via  the  Web  at
www.circuitcity.com  and  www.firedog.com.  At August  31,  2006,  the  domestic segment operated 632 Superstores and 5 other stores in 158 U.S. media markets.

Our  international  segment,  which is comprised of the  operations of InterTAN,
Inc.,  is  primarily  engaged  in the  business  of  selling  private-label  and
brand-name   consumer   electronics  in  Canada.  The  international   segment's
headquarters  are located in Barrie,  Ontario,  Canada,  and it operates through retail stores and dealer outlets in Canada  primarily  under the trade names The
Source By Circuit  CitySM,  Rogers  Plus(R) and Battery  Plus(R).  At August 31,
2006, the international segment conducted business through 949 retail stores and dealer outlets, which consisted of 541 company-owned stores, 298 dealer outlets,
92 Rogers  Plus(R)  stores  and 18 Battery  Plus(R)  stores.  The  international segment also operates a Web site at www.thesource.ca.

In accordance with the Amending  Agreement dated March 27, 2004,  between Rogers
Wireless, Inc. ("Rogers") and InterTAN Canada Ltd., Rogers has notified InterTAN that they do not intend to continue the existing arrangement with respect to InterTAN's operation of the Rogers Plus(R) stores after December 31, 2006. Under the Amending Agreement, Rogers will pay to InterTAN, among other amounts, in each of 2007, 2008 and 2009 an amount equal to the average of the annual volume rebate attributable to the Rogers Plus(R) stores paid to InterTAN in 2005 and 2006. Exit costs related to the transition are expected to be inconsequential.

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


This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements included in this report, the Annual Report on Form 10-K for the fiscal year ended February 28, 2006, as well as our reports on Form 8-K and other SEC filings.


                                 Page 16 of 33

EXECUTIVE SUMMARY

Fiscal 2007 Second Quarter Performance

o Net sales grew 11.0 percent, driven by a comparable store sales gain of 8.3 percent. Domestic segment Web-originated sales grew 74 percent over the same period last year.

o    Gross profit  margin rate was flat compared with the same period last year.
     For the domestic segment, a modest decline in merchandise margin was offset by a margin contribution from net financing.

o SG&A expenses as a percentage of sales declined 44 basis points from the same period last year, driven by a 31 basis point improvement in the domestic segment. The domestic segment improvement was driven by leverage of payroll as well as rent and occupancy expenses. The improvement in the international segment SG&A expense-to-sales ratio contributed 13 basis points to the consolidated improvement.

o Earnings from continuing operations before income taxes were 0.7 percent of sales compared with 0.2 percent of sales in the same period last year.

o We reported net earnings from continuing operations of 7 cents per diluted share compared with 2 cents per diluted share in the same period last year.

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

Reclassifications and Adjustments

We have made revisions and reclassifications to our fiscal 2006 consolidated statement of operations as disclosed in Note 1, Basis of Presentation, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial
Statements  and  Supplementary  Data,  of our fiscal 2006 Annual  Report on Form
10-K.  Such revisions and  reclassifications  include the  following:


                                 Page 17 of 33


o    Amounts  previously  reported as rent expense  related to  financing  lease obligations have been reclassified to interest expense.
o    Interest   income  has  been   reclassified   from  selling,   general  and
     administrative  expenses  to a  separate  line  item  on  the  consolidated statement of operations.
o    The  results of a domestic  segment  operation  that is held for sale and a domestic segment subsidiary,  MusicNow, LLC, have been presented as results from discontinued operations.

During the first quarter of fiscal 2007, we reclassified fiscal 2006 stock-based compensation expense from a separate line item on the consolidated statement of operations to selling, general and administrative expenses.


Summary of Segment Performance

Where relevant, we have included separate discussions of our domestic and international segments. The following tables summarize performance by segment.

SEGMENT PERFORMANCE SUMMARY

                                            Three Months Ended August 31, 2006               Six Months Ended August 31, 2006
(Amounts in millions)                  Domestic      International    Consolidated       Domestic     International    Consolidated
----------------------------------------------------------------------------------       ------------------------------------------
Net sales...........................    $  2,680.6      $  158.6        $   2,839.2       $5,166.1         $290.0         $5,456.2
Gross profit........................    $    619.6      $   56.2        $     675.8       $1,214.5         $101.7         $1,316.2
Selling, general and
    administrative expenses.........    $    608.4      $   54.4        $     662.8       $1,196.0         $106.2         $1,302.2
Net earnings (loss) from
    continuing operations...........    $     10.5      $    0.9        $      11.4       $   19.8         $ (3.4)        $   16.4


                                            Three Months Ended August 31, 2005               Six Months Ended August 31, 2005
(Amounts in millions)                  Domestic      International    Consolidated       Domestic     International    Consolidated
----------------------------------------------------------------------------------       ------------------------------------------
Net sales...........................    $  2,414.0      $  143.0        $   2,557.1       $4,528.7         $256.3         $4,784.9
Gross profit........................    $    557.8      $   51.9        $     609.6       $1,070.7         $ 96.9         $1,167.5
Selling, general and
    administrative expenses.........    $    555.4      $   52.7        $     608.1       $1,083.6         $107.5         $1,191.1
Net earnings (loss) from
    continuing operations...........    $      4.4      $   (0.5)       $       3.9       $  (1.5)         $ (6.5)        $   (8.0)


Net Sales

Consolidated

For the second quarter of fiscal 2007, our net sales increased 11.0 percent to $2.84 billion, and comparable store sales increased 8.3 percent from the same period last year. Net sales for the first six months of fiscal 2007 increased
14.0 percent to $5.46 billion from $4.78 billion for the first six months of last fiscal year. Comparable store sales increased 11.3 percent for the first six months of fiscal 2007. A store's sales are included in comparable store sales after the store has been open for a full 12 months. Comparable store sales include Web-originated sales and sales from relocated stores. The calculation of comparable store sales excludes the impact of fluctuations in foreign currency exchange rates.

Domestic Segment

For the second quarter of fiscal 2007, the domestic segment's net sales were $2.68 billion, an increase of 11.0 percent over the same period last fiscal year. Comparable store sales increased 8.9 percent. For the quarter, our sales growth was driven by the addition of 16 net new Superstores over the past four quarters and by average ticket increases, which primarily resulted from sales growth in flat panel televisions. In addition, domestic segment Web-originated sales grew 74 percent, and domestic segment services revenues grew 100 percent over the same period last year. Services revenues are comprised of home theater installations and computer-related services.


                                 Page 18 of 33


For the six months ended August 31, 2006, domestic segment sales were $5.17 billion, an increase of 14.1 percent over the same period last fiscal year.
Comparable store sales increased 11.9 percent.

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

The percent of domestic segment sales represented by each major product category for the periods ended August 31, 2006 and 2005 is shown below.

PERCENT OF DOMESTIC SEGMENT SALES BY CATEGORY(a)

                                                                 Three Months Ended                Six Months Ended
                                                                      August 31                        August 31
                                                                2006             2005            2006             2005
--------------------------------------------------------------------------------------         -----------------------
Video.....................................................      42%              41%             43%               42%
Information technology....................................      33                34             31                31
Audio.....................................................      15                15             16                16
Entertainment.............................................      10                10             10                11
                                                              ------------------------         ------------------------
Total.....................................................     100%              100%           100%              100%
                                                              ========================         ========================
(a)Excludes extended warranty revenues and installation revenue.

In the video category,  we produced a  low-double-digit  comparable  store sales increase  in  the  second  quarter.  Total  television  comparable  store  sales increased by double digits,  led by strong  double-digit  comparable store sales growth  in flat  panel  displays.  Comparable  store  sales of  digital  imaging products and accessories  increased by double digits. Growth in the category was
partially  offset  by  double-digit   declines  in  comparable  store  sales  of
camcorders and DVD hardware.

In  the  information   technology  category,  we  produced  a  high-single-digit
comparable store sales increase in the second quarter,  driven by a single-digit comparable  store  sales  increase  in PC  hardware.  Comparable  store sales of notebook  computers  increased  by double  digits.  Growth in the  category  was partially offset by single-digit decreases in comparable store sales of printers and monitors and a  double-digit  decrease in comparable  store sales of desktop computers. Comparable store sales of PC services nearly doubled.

In the audio category, we produced a high-single-digit comparable store sales increase in the second quarter, primarily resulting from double-digit comparable store sales growth in portable digital audio products and portable digital audio accessories. Double-digit comparable store sales growth in mobile audio products reflects growth in navigation products. Comparable store sales growth in portable and mobile audio products was partially offset by a mid-single-digit comparable store sales decline in home audio products.

In the entertainment category, we produced a mid-single-digit comparable store sales increase in the second quarter, reflecting a double-digit comparable store sales increase in gaming products and PC software and a mid-single-digit increase in video software, partially offset by a double-digit comparable store sales decrease in music software.


                                 Page 19 of 33


The following table provides the number of our domestic segment stores:

DOMESTIC SEGMENT STORE MIX

                                                         Aug. 31, 2006       Feb. 28, 2006         Aug. 31, 2005
----------------------------------------------------------------------------------------------------------------
Superstores.......................................            632                 626                   616
Outlet and mall stores............................              5                   5                     5
                                                      ----------------------------------------------------------
Total domestic segment stores.....................            637                 631                   621
                                                      ==========================================================

In the first half of fiscal 2007, we relocated two Superstores and opened five new Superstores. One of the relocated Superstores replaced a store that was closed in February 2006. We opened two outlet stores and closed two mall stores.
We also completed one remodel, which consisted of rebuilding a storm-damaged store.

Extended Warranty Net Sales. The domestic segment sells extended warranty programs on behalf of unrelated third parties who are the primary obligors. The extended warranty net sales were $107.7 million, or 4.0 percent of domestic segment sales, in the second quarter of fiscal 2007, compared with $97.4 million, or 4.0 percent of domestic segment sales, in the same period last fiscal year. The extended warranty net sales were $200.0 million for the first half of fiscal 2007, or 3.9 percent of domestic segment sales, compared with $182.4 million, or 4.0 percent of domestic segment sales, for the first half of last fiscal year. Effective fiscal year 2008, we will no longer report extended warranty net sales separately from consolidated net sales. Management views warranty revenue as one component of many that contribute to both sales and gross margin, reflecting our expanded ability to provide high value services in a growing number of ways. We will continue reporting domestic segment extended warranty net sales for the balance of fiscal year 2007.

International Segment

The international segment's net sales increased 10.9 percent to $158.6 million for the second quarter of fiscal 2007, compared with $143.0 million for the second quarter of last fiscal year. The effect of fluctuations in foreign currency exchange rates accounted for approximately 9 percentage points of the international segment's second quarter net sales increase. Sales from our dealer relationships had a double-digit percentage increase for the second quarter in local currency, and the international segment added 13 net new retail stores during the past four quarters. Comparable store sales decreased 2.1 percent for the quarter in local currency as we cycled against the heavy advertising during the second quarter of fiscal 2006 related to the brand launch of The Source By
Circuit CitySM.

For the six months ended August 31, 2006, the international  segment's net sales increased 13.2 percent to $290.0  million,  compared with $256.3 million for the six months ended August 31, 2005. The effect of fluctuations in foreign currency
exchange  rates  accounted  for   approximately  9  percentage   points  of  the
international  segment's  year-over-year  net sales increase.  Comparable  store sales decreased 0.1 percent in local currency for the first six months of fiscal
2007.

INTERNATIONAL SEGMENT STORE MIX

                                                         Aug. 31, 2006       Feb. 28, 2006         Aug. 31, 2005
----------------------------------------------------------------------------------------------------------------
Company-owned stores..............................            541                 540                   522
Dealer outlets....................................            298                 300                   300
Rogers Plus(R) stores...............................           92                  93                    91
Battery Plus(R) stores..............................           18                  21                    25
                                                        ----------------------------------------------------------
Total international segment stores................            949                 954                   938
                                                      ============================================================


                                 Page 20 of 33


Gross Profit Margin

Consolidated

The gross profit margin was 23.8 percent of net sales in the second quarter of fiscal 2007, unchanged from the same period last fiscal year. For the first six months of fiscal 2007, the gross profit margin was 24.1 percent of net sales, compared with 24.4 percent for the same period last fiscal year.

Domestic Segment

For the second quarter of fiscal 2007, the domestic segment's gross profit margin rate was even with the rate for the same period last fiscal year as a modest decline in merchandise margin was offset by a margin contribution from net financing as promotion periods shortened compared with last year.

For the first half of fiscal 2007, the domestic segment's gross profit margin was 23.5 percent of net sales, compared with 23.6 percent for the same period last fiscal year. The slight margin rate decline resulted from modest declines in merchandise margin and net financing.

International Segment

For the second  quarter of fiscal 2007, the  international  segment gross profit
margin  rate  decline  of  81  basis  points  did  not  materially   impact  the
consolidated  gross profit margin rate. The decrease  resulted  primarily from a greater percentage of sales of products in the computer category and margin rate declines in video and personal electronics.

For the first half of fiscal  2007,  the  international  segment's  gross profit margin was 35.1  percent of net sales,  compared  with 37.8 percent for the same period  last fiscal  year.  The  decrease  resulted  primarily  from margin rate
declines  within  wireless   communications,   video  and  personal  electronics
categories.  Also,  a sales mix shift  from  higher-margin  categories,  such as batteries,  to lower-margin  categories,  such as computers,  contributed to the decline.

Selling, General and Administrative Expenses

Consolidated

                                                  Three Months Ended August 31                  Six Months Ended August 31
                                                 2006                 2005                     2006                   2005
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                   $      Sales          $        Sales          $         Sales        $         Sales
------------------------------------------------------------------------------------   ---------------------------------------------
Store expenses..........................     $567.5   20.0%        $520.2     20.3%       $1,105.4     20.3%     $1,020.4     21.3%
General and administrative
     expenses...........................       85.3    3.0           78.9      3.1           173.9      3.2         156.3      3.3
Stock-based compensation
       expense..........................        6.6    0.2            6.6      0.3            15.3      0.3           9.8      0.2
Remodel expenses........................        0.5       -            -        -              0.5        -            -         -
Relocation expenses.....................        0.5       -           0.3       -              2.0        -           2.3        -
Pre-opening expenses....................        2.4    0.1            2.1      0.1             5.0      0.1           2.3        -
                                          ------------------------------------------   ---------------------------------------------
Total  .................................     $662.8   23.3%        $608.1     23.8%       $1,302.2     23.9%     $1,191.1     24.9%
                                          =========================================    ============================================

Selling,  general and administrative  expenses as a percentage of sales declined
44 basis points to 23.3 percent of net sales in the second quarter of this fiscal year. The domestic segment's expense-to-sales ratio decreased 31 basis points from the same period last year. The international segment contributed 13 basis points to the decrease in the consolidated expense-to-sales ratio.


                                 Page 21 of 33


For the first half of fiscal 2007, selling, general and administrative expenses as a percentage of sales declined 103 basis points from the same period last fiscal year. The domestic segment's expense-to-sales ratio decreased 78 basis points from the same period last year. The international segment contributed 25 basis points to the decrease in the consolidated expense-to-sales ratio.

Domestic Segment

                                                  Three Months Ended August 31                  Six Months Ended August 31
                                                 2006                 2005                     2006                   2005
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                   $      Sales          $        Sales          $         Sales        $         Sales
------------------------------------------------------------------------------------   ---------------------------------------------
Store expenses..........................     $524.2   19.6%        $484.0     20.1%       $1,021.1     19.8%    $   949.9     21.0%
General and administrative
     expenses...........................       74.5    2.8           62.6      2.6           153.3      3.0         119.6      2.6
Stock-based compensation
       expense..........................        6.4    0.2            6.4      0.3            14.0      0.3           9.5      0.2
Remodel expenses........................        0.5       -            -        -              0.5        -            -         -
Relocation expenses.....................        0.5       -           0.3       -              2.0        -           2.3      0.1
Pre-opening expenses....................        2.4    0.1            2.1      0.1             5.0      0.1           2.3      0.1
                                          ------------------------------------------   ---------------------------------------------
Total  .................................     $608.4   22.7%        $555.4     23.0%       $1,196.0     23.2%     $1,083.6     23.9%
                                          =========================================    ============================================

For the three months ended August 31, 2006, the domestic  segment's  improvement primarily  reflects leverage of payroll as well as rent and occupancy  expenses.
These  improvements  were partially offset by incremental store expenses related to Circuit City Direct,  innovation  activities  and  advertising  as well as by
general  and  administrative   expenses  related  to  information   systems  and
innovation activities.

For the six months  ended August 31, 2006,  the domestic  segment's  improvement primarily  reflects leverage of payroll as well as rent and occupancy  expenses.
These  improvements  were partially offset by incremental store expenses related to Circuit City Direct,  innovation  activities  and  advertising  as well as by
general  and  administrative   expenses  related  to  information   systems  and
innovation activities.

International Segment

                                                  Three Months Ended August 31                  Six Months Ended August 31
                                                 2006                 2005                     2006                   2005
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                   $      Sales          $        Sales            $       Sales          $      Sales
------------------------------------------------------------------------------------   ---------------------------------------------
Store expenses..........................      $43.4   27.3%         $36.2     25.3%        $  84.3     29.1%    $    70.5     27.5%
General and administrative
     expenses...........................       10.9    6.9           16.4     11.4            20.6      7.1          36.7     14.3
Stock-based compensation
       expense..........................        0.2    0.1            0.2      0.1             1.3      0.5           0.4      0.1
                                          ------------------------------------------   ---------------------------------------------
Total  .................................      $54.4   34.3%         $52.7     36.8%         $106.2     36.6%    $   107.5     42.0%
                                          =========================================    ============================================

For  the  second   quarter  of  fiscal   2007,   the   international   segment's
expense-to-sales  ratio  decreased  252 basis  points  from the same period last year. The  international  segment's general and  administrative  expenses in the second quarter of fiscal 2006 included expenses of $9.6 million  associated with the brand  transition in Canada.  Excluding the brand costs in fiscal 2006,  the expense-to-sales  ratio  increased  420 basis points  primarily due to increased expenses  related to the  increase in the number of stores open versus last year and increased advertising expense.

For  the  six  months  ended  August  31,  2006,  the  international   segment's
expense-to-sales  ratio  decreased  534 basis  points  from the same period last fiscal year. The international  segment's general and administrative expenses in the first half of fiscal 2006 included expenses of $21.5 million associated with the brand  transition in Canada.  Excluding the brand costs in fiscal 2006,  the expense-to-sales  ratio  increased  305 basis points


                                 Page 22 of 33


primarily due to increased expenses related to the increase in the number of stores open versus last year and increased advertising expense.

Income Tax Provision

The effective income tax rate applicable to results from continuing operations was 38.3 percent for the six months ended August 31, 2006, and 39.8 percent for the six months ended August 31, 2005. The effective tax rate for the six months ended August 31, 2006, reflects an adjustment for a change in management's estimate regarding certain tax uncertainties, which was recorded as a discrete item for the second quarter. Absent this adjustment, we would have reported an effective tax rate applicable to results from continuing operations of 36.3 percent. The decrease in the effective tax rate, excluding the effect of the discrete item, resulted from increased tax-exempt earnings.

Net Earnings (Loss) from Continuing Operations

The net earnings from continuing operations were $11.4 million, or 7 cents per share, in the three months ended August 31, 2006, compared with net earnings from continuing operations of $3.9 million, or 2 cents per share, in the same period last fiscal year.

For the six months ended August 31, 2006, the net earnings from continuing operations were $16.4 million, or 9 cents per share, compared with the net loss from continuing operations of $8.0 million, or 4 cents per share, for the same period last fiscal year.

Net Loss from Discontinued Operations

For the quarter ended August 31, 2006, the net loss from discontinued operations totaled $1.3 million, which is net of $0.5 million of income taxes, and related to a domestic segment operation that is held for sale. For the quarter ended
August 31, 2006, this $0.5 million of income tax benefit was offset by $0.5 million of income tax expense resulting from a revision of management's estimate regarding certain tax uncertainties associated with our discontinued bankcard operations. For the six months ended August 31, 2006, the net loss from discontinued operations totaled $1.7 million, which is net of $0.7 million of income taxes, and related to a domestic segment operation that is held for sale.
For the first half of fiscal 2007, this $0.7 million of income tax benefit was offset by $0.5 million of income tax expense associated with our discontinued bankcard operations as discussed above.

For the quarter ended August 31, 2005, the net loss from discontinued operations totaled $2.5 million, which is net of $1.4 million of income taxes, and related to a domestic segment operation that is held for sale and a domestic segment subsidiary, MusicNow, LLC, which was sold in October 2005. For the six months ended August 31, 2005, the net loss from discontinued operations totaled $3.7 million, which is net of $2.1 million of income taxes, and related to a domestic segment operation that was held for sale and MusicNow.


Cumulative Effect of Change in Accounting Principle

In the first quarter of fiscal 2007, we adopted SFAS No. 123(R) using the modified prospective transition method, resulting in a non-cash after-tax benefit of $1.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective March 1, 2006, we adopted SFAS No. 123(R), which requires companies to record compensation expense based on the fair value of employee stock-based compensation awards. The statement also requires that the compensation expense be recognized over the period during which the employee is required to provide service in exchange for the award. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation using a fair-value based method in accordance with SFAS No. 123, "Stock-Based Compensation." We adopted SFAS No.
123(R) using the modified  prospective  transition  method. The


                                 Page 23 of 33


adoption of SFAS No. 123(R) did not have a material impact on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued  Interpretation  ("FIN") No. 48,  "Accounting  for
Uncertainty in Income Taxes - an  interpretation of FASB Statement No. 109." FIN
No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for us beginning with the first quarter of fiscal 2008. We have not yet determined the impact of adopting this standard.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS
No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us beginning with the first quarter of fiscal
2009. We have not yet determined the impact of adopting this standard.

In September  2006,  the FASB issued SFAS No. 158,  "Employers'  Accounting  for
Defined  Benefit Pension and Other  Postretirement  Plans - an amendment of FASB
Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan's overfunded or underfunded status in its balance sheets and recognize the changes in a plan's funded status in comprehensive income in the year in which the changes occur. These provisions of SFAS No. 158 are effective for our fiscal year ending February 28, 2007. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year, with limited exceptions. This provision of SFAS No. 158 is effective for our fiscal year ending February 28, 2009. We have not yet determined the impact of adopting this standard.

FINANCIAL CONDITION


Liquidity and Capital Resources

Cash Flows

Restatement of Cash Flows
As disclosed in Note 22, Quarterly  Financial Data (Unaudited),  of the Notes to
Consolidated Financial Statements,  included in Item 8, Financial Statements and
Supplementary Data, of our fiscal 2006 Annual Report on Form 10-K, we identified errors in our previously filed consolidated statement of cash flows for the six months ended August 31, 2005, and restated the consolidated statement of cash flows for the six months ended August 31, 2005. We had classified variable rate demand notes as cash and cash equivalents; however, these notes should have been classified as short-term investments and their purchases and sales as investing activities. We incorrectly reflected bank overdrafts as a change in accounts payable in operating activities rather than in financing activities. We incorrectly included accruals for purchases of property and equipment in operating activities and investing activities. We incorrectly reflected deposits in transit as a reduction to accounts payable.


                                 Page 24 of 33


Cash Flows Summary
The following  table  summarizes  our cash flows for the six months ended August
31, 2006 and 2005:

                                                                  Six Months Ended
                                                                      August 31
(Amounts in millions)                                           2006             2005
----------------------------------------------------------------------------------------
Net cash (used in) provided by:
  Operating activities....................................  $  (69.0)        $    12.0
  Investing activities....................................     105.2            (273.7)
  Financing activities....................................     (50.9)           (212.2)
  Discontinued operations.................................      (5.1)            (18.4)
Effect of exchange rate changes on cash...................          -              0.2
                                                            ----------------------------
Decrease in cash and cash equivalents.....................  $  (19.8)        $  (492.0)
                                                            ============================

Operating Activities
We used net cash from operating activities of $69.0 million in the six months ended August 31, 2006, compared with net cash provided by operating activities of $12.0 million in the six months ended August 31, 2005. The change was due primarily to increases in net accounts receivable and merchandise inventory, net of merchandise payable, and was partially offset by an increase in net earnings.
The increase in accounts receivable during the six months ended August 31, 2006 was primarily due to an increase in vendor receivables. The decrease in accounts receivable during the six months ended August 31, 2005 was primarily due to a decrease in credit card receivables due to the timing of month-end settlements.
During the six months ended August 31, 2006, the increase in merchandise inventory, net of merchandise payable, was $16.1 million and was driven by increases in purchases across many product categories to support increased sales trends and improved customer encountered in-stock positions. During the six months ended August 31, 2005, merchandise inventory, net of merchandise payable, decreased $21.2 million. These changes were partially offset by cash provided by net earnings, which were $16.4 million for the six months ended August 31, 2006, compared with a net loss of $11.8 million during the same period last fiscal year.

Investing Activities
For the six months ended August 31, 2006, net cash provided by investing activities was $105.2 million, compared with net cash used by investing activities of $273.7 million in the six months ended August 31, 2005. The change was due primarily to an increase in the proceeds from sales and maturities of investment securities and a decrease in purchases of investment securities.

Financing Activities
We used net cash from  financing  activities  of $50.9 million in the six months ended  August 31,  2006,  compared  with $212.2  million in the six months ended
August 31,  2005.  The change was due  primarily  to a decrease  in cash used to repurchase common stock under the stock repurchase authorization.  In June 2006,
the  board   authorized  a  $400  million   increase  in  the  stock  repurchase
authorization resulting in a total stock repurchase  authorization of up to $1.2 billion,  of which $400.3 million remained  available at August 31, 2006. During the six months  ended August 31, 2006,  we used cash to  repurchase  4.3 million shares of common stock at a total price of $117.0 million,  excluding commission fees.  During the same period last fiscal year, we used cash to repurchase  11.8 million  shares of common  stock at a total price of $196.3  million,  excluding commission  fees.  As of August 31, 2006, we had  repurchased a cumulative  52.1 million  shares of common  stock at a total price of $799.7  million,  excluding commission  fees.  Based on the market  value of the common  stock at August 31,
2006, the then remaining $400.3 million of the $1.2 billion  authorization would allow for the repurchase of up to  approximately 10 percent of the 174.0 million shares then outstanding.

Also in June 2006, the board of directors authorized an increase in our quarterly dividend rate to $0.04 per share from the previous quarterly dividend of $0.0175 per share on our common stock. The dividend rate change was effective with the declaration of the quarterly dividend in the third quarter of fiscal
2007.


                                 Page 25 of 33


Cash, Cash Equivalents and Short-term investments
At August 31, 2006, we had cash, cash equivalents and short-term  investments of
$599.6  million,  compared with $838.0 million at February 28, 2006.  During the first six months of fiscal 2007, we used cash to repurchase  4.3 million  shares of common stock at a total price of $117.0 million,  excluding  commission fees.
In addition,  during the first six months of fiscal 2006, we used cash of $113.5 million to purchase  property and  equipment.  At August 31, 2005,  we had cash,
cash   equivalents   and   short-term   investments  of  $688.1   million.   The
year-over-year  change in the cash balance primarily reflects the use of cash to repurchase common stock and purchase property and equipment, partially offset by cash provided by operations.

Net-owned Inventory
Merchandise  inventory increased to $1.85 billion at August 31, 2006, from $1.70 billion  at  February  28,  2006,  driven by an  increase  in  domestic  segment inventory of $134.7 million due to an increase in inventory purchases to support increased sales trends and customer  encountered  in-stock positions.  Net-owned
inventory,   calculated  as  merchandise  inventory  less  merchandise  payable, increased by $18.8 million from  February 28, 2006,  to August 31, 2006,  due to increases  in  inventory  to  support  strong  sales  trends.  Domestic  segment net-owned  inventory  increased by $7.4 million from February 28, 2006 to August
31, 2006.

Capital Expenditures
Capital expenditures, net of landlord reimbursements, were $127.0 million in the six months ended August 31, 2006, compared with $102.2 million in the same period last fiscal year.

Sources of Liquidity

We have a $500 million revolving credit facility secured by inventory and accounts receivable. This facility is scheduled to mature in June 2009. The credit facility provides for a $400 million borrowing limit for the domestic segment and a $100 million borrowing limit for the international segment. At
August 31, 2006, short-term borrowings were $31.7 million and related to our international segment. At August 31, 2006, outstanding letters of credit were $53.3 million, leaving $415.0 million available for borrowing. We were in compliance with all covenants at August 31, 2006.

Our primary sources of liquidity include available cash, borrowing capacity under the credit facility and landlord reimbursements. We expect that our primary sources of liquidity will be sufficient to fund capital expenditures and working capital for the foreseeable future.

FISCAL 2007 OUTLOOK

We expect to generate the following results in fiscal 2007:
o consolidated net sales growth of 9 percent to 11 percent, including domestic segment comparable store sales growth of 7 percent to 9 percent
o earnings from continuing operations before income taxes (EBT) as a percentage of sales of 2.0 percent to 2.4 percent

The outlook also includes the following expectations:
o    depreciation and amortization expense of approximately $180 million
o    incremental  expenses  in  information  systems,  Circuit  City  Direct and innovation activities,  primarily related to expenses for investments, that will total  approximately  100 basis points as a percentage of consolidated sales
o    expenses of $30 million related to domestic segment store revitalization activities including Superstore relocations, remodels and refreshes
o    consolidated   effective   income  tax  rate  applicable  to  results  from
     continuing operations of 36.5 percent
o    reduction in domestic  segment  net-owned  inventory of $50 million to $100 million from February 28, 2006, to February 28, 2007

Domestic segment Superstore openings and estimates are shown in the following table. The timing of store openings depends upon a number of factors and can change during the year. We expect approximately one


                                 Page 26 of 33

third of the openings to be in the 20,000 square foot format. We also plan to remodel two locations, one of which was completed in the first quarter.

Domestic Segment Superstore Openings(a)

                                               Q1     Q2     Q3      Q4     FY07
-----------------------------------------------------------------------------------
Incremental Superstores....................     3      2      8      9-10   22-23
Relocated Superstores......................     2      -      4       4-6   10-12
                                             --------------------------------------
Total expected Superstore openings.........     5      2     12     13-16   32-35
                                           ========================================

(a) First and second quarter openings are actual. On February 28, 2006, we closed one store in advance of opening a replacement store in the first quarter of fiscal 2007. The replacement store is included in relocations for the first quarter of fiscal 2007.

We anticipate that capital expenditures, net of landlord reimbursements, will total approximately $290 million in fiscal 2007. Of the fiscal 2007 estimate,
o $139 million relates to store activities including new store construction, relocations, remodels, store refresh and category reset activities;
o    $119 million relates to information systems;
o    $21 million relates to distribution and other expenditures; and
o    $11 million relates to the international segment.

The fiscal 2007 outlook is based on the following assumptions:

o    a continuation of current competitive and macroeconomic environments
o    continued   sales  growth  in  key  product  areas   including  flat  panel
     televisions, notebook computers, digital imaging and portable digital audio players, as well as related accessories and services
o    continued growth in Web-originated sales
o    store traffic  relatively  unchanged from the prior year, an improvement in the sales  conversion rate and an increase in the average sales dollars per ticket
o    return to annual profitability in the international segment
o    increased  sales from  domestic  segment new store  openings,  relocations, store refreshes and category resets
o    continued  improvement  in  the  customer  experience  that  increases  the conversion rate
o    improved customer-encountered inventory in-stock levels

FORWARD-LOOKING STATEMENTS

The provisions of the Private  Securities  Litigation Reform Act of 1995 provide companies  with a "safe  harbor" when making  forward-looking  statements.  This
"safe harbor"  encourages  companies to provide  prospective  information  about their  companies  without fear of  litigation.  We wish to take advantage of the
"safe harbor"  provisions  of the Act. Our  statements  that are not  historical facts, including statements about management's  expectations for fiscal 2007 and
beyond,   are   forward-looking   statements  and  involve   various  risks  and
uncertainties. In most cases, you can identify our forward-looking statements by words such as "expect," "anticipate," "believe," "should," "may," "plan," "will"
or similar words.

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


                                 Page 27 of 33

o    changes in the amount and degree of  competition,  pricing and  promotional pressure exerted by current  competitors and potential new competition from competitors  using  either  similar or  alternative  methods or channels of distribution  such as the Internet,  telephone  shopping  services and mail order;
o    changes in general  economic  conditions  including,  but not  limited  to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, personal discretionary spending levels, trends in consumer retail  spending,  both in general and in our product  categories, unemployment and consumer sentiment about the economy in general;
o    the level of consumer  response to new products or product  features in the merchandise categories we sell and changes in our merchandise sales mix;
o    the  impact  of  inventory  and  supply  chain  management  initiatives  on inventory levels and profitability;
o    our ability to generate sales and margin growth through  expanded  services offerings;
o    the impact of new products and product  features on the demand for existing products and the pricing and profit margins associated with the products we sell;
o    significant changes in retail prices for products we sell;
o    changes in  availability  or cost of  financing  for  working  capital  and capital  expenditures,  including  financing to support  development of our business;
o    the lack of  availability  or access to sources of inventory or the loss or disruption in supply from one of our major suppliers;
o    our  inability  to  liquidate  excess  inventory  should  excess  inventory develop;
o    our inability to maintain sales and profitability  improvement programs for our Circuit City Superstores, including our store revitalization plan;
o    our ability to continue to generate  strong sales growth through our direct sales channel;
o    the  availability of appropriate  real estate locations for relocations and new stores;
o    the cost and timeliness of new store openings and relocations;
o    consumer  reaction to new store  locations  and changes in our store design and merchandise;
o    our ability and the ability of Chase Card Services to  successfully  market and promote the third party credit card program being offered by Chase Card
     Services;
o    the extent to which customers  respond to promotional  financing offers and the types of promotional terms we offer;
o    our ability to attract and retain an effective  management  team or changes in the costs or availability of a suitable work force to manage and support our  service-driven  operating  strategies;
o    the impact of initiatives related to upgrading merchandising, marketing and
     information   systems  on  revenue  and  operating  margin  and  the  costs associated with these investments;
o    our ability to control and leverage expenses as a percentage of sales;
o    changes in production or  distribution  costs or costs of materials for our advertising;
o    effectiveness  of our  advertising  and marketing  programs for  increasing consumer traffic and sales;
o    the successful implementation of our customer service initiatives;
o    the imposition of new  restrictions  or  regulations  regarding the sale of products  and/or  services  we sell,  changes in tax rules and  regulations
     applicable   to,  the   imposition  of  new   environmental   restrictions,
     regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws;
o    failure  to  successfully  implement  sales and  profitability  improvement programs for our international segment;
o    deterioration  of the  expected  future  performance  of our  international segment may result in a goodwill impairment charge;
o    the timely  production and delivery of private-label  merchandise and level of consumer demand for those products;
o    reduced investment returns or other changes relative to the assumptions for our pension plans that impact our pension expense;
o    changes in our anticipated cash flow;
o    whether,  when and in what amounts share  repurchases may be made under our stock buyback program;
o    adverse results in significant litigation matters;
o    currency exchange rate  fluctuations  between Canadian and U.S. dollars and other currencies;


                                 Page 28 of 33


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

Inventory Purchases

A portion of  InterTAN's  purchases are from vendors  requiring  payment in U.S.
dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN's management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders; exchange rates, including forecasts from major financial institutions; local news; and other economic factors. At August 31, 2006, U.S. dollar purchase orders totaled approximately $19.6 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $2.0 million for those orders. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, to the degree commercially feasible.

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

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting in the quarter ended August 31, 2006, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.


                                 Page 29 of 33

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

As previously reported in the company's Annual Report on Form 10-K for the year ended February 28, 2006, the company was involved in litigation with RadioShack
Corporation ("RadioShack") related to various agreements between InterTAN and RadioShack and its subsidiaries. In September 2006, RadioShack and Circuit City reached an agreement that settles the litigation between the two companies.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended August 31, 2006:

                                                                                                                     Approximate
                                                                                              Total Number         Dollar Value of
                                                                                               of Shares              Shares that
                                                                           Average            Purchased as            May Yet Be
                                                       Total Number         Price           Part of Publicly            Purchased
                                                        of Shares           Paid                Announced                Under
(Amounts in millions except per share data)              Purchased         per Share             Program             the Program(a)
------------------------------------------------------------------------------------------------------------------------------------
June 1 - June 30, 2006...........................           0.8            $27.80               0.8                   $445.6
July 1 - July 31, 2006...........................           1.8            $25.35               1.8                   $400.3
August 1 - August 31, 2006.......................             -            $    -                 -                   $400.3
                                                     -----------------                   -----------------
Total fiscal 2007 second quarter.................           2.6            $26.10               2.6
                                                     =================                   =================

(a) In January  2003,  the company  announced  that the board of  directors  had authorized the  repurchase of up to $200 million of common stock.  In June 2004,
the  company   announced  a  $200  million  increase  in  its  stock  repurchase authorization,  raising the repurchase  capacity to $400 million. In March 2005,
the  company   announced  a  $400  million  increase  in  its  stock  repurchase authorization,  raising the repurchase  capacity to $800 million.  In June 2006,
the  company   announced  a  $400  million  increase  in  its  stock  repurchase authorization,  raising the  repurchase  capacity to $1.2  billion.  There is no expiration  date under the  authorization.  At August 31, 2006,  $400.3  million remained available for stock repurchases under the $1.2 billion stock repurchase authorization.


                                 Page 30 of 33


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the company's shareholders was held June 27, 2006.

(b)           At the annual  meeting,  the  shareholders  of the company elected
              Ronald M. Brill,  Michael E. Foss,  Mikael Salovaara and Philip J.
              Schoonover  as  directors  for a  three-year  term and  Barbara S.
              Feigin as director for a one-year term. The elections were approved by the following votes:

                                   Directors                 For                  Withheld
                           -------------------------   ----------------         -------------
                           Ronald M. Brill             158,346,745                  1,330,344
                           Michael E. Foss             154,945,883                  4,731,206
                           Mikael Salovaara            149,084,233                 10,592,856
                           Philip J. Schoonover        158,393,940                  1,283,149
                           Barbara S. Feigin           155,036,924                  4,640,165

(c)           At the annual  meeting,  the  shareholders of the company voted to ratify the  appointment  of KPMG LLP as the company's  independent auditors for fiscal year 2007. This  ratification  was approved by the following votes:
                                                                                          Broker
                                For                  Against           Abstain           Non-Vote
                           --------------         --------------       ------------      --------
                           157,426,109                1,519,287        731,693                  0

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

31.2     Certification  of CFO under Rule 13a-14(a) of the  Securities  Exchange
         Act of 1934

Section 1350 Certifications

32.1     Certification  of CEO under  Section 906 of the  Sarbanes-Oxley  Act of
         2002

32.2     Certification  of CFO under  Section 906 of the  Sarbanes-Oxley  Act of
         2002



                                 Page 31 of 33


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CIRCUIT CITY STORES, INC.
                          (Registrant)



                          By: /s/ Philip J. Schoonover
                              Philip J. Schoonover
                              Chairman, President and Chief Executive Officer



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




October 10, 2006


                                 Page 32 of 33


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


                                 Page 33 of 33
