Form 10-Q
period 2006-11-30
CIRCUIT CITY STORES INC
filed 2007-01-05
CIK 104599

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2006
                                        OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to ___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |X| Accelerated filer __ Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No |X|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at November 30, 2006
Common Stock, par value $0.50                                 175,721,602


A Table of Contents is included on Page 2 and an Exhibit Index is included on Page 35.



                   CIRCUIT CITY STORES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Statements of Operations -
                     Three Months and Nine Months Ended November 30, 2006 and 2005            3

                     Consolidated Balance Sheets -
                     November 30, 2006, and February 28, 2006                                 4

                     Consolidated Statements of Cash Flows -
                     Nine Months Ended November 30, 2006 and 2005                             5

                     Notes to Consolidated Financial Statements                               6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  16

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 30

      Item 4.     Controls and Procedures                                                    31

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                                          31

      Item 1A.    Risk Factors                                                               31

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                32

      Item 6.     Exhibits                                                                   33

SIGNATURES                                                                                   34

EXHIBIT INDEX                                                                                35

                                  Page 2 of 35


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)


                                                                 Three Months Ended                    Nine Months Ended
                                                                     November 30                          November 30
                                                              2006               2005                2006             2005
                                                           ------------      ------------       ------------      -------------
Net sales                                                  $  3,102,299      $   2,901,385      $  8,558,465      $   7,686,326
Cost of sales, buying and warehousing                         2,413,492          2,201,371         6,553,442          5,818,778
                                                           ------------      -------------      ------------      -------------
Gross profit                                                    688,807            700,014         2,005,023          1,867,548
Selling, general and administrative expenses                    720,921            686,668         2,023,080          1,877,775
                                                           ------------      -------------      ------------      -------------
Operating (loss) income                                         (32,114)            13,346           (18,057)           (10,227)
Interest income                                                   5,744              4,334            18,584             15,228
Interest expense                                                  1,034              1,113             1,359              1,743
                                                           ------------      -------------      ------------      -------------
(Loss) earnings from continuing operations
     before income taxes                                        (27,404)            16,567              (832)             3,258
Income tax (benefit) provision                                  (11,778)             6,415            (1,591)             1,124
                                                           ------------      -------------      ------------      -------------
Net (loss) earnings from continuing operations                  (15,626)            10,152               759              2,134
Loss from discontinued operations, net of tax                      (364)               (10)           (2,109)            (3,753)
Cumulative effect of change in accounting
    principle, net of tax                                             -                  -             1,773                  -
                                                           ------------      -------------      ------------      -------------
Net (loss) earnings                                        $    (15,990)     $      10,142      $        423      $      (1,619)
                                                           ============      =============      ============      =============

Weighted average common shares:
    Basic                                                       171,063            174,438           170,695            179,426
    Diluted                                                     171,063            177,509           175,332            182,328

(Loss) earnings per share:
    Basic:
       Continuing operations                               $      (0.09)     $        0.06      $          -      $        0.01
       Discontinued operations                             $          -      $           -      $      (0.01)     $       (0.02)
       Cumulative effect of change in
           accounting principle                            $          -      $           -      $       0.01      $           -
       Net (loss) earnings                                 $      (0.09)     $        0.06      $          -      $       (0.01)

    Diluted:
       Continuing operations                               $      (0.09)     $        0.06      $          -      $        0.01
       Discontinued operations                             $          -      $           -      $      (0.01)     $       (0.02)
       Cumulative effect of change in
           accounting principle                            $          -      $           -      $       0.01      $           -
       Net (loss) earnings                                 $      (0.09)     $        0.06      $          -      $       (0.01)


    Cash dividends paid per share                          $       0.04      $      0.0175      $      0.075      $      0.0525


See accompanying notes to consolidated financial statements.

                                  Page 3 of 35



                   Circuit City Stores, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                         Nov. 30, 2006          Feb. 28, 2006
                                                                                         -------------          -------------
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                                   $  446,705           $  315,970
Short-term investments                                                                         451,182              521,992
Accounts receivable, net of allowance for doubtful accounts                                    420,876              220,869
Merchandise inventory                                                                        2,531,486            1,698,026
Deferred income taxes                                                                           39,663               29,598
Income tax recoverable                                                                          22,810                5,571
Prepaid expenses and other current assets                                                       65,323               41,315
                                                                                            ----------           ----------

Total current assets                                                                         3,978,045            2,833,341

Property and equipment, net of accumulated depreciation of
     $1,285,500 and $1,179,481                                                                 935,872              839,356
Deferred income taxes                                                                           70,104               97,889
Goodwill                                                                                       218,739              223,999
Other intangible assets, net of accumulated amortization of
     $13,280 and $6,123                                                                         23,278               30,372
Other assets                                                                                    43,238               44,087
                                                                                            ----------           ----------

TOTAL ASSETS                                                                                $5,269,276           $4,069,044
                                                                                            ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Merchandise payable                                                                         $1,872,936           $  850,359
Expenses payable                                                                               410,291              202,300
Accrued expenses and other current liabilities                                                 550,096              464,511
Accrued income taxes                                                                                 -               75,909
Short-term debt                                                                                 35,012               22,003
Current installments of long-term debt                                                           7,301                7,248
                                                                                            ----------           ----------

Total current liabilities                                                                    2,875,636            1,622,330

Long-term debt, excluding current installments                                                  47,479               51,985
Accrued straight-line rent and deferred rent credits                                           269,629              256,120
Accrued lease termination costs                                                                 58,738               79,091
Other liabilities                                                                               99,791              104,885
                                                                                            ----------           ----------

TOTAL LIABILITIES                                                                            3,351,273            2,114,411
                                                                                            ----------           ----------
Commitments and contingent liabilities

Stockholders' equity:
Common stock, $0.50 par value;
     525,000,000 shares authorized; 175,721,602 shares
     issued and outstanding at November 30, 2006
     (174,789,390 at February 28, 2006)                                                         87,861               87,395
Capital in excess of par value                                                                 435,773              458,211
Retained earnings                                                                            1,351,994            1,364,740
Accumulated other comprehensive income                                                          42,375               44,287
                                                                                            ----------           ----------

TOTAL STOCKHOLDERS' EQUITY                                                                   1,918,003            1,954,633
                                                                                            ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $5,269,276           $4,069,044
                                                                                            ==========           ===========
See accompanying notes to consolidated financial statements.

                                  Page 4 of 35


                   Circuit City Stores, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Nine Months Ended
                                                                                                     November 30
                                                                                             2006                   2005
                                                                                        --------------         ------------
                                                                                                             (Restated - Note 2)
Operating Activities:
Net earnings (loss)                                                                    $          423          $     (1,619)
Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
       Net loss from discontinued operations                                                    2,109                 3,753
       Depreciation expense                                                                   132,048               115,535
       Amortization expense                                                                     7,294                 2,371
       Stock-based compensation expense                                                        22,393                17,692
       Gain on dispositions of property and equipment                                          (1,947)                 (485)
       Provision for deferred income taxes                                                     16,918               (10,734)
       Cumulative effect of change in accounting principle                                     (1,773)                    -
       Other                                                                                       41                  (670)
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                              (180,549)              (61,500)
       Merchandise inventory                                                                 (834,731)           (1,212,395)
       Prepaid expenses and other current assets                                              (26,817)              (40,817)
       Other assets                                                                               861                   327
       Merchandise payable                                                                  1,023,374             1,016,695
       Expenses payable                                                                        91,990               100,426
       Accrued expenses, other current liabilities and accrued income taxes                   (12,566)                5,863
       Other long-term liabilities                                                            (19,742)              (22,846)
                                                                                       ---------------         ------------
Net cash provided by (used in) operating activities of continuing operations                  219,326               (88,404)
                                                                                       ---------------         ------------
Investing Activities:
--------------------
Purchases of property and equipment                                                          (216,898)             (190,894)
Proceeds from sales of property and equipment                                                  17,297                49,913
Purchases of investment securities                                                           (664,705)             (676,603)
Sales and maturities of investment securities                                                 736,173               670,600
Other investing activities                                                                     (9,841)                    -
                                                                                       --------------          ------------
Net cash used in investing activities of continuing operations                               (137,974)             (146,984)
                                                                                       --------------          ------------
Financing Activities:
--------------------
Proceeds from short-term borrowings                                                            35,657                67,299
Principal payments on short-term borrowings                                                   (22,158)                    -
Proceeds from long-term borrowings                                                              1,216                     -
Principal payments on long-term borrowings                                                     (6,028)               (1,078)
Change in overdraft balances                                                                   92,131                11,613
Excess tax benefit from stock-based payments                                                   15,595                     -
Repurchases of common stock                                                                  (137,094)             (298,479)
Issuances of common stock                                                                      88,112                25,719
Dividends paid                                                                                (13,162)               (9,737)
Redemption of preferred share purchase rights                                                       -                (1,876)
Other financing activities                                                                     (1,422)                    -
                                                                                       --------------          ------------
Net cash provided by (used in) financing activities of continuing operations                   52,847              (206,539)
                                                                                       --------------          ------------
Discontinued Operations:
-----------------------
Operating cash flows                                                                           (5,547)              (10,476)
Investing cash flows                                                                            2,997                (9,230)
Financing cash flows                                                                             (650)                   60
                                                                                       --------------          ------------
Net cash used in discontinued operations                                                       (3,200)              (19,646)
                                                                                       --------------          ------------
Effect of exchange rate changes on cash                                                          (264)                 (285)
                                                                                       --------------          ------------
Increase (decrease) in cash and cash equivalents                                              130,735              (461,858)
Cash and cash equivalents at beginning of year                                                315,970               879,660
                                                                                       --------------          ------------
Cash and cash equivalents at end of period                                             $      446,705          $    417,802
                                                                                       ==============          ============

See accompanying notes to consolidated financial statements.

                                  Page 5 of 35

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

     The  domestic  segment  is  primarily  engaged in the  business  of selling
     brand-name  consumer   electronics,   personal   computers,   entertainment
     software,  and related services in Circuit City stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. At November 30,
     2006, the company's  domestic segment operated 640 Superstores and 11 other stores in 158 U.S. media markets.

     The  international  segment,  which  is  comprised  of  the  operations  of
     InterTAN,   Inc.,   is  primarily   engaged  in  the  business  of  selling
     private-label   and  brand-name   consumer   electronics  in  Canada.   The
     international  segment's  headquarters  are  located  in  Barrie,  Ontario,
     Canada,  and it operates through retail stores and dealer outlets in Canada primarily  under the trade  names The  Source  By  Circuit  CitySM,  Rogers
     Plus(R) and  Battery  Plus(R).  At November  30,  2006,  the  international segment  conducted  business  through 955 retail stores and dealer outlets, which consisted of 547 company-owned  stores, 300 dealer outlets, 92 Rogers
     Plus(R) stores and 16 Battery Plus(R)  stores.  The  international  segment also operates a Web site at www.thesource.ca.

     In accordance  with the Amending  Agreement  dated March 27, 2004,  between
     Rogers Wireless Inc. ("Rogers") and InterTAN Canada Ltd., Rogers has notified InterTAN that they do not intend to continue the existing arrangement with respect to InterTAN's operation of the Rogers Plus(R) stores after January 28, 2007. Exit costs related to the transition are expected to be inconsequential. The company expects to classify the results of operations attributable to the Roger Plus(R) stores as results from discontinued operations in the fourth quarter of fiscal 2007.

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

                                  Page 6 of 35

     During the first quarter of fiscal 2007,  the company  reclassified  fiscal
     2006 stock-based compensation expense from a separate line item on the consolidated statement of operations to selling, general and administrative expenses.

2.   Restatement of Cash Flows

     As disclosed in Note 22, Quarterly Financial Data (Unaudited), of the Notes
     to  Consolidated  Financial  Statements,  included  in  Item  8,  Financial
     Statements  and  Supplementary  Data, of the  company's  fiscal 2006 Annual
     Report on Form 10-K, the company  identified errors in its previously filed consolidated statement of cash flows for the nine months ended November 30,
     2005,  and restated the  consolidated  statement of cash flows for the nine months ended November 30, 2005.  The company had  classified  variable rate demand notes as cash and cash equivalents; however, these notes should have been classified as short-term  investments and their purchases and sales as investing activities.  The company incorrectly reflected bank overdrafts as a change  in  accounts  payable  in  operating  activities  rather  than in
     financing  activities.   The  company  incorrectly  included  accruals  for
     purchases of property and equipment in operating  activities  and investing activities.  The  company  incorrectly  reflected  deposits in transit as a reduction to accounts payable.

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

     The following table summarizes the cash flow activities as previously reported for the nine months ended November 30, 2005, compared with the revised cash flow activities to reflect correction of the errors and cash flows from discontinued operations.

                                                                          Nine Months Ended
     (Amounts in millions)                                                November 30, 2005
     --------------------------------------------------------------------------------------------
     Operating cash flows as previously reported..................             $ (78.5)
     Operating cash flows as revised..............................             $ (88.4)

     Investing cash flows as previously reported..................             $ (89.1)
     Investing cash flows as revised..............................             $(147.0)

     Financing cash flows as previously reported..................             $(218.2)
     Financing cash flows as revised..............................             $(206.5)

     Discontinued operations cash flows as previously
        reported..................................................             $     -
     Discontinued operations cash flows as revised................             $ (19.6)

     Decrease in cash and cash equivalents as
        previously reported.......................................             $(386.0)
     Decrease in cash and cash equivalents as revised............              $(461.9)

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

                                  Page 7 of 35

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

     Under  the  company's  stock-based  incentive  plans,   nonqualified  stock
     options,  nonvested  stock,  nonvested  stock units and other  equity-based awards  may be  granted  to  management,  key  employees  and  non-employee directors. The company previously referred to nonvested stock as restricted stock and nonvested stock units as restricted  stock units. At November 30,
     2006,  3.9 million  shares of common stock were available for future grants of options,  nonvested stock or nonvested stock units. Upon the exercise of stock options,  the grant of nonvested stock, or the vesting of or lapse of restrictions  on  nonvested  stock  units,  common  shares are issued  from authorized and unissued shares.

     Stock-based compensation cost is recorded in cost of sales, buying and warehousing or selling, general and administrative expenses depending on the classification of the related employee's payroll cost. Compensation cost for stock-based incentive plans is summarized in the table below.

                                                                       Three Months Ended                   Nine Months Ended
                                                                           November 30                         November 30
     (Amounts in millions)                                             2006           2005               2006            2005
     -----------------------------------------------------------------------------------------           ----------------------
     Compensation cost recognized:
        Stock options...........................................       $1.8            $3.6              $  8.8           $ 9.8
        Nonvested stock and nonvested stock units...............        4.2             4.6                13.5             7.9
        Phantom stock...........................................        0.3             0.8                 1.5             0.8
        Employee stock purchase plan............................        0.2             0.3                 0.6             0.7
        Other...................................................          -               -                 0.2             0.2
                                                                      ------------------------           ----------------------
             Total compensation cost recognized.................       $6.5            $9.3               $24.6           $19.4
                                                                      ========================           ======================
     Tax benefit recognized.....................................       $2.3            $3.3               $ 8.4           $ 6.9

     (A) Stock Options:  Under the terms of the company's  stock-based incentive plans,  the exercise  price for  nonqualified  options must be equal to, or greater  than,  the market value at the grant date.  Options  generally are exercisable over a period of one year to ten years from the grant date. The company values stock options issued using the Black-Scholes  option-pricing model and recognizes  this value as an expense over the period in which the
     options  vest.   Option  valuation  models  require  the  company  to  make
     subjective   assumptions.   Changes  in  the  subjective   assumptions  can
     materially  affect the fair value estimate.  The expected dividend yield is based on expected  annual  dividends  and the market value of the company's stock on the grant date. The expected stock volatility  assumption is based on historical  volatility of the company's  stock.  The risk-free  interest rate is based on the U.S.  Treasury Strip rate posted at the grant date for the expected term of the option. The expected term represents the period of time that options  granted are expected to be outstanding  and is primarily based on the historical  exercise  experience and  post-vesting  employment termination  behavior of the  company's  employees.  The company  evaluates
     historical   exercise  behavior  for  two  separate  groups  based  on  the employee's position in the company.

     During the first quarter of fiscal 2007, a stock option grant with a vesting period of five years and an expiration date of ten years was made to the chairman, president and chief executive officer. Due to the lack of historical exercise behavior for an option with similar vesting provisions, the company used a simplified method to estimate the expected term of the grant. An average of the award's weighted average vesting period and its contractual term was calculated and resulted in an expected term of seven years.

                                  Page 8 of 35

     The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               Three Months Ended                  Nine Months Ended
                                                                   November 30                        November 30
                                                             2006             2005               2006             2005
     ------------------------------------------------------------------------------             -----------------------
     Expected dividend yield..........................       0.6%             0.4%               0.3%             0.4%
     Expected stock volatility........................        51%              53%                60%              59%
     Risk-free interest rates.........................         5%               4%                 5%               4%
     Expected term (in years).........................         5                4                  7                5

     The weighted average fair value of options granted, the total intrinsic value of options exercised, the tax benefits realized from stock options exercised and the fair value of stock options that vested are summarized in the table below.

                                                                       Three Months Ended                   Nine Months Ended
                                                                           November 30                         November 30
     (Amounts in millions except per share data)                       2006           2005               2006            2005
     -----------------------------------------------------------------------------------------           ----------------------
     Weighted average fair value of options
        granted (per share).....................................      $13.37          $7.97               $14.86        $ 8.51
     Total intrinsic value of options exercised.................      $25.5           $2.0                $63.8         $19.6
     Tax benefits realized from stock options
        exercised...............................................      $(0.2)          $1.7                $ 8.5         $ 4.1
     Fair value of stock options that vested....................      $ 3.5           $1.6                $14.3         $14.2

     Total unrecognized compensation cost related to unvested stock options at November 30, 2006, was $27.1 million and is expected to be recognized over a weighted average period of three years.

     The company's stock option activity is summarized in the table below.

                                                                                                  Weighted
                                                                                                Average
                                                                            Weighted           Remaining              Aggregate
                                                          Shares             Average        Contractual Life        Intrinsic Value
                                                      (in thousands)      Exercise Price        (in years)           (in millions)
     -------------------------------------------------------------------------------------------------------------------------------
     Outstanding at February 28, 2006.................    14,109              $16.41
     Granted..........................................     1,105              $24.32
     Exercised........................................    (1,439)             $11.86
     Forfeited or expired.............................      (225)             $15.37
                                                       ---------
     Outstanding at May 31, 2006......................    13,550              $17.55
     Granted..........................................        91              $27.16
     Exercised........................................    (1,414)             $14.82
     Forfeited or expired.............................       (23)             $16.71
                                                       ---------
     Outstanding at August 31, 2006...................    12,204              $17.94
     Granted..........................................        66              $27.23
     Exercised........................................    (2,835)             $18.09
     Forfeited or expired.............................      (254)             $16.66
                                                       ---------
     Outstanding at November 30, 2006.................     9,181              $18.00              5.3                      $66.7
                                                       =========
     Exercisable at November 30, 2006.................     6,179              $17.15              3.6                      $50.4

     (B) Nonvested Stock and Nonvested Stock Units: Under the company's stock-based incentive plans, shares of nonvested stock are granted in the name of an employee or a non-employee director, who has all the rights of a shareholder, including the right to receive dividends, subject to certain restrictions and possible forfeitures. Restrictions on nonvested stock generally expire one year to four years from the grant date, when the stock typically becomes fully vested. Beginning June 2005, certain awards made to employees who are named executive officers in the proxy statement for the fiscal year end prior to the

                                  Page 9 of 35

     completion of the service condition also are subject to a market condition.
     The market condition could extend the vesting period up to an additional three years and could result in the awards being forfeited if the market condition is not satisfied. The fair value of nonvested stock is the market value on the grant date and is expensed over the vesting period.

     A   portion    of   the    outstanding    nonvested    stock    awards   is
     performance-accelerated shares that are eligible for accelerated vesting if the company  achieves  earnings from  continuing  operations  before income taxes as a percentage of net sales  targets in fiscal 2007,  fiscal 2008 or fiscal  2009.  If vesting is not  accelerated,  the shares  vest on July 1,
     2009, except for awards that are subject to the market condition.

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

     The weighted average fair value of nonvested stock granted, the weighted average fair value of nonvested stock units granted and the fair value of nonvested stock and nonvested stock units that vested are summarized in the table below.

                                                                       Three Months Ended                   Nine Months Ended
                                                                           November 30                         November 30
     (Amounts in millions except per share data)                       2006           2005               2006            2005
     -----------------------------------------------------------------------------------------           ----------------------
     Weighted average fair value of nonvested stock
        granted (per share).....................................      $26.14         $17.13               $25.98       $16.96
     Weighted average fair value of nonvested stock
        units granted (per share)...............................      $    -         $    -               $26.88       $16.62
     Fair value of nonvested stock and nonvested
        stock units that vested.................................      $ 0.3          $ 0.6                $ 1.1        $ 2.8

     Total unrecognized compensation cost related to nonvested stock and nonvested stock units at November 30, 2006, was $50.4 million and is expected to be recognized over a weighted average period of three years. If nonvested stock or nonvested stock units are forfeited or cancelled, the shares issued as nonvested stock or the shares reserved for the nonvested stock units are available for future granting.

     The company's nonvested stock and nonvested stock unit activity is summarized in the table below.

                                                                             Weighted           Aggregate
                                                                              Average           Intrinsic
                                                          Shares            Grant Date            Value
                                                      (in thousands)        Fair Value        (in millions)
     -----------------------------------------------------------------------------------------------------------
     Nonvested at February 28, 2006..............         3,825               $17.08
     Granted.....................................           491               $25.44
     Vested......................................           (10)              $12.26
     Forfeited...................................          (231)              $16.95
                                                        -------
     Nonvested at May 31, 2006...................         4,075               $18.11
     Granted.....................................           483               $26.57
     Vested......................................           (64)              $11.40
     Forfeited...................................           (76)              $18.13
                                                        -------
     Nonvested at August 31, 2006................         4,418               $19.13
     Granted.....................................           108               $26.14
     Vested......................................           (16)              $14.77
     Forfeited...................................          (360)              $18.47
                                                        -------
     Nonvested at November 30, 2006..............         4,150               $19.39               $103.6
                                                        =======

                                 Page 10 of 35

     (C) Phantom Stock Program: The company issues phantom stock units through a long-term incentive program. An employee does not receive rights of a shareholder as a result of holding these units, nor is any stock transferred. The value of one unit is based on the market value of one share of common stock on the vesting date. The units will be paid out in cash at the end of the two-year vesting period. The cost of the grants is recognized over the vesting period, and the related liability is included in accrued expenses and other current liabilities on the consolidated balance sheets. At November 30, 2006, 0.2 million phantom stock units were outstanding. No phantom stock units were granted during the three months and nine months ended November 30, 2006. A total of 0.3 million units was granted during the three months and nine months ended November 30, 2005.

     (D) Employee Stock Purchase Plan: The company has an employee stock purchase plan for all domestic segment employees meeting eligibility criteria. Under the plan, eligible employees may, subject to limitations, purchase shares of common stock. The company matches $0.15 for each $1.00 contributed by employees. Purchases are limited to 10 percent of an employee's eligible compensation, up to a maximum of $13,000 per year. The company has authorized 18.5 million shares of common stock for purchase under the plan since the plan was adopted in 1984. At November 30, 2006, a total of 1.5 million shares remained available under the plan. The obligation for the company match is included in accrued expenses and other current liabilities on the consolidated balance sheets.

     The company's employee stock purchase plan activity is summarized in the table below.

                                                                       Three Months Ended                   Nine Months Ended
                                                                           November 30                         November 30
     (Amounts in millions except per share data)                       2006           2005               2006            2005
     -----------------------------------------------------------------------------------------           ----------------------
     Number of shares issued to or purchased on
        the open market on behalf of employees..................        0.1            0.1                  0.2          0.3
     Average price per share of common stock
        purchased...............................................      $25.85         $18.80               $26.77       $17.26

4.   Comprehensive (Loss) Income

     The components of the company's comprehensive (loss) income consist of the net (loss) earnings and foreign currency translation adjustments. Foreign currency translation adjustments are recorded net of deferred income taxes directly as a component of stockholders' equity.

     The components of comprehensive (loss) income, net of taxes, were as follows:

                                                                       Three Months Ended                  Nine Months Ended
                                                                           November 30                         November 30
     (Amounts in millions)                                            2006            2005               2006            2005
     -----------------------------------------------------------------------------------------          ------------------------
     Net (loss) earnings........................................     $(16.0)          $10.1              $  0.4         $(1.6)
     Foreign currency translation...............................       (8.7)            4.0                (1.9)         12.5
                                                                   ---------------------------          ------------------------
     Comprehensive (loss) income................................     $(24.7)          $14.2               $(1.5)        $10.9
                                                                     =========================          ========================

                                 Page 11 of 35

5.   Net (Loss) Earnings Per Share

     The following table presents a reconciliation of the denominators used in the net (loss) earnings per share calculations.

                                                                       Three Months Ended                  Nine Months Ended
                                                                           November 30                         November 30
     (Shares in millions)                                             2006            2005               2006            2005
     -----------------------------------------------------------------------------------------           -----------------------
     Weighted average common shares.............................      171.1           174.4                170.7          179.4
     Dilutive potential common shares:
         Options................................................          -             2.6                  3.1            2.6
         Nonvested stock and nonvested stock units..............          -             0.5                  1.5            0.3
                                                                     -------------------------           -----------------------
     Weighted average common shares and potentially
         dilutive common equivalent shares......................      171.1           177.5                175.3          182.3
                                                                     =========================           =======================

     For the nine months ended November 30, 2006, and the three months and nine months ended November 30, 2005, the computations of potentially dilutive common equivalent shares excluded certain options to purchase shares of common stock because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Shares excluded were as follows:

                                                                       Three Months Ended                  Nine Months Ended
                                                                           November 30                         November 30
     (Shares in millions)                                                     2005                       2006            2005
     -----------------------------------------------------------------------------------------           -----------------------
     Options to purchase common stock...........................             5.6                          1.1            5.5

     For the three months ended November 30, 2006, 9.2 million stock options and
     4.2 million shares of nonvested stock and nonvested stock units were excluded from the calculation of diluted net loss per share because the company reported a net loss from continuing operations.

6.   Accrued Lease Termination Costs

     At a location's  cease-use date, estimated lease termination costs to close a store,  distribution  center or service  center are  recorded in selling, general and  administrative  expenses  on the  consolidated  statements  of operations.  The  calculation of accrued lease  termination  costs includes future minimum lease payments,  taxes, insurance and maintenance costs from the date of closure to the end of the remaining lease term. The calculation
     also  includes   estimated  sublease  income,  net  of  tenant  improvement allowances  and broker fees. The liability for lease  termination  costs is discounted using a credit-adjusted  risk-free rate of interest. The company
     evaluates  these   assumptions  each  quarter  and  adjusts  the  liability
     accordingly.

                                 Page 12 of 35

     The accrual for lease termination costs for the domestic segment includes the following activity:

                                                                                           Nine Months Ended
                                                                                               November 30
     (Amounts in millions)                                                                2006            2005
     --------------------------------------------------------------------------------------------------------------
     Accrued lease termination costs at beginning of period......................        $110.0           $128.2
     Provisions for closed locations.............................................           6.2              4.3
     Changes in assumptions about future sublease income and
         terminations............................................................           4.9              5.2
     Reversals of accruals for locations returned to operation(a)................         (12.9)               -
     Interest accretion..........................................................           6.3              8.2
     Cash payments, net of cash received on subleased locations..................         (25.8)           (39.5)
                                                                                      -----------------------------
     Accrued lease termination costs at end of period............................          88.7            106.4
     Less current portion of accrued lease termination costs.....................          30.0             41.5
                                                                                      -----------------------------
     Non-current portion of accrued lease termination costs......................        $ 58.7           $ 64.9
                                                                                      =============================

     (a)The company reversed $12.9 million of lease termination charges for seven previously vacant locations that have re-opened or will re-open as outlet stores.


     The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities, and the non-current portion is presented separately on the consolidated balance sheets.

7.   Common Stock Repurchased

     In June 2006,  the company's  board of directors  authorized a $400 million
     increase  in  its  stock   repurchase   authorization   for  an   aggregate
     authorization of $1.2 billion,  of which $380.4 million remained  available at November 30, 2006. As of November 30, 2006, the company had  repurchased
     52.9 million shares of common stock at a cost of $819.6 million,  excluding commission  fees,  cumulatively  since  inception  of the stock  repurchase program.

     The company's stock repurchase activity for the three months and nine months ended November 30, 2006, was as follows:

                                                                         Three Months Ended            Nine Months Ended
     (Amounts in millions)                                                November 30, 2006            November 30, 2006
     -------------------------------------------------------------------------------------------------------------------
     Total number of shares repurchased...........................               0.7                          5.0
     Cost, excluding commission fees..............................             $19.9                       $136.9

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

                                 Page 13 of 35

     The components of the net pension expense (income) for the plans were as follows:

                                                                  Three Months Ended                   Nine Months Ended
                                                                       November 30                        November 30
     (Amounts in thousands)                                      2006             2005               2006            2005
     -----------------------------------------------------------------------------------         --------------------------
     Service cost...........................................     $   675          $  703          $  2,110          $ 2,332
     Interest cost.........................................        3,820           3,455            11,403           10,367
     Expected return on plan assets........................       (4,775)         (4,507)          (14,332)         (13,522)
     Recognized prior service cost.........................           54              54               162              161
     Recognized actuarial loss.............................          609             265             1,827              794
     Loss due to settlement................................            -               -               254                -
                                                                    --------------------         --------------------------
     Net pension expense (income)..........................       $  383          $  (30)         $  1,424         $    132
                                                                  ======================         ==========================

     The company did not make a contribution to the defined benefit pension plan during the nine months ended November 30, 2006. No contributions are required during fiscal 2007 under applicable law to meet ERISA minimum funding standards. However, the company may make voluntary contributions to the defined benefit pension plan to ensure that the fair value of plan assets at February 28, 2007, exceeds the accumulated benefit obligation.
     The company does not expect to make a contribution in fiscal 2007.

     A contribution of $5.1 million, which is equal to the expected benefit payments for fiscal 2007, is expected to be made to the restoration plan during fiscal 2007. The expected benefit payments for fiscal 2007 include a lump-sum payment to Mr. McCollough of $4.4 million, which is expected to be paid during the fourth quarter. The impact of this lump sum payment is reflected as a loss due to settlement in the preceding table. Benefit payments during the nine months ended November 30, 2006, were $0.5 million.

9.   Discontinued Operations

     For the quarter ended November 30, 2006, the net loss from discontinued operations totaled $0.4 million, which is net of $0.2 million of income taxes, and related to a domestic segment operation that is held for sale.
     For the nine months ended November 30, 2006, the net loss from discontinued operations totaled $2.1 million, which is net of $0.9 million of income taxes, and related to a domestic segment operation that is held for sale.
     For the first nine months of fiscal 2007, this $0.9 million of income tax benefit was offset by $0.6 million of income tax expense resulting from a revision of management's estimate regarding certain tax uncertainties associated with the discontinued bankcard operations.

     For the quarter ended November 30, 2005, the net loss from discontinued operations related to a domestic segment operation that is held for sale and a domestic segment subsidiary, MusicNow, LLC, which was sold in October
     2005. For the nine months ended November 30, 2005, the net loss from discontinued operations totaled $3.8 million, which is net of $2.1 million of income taxes, and related to a domestic segment operation that is held for sale and MusicNow.

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

                                 Page 14 of 35

     Net sales by reportable segment were as follows:

                                                                       Three Months Ended              Nine Months Ended
                                                                           November 30                     November 30
     (Amounts in millions)                                            2006           2005              2006           2005
     ----------------------------------------------------------------------------------------      --------------------------
     Domestic segment..........................................     $2,930.7        $2,730.8         $8,096.9       $7,259.5
     International segment.....................................        171.6           170.6            461.6          426.9
                                                                 ---------------------------       -------------------------
     Net sales.................................................     $3,102.3        $2,901.4         $8,558.5       $7,686.3
                                                                 ===========================       =========================


     Net (loss) earnings from continuing operations by reportable segment were as follows:

                                                                       Three Months Ended              Nine Months Ended
                                                                           November 30                     November 30
     (Amounts in millions)                                            2006           2005                2006           2005
     ----------------------------------------------------------------------------------------       -------------------------
     Domestic segment..........................................       $(15.4)          $13.1             $4.4          $11.6
     International segment.....................................         (0.3)           (3.0)            (3.7)          (9.5)
                                                                 ---------------------------       -------------------------
     Net (loss) earnings from continuing operations............       $(15.6)          $10.2              $0.8         $ 2.1
                                                                 ===========================       =========================


     Total assets by reportable segment were as follows:

                                                                 At November 30        At February 28
     (Amounts in millions)                                            2006                 2006
     --------------------------------------------------------------------------------------------------
     Domestic segment.........................................      $4,742.0              $3,594.4
     International segment....................................         527.3                 474.6
                                                                  -------------------------------------
     Total assets.............................................      $5,269.3              $4,069.0
                                                                  =====================================


11.  Supplemental Consolidated Statements of Cash Flows Information

     The following table summarizes supplemental cash flow information.

                                                                                           Nine Months Ended
                                                                                               November 30
     (Amounts in millions)                                                                2006            2005
     --------------------------------------------------------------------------------------------------------------
     Supplemental schedule of non-cash investing and financing activities:
       Change in capital expenditure accrual.....................................          $25.2           $23.1
       Capital lease obligation..................................................          $   -           $17.5

     Acquisition(a):
       Fair value of assets acquired.............................................          $   -           $13.6
       Less: liabilities assumed.................................................              -             0.3
                                                                                           -----           -----
       Acquisition...............................................................          $   -           $13.3
                                                                                           =====           =====

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

                                 Page 15 of 35

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

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for
     Defined  Benefit Pension and Other  Postretirement  Plans - an amendment of
     FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan's overfunded or underfunded status in its balance sheets and recognize the changes in a plan's funded status in comprehensive income in the year in which the changes occur. These provisions of SFAS No. 158 are effective for the company's fiscal year ending February 28, 2007. The company has not yet determined the impact of adopting these provisions. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year, with limited exceptions. This provision of SFAS No. 158 is effective for the company's fiscal year ending February 28, 2009. The company is currently in compliance with this provision.

     In September  2006, the Securities and Exchange  Commission  staff released
     Staff Accounting Bulletin (SAB) No. 108,  "Considering the Effects of Prior
     Year Misstatements When Quantifying Misstatements in Current Year Financial
     Statements." In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements using both the roll-over and the iron curtain methods. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both methods. The provisions of SAB 108 are effective for the company's fiscal year ending February 28, 2007. The company has not yet determined the impact of adopting this standard.

13.  Litigation

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

Our domestic segment is primarily engaged in the business of selling  brand-name consumer electronics,  personal computers,  entertainment  software, and related
services   in  our   stores   in  the   United   States   and  via  the  Web  at
www.circuitcity.com  and  www.firedog.com.  At November 30,  2006,  the domestic segment operated 640 Superstores and 11 other stores in 158 U.S. media markets.

                                 Page 16 of 35

Our  international  segment,  which is comprised of the  operations of InterTAN,
Inc.,  is  primarily  engaged  in the  business  of  selling  private-label  and
brand-name   consumer   electronics  in  Canada.  The  international   segment's
headquarters  are located in Barrie,  Ontario,  Canada,  and it operates through retail stores and dealer outlets in Canada  primarily  under the trade names The
Source By Circuit CitySM,  Rogers Plus(R) and Battery  Plus(R).  At November 30,
2006, the international segment conducted business through 955 retail stores and dealer outlets, which consisted of 547 company-owned stores, 300 dealer outlets,
92 Rogers  Plus(R)  stores  and 16 Battery  Plus(R)  stores.  The  international segment also operates a Web site at www.thesource.ca.

In accordance with the Amending  Agreement dated March 27, 2004,  between Rogers
Wireless Inc. ("Rogers") and InterTAN Canada Ltd., Rogers has notified InterTAN that they do not intend to continue the existing arrangement with respect to InterTAN's operation of the Rogers Plus(R) stores after January 28, 2007. Exit costs related to the transition are expected to be inconsequential. We expect to classify the results of operations attributable to Rogers Plus(R) stores as results from discontinued operations in the fourth quarter of fiscal 2007.

Management's Discussion and Analysis (MD&A) is designed to provide the reader of financial  statements with a narrative  discussion of our results of operations;
financial  position,  liquidity  and  capital  resources;   critical  accounting
policies and significant estimates; and the impact of recently issued accounting standards. Our MD&A is presented in eight sections:

o        Executive Summary
o        Critical Accounting Policies
o        Results of Operations
o        Recent Accounting Pronouncements
o        Financial Condition
o        Updated Fiscal 2007 Outlook
o        Fiscal 2008 and Beyond Outlook
o        Forward-Looking Statements

This discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements included in this report, the Annual Report on Form 10-K for the fiscal year ended February 28, 2006, as well as our reports on Form 8-K and other SEC filings.

EXECUTIVE SUMMARY

Fiscal 2007 Third Quarter Performance

o Net sales grew 6.9 percent, driven by a comparable store sales gain of 5.1 percent on top of a comparable store sales gain of 13.1 percent in the same period last year.

o In the domestic segment, Web-originated sales grew 67 percent, call center sales grew 84 percent and services revenues grew 72 percent over the same period last year.

o Gross profit margin declined 192 basis points compared with the same period last year due to a decline in merchandise margin for televisions, PC hardware, and entertainment software, as well as a decrease in extended warranty net sales as a percentage of domestic segment net sales.

o    SG&A expenses as a percentage of net sales,  which  included  approximately
     120 basis points in net  incremental  expenses  related to  investments  in
     information   technology,   multi-channel   capabilities   and   innovation
     activities, declined 43 basis points from the same period last year.

o The loss from continuing operations before income taxes was 0.9 percent of sales compared with earnings from continuing operations before income taxes of 0.6 percent of sales in the same period last year.

o We reported a net loss from continuing operations of 9 cents per diluted share compared with net earnings of 6 cents per diluted share in the same period last year.

                                 Page 17 of 35

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies under Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2006
Annual Report on Form 10-K. These policies relate to accounting for cash consideration received from vendors, the calculation of the liability for lease termination costs, accounting for goodwill and other identified intangible assets, accounting for pension plans and accounting for income taxes. We have updated the discussion of our critical accounting policy for Stock-Based
Compensation due to our adoption of Statement of Financial  Accounting Standards
No. 123(R), "Share-Based Payment," (SFAS No. 123(R)).

Accounting for Stock-Based Compensation

We account for stock-based compensation using a fair value-based method in accordance with SFAS No. 123(R). The Black-Scholes option valuation model is used to determine the fair value of stock options at the grant date, and expense is recognized over the period in which the options vest. Option valuation models require us to make subjective assumptions, including the expected future volatility of the stock price, expected dividend yield, and expected term of the option. Changes in the subjective assumptions can materially affect the fair value estimate. We estimate the number of equity awards granted that are expected to be forfeited, recognize compensation cost based on the number of awards that are expected to vest, and subsequently adjust the estimated forfeitures to reflect actual forfeitures.


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

                                 Page 18 of 35

Summary of Segment Performance

Where relevant, we have included separate discussions of our domestic and international segments. The following tables summarize performance by segment.

SEGMENT PERFORMANCE SUMMARY

                                                    Three Months Ended                              Nine Months Ended
                                                     November 30, 2006                               November 30, 2006
(Amounts in millions)                  Domestic      International    Consolidated       Domestic     International    Consolidated
----------------------------------------------------------------------------------       ------------------------------------------
Net sales...........................      $2,930.7        $171.6           $3,102.3       $8,096.9         $461.6         $8,558.5
Gross profit........................      $  632.4        $ 56.4           $  688.8       $1,846.9         $158.1         $2,005.0
Selling, general and
    administrative expenses.........      $  664.7        $ 56.2           $  720.9       $1,860.7         $162.4         $2,023.1
Net (loss) earnings from
    continuing operations...........      $  (15.4)       $ (0.3)          $  (15.6)      $    4.4         $ (3.7)        $    0.8


                                                    Three Months Ended                              Nine Months Ended
                                                     November 30, 2005                               November 30, 2005
(Amounts in millions)                  Domestic      International    Consolidated       Domestic     International    Consolidated
----------------------------------------------------------------------------------       ------------------------------------------
Net sales...........................      $2,730.8        $170.6           $2,901.4       $7,259.5         $426.9         $7,686.3
Gross profit........................      $  641.1        $ 58.9           $  700.0       $1,711.8         $155.8         $1,867.5
Selling, general and
    administrative expenses.........      $  623.9        $ 62.8           $  686.7       $1,707.5         $170.3         $1,877.8
Net earnings (loss) from
    continuing operations...........      $   13.1        $ (3.0)          $   10.2       $   11.6         $ (9.5)        $    2.1


Net Sales

Consolidated

For the third quarter of fiscal 2007, our net sales increased 6.9 percent to $3.10 billion, and comparable store sales increased 5.1 percent from the same period last year. Net sales for the first nine months of fiscal 2007 increased
11.3 percent to $8.56 billion from $7.69 billion for the first nine months of last fiscal year. Comparable store sales increased 8.9 percent for the first nine months of fiscal 2007. A store's sales are included in comparable store sales after the store has been open for a full 12 months. Comparable store sales include Web-originated sales and sales from relocated stores. The calculation of comparable store sales excludes the impact of fluctuations in foreign currency exchange rates.

Domestic Segment

For the third quarter of fiscal 2007, the domestic segment's net sales were $2.93 billion, an increase of 7.3 percent over the same period last fiscal year.
Comparable store sales increased 5.5 percent. For the quarter, our sales growth was driven by the addition of 15 net new Superstores over the past four quarters. In addition, domestic segment Web-originated sales grew 67 percent, domestic segment services revenues grew 72 percent and domestic segment call center sales grew 84 percent over the same period last year. Services revenues are comprised of home theater installations and computer-related services.

For the nine months ended November 30, 2006, domestic segment sales were $8.10 billion, an increase of 11.5 percent over the same period last fiscal year.
Comparable store sales increased 9.5 percent.

The domestic segment's major product categories are

o    video,  which  includes  televisions,   imaging  products,   DVD  hardware,
     camcorders, digital cameras, digital video services, furniture, and related accessories;

                                 Page 19 of 35

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

The percent of domestic segment sales represented by each major product category for the periods ended November 30, 2006 and 2005, is shown below.

PERCENT OF DOMESTIC SEGMENT SALES BY CATEGORY(a)

                                                                 Three Months Ended                Nine Months Ended
                                                                     November 30                      November 30
                                                                2006             2005            2006             2005
--------------------------------------------------------------------------------------         -----------------------
Video.....................................................      47%              46%             45%               43%
Information technology....................................      27               28              29                30
Audio.....................................................      15               15              15                16
Entertainment.............................................      11               11              11                11
                                                              ----------------------           -----------------------
Total.....................................................     100%             100%            100%              100%
                                                              ======================            ======================
(a)Excludes extended warranty net sales and installation revenue

In the video category, we produced a high-single-digit comparable store sales increase in the third quarter. Total television comparable store sales increased by double digits, led by double-digit comparable store sales growth in flat panel televisions. Comparable store sales of digital imaging products and accessories also increased by double digits. Growth in the category was partially offset by a single-digit decline in comparable store sales of camcorders and a double-digit decline in DVD hardware.

In the information technology category, we produced comparable store sales that were approximately flat compared to the prior year. Comparable store sales in PC hardware declined by low-single digits as a high-single-digit increase in notebook computers was more than offset by a double-digit decline in desktop computers.

In  the  audio  category,   we  produced   comparable   store  sales  that  were
approximately  flat compared to the prior year. A triple-digit  comparable store sales increase in navigation products was offset by a high-single-digit  decline in home audio products and a double-digit  decline in satellite  radio products.
Comparable  store sales of portable  digital audio  products were  approximately flat to last year while portable  digital audio  accessories grew by high-single digits.

In the entertainment category, we produced a high-single-digit comparable store sales increase in the third quarter, reflecting a strong-double-digit comparable store sales increase in video gaming products and a double-digit comparable store sales increase in PC software. Comparable store sales of video software declined by mid-single digits and comparable store sales in music software declined by double digits.

The following table provides the number of our domestic segment stores:

DOMESTIC SEGMENT STORE MIX

                                                         Nov. 30, 2006       Feb. 28, 2006         Nov. 30, 2005
----------------------------------------------------------------------------------------------------------------
Superstores.......................................            640                 626                   625
Outlet and mall stores............................             11                   5                     6
                                                      ----------------------------------------------------------
Total domestic segment stores.....................            651                 631                   631
                                                      ==========================================================

                                 Page 20 of 35

In the first nine months of fiscal 2007, we relocated six Superstores and opened thirteen new Superstores. One of the relocated Superstores replaced a store that was closed in February 2006. We opened seven outlet stores, opened one test store and closed two mall stores. We also completed two remodels, one of which consisted of rebuilding a storm-damaged store.

Extended Warranty Net Sales. The domestic segment sells extended warranty programs on behalf of unrelated third parties who are the primary obligors. The extended warranty net sales were $103.3 million, or 3.5 percent of domestic segment net sales, in the third quarter of fiscal 2007, compared with $104.7 million, or 3.8 percent of domestic segment net sales, in the same period last fiscal year. The extended warranty net sales were $303.3 million for the first nine months of fiscal 2007, or 3.7 percent of domestic segment net sales, compared with $287.1 million, or 4.0 percent of domestic segment net sales, for the first nine months of last fiscal year. Effective fiscal year 2008, we will no longer report extended warranty net sales separately from consolidated net sales. Management views warranty revenue as one component of many that contribute to both sales and gross margin, reflecting our expanded ability to provide high value services in a growing number of ways. We will continue reporting domestic segment extended warranty net sales for the balance of fiscal year 2007.

International Segment

The  international  segment's net sales  increased 0.6 percent to $171.6 million for the third quarter of fiscal 2007, compared with $170.6 million for the third quarter  of  last  fiscal  year.  The  increase  was  driven  by the  effect  of
fluctuations  in  foreign   currency   exchange   rates,   which  accounted  for
approximately 4 percentage points of the  international  segment's third quarter net sales  increase.  Sales from our  dealer  relationships  had a  single-digit
percentage   increase  for  the  third  quarter  in  local  currency,   and  the
international  segment  added 5 net new  retail  stores  during  the  past  four quarters.  Comparable store sales decreased 3.7 percent for the quarter in local currency.

For the nine months ended  November 30, 2006,  the  international  segment's net sales increased 8.1 percent to $461.6 million,  compared with $426.9 million for the nine months ended  November 30, 2005.  The increase was driven  primarily by the effect of fluctuations in foreign currency  exchange rates,  which accounted
for   approximately  7  percentage   points  of  the   international   segment's
year-over-year net sales increase.  Comparable store sales decreased 1.4 percent in local currency for the first nine months of fiscal 2007.

INTERNATIONAL SEGMENT STORE MIX

                                                         Nov. 30, 2006       Feb. 28, 2006         Nov. 30, 2005
----------------------------------------------------------------------------------------------------------------
Company-owned stores..............................            547                 540                   533
Dealer outlets....................................            300                 300                   304
Rogers Plus(R) stores...............................           92                  93                    93
Battery Plus(R) stores..............................           16                  21                    24
                                                        ---------------------------------------------------------
Total international segment stores................            955                 954                   954
                                                        =========================================================


Gross Profit Margin

Consolidated

The gross profit margin was 22.2 percent of net sales in the third quarter of fiscal 2007, compared with 24.1 percent for the same period last fiscal year.
For the first nine months of fiscal 2007, the gross profit margin was 23.4 percent of net sales, compared with 24.3 percent for the same period last fiscal year.

Domestic Segment

For the third quarter of fiscal 2007, the domestic segment's gross profit margin declined 190 basis points from the prior year, driven by a decline in merchandise margin primarily in televisions, PC hardware, and

                                 Page 21 of 35

entertainment software, as well as a decrease in extended warranty net sales as a percentage of domestic segment net sales.

For the first nine months of fiscal 2007, the domestic segment's gross profit margin was 22.8 percent of net sales, compared with 23.6 percent for the same period last fiscal year. The margin rate decline resulted primarily from a decline in merchandise margin for PC hardware, advanced televisions, and entertainment software, as well as a decrease in extended warranty net sales as a percentage of domestic segment net sales.

International Segment

For the third  quarter of fiscal 2007,  the  international  segment gross profit margin  rate  decline  of  165  basis  points  did  not  materially  impact  the consolidated  gross profit margin rate.  The decrease  resulted  primarily  from margin rate  declines  within  digital  products,  such as  name-brand  computer hardware and portable  digital audio players,  as well as a sales mix shift to a higher level of sales of these products.  Also  contributing to the gross profit
margin  rate   decline  were   clearance   activities   related  to   assortment
rationalization.

For the first nine months of fiscal 2007, the international segment's gross profit margin was 34.3 percent of net sales, compared with 36.5 percent for the same period last fiscal year. The decrease resulted primarily from margin rate declines within the personal electronics, computer hardware, video and gadgets categories. Also, a sales mix shift from higher-margin categories, such as batteries, to lower-margin high-growth categories contributed to the decline.


Selling, General and Administrative Expenses

Consolidated

                                                 Three Months Ended November 30                Nine Months Ended November 30
                                                 2006                 2005                     2006                   2005
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                   $      Sales          $        Sales          $         Sales        $         Sales
------------------------------------------------------------------------------------   ---------------------------------------------
Store expenses..........................     $637.7   20.6%        $583.8     20.1%       $1,743.2     20.4%   $  1,604.2     20.9%
General and administrative
     expenses...........................       79.8    2.6           86.6      3.0           253.6      3.0         242.9      3.2
Stock-based compensation
       expense..........................        5.4    0.2            9.3      0.3            20.7      0.2          19.1      0.2
Remodel expenses........................        0.1      -              -        -             0.6        -             -        -
Relocation expenses(a)..................       (7.0)  (0.2)           2.6      0.1            (4.9)    (0.1)          4.9      0.1
Pre-opening expenses....................        4.9    0.2            4.3      0.2             9.9      0.1           6.7      0.1
                                          ------------------------------------------   ---------------------------------------------
Total  .................................     $720.9   23.2%        $686.7     23.7%       $2,023.1     23.6%     $1,877.8     24.4%
                                          =========================================    ============================================

(a) Results for the three months ended November 30, 2006, include a benefit from the reversal of lease termination charges for seven previously vacant stores that have re-opened or will re-open as outlet stores, partially offset by expenses associated with completing four relocations during the quarter.

Selling, general and administrative expenses as a percentage of net sales declined 43 basis points to 23.2 percent of net sales in the third quarter of this fiscal year. The domestic segment's expense-to-sales ratio decreased 17 basis points from the same period last year. The international segment contributed 26 basis points to the decrease in the consolidated expense-to-sales ratio.

For the first nine months of fiscal 2007, selling, general and administrative expenses as a percentage of net sales declined 79 basis points from the same period last fiscal year. The domestic segment's expense-to-sales ratio decreased
54 basis points from the same period last year. The international segment contributed 25 basis points to the decrease in the consolidated expense-to-sales ratio.

                                 Page 22 of 35

Domestic Segment

                                                 Three Months Ended November 30                Nine Months Ended November 30
                                                 2006                 2005                     2006                   2005
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                   $      Sales          $        Sales          $         Sales        $         Sales
------------------------------------------------------------------------------------   ---------------------------------------------
Store expenses..........................     $592.2   20.2%        $539.5     19.8%       $1,613.3     19.9%   $  1,489.4     20.5%
General and administrative
     expenses...........................       69.4    2.4           68.5      2.5           222.7      2.8         188.1      2.6
Stock-based compensation
       expense..........................        5.1    0.2            9.0      0.3            19.1      0.2          18.5      0.3
Remodel expenses........................        0.1      -              -        -             0.6        -             -        -
Relocation expenses(a)..................       (7.0)  (0.2)           2.6      0.1            (4.9)    (0.1)          4.9      0.1
Pre-opening expenses....................        4.9    0.2            4.3      0.2             9.9      0.1           6.7      0.1
                                          ------------------------------------------   ---------------------------------------------
Total  .................................     $664.7   22.7%        $623.9     22.8%       $1,860.7     23.0%     $1,707.5     23.5%
                                          =========================================    ============================================

(a) Results for the three months ended November 30, 2006, include a benefit from the reversal of lease termination charges for seven previously vacant stores that have re-opened or will re-open as outlet stores, partially offset by expenses associated with completing four relocations during the quarter.

For the three months ended November 30, 2006, the domestic segment's improvement primarily  reflects a decrease in  advertising  expenses and leverage of payroll expenses. We also recorded a net benefit of $7.0 million in relocation expenses.
This net benefit  resulted  from the  reversal of lease  termination  charges of
$12.9 million for seven previously  vacant locations that have re-opened or will
re-open  as  outlet  stores,   partially  offset  by  expenses  associated  with
completing  four  relocations  during  the  quarter.   These  improvements  were
partially offset by net incremental  expenses,  primarily related to investments in information technology,  multi-channel capabilities and innovation activities that amounted to approximately  120 basis points as a percentage of consolidated net sales.  During the third  quarter of fiscal 2006, we recorded our portion of the Visa/MasterCard  antitrust litigation settlement.  The $9.4 million gain was reflected as a reduction to domestic segment store expenses.

For the nine months ended November 30, 2006, the domestic segment's  improvement primarily  reflects  leverage of payroll;  rent and occupancy;  and  advertising expenses. These improvements were partially offset by incremental store expenses related to multi-channel  capabilities  and innovation  activities as well as by
general  and  administrative   expenses  related  to  information   systems  and
innovation activities.

International Segment

                                                 Three Months Ended November 30                Nine Months Ended November 30
                                                 2006                 2005                     2006                   2005
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                   $      Sales          $        Sales            $       Sales          $      Sales
------------------------------------------------------------------------------------   ---------------------------------------------
Store expenses..........................      $45.5   26.5%         $44.3     26.0%       $  129.9     28.1%       $114.8     26.9%
General and administrative
     expenses...........................       10.4    6.1           18.1     10.6            31.0      6.7          54.8     12.8
Stock-based compensation
       expense..........................        0.3    0.2            0.3      0.2             1.6      0.3           0.7      0.2
                                          ------------------------------------------   ---------------------------------------------
Total  .................................      $56.2   32.8%         $62.8     36.8%         $162.4     35.2%       $170.3     39.9%
                                          =========================================    ============================================

For  the  third   quarter   of  fiscal   2007,   the   international   segment's
expense-to-sales  ratio  decreased  403 basis  points  from the same period last year. The  international  segment's general and  administrative  expenses in the third quarter of fiscal 2006 included  expenses of $8.3 million  associated with the brand transition in Canada.

For the nine months ended November 30, 2006, the international segment's expense-to-sales ratio decreased 471 basis points from the same period last fiscal year. The international segment's general and administrative expenses in the first nine months of fiscal 2006 included expenses of $29.8 million associated with the brand transition in Canada.

                                 Page 23 of 35

Income Tax Provision

The income tax benefit recognized for the nine months ended November 30, 2006, was $1.6 million on a loss from continuing operations before income taxes of $0.8 million for an effective rate of 192 percent. This rate is a result of the impact of discrete items and the return-to-provision impact associated with the filing of the February 28, 2006, tax returns. The effective income tax rate applicable to results from continuing operations was 34.5 percent for the nine months ended November 30, 2005.

Net (Loss) Earnings from Continuing Operations

The net loss from continuing operations was $15.6 million, or 9 cents per share, in the three months ended November 30, 2006, compared with net earnings from continuing operations of $10.2 million, or 6 cents per share, in the same period last fiscal year.

For the nine months ended November 30, 2006, the net earnings from continuing operations were $0.8 million, or zero cents per share, compared with net earnings from continuing operations of $2.1 million, or 1 cent per share, for the same period last fiscal year.

Net Loss from Discontinued Operations

For the quarter ended November 30, 2006, the net loss from discontinued operations totaled $0.4 million, which is net of $0.2 million of income taxes, and related to a domestic segment operation that is held for sale. For the nine months ended November 30, 2006, the net loss from discontinued operations totaled $2.1 million, which is net of $0.9 million of income taxes, and related to a domestic segment operation that is held for sale. For the first nine months of fiscal 2007, this $0.9 million of income tax benefit was offset by $0.6 million of income tax expense resulting from a revision of management's estimate regarding certain tax uncertainties associated with our discontinued bankcard operations.

For the quarter ended November 30, 2005, the net loss from discontinued operations related to a domestic segment operation that is held for sale and a domestic segment subsidiary, MusicNow, LLC, which was sold in October 2005. For the nine months ended November 30, 2005, the net loss from discontinued operations totaled $3.8 million, which is net of $2.1 million of income taxes, and related to a domestic segment operation that is held for sale and MusicNow.

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

                                 Page 24 of 35

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

In September  2006,  the FASB issued SFAS No. 158,  "Employers'  Accounting  for
Defined  Benefit Pension and Other  Postretirement  Plans - an amendment of FASB
Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize a plan's overfunded or underfunded status in its balance sheets and recognize the changes in a plan's funded status in comprehensive income in the year in which the changes occur. These provisions of SFAS No. 158 are effective for our fiscal year ending February 28, 2007. We have not yet determined the impact of adopting these provisions. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year, with limited exceptions. This provision of SFAS No. 158 is effective for our fiscal year ending February 28, 2009. We are currently in compliance with this provision.

In September 2006, the Securities and Exchange  Commission  staff released Staff
Accounting  Bulletin  (SAB) No.  108,  "Considering  the  Effects  of Prior Year
Misstatements   When   Quantifying   Misstatements  in  Current  Year  Financial
Statements."  In SAB 108, the SEC staff  established  an approach  that requires quantification of financial statement misstatements using both the roll-over and iron curtain  methods.  This model is commonly  referred to as a "dual approach"
because it requires  quantification of errors under both methods. The provisions of SAB 108 are effective  for our fiscal year ending  February 28, 2007. We have not yet determined the impact of adopting this standard.

FINANCIAL CONDITION


Liquidity and Capital Resources

Cash Flows

Restatement of Cash Flows
As disclosed in Note 22, Quarterly  Financial Data (Unaudited),  of the Notes to
Consolidated Financial Statements,  included in Item 8, Financial Statements and
Supplementary Data, of our fiscal 2006 Annual Report on Form 10-K, we identified errors in our previously filed consolidated statement of cash flows for the nine months ended November 30, 2005, and restated the consolidated statement of cash flows for the nine months ended November 30, 2005. We had classified variable rate demand notes as cash and cash equivalents; however, these notes should have been classified as short-term investments and their purchases and sales as investing activities. We incorrectly reflected bank overdrafts as a change in accounts payable in operating activities rather than in financing activities. We incorrectly included accruals for purchases of property and equipment in operating activities and investing activities. We incorrectly reflected deposits in transit as a reduction to accounts payable.

                                 Page 25 of 35

Cash Flows Summary
The following table summarizes our cash flows for the nine months ended November
30, 2006 and 2005:

                                                                  Nine Months Ended
                                                                     November 30
(Amounts in millions)                                           2006             2005
----------------------------------------------------------------------------------------
Net cash provided by (used in):
  Operating activities....................................  $  219.3         $   (88.4)
  Investing activities....................................    (138.0)           (147.0)
  Financing activities....................................      52.8            (206.5)
  Discontinued operations.................................      (3.2)            (19.6)
Effect of exchange rate changes on cash...................      (0.3)             (0.3)
                                                            ----------------------------
Increase (decrease) in cash and
  cash equivalents........................................  $  130.7         $  (461.9)
                                                            ============================

Operating Activities
For the nine months ended November 30, 2006, net cash provided by operating activities was $219.3 million, compared with net cash used in operating activities of $88.4 million in the nine months ended November 30, 2005. The change was due primarily to a lower seasonal inventory build during the nine months ended November 30, 2006, compared with the nine months ended November 30, 2005. The lower inventory build was driven by improved supply chain and inventory management execution, including a reduction in slower-moving and at-risk inventories. During the nine months ended November 30, 2006, the decrease in merchandise inventory, net of merchandise payable, was $189.1 million. During the nine months ended November 30, 2005, merchandise inventory, net of merchandise payable, increased $201.7 million. The cash provided by the reduction in inventory build was partially offset by an increase in accounts receivable, driven by an increase in vendor receivables.

Investing Activities
We used net cash from investing activities of $138.0 million in the nine months ended November 30, 2006, compared with $147.0 million in the nine months ended
November 30, 2005. The change was due primarily to an increase in the proceeds from sales and maturities of investment securities, partially offset by a decrease in proceeds from sales of property and equipment and an increase in capital expenditures as we make investments in new Superstores.

Financing Activities
For the nine months ended November 30, 2006, net cash provided by financing activities was $52.8 million, compared with net cash used in financing activities of $206.5 million in the nine months ended November 30, 2005. The change was due primarily to a decrease in cash used to repurchase common stock under the stock repurchase authorization, coupled with an increase in cash provided by the issuance of common stock. In June 2006, the board authorized a $400 million increase in the stock repurchase authorization resulting in a total stock repurchase authorization of up to $1.2 billion, of which $380.4 million remained available at November 30, 2006. During the nine months ended November
30, 2006, we used cash to repurchase 5.0 million shares of common stock at a total price of $136.9 million, excluding commission fees. During the same period last fiscal year, we used cash to repurchase 17.8 million shares of common stock at a total price of $298.5 million, excluding commission fees. As of November
30, 2006, we had repurchased a cumulative 52.9 million shares of common stock at a total price of $819.6 million, excluding commission fees.

Also in June 2006, the board of directors authorized an increase in our quarterly dividend rate to $0.04 per share from the previous quarterly dividend of $0.0175 per share on our common stock. The dividend rate change was effective with the declaration of the quarterly dividend in the third quarter of fiscal
2007.

Cash, Cash Equivalents and Short-term Investments
At November 30, 2006, we had cash, cash equivalents and short-term investments of $897.9 million, compared with $838.0 million at February 28, 2006. The increase in the cash position is primarily due to cash provided by operations, driven by the reduction in net-owned inventory, and cash provided by the issuance of

                                 Page 26 of 35

common stock. The increase was partially offset by cash used to purchase property and equipment and to repurchase common stock. During the first nine months of fiscal 2006, we used cash of $216.9 million to purchase property and equipment. In addition, during the first nine months of fiscal 2007, we used cash to repurchase 5.0 million shares of common stock at a total price of $136.9 million, excluding commission fees. At November 30, 2005, we had cash, cash equivalents and short-term investments of $550.3 million. The year-over-year change in the cash position reflects cash provided by operations, including a reduction in net-owned inventory, partially offset by the use of cash to purchase property and equipment and to repurchase common stock.

Net-owned Inventory
Merchandise  inventory  increased to $2.53  billion at November  30, 2006,  from
$1.70  billion at February 28, 2006,  driven by an increase in domestic  segment inventory of $793.9 million due to an increase in inventory purchases to support seasonal sales trends and customer  encountered  in-stock  positions.  Net-owned
inventory,   calculated  as  merchandise  inventory  less  merchandise  payable, decreased  by $189.1  million  from  February  28,  2006,  to November 30, 2006.
Domestic segment net-owned  inventory  decreased by $185.2 million from February
28, 2006 to November 30,  2006,  driven by improved  supply chain and  inventory management  execution,  including  a  reduction  in  slower-moving  and  at-risk inventories while improving customer-encountered in-stock levels.

Capital Expenditures
Capital expenditures, net of landlord reimbursements, were $215.3 million in the nine months ended November 30, 2006, compared with $161.9 million in the same period last fiscal year.

Sources of Liquidity
We have a $500 million revolving credit facility secured by inventory and accounts receivable. This facility is scheduled to mature in June 2009. The credit facility provides for a $400 million borrowing limit for the domestic segment and a $100 million borrowing limit for the international segment. At
November 30, 2006, short-term borrowings were $35.0 million and related to our international segment. At November 30, 2006, outstanding letters of credit were $62.4 million, leaving $402.6 million available for borrowing. We were in compliance with all covenants at November 30, 2006.

Our primary sources of liquidity include available cash, borrowing capacity under the credit facility and landlord reimbursements. We expect that our primary sources of liquidity will be sufficient to fund capital expenditures and working capital for the foreseeable future.

UPDATED FISCAL 2007 OUTLOOK

We expect to generate the following results in fiscal 2007, excluding the impact of classifying the results from the Rogers Plus(R) stores as results from discontinued operations:
o    consolidated net sales growth of 9 percent to 10 percent
o    domestic segment comparable store sales growth of 7 percent to 8 percent
o earnings from continuing operations before income taxes (EBT) as a percentage of consolidated net sales of 1.2 percent to 1.4 percent

The outlook also includes the following expectations:
o    incremental expenses in information technology,  multi-channel capabilities and innovation  activities,  primarily related to expenses for investments,
     that  will  total   approximately  90  basis  points  as  a  percentage  of
     consolidated net sales
o    expenses  related to domestic  segment store  relocations,  remodeling  and store refresh  activities of approximately $25 million,  which excludes the
     $12.9 million reversal of lease  termination  charges recorded in the third quarter for seven  previously  vacant locations that have re-opened or will re-open as outlet stores
o    consolidated   effective   income  tax  rate  applicable  to  results  from
     continuing operations of 35.8 percent
o    the  classification  of net income of  approximately  $5.1 million,  all of
     which  relates  to  the  fourth  quarter,   as  results  from  discontinued
     operations in the fourth  quarter as the result of returning  management of
     92 Rogers Plus(R) stores to Rogers Wireless Inc. in January 2007

                                 Page 27 of 35

o capital expenditures, net of landlord reimbursements, of approximately $275 million
o    depreciation and amortization expense of approximately $190 million
o a reduction in domestic segment net-owned inventory from February 28, 2006, to February 28, 2007, of $75 million to $125 million

Domestic segment Superstore openings and estimates are shown in the following table. The timing of store openings depends on a number of factors and can change during the year. Ten of the fourth quarter openings are planned for February. We expect approximately one third of the openings to be in the 20,000 square foot format. We have completed the planned remodel of two locations.

Domestic Segment Superstore Openings(a)

                                               Q1     Q2     Q3      Q4       FY07
-------------------------------------------------------------------------------------
Incremental Superstores....................     3      2      8      9 -10    22 - 23
Relocated Superstores......................     2      -      4      4 - 6    10 - 12
                                             -----------------------------------------
Total expected Superstore openings.........     5      2     12     13 - 16   32 - 35
                                           ===========================================

(a) First, second and third quarter openings are actual. On February 28, 2006, we closed one store in advance of opening a replacement store in the first quarter of fiscal 2007. The replacement store is included in relocations for the first quarter of fiscal 2007.

Our estimate of capital expenditures includes $126 million for relocations, new store construction, store refreshes and category resets. Information technology capital expenditures are expected to total $115 million. Distribution and other capital expenditures are expected to total $23 million. Net capital expenditures of $11 million are anticipated for the international segment.

The fiscal 2007 outlook, as updated, is based on the following assumptions:
o    a continuation of current competitive and macroeconomic environments
o    continued gross margin pressure in key product areas
o    continued   sales  growth  in  key  product  areas   including  flat  panel
     televisions,  video game hardware, notebook computers,  digital imaging and portable digital audio players as well as related accessories and services
o    continued growth in Web-originated sales
o    improved customer-encountered inventory in-stock levels
o    no  realization  of benefits in fiscal 2007 from  initiatives to accelerate sales  growth,  gross margin  improvement  or expense  reductions,  nor any potential costs or expenses associated with those initiatives

In the second quarter, we conducted our annual review of goodwill associated with the international segment for impairment and determined that no impairment existed. We are carefully monitoring sales and margin trends in the fourth quarter to determine whether it will be necessary to re-evaluate the asset for impairment. Future valuation adjustments based upon this review could cause actual results to vary materially from expected results.

FISCAL 2008 AND BEYOND OUTLOOK

We expect to generate  earnings from continuing  operations  before income taxes
(EBT) as a percentage of consolidated net sales of approximately 5.0 percent, excluding the impact of classifying the results from the Rogers Plus(R) stores as results from discontinued operations, in a three- to five-year timeframe.

In fiscal 2008, we expect to open 60 to 65 Superstores, of which 15 to 20 will be relocated stores. In fiscal 2009, we expect to open 75 to 100 Superstores.

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

                                 Page 28 of 35

expectations for fiscal 2007 and beyond, are forward-looking statements and involve various risks and uncertainties. In most cases, you can identify our forward-looking statements by words such as "expect," "anticipate," "believe,"
"should," "may," "plan," "will" or similar words.

Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties  that could cause actual results to differ  materially  from those suggested by the  forward-looking  statements.
Although  we  believe  that  the  estimates  and  projections  reflected  in the forward-looking  statements are  reasonable,  our  expectations  may prove to be incorrect.  The retail industry and the specialty retail industry in particular, are dynamic by nature and have  undergone  significant  changes in recent years.
Our ability to anticipate and successfully respond to the continuing  challenges of our industry is key to achieving  our  expectations.  Important  factors that could cause actual  results to differ  materially  from estimates or projections contained in our forward-looking statements include the following:
o    changes in the amount and degree of  competition,  pricing and  promotional pressure exerted by current  competitors and potential new competition from competitors  using  either  similar or  alternative  methods or channels of distribution  such as the Internet,  telephone  shopping  services and mail order;
o    our response to pricing and promotional activities of our competitors;
o    changes in general  economic  conditions  including,  but not  limited  to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, personal discretionary spending levels, trends in consumer retail spending,  (both in general and in our product categories), unemployment and consumer sentiment about the economy in general;
o    the level of consumer  response to new products or product  features in the merchandise categories we sell and changes in our merchandise sales mix;
o    the pace of commoditization of digital products;
o    the  impact  of  inventory  and  supply  chain  management  initiatives  on inventory levels and profitability;
o    our ability to generate sales and margin growth through  expanded  services offerings;
o    the impact of new products and product  features on the demand for existing products and the pricing and profit margins associated with the products we sell;
o    significant changes in retail prices for products and services we sell;
o    changes in  availability  or cost of  financing  for  working  capital  and capital  expenditures,  including  financing to support  development of our business;
o    the lack of  availability  or access to sources of inventory or the loss or disruption in supply from one of our major suppliers;
o    our  inability  to  liquidate  excess  inventory  should  excess  inventory develop;
o    our inability to maintain sales and profitability  improvement programs for our Circuit City Superstores, including our store revitalization plan;
o    our ability to continue to generate  strong sales growth through our direct sales channel;
o    the  availability of appropriate  real estate locations for relocations and new stores;
o    the cost and timeliness of new store openings and relocations;
o    consumer  reaction to new store  locations  and changes in our store design and merchandise;
o    our ability and the ability of Chase Card Services to  successfully  market and promote the third party credit card program being offered by Chase Card
     Services;
o    the extent to which customers  respond to promotional  financing offers and the types of promotional terms we offer;
o    our ability to attract and retain an effective  management  team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;
o    the impact of initiatives related to upgrading merchandising, marketing and
     information   systems  on  revenue  and  operating  margin  and  the  costs associated with these investments;
o    our ability to control and leverage expenses as a percentage of sales;
o    changes in production or  distribution  costs or costs of materials for our advertising;
o    effectiveness  of our  advertising  and marketing  programs for  increasing consumer traffic and sales;
o    the  successful  implementation  of our  initiatives  to  accelerate  sales growth, gross margin improvement and expense reductions;

o the imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to, the imposition of new environmental restrictions,

                                 Page 29 of 35

     regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws;
o failure to successfully implement sales and profitability improvement programs for our international segment;
o deterioration of the expected future performance of our international segment may result in a goodwill impairment charge;
o the timely production and delivery of private-label merchandise and level of consumer demand for those products;
o reduced investment returns or other changes relative to the assumptions for our pension plans that impact our pension expense;
o    changes in our anticipated cash flow;
o whether, when and in what amounts share repurchases may be made under our stock buyback program;
o    adverse results in significant litigation matters;
o currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies;
o    the global regulatory and trade environment;
o    the disruption of global, national or regional transportation systems;
o the occurrence of severe weather events or natural disasters that could significantly damage or destroy stores or prohibit consumers from traveling to our retail locations, especially during peak selling periods; and
o the successful execution of the initiatives to achieve revenue growth and increase operating margin and the accuracy of the assumptions underlying our projected 2007 results as discussed under "Updated Fiscal 2007 Outlook" in MD&A.

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

Inventory Purchases

A portion of  InterTAN's  purchases are from vendors  requiring  payment in U.S.
dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN's management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders; exchange rates, including forecasts from major financial institutions; local news; and other economic factors. At November 30, 2006, U.S. dollar purchase orders totaled approximately $10.8 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $1.1 million for those orders. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, to the degree commercially feasible.

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

                                 Page 30 of 35

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

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting in the quarter ended November 30, 2006, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

                                 Page 31 of 35

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended November 30, 2006:

                                                                                                                    Approximate
                                                                                              Total Number        Dollar Value of
                                                                                               Shares that           Share that
                                                                              Average         Purchased as            May Yet Be
                                                       Total Number            Price        Part of Publicly         Purchased
                                                        of Shares              Paid             Announced              Under
(Amounts in millions except per share data)              Purchased            per Share          Program            the Program(a)
-----------------------------------------------------------------------------------------------------------------------------------
September 1 - September 30, 2006.................             -               $    -                  -                  $400.3
October 1 - October 31, 2006.....................           0.7               $27.19                0.7                  $380.4
November 1 - November 30, 2006...................             -               $    -                  -                  $380.4
                                                     -----------------                      -----------------
Total fiscal 2007 third quarter..................           0.7               $27.19                0.7
                                                     =================                      =================

(a) In January  2003,  the company  announced  that the board of  directors  had authorized the  repurchase of up to $200 million of common stock.  In June 2004,
the  company   announced  a  $200  million  increase  in  its  stock  repurchase authorization,  raising the repurchase  capacity to $400 million. In March 2005,
the  company   announced  a  $400  million  increase  in  its  stock  repurchase authorization,  raising the repurchase  capacity to $800 million.  In June 2006,
the  company   announced  a  $400  million  increase  in  its  stock  repurchase authorization,  raising the  repurchase  capacity to $1.2  billion.  There is no expiration date under the  authorization.  At November 30, 2006,  $380.4 million remained available for stock repurchases under the $1.2 billion stock repurchase authorization.

                                 Page 32 of 35

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

Material Contracts

10.1     Circuit City Stores,  Inc.  2003 Stock  Incentive  Plan, as Amended and
         Restated, effective December 14, 2006, filed herewith.*

10.2     Circuit City Stores,  Inc. 2000 Non-Employee  Directors Stock Incentive
         Plan, as Amended and Restated, effective December 14, 2006, filed herewith.*

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

                                 Page 33 of 35

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      CIRCUIT CITY STORES, INC.
                      (Registrant)



                      By:   /s/ Philip J. Schoonover
                            --------------------------------------
                            Philip J. Schoonover
                            Chairman, President and Chief Executive Officer



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




January 5, 2007

                                 Page 34 of 35


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

      Material Contracts

      10.1 Circuit City Stores, Inc. 2003 Stock Incentive Plan, as Amended and Restated, effective December 14, 2006, filed herewith.*

      10.2     Circuit City  Stores,  Inc.  2000  Non-Employee  Directors  Stock
               Incentive Plan, as Amended and Restated,  effective  December 14,
               2006, filed herewith.*

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

                                 Page 35 of 35