Form 10-K
period 2007-02-28
CIRCUIT CITY STORES INC
filed 2007-04-30
CIK 104599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

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

Registrant’s telephone number, including area code: (804) 486-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $0.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common shares held by non-affiliates as of August 31, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $4,075,922,680 based upon the closing price of these shares as reported by the New York Stock Exchange on that date.

On March 31, 2007, the company had outstanding 170,740,087 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s Definitive Proxy Statement dated April 27, 2007, furnished to shareholders of the company in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Circuit City Stores, Inc. is a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. Circuit City was incorporated under the laws of the Commonwealth of Virginia in 1949. Its corporate headquarters are located at 9950 Mayland Drive, Richmond, Virginia. The company has two reportable segments: its domestic segment and its international segment. For fiscal 2007, net sales were $11.86 billion for the domestic segment and $570.2 million for the international segment. Prior to the second quarter of fiscal 2005, the company had another reportable segment, its finance operation that was sold in May 2004.

The domestic segment is engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in Circuit City stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. At February 28, 2007, the company’s domestic segment operated 642 Superstores and 12 other stores in 158 U.S. media markets.

The international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. At February 28, 2007, the international segment conducted business through 806 retail stores and dealer outlets, which consisted of 509 company-owned stores, 296 dealer outlets and 1 Battery Plus® store. The international segment re-branded most of its company-owned stores and dealer outlets to The Source By Circuit CitySM during fiscal 2006. The international segment operates a Web site at www.thesource.ca. In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation.

Additional discussion of Circuit City’s operating segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17, Segment Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The company is in the midst of a retail and merchandising transformation, with the goal of continuing to improve its core business through growing sales, improving gross profit margins, reducing expenses and improving working capital management. During this transformation period, the company will make significant investments in information systems, multi-channel capabilities, innovation activities and real estate. The company has implemented a disciplined innovation process to enable future growth by appealing to new customers, providing new product and service offerings and searching for new business opportunities.

In February 2007, the company changed its executive management structure to improve execution and accountability, to better align all retail channels and to increase the coordination between merchandising and marketing. The executive vice president of merchandising, services and marketing oversees the merchandising, supply chain, services and marketing organizations. These organizations are tasked with the creation and communication of the company’s value propositions to the customer. All retail channels, including all domestic and international segment retail stores and direct channels, report to the executive vice president, multi-channel sales.

Multi-channel Operations

Circuit City has a highly integrated multi-channel business model, which allows customers to shop in its stores, on the Web and via the telephone. Store operations are managed by an executive vice president, multi-channel sales, who oversees sales conversion and the customer experience.

During fiscal 2007, the domestic segment retail operations were divided into 10 regions, which were under the supervision of regional vice presidents. The 10 regions were comprised of 67 districts, which were managed by district managers who regularly visit stores to monitor store operations and meet with store directors. In early fiscal 2008, the number of regions was reduced to eight. Domestic segment Superstores are typically staffed with an average of 56 full-time and part-time Associates including sales support personnel, such as customer service Associates, product specialists and stockpersons; in-store technicians and installers; sales managers; an operations manager; and a store director.

The company’s direct-to-consumer business has grown rapidly since the launch of its Web site in 1999. Through www.circuitcity.com and the company’s telephone call center, customers have access to a wide selection of consumer electronics, technology and entertainment products, and related services as well as around-the-clock customer service. The company’s Web site at www.circuitcity.com offers more than 150,000 customer ratings and reviews of products, as well as in-depth product and technology information. Customers may view real-time in-store inventory of products selected on www.circuitcity.com, purchase the products online, and pick up the products in a nearby store. As an enhancement of its multi-channel capabilities, Circuit City offers a 24/24 Pickup GuaranteeSM for qualifying purchases made through its Web site or telephone call centers. Under this policy, qualifying purchases will be ready for customers to pick up at their designated store within 24 minutes of purchase confirmation, or the customer will receive a $24 Circuit City gift card. During fiscal 2007, approximately 54 percent of online sales were picked up in a store.

At February 28, 2007, the domestic segment had 43,011 hourly and salaried employees. None of these employees is subject to a collective bargaining agreement. The company employs additional personnel during peak selling seasons. The company has an hourly pay structure for the domestic segment’s non-management sales force. The company currently has an initiative underway to streamline store operating procedures in order to allocate store labor resources more effectively.

International segment retail stores are divided into four regions, which are managed by regional vice presidents. The 4 regions are further divided into 21 districts, which are under the supervision of district managers who regularly visit stores to monitor store operations. Dealer outlets are divided into seven areas across Canada, each of which is under the supervision of an area sales manager.

International segment stores operating under the trade name The Source By Circuit CitySM typically have a small store format and are strategically located in malls and shopping centers. Each store provides readily available products and services to meet a wide range of consumer electronic needs. Dealer outlets are independent retail businesses that operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by The Source By Circuit CitySM. The dealer agreements contain a sub-license permitting the dealers to designate their consumer electronics department or business as a The Source By Circuit CitySM dealer.

International segment retail stores are typically staffed by 5 to 20 Associates, including full-time and part-time commissioned sales Associates and a store manager. At February 28, 2007, the international segment had 3,071 hourly and salaried Associates. Approximately 100 of these Associates, who are engaged in warehousing and distribution operations, are represented by a union. The terms of a three-year collective bargaining agreement ending in April 2009 were ratified with these employees. The company considers its relationship with the union-represented employees to be good.

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

Merchandising

The company offers a broad selection of products and services through its stores, on the Web and via the telephone. The domestic segment’s major sales categories are

•	video, which includes televisions, imaging products, DVD hardware, camcorders, digital cameras, furniture, and related accessories;

•	information technology, which includes personal computer hardware, telecommunications products and related accessories;

•	audio, which includes home audio products, mobile audio products, portable audio products, and related accessories;

•	entertainment, which includes movie software, music software, game software, game hardware and personal computer software; and

•

warranty, services and other, which includes extended warranty net sales; revenues from computer-related services, mobile installations, home theater installations and product repairs; net financing; and revenues received from third parties for services subscriptions.

To ensure consistency, each domestic segment store follows operating procedures and merchandising programs, including procedures for inventory maintenance and merchandise displays. The company currently has an initiative underway to streamline these store operating procedures in order to allocate store labor resources more effectively. Merchandise pricing may vary by market to reflect local competitive conditions.

The international segment’s merchandising strategy focuses on a merchandise offering designed to increase both sales and gross profit margin. The segment intends to make fundamental changes including the following:

•

optimizing assortments, including expanding assortments in strategic growth categories, narrowing assortments in other categories and increasing the sales penetration of higher margin private-label products;

•	managing lifecycle transitions to new assortments to minimize markdown risk and present more current assortments to the customer;

•	implementing a formal pricing strategy to leverage the company’s multi-market pricing capabilities and improve margins; and

•	reducing non-working inventory.

Marketing

In fiscal 2007, Circuit City began brand management initiatives designed to build a deeper customer relationship and support the company’s multi-channel strategy. These initiatives include developing partnerships and alliances with third parties to build brand value; instituting more disciplined measures of return on marketing expenses to promote accountability; and promoting better cross-functional coordination within the company to create a unified and seamless customer experience. The company intends to build upon these early steps with a multi-year plan to differentiate the Circuit City brand from its competitors.

Circuit City utilizes multiple marketing vehicles to build brand awareness and promote specific products and offers. The domestic segment uses newspaper advertisements, television, direct mailings and online marketing. The company also offers a rewards credit card in partnership with Chase Card Services. Cardholders can choose rewards points or promotional financing for qualifying purchases at Circuit City. The points can be redeemed for future purchases, enabling Circuit City to reward its loyal customers while encouraging repeat traffic to its stores. During fiscal 2007, the company tested a new information system that will make it easier to publish different newspaper advertisements in different domestic segment geographic markets. The company expects to expand the use of this system in fiscal 2008.

During fiscal 2007, the domestic segment launched the firedogSM brand to provide home theater installation and PC services in-store, at home and remotely. The brand name captures the attributes that the company wants its technicians and installers to embody: helpful, knowledgeable, friendly and reliable. The decision to build an integrated brand for both PC services and home theater installation was based on customer research and was more cost-efficient than building multiple brands.

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

Supply Chain

During fiscal 2007, the company continued to make improvements to its supply chain organization and processes. Results of these improvements include improved in-stock positions, reduced net-owned inventory, decreased inactive inventory and an enhanced product offering. The company also built a vertically-integrated supply chain organization encompassing sourcing; vendor relations; logistics; distribution and warehousing; inventory management; inventory lifecycle pricing management; space planning; and supply process re-engineering. Due to this structural alignment, the company expects, over time, to be able to identify and react rapidly to changes in consumer demand as well as reduce the time from buying decision through replenishment and display of the product at the point of sale. The company is in the process of upgrading its merchandising, marketing and supply chain information systems, which will enable additional improvements and efficiencies in processes.

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

As a retailer primarily of branded consumer electronics that relies upon its ability to offer consumers a comprehensive and attractive assortment of merchandise and services, Circuit City depends upon strong and stable supplier relationships. During fiscal 2007, the domestic segment’s five largest suppliers accounted for approximately 42 percent of merchandise purchased. The major suppliers were Sony, Hewlett-Packard, Samsung, Toshiba and Apple. The international segment’s five largest suppliers accounted for approximately 43 percent of its merchandise purchased and were Rogers Wireless, Motorola, Acer, Apple and Panasonic.

The loss or disruption in supply from any one of these major suppliers could have a material adverse effect on the company’s revenue and earnings. Circuit City has no indication that any of its major suppliers will discontinue selling merchandise to the company. The company has not experienced significant difficulty in maintaining satisfactory sources of supply and generally expects that adequate sources of supply will continue to exist for the types of merchandise sold in its stores.

Circuit City offers an increasing amount of private-label merchandise to complement its branded strategy. These unique brands supplement one of the best selections of brand-name products in the consumer electronics industry and provide an even broader selection to customers.

As of February 28, 2007, the domestic segment operated

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

The international segment’s stores are replenished primarily through one automated distribution center in Barrie, Ontario, Canada.

Information Technology

The company is undertaking a series of critical initiatives designed to transform its information technology (IT) systems and organization. Through this multi-year process, the IT organization will

•	utilize IT solutions available in the marketplace with minimal customization, resulting in a more flexible infrastructure to reduce costs;

•	develop strong partnerships with IT vendors, providing a deeper pool of talent, more flexible resources and access to expertise in retail systems; and

•	reduce lifetime costs and mitigate risks through simplification.

Late in fiscal 2007, the company consolidated the IT organizations that supported Circuit City’s domestic segment Superstores, direct channel and the international segment. The change eliminates duplication of processes and allows the unified IT organization to build solutions that serve the company’s multi-channel needs. Early in fiscal 2008, the company announced that it has entered into an agreement with IBM to outsource its IT infrastructure operations. Areas that IBM will manage for Circuit City include data center operations, store support services, e-commerce hosting operations, service desk operations, network management, network services, desktop support, enterprise systems management and IT security administration. By leveraging IBM’s global resources and support structure and implementing efficient and consistent processes, tools and architectures, Circuit City estimates cost savings of more than 16 percent over the term of the contract.

The domestic segment’s in-store point-of-sale (POS) systems maintain an online record of all transactions and allow management to track performance by region, store and store Associate on a near real-time basis. The information gathered by the systems supports automatic replenishment of in-store inventory from the regional distribution centers and is incorporated into product buying decisions. The in-store POS systems are seamlessly integrated with the company’s e-commerce Web site. This integration provides the capability for in-store pickup of merchandise ordered from the Internet and allows for in-store ordering of merchandise for shipment directly to the customer’s home. As part of an effort to eliminate complex, custom-developed information systems, the domestic segment began deployment of new POS systems to a limited number of locations during fiscal 2007. The rollout is expected to be complete during fiscal 2008. The new POS systems deliver more flexible, scalable systems to support the company’s new store growth and new initiatives; allow for easier and faster training; provide enhanced data security; and enable additional capabilities for services and in-store pickup of merchandise.

For the international segment, each of the retail stores has one or more computers that serve as POS terminals and are linked to the operational headquarters. This information network provides detailed sales and margin information on a daily basis, updates the customer database and acts as a monitor of individual store performance. The POS systems also are linked directly to a system used to automatically replenish a store’s stock as inventory is sold. The retail stores have in-store kiosks that allow customers to look up and order product online.

The company has implemented new data warehousing capabilities that will improve internal processes, streamline applications and allow more timely analysis of data for the domestic segment. In fiscal 2007, the domestic segment began implementing an extensive suite of systems, provided by Oracle Retail (formerly Retek), to transform its merchandising, supply chain, planning and marketing processes. The Oracle Retail implementation, known internally as the merchandising systems transformation (MST), is expected to enhance speed, flexibility, visibility and optimization across all channels and better integrate financial, assortment and space planning with forecasting and replenishment. The rollout will be a series of discrete systems releases, and each can deliver benefits upon implementation. The new systems are designed to allow the company to collaborate with its vendors and optimize pricing and space allocation in its stores. As of February 28, 2007, two modules had been implemented. The company expects the implementation of MST to be completed in fiscal 2009. The company expects the improvements to drive comparable store sales gains, through improved in-stock inventory levels, and margins, through price and promotion optimization as well as better product transition management.

Domestic Segment Superstore Revitalization

During fiscal 2001, Circuit City introduced a new Superstore format that features a brighter, more contemporary look and an open, easily navigable floor plan conducive to browsing. The format allows the company to put all products, except those that are too large for customers to carry themselves, on the sales floor. The company has improved product adjacencies so that customers can conveniently shop for products and accessories related to their core product purchase. Shopping carts, baskets and centralized cash register checkouts add to the convenience of the increased number of “take-with” products. The company continues to refine its store prototypes. The company’s new store prototypes include both 30,000 square foot and 20,000 square foot formats. The size of the trade area is the primary driver in determining which of the two prototypes is most appropriate. During fiscal 2008, the company expects more than half of the openings to be in the 20,000 square foot format.

During fiscal 2007, the company opened 23 incremental Superstores and relocated 12 Superstores. The following table summarizes the progress of the domestic segment Superstore revitalization program over the last seven fiscal years.

Fiscal	Superstore Openings		Superstore Relocations		Full Remodels		Superstore Closures		Superstores at End of Fiscal Year
2007	23		12	(a)	2	(b)	8	(c)	642
2006	18		10		–		4	(a)	626
2005	31		28	(d)	1		19	(e)	612
2004	8		18		4		20	(d,g)	599
2003	8	(e)	11		3		1		611
2002	11		8		12		1		604
2001	24	(f)	1		26	(g)	1		594

Total	123		88		48		54

(a)	In February 2006, the company closed one store in advance of opening a replacement store in the first quarter of fiscal 2007. The replacement store is included in fiscal 2007 store relocations.
(b)	One fiscal 2007 remodel consisted of rebuilding a hurricane-damaged store on the same site.
(c)	In February 2007, the company closed one store in advance of opening a replacement store in the first quarter of fiscal 2008. The replacement store will be included in fiscal 2008 store relocations.
(d)	On February 29, 2004, the company closed one store in advance of opening a replacement store in the first quarter of fiscal 2005. The replacement store is included in fiscal 2005 store relocations.
(e)	One of the stores opened in fiscal 2003 was closed in February 2005.
(f)	Two of the 24 new store openings did not have the new format.
(g)	Two of the locations that were fully remodeled in fiscal 2001 were closed in February 2004.

From the beginning of fiscal 2001 through fiscal 2007, a total of 254 Superstores, or 40 percent of the company’s 642 domestic segment Superstores, net of closures, have been constructed, relocated or fully remodeled under one of the new formats. During fiscal 2008, the company expects to open 60 to 65 domestic segment Superstores, of which it expects 17 to 19 will be relocations. The company expects that at February 28, 2008, approximately 46 percent of the store base will have been relocated, built in new trade areas or fully remodeled, net of closures, since the beginning of fiscal 2001.

Competition

The consumer electronics retail industry is highly competitive. Competitors include

•	other consumer electronics retailers,

•	discount retailers,

•	warehouse clubs,

•	home office retailers,

•	Internet-based retailers and

•	direct-to-consumer alternatives.

Discount and warehouse club retailers continue to increase consumer electronics offerings, particularly on entry-level and less complex products. In addition, many of the company’s vendors and suppliers have opened retail store locations and increased their direct sales to consumers. The company’s competitors may offer products and services at lower prices; promote products and services more aggressively; offer more attractive financing; and receive more favorable product allocations than the company does. Any of these actions could adversely affect the company’s sales and profit margin.

In response, Circuit City continues to build a differentiated offering based primarily on the company’s growth pillars of home entertainment, services and multi-channel integration. Circuit City’s domestic segment differentiates itself from competitors by offering a high level of customer service; competitive prices; complete product and service assortments; and the option of multi-channel shopping. The international segment differentiates itself from other consumer electronics retailers in Canada through its range of products and its service orientation.

Acquisition of InterTAN, Inc.

In May 2004, Circuit City completed its acquisition of InterTAN, Inc. for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. In addition to giving Circuit City a greater product-sourcing capability and the ability to accelerate the offering of private-label merchandise to its customers, the acquisition of InterTAN gave Circuit City its first presence in the Canadian market. For information regarding the company’s risks associated with the international segment, see Forward-Looking Statements included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Translation of Financial Results included in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Annual Report on Form 10-K.

Intellectual Property

The company’s principal trademarks and service marks, which are “Circuit City,” “firedog,” “The Source By Circuit City,” “Circuit City Advantage” and “24/24 Pickup Guarantee” either have been registered or have trademark applications pending with the United States Patent and Trademark Office and with the trademark registries of various foreign jurisdictions. The company’s rights in these trademarks and service marks continue for as long as they are used. The company believes that the “Circuit City” name and the circle logo design have significant value and are important to its business. The company also owns various trademarks used with private-label consumer electronics designed and manufactured by third parties for Circuit City. The company has also filed a patent application for a system and method of guided sales using a tablet personal computer.

The company has trademark applications pending in both the United States and Canada for “The Source By Circuit City.” The international segment also operates one store under the license for Battery Plus®. The company’s InterTAN subsidiary formerly licensed marks from RadioShack Corporation to operate retail consumer electronics outlets under the RadioShack® name in Canada. All stores formerly operated under license from RadioShack Corporation were re-branded during fiscal 2006.

Seasonality

Like many retailers, Circuit City’s revenues are typically greatest during the fourth fiscal quarter because it includes the majority of the holiday selling season. A corresponding pre-season inventory build during the third fiscal quarter is typically associated with this higher sales period.

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

Sale of Private-Label Finance Operation

In May 2004, the company completed the sale of its private-label finance operation, comprised of its private-label and co-branded Visa credit card programs, to Chase Card Services. Results from the private-label finance operation are included in finance income on the consolidated statement of operations for fiscal 2005. The company entered into a Consumer Credit Card Program Agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers. Circuit City is compensated under the program agreement primarily based on the number of new accounts opened less promotional financing costs that exceed a negotiated base amount. The net results from the program agreement are included in net sales on the consolidated statements of operations.

Discontinued Operations

On January 28, 2007, in accordance with the Amending Agreement dated March 27, 2004, Rogers Wireless Inc. terminated its agreement with InterTAN Canada Ltd. with respect to the operation of the Rogers Plus® stores in the international segment. Results from the Rogers Plus® stores are presented as results from discontinued operations on the consolidated statements of operations.

The company closed a domestic segment operation in fiscal 2007 that previously had been held for sale. The company sold a domestic segment subsidiary, MusicNow, LLC, in fiscal 2006. Results from these operations are presented as results from discontinued operations on the consolidated statements of operations.

Available Information

Circuit City makes available, free of charge on its Web site, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as practicable after electronically filing the material with or furnishing the material to the Securities and Exchange Commission. These documents may be viewed by visiting the company’s investor information Web site at http://investor.circuitcity.com and selecting the “SEC Filings” link under the “Investor Information” header.

The company also makes available, free of charge on its Web site, the charters of the Audit Committee, Nominating and Governance Committee, and Compensation and Personnel Committee as well as the global code of business conduct and the corporate governance guidelines adopted by the board of directors. These documents may be viewed by visiting the investor information Web site at http://investor.circuitcity.com, and selecting the desired information under the “Corporate Governance” header. The company intends to satisfy any disclosure obligations with respect to amendments or waivers of the global code of business conduct by posting the information on the company’s investor Web site.

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

Failure to improve our cost and expense structure could have a material adverse impact on our profitability and earnings.

The average selling prices of key products, including flat panel televisions, have decreased significantly which makes it more challenging for us to maintain or grow profit margins on these products. Many of our competitors have been able to leverage sales growth and maintain efficient cost structures. We have taken actions to improve our cost and expense structure and continue to look for ways to more cost-effectively deliver our products and services to customers. Our strategies for growing revenues will require investments in information technology, innovation and real estate, which could make it difficult for us to achieve or maintain cost reductions. Unplanned increases in labor rates, advertising and marketing expenses or indirect spending could have a material adverse impact on our profitability and operating results.

We face intense, multi-channel competition from a variety of competitors that could negatively impact our financial performance.

In order to achieve profitable results, we must compete successfully in the consumer electronics industry against large specialty retailers, discount or warehouse retailers, home office retailers, Internet-based retailers, direct-to-consumer alternatives and local or regional retailers. Many of our vendors and suppliers have opened retail store locations and increased their direct sales to consumers. Because of the size and strong performance of some of our competitors, they may promote merchandise more aggressively and offer more attractive financing and discount prices for extended periods of time, which could adversely affect our profit margin. If we cannot respond adequately to these multiple sources and types of competition, it could adversely impact customer traffic, market share and overall financial performance.

If we are not successful in growing our services platform and increasing sales of services and accessories, then our margin and revenues could be adversely impacted.

Our strategy includes sales and revenue growth from services, including home theater installation and services for personal computers. We also are focused on increasing revenues through “solution selling” where we provide the customer with key products as well as cables, connectors, brackets, batteries, chargers, stands, mounts and other accessories. If we are unable to increase the rates at which our customers purchase these services and accessories, then our margin rates could be negatively impacted by decreases in average retail prices. In addition, our revenues could be adversely impacted as a larger number of competitors are able to sell products online and through discount retail channels.

We may not be able to attract and retain qualified Associates at all levels within the company, which could adversely affect our sales performance, cost structure and competitive position within the industry.

We must recruit and retain a large number of qualified Associates in order to perform successfully. We face intense competition for Associates at all levels of the company, and we compete in job markets nationally. Many of our Associates are in entry-level or part-time positions, which typically have high levels of turnover. Our ability to maintain appropriate staffing levels while controlling labor costs is subject to a number of external factors such as the quality of the labor market in our trade areas, unemployment levels, prevailing wages, changing demographics, health insurance costs and state labor and employment requirements. If we are unable to attract and retain qualified Associates, then our sales performance may be adversely impacted or our labor costs may increase significantly. We have taken steps to bring our hourly wages in line with the marketplace, which could have an adverse impact on morale, productivity, recruiting and retention. In addition, we have made a number of management changes focused on improving the level of talent at the management and executive levels within the company. If we are unable to retain key managers and executives, then it may be difficult for us to maintain a competitive position within the industry or to implement strategic changes in the future.

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

Because of the transition from analog to digital television broadcasting, we have invested significant inventory, store space and labor in the advanced television category. We expect a large number of consumers to replace analog television sets in the next few years and to purchase related audio products, home theater products and services at the same time. Set-top converters and other technology will permit consumers to continue to use analog televisions even after broadcasting is converted to a digital signal. As a result, if consumers do not embrace advanced television at the levels we expect, our growth, revenues and margins may be negatively impacted.

We may not be able to successfully execute our multi-channel marketing strategy, which could adversely affect our growth, revenues and margins.

Our direct-to-consumer business has grown rapidly since the launch of our Web site in 1999. We have invested heavily in marketing our in-store pickup process for Web orders, and we have initiated a catalog offering that allows consumers to order products by phone. These efforts are intended to attract new customers and increase sales from existing customers, but they could result in customers making fewer trips to our brick-and-mortar stores. It may be more challenging for us to increase sales of extended warranties, services and accessories as customers move toward greater online shopping. In addition, competitive pricing on the Internet and the ability of online customers to perform better price comparisons could negatively impact traffic, average purchase amount and profit margins.

Our business is heavily dependent upon information systems, which require upgrades that may be expensive or difficult to implement, and which could result in higher costs and business disruption.

Our information systems include in-store point-of-sale systems that provide information used to track sales performance by Associates, inventory replenishment, e-commerce product availability, product margin information and customer information. In addition, we have or are implementing systems for data warehousing; merchandising and supply chain; planning; and marketing. These systems are complex and require integration with each other and with business processes. We have outsourced a large portion of our information technology infrastructure operations to IBM. If IBM does not respond to our needs or provide satisfactory levels of service under this arrangement, or if we encounter difficulty implementing new systems or maintaining and upgrading current systems, then our business operations could be disrupted and our expenses could increase.

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

We sell products and services that consumers tend to view as conveniences rather than necessities. As a result, our results of operations are more sensitive to changes in general economic conditions that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates, energy costs and tax rates could reduce consumer spending or change consumer purchasing habits. A general reduction in the level of consumer spending or our inability to respond to shifting consumer attitudes regarding products, store locations and other factors could adversely affect our growth and profitability.

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

Our innovation and strategy efforts may fail to increase sales, improve margins or enhance the customer experience and may not result in any meaningful differentiation against our competitors, which could adversely affect our ability to achieve profitable growth.

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

•	Economic or political instability, natural disasters or public health emergencies in countries where our suppliers are located;

•	Increases in shipping costs;

•	Transportation delays or interruptions, particularly as they may affect seasonal periods; and

•	Changes in laws or taxation policies as they may affect the import and export of goods.

Ite m 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table summarizes the geographic location of the company’s retail stores and dealer outlets at February 28, 2007.

	Domestic Segment
	Superstores	Other Stores	Total
Alabama	8	—	8
Arizona	14	—	14
Arkansas	4	—	4
California	89	—	89
Colorado	16	—	16
Connecticut	9	1	10
Delaware	2	—	2
Florida	49	—	49
Georgia	22	—	22
Hawaii	1	—	1
Idaho	2	—	2
Illinois	30	1	31
Indiana	12	1	13
Kansas	3	—	3
Kentucky	7	—	7
Louisiana	9	—	9
Maine	3	—	3
Maryland	17	—	17
Massachusetts	17	2	19
Michigan	20	2	22
Minnesota	9	—	9
Mississippi	5	—	5
Missouri	11	—	11
Nebraska	1	—	1
Nevada	6	—	6
New Hampshire	6	—	6
New Jersey	19	—	19
New Mexico	2	—	2
New York	33	—	33
North Carolina	21	—	21
Ohio	24	2	26
Oklahoma	5	—	5
Oregon	7	—	7
Pennsylvania	30	—	30
Rhode Island	1	—	1
South Carolina	9	—	9
Tennessee	12	—	12
Texas	54	—	54
Utah	5	—	5
Vermont	1	—	1
Virginia	23	1	24
Washington	12	1	13
West Virginia	4	—	4
Wisconsin	7	1	8
Wyoming	1	—	1

	642	12	654

	International Segment
	Company- Owned	Dealer Outlets	Battery Plus®	Total

Alberta	48	49	—	97
British Columbia	53	40	—	93
Manitoba	13	16	—	29
New Brunswick	13	9	—	22
Newfoundland	7	14	—	21
Northwest Territories	1	3	—	4
Nova Scotia	19	9	—	28
Nunavut	—	1	—	1
Ontario	219	84	1	304
Prince Edward Island	3	4	—	7
Quebec	118	49	—	167
Saskatchewan	14	17	—	31
Yukon	1	1	—	2

	509	296	1	806

The following table summarizes the lease expiration dates of the domestic segment at February 28, 2007.

Fiscal Year of Lease Expiration	Stores
2008 through 2012	78
2013 through 2017	200
2018 through 2022	342
2023 through 2025	29

649
Company-owned stores	5

Total stores at February 28, 2007	654

Of the domestic segment’s stores open at February 28, 2007, the company owns 5 stores and leases the remaining 649 stores. All nine of the domestic segment’s distribution centers are leased. The company owns one of its five domestic segment repair centers and leases one building for its call center. For its corporate headquarters in Richmond, Virginia, the company leases two buildings and owns some of the land. The company leases space for all warehouse, repair and office facilities except as otherwise noted.

InterTAN owns a 402,000 square-foot building containing office and warehouse space and a retail location in Barrie, Ontario, Canada, where the headquarters of the international segment are located. With the exception of a retail store located on this property, the international segment’s retail operations are conducted in leased facilities. The dealer outlets included in the preceding table are independent retail businesses that operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by The Source By Circuit CitySM.

For information regarding the company’s lease obligations, see Note 10, Lease Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

It em 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2007.

Executive Officers of the Company

The company is not aware of any family relationship between any executive officers of the company or any executive officer and any director of the company. The executive officers are generally elected annually and serve for one year or until their successors are elected. The next general election of officers is expected to occur in June 2007. The following table identifies the executive officers of the company at March 31, 2007.

Name	Age	Office
Philip J. Schoonover	47	Chairman, President and Chief Executive Officer

George D. Clark, Jr.	47	Executive Vice President Multi-Channel Sales

Michael E. Foss	49	Executive Vice President Chief Financial Officer

David L. Mathews	47	Executive Vice President Merchandising, Services and Marketing

Ronald G. Cuthbertson	50	Senior Vice President Supply Chain and Inventory Management

Philip J. Dunn	54	Senior Vice President Treasurer and Controller

Reginald D. Hedgebeth	39	Senior Vice President General Counsel and Secretary

Eric A. Jonas, Jr.	52	Senior Vice President
		Human Resources

John J. Kelly	49	Senior Vice President
		General Merchandise Manager

Irynne V. MacKay	37	Senior Vice President
		General Merchandise Manager

William E. McCorey, Jr.	49	Senior Vice President
		Chief Information Officer

Steven P. Pappas	43	Senior Vice President
		President – Small Stores

Marc J. Sieger	38	Senior Vice President
		General Manager—Services

Peter C. Weedfald	53	Senior Vice President
		Chief Marketing Officer

Marshall J. Whaling	52	Senior Vice President
		Retail Operations

Randall W. Wick	46	Senior Vice President
		General Merchandise Manager

Mr. Schoonover joined the company in October 2004 as executive vice president and chief merchandising officer. He was elected president in February 2005, chief executive officer in March 2006 and chairman in June 2006. Before joining the company, he was executive vice president – customer segments at Best Buy Co., Inc., a retailer of consumer electronics, home office products, entertainment software, appliances and related services, from April 2004 until September 2004. He joined Best Buy in 1995 and previously served as executive vice president – new business development from February 2002 until April 2004; executive vice president – digital technology solutions from February 2001 until February 2002; and senior vice president – merchandising for five years. Before joining Best Buy, Mr. Schoonover was an executive vice president at TOPS Appliance City, a retailer of home appliances and consumer electronics, and held sales and executive marketing positions with Sony Corporation of America.

Mr. Clark joined the company in 1983. He was promoted to store manager in 1987, district manager in 1992 and regional vice president in 1993. He was named assistant vice president in 1995; vice president and Central Division president in 1997; Eastern Division president in 2002; senior vice president in 2003; and general merchandise manager for technology in 2004. He was named president – retail stores in March 2005; executive vice president – retail stores in March 2006 and executive vice president – multi-channel sales in February 2007.

Mr. Foss joined the company in 2003 as senior vice president and chief financial officer. He was promoted to executive vice president in 2005. Before joining the company, he was executive vice president of corporate/business development for TeleTech Holdings Inc., a global provider of customer management solutions for large companies, from 2001 to 2003; president of TeleTech Companies Group, an operating division of TeleTech Holdings, Inc., from 2000 to 2001; and executive vice president and chief financial officer of TeleTech Holdings and president of TeleTech Companies Group from 1999 to 2000. Mr. Foss was employed by Eastman Kodak Corporation, a company engaged in developing, manufacturing and marketing traditional and digital imaging products, services and solutions, from 1997 to 1999 in various senior positions, including chief executive officer of Kodak’s Picturevision Inc. subsidiary. Mr. Foss will be resigning from the company in April 2007 and from the board of directors in June 2007 to become an executive officer of Petco Animal Supplies, Inc. Mr. Foss will serve as principal financial officer pursuant to a consulting agreement through the date of the filing of this Annual Report on Form 10-K.

Mr. Mathews joined the company in June 2005 as senior vice president, president Circuit City Direct. In February 2007, Mathews was named executive vice president, merchandising, services and marketing. Prior to joining the company, he was an independent consultant from August 2004 to June 2005. He served from January 2003 to April 2004 as president and chief operating officer of Crutchfield Corporation, a direct integrated marketer of consumer electronics products. From June 2001 to January 2003, he was an independent consultant. In addition, he served from October 2000 to June 2001 as senior vice president of marketing for eCustomers, Inc., a provider of enterprise customer response solutions, and from July 1997 to October 2000 he was employed by Dell Computer Corporation in various marketing roles, including director of global marketing. Before joining Dell, he worked at L.L. Bean, Inc. for 11 years in catalog, international retailing and internet roles.

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

Mr. Hedgebeth joined the company in 2005 as senior vice president, general counsel and secretary. Prior to joining the company, he was employed by The Home Depot, Inc., a home improvement retailer, for six years, serving most recently as vice president of legal. Previously, he was a corporate and securities associate at the law firm of King and Spalding, LLP and held various finance and real estate positions at GE Capital Corporation.

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

Mr. Kelly joined the company in May 2005 as senior vice president, general merchandise manager for technology. Before joining the company, he was vice president of home merchandising, and vice president of QVC.com for QVC, Inc., a televised retailer of electronics, jewelry and consumer products, from 2001 to 2005; and vice president of appliances and senior vice president of the consumer electronics division for Sharp Electronics Corporation from 1996 to 2001. Before joining Sharp Electronics, Mr. Kelly was employed by Macy’s for more than 15 years in various positions, including the executive training program and divisional merchandise manager vice president of electronics.

Ms. MacKay joined the company in December 2006 as senior vice president, general merchandise manager for entertainment. Before joining the company, she served as managing director of Infinitive, Inc., a management consulting firm based in the Washington, D.C. area, for two years. During that time, Ms. MacKay led the team assisting Circuit City with its merchandising transformation. Prior to joining Infinitive in 2004, she was a senior director at Best Buy Co., Inc. At Best Buy, she worked on new business development and customer centricity. Before joining Best Buy, Ms. MacKay worked for nine years at Accenture, a global management consulting, technology services and outsourcing company, on large scale retail transformation projects.

Mr. McCorey joined the company in 1991 as supervisor, computer operations. He was named manager, computer operations in 1992 and manager, computer services in 1993. He was promoted to director, computer services in 1996; assistant vice president in 1998 and vice president, computer services in 2000. From 2003 to 2005, he served as vice president, business applications. He served as the chief information officer at 2nd Swing,

Inc., a retailer of golf clubs and related accessories from January 2005 to April 2005. Mr. McCorey rejoined the company in April 2005 as vice president, business applications. He was promoted to senior vice president, chief information officer in October 2006.

Mr. Pappas joined the company in June 2006 as senior vice president, president – small stores. Before joining the company, he was vice president/general manager of Kiosk Operations, Inc., a subsidiary of RadioShack Corporation (a specialty retailer of consumer electronics products and services) that operates Sprint-branded kiosks, from July 2004 until May 2006. Mr. Pappas joined RadioShack in 1985. He was promoted to regional manager in 1993 and divisional vice president in 1996.

Mr. Sieger joined the company in 2003 as vice president of warranty administration, with additional responsibility for the service division including field and depot repair, installations, personal computer services and call centers. In March 2005, he was named senior vice president and general manager—services. Prior to joining the company, he spent 13 years at General Electric Company, a diversified technology, media and financial services company, working in roles in finance, marketing, e-commerce, sales and business development.

Mr. Weedfald joined the company in July 2006 as senior vice president, general merchandise manager for entertainment/content. In September 2006, he was named chief marketing officer. Before joining the company, he served as a senior vice president, sales and marketing, U.S. consumer electronics and North American corporate marketing for Samsung Electronics America, a marketer of consumer electronics, information systems and home appliance products, from February 2005 to July 2006. He joined Samsung in October 2001 and served as vice president strategic marketing North America from October 2001 to November 2003 and as senior vice president and chief marketing officer, Samsung North America from November 2003 to February 2005. Prior to joining Samsung in 2001, Mr. Weedfald held various senior positions with ViewSonic Corporation, a worldwide provider of advanced display technology from 1998 to 2000. Prior to joining ViewSonic in 1998, he served in various senior publisher positions at Ziff-Davis Publishing, a leading integrated media company serving the technology and videogame markets.

Mr. Whaling joined the company in May 2006 as senior vice president, retail operations. Prior to joining the company, Mr. Whaling was senior vice president of sales and operations for the business-to-business division at Best Buy Co., Inc. He joined Best Buy in 1997 and served as vice president of retail operations and as regional vice president and district manager. Before joining Best Buy, he worked for American of Madison, Inc. for more than twenty years, last serving as senior vice president of stores. American of Madison is a retailer of furniture, appliances and consumer electronics that operates stores under the American TV and Appliance name.

Mr. Wick joined the company in December 2004 as senior vice president, general merchandise manager for consumer electronics. Before joining the company, he served as executive vice president of Petters Group Worldwide, an independent operating company that specializes in brand marketing. Prior to joining Petters Group Worldwide in 2004, he was vice president of retail strategies at Best Buy Co., Inc. from 2002 to 2004. He joined Best Buy in 1996 and served as merchandising manager from 1996 to 2001 and as vice president of merchandise from 2001 to 2002. Before joining Best Buy, he worked for Fretter/Silo, formerly a large retailer of home entertainment products, consumer electronics and appliances, for ten years.

PART II

Item 5.	Market for the Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

The common stock of Circuit City Stores, Inc. is traded on the New York Stock Exchange under the symbol CC. As of March 31, 2007, there were approximately 4,900 shareholders of record of common stock. On April 19, 2007, the common stock closed at $18.23.

	Market Price of Common Stock
	2007		2006		Dividends
Quarter	High	Low	High	Low	2007	2006
1st	$31.54	$23.00	$16.89	$14.80	$.0175	$.0175
2nd	$31.30	$22.19	$18.71	$16.25	$.0175	$.0175
3rd	$29.31	$22.32	$22.11	$15.36	$.0400	$.0175
4th	$25.52	$18.25	$25.92	$20.21	$.0400	$.0175

Total					$.1150	$.0700

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended February 28, 2007:

(Amounts in millions except per share data and footnote (a) data)	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchase Under the Program(b)
December 1 – December 31, 2006	0.4	$19.84	0.4	$371.4
January 1 – January 31, 2007	3.7	$19.91	3.7	$298.0
February 1 – February 28, 2007	0.9	$20.41	0.9	$280.4

Fiscal 2007 fourth quarter	5.0	$19.99	5.0

(a)

In addition to purchases under the share repurchase authorization, these columns include shares of common stock withheld to pay tax withholding obligations for employees in connection with the vesting of nonvested stock awards. The withholding of 11 shares in the month of December 2006 and 116 shares in the month of January 2007 are not considered part of the share repurchase program described in (b) below.

(b)

In January 2003, the company announced that the board of directors had authorized the repurchase of up to $200 million of common stock. In June 2004, the company announced a $200 million increase in its stock repurchase authorization, raising the repurchase capacity to $400 million. In March 2005, the company announced a $400 million increase in its stock repurchase authorization, raising the repurchase capacity to $800 million. In June 2006, the company announced a $400 million increase in its stock repurchase authorization, raising the repurchase capacity to $1.2 billion. There is no expiration date under the authorization. At March 31, 2007, $280.4 million remained available for share repurchases under the share repurchase authorization.

If the remaining borrowing availability under the company’s $500 million revolving credit facility falls below $100 million, cash dividends and stock repurchases are limited to an aggregate of $75 million in any fiscal year. At February 28, 2007, $439.9 million was available for borrowing under the credit facility.

Fiscal Year	2002	2003	2004	2005	2006	2007
Circuit City Stores, Inc.(a)	$100	$37.69	$96.18	$135.15	$208.73	$165.88
S&P 500 Index	$100	$77.32	$107.10	$114.58	$124.20	$139.06
S&P 500 Retailing	$100	$72.39	$113.21	$125.29	$135.97	$149.85

(a)

The return on the company’s common stock includes the effect of a dividend of CarMax, Inc. common stock distributed on October 1, 2002. The dividend resulted in a per share adjustment of $5.1162 (the fair market value of the dividend), reflected as a special dividend reinvested in the company’s common stock.

Item 6.	Selected Financial Data.

	2007		2006	2005		2004		2003
CONSOLIDATED SUMMARY OF NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS
(Amounts in millions except per share data)
Net sales	$12,430		$11,514	$10,414		$9,857		$10,055
Gross profit	$2,928		$2,810	$2,552		$2,284		$2,397
Selling, general and administrative expenses	$2,842		$2,596	$2,471		$2,320		$2,439
Impairment of goodwill	$92		$—	$—		$—		$—
Operating (loss) income	$(5	)(a)	$215	$87		$(4)		$(15)
Earnings (loss) from continuing operations before income taxes	$20		$233	$97		$(1)		$(10)
Net (loss) earnings from continuing operations	$(10)		$147	$61		$(1)		$(8)
(Loss) earnings per share from continuing operations:
Basic	$(0.06)		$0.83	$0.31		$—		$(0.04)
Diluted	$(0.06)		$0.82	$0.31		$—		$(0.04)

CONSOLIDATED SUMMARY OF NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS PERCENTAGES
(% of net sales except effective tax rate)
Gross profit	23.6		24.4	24.5		23.2		23.8
Operating (loss) income	—		1.9	0.8		—		(0.1)
Earnings (loss) from continuing operations before income taxes	0.2		2.0	0.9		—		(0.1)
Effective tax rate	150.1	(a)	36.8	37.5		36.5		21.9
Net (loss) earnings from continuing operations	(0.1)		1.3	0.6		—		(0.1)

CONSOLIDATED SUMMARY BALANCE SHEETS
(Amounts in millions)
Total current assets	$2,884		$2,833	$2,745		$3,006	(b)	$3,116
Property and equipment, net	$921		$839	$727		$665		$722
Goodwill and other intangible assets, net	$141		$254	$247		$—		$—
Total assets	$4,007		$4,069	$3,840		$3,808	(b)	$3,960
Total current liabilities	$1,714		$1,622	$1,315		$1,217	(b)	$1,249
Long-term debt, excluding current installments	$50		$52	$20		$33		$22
Other long-term liabilities	$452		$440	$425		$341		$322
Total liabilities	$2,216		$2,114	$1,760		$1,592	(b)	$1,593
Total stockholders’ equity	$1,791		$1,955	$2,080		$2,216		$2,366
Total liabilities and stockholders’ equity	$4,007		$4,069	$3,840		$3,808	(b)	$3,960

CONSOLIDATED SUMMARY OF CASH FLOWS FROM CONTINUING OPERATIONS
(Amounts in millions)
Depreciation and amortization	$181		$163	$153		$198		$160
Cash flow from operating activities of continuing operations	$316		$365	$389	(c)	$(126)		$(163)
Purchases of property and equipment	$286		$254	$261	(c)	$176		$151

OTHER DATA
Capital expenditures, net of landlord reimbursements (in millions)	$242		$220	$164		$127		$99
Cash dividends per share paid	$0.115		$0.07	$0.07		$0.07		$0.07
Return on average stockholders’ equity (%)	(0.5)		7.3	2.8		—		(0.3)
Number of Associates of domestic segment	43,011		42,359	42,425		43,211		38,849
Number of Associates of international segment	3,071		3,648	3,521		—		—
Number of domestic segment retail stores	654		631	617		604		626
Number of international segment retail stores and dealer outlets	806		954	966		—		—

Results from the Rogers Plus® stores are presented as results from discontinued operations for all periods presented.

Consolidated results include results from InterTAN from the acquisition date, May 12, 2004.

See consolidated financial statements and accompanying notes, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(a)	In fiscal 2007, the company recorded an impairment charge of $92.0 million associated with its international segment’s goodwill. The impairment charge is not deductible for tax purposes.
(b)	Reflects reclassification of deposits in transit of $25.6 million from expenses payable to cash and cash equivalents.
(c)	See Note 1, Basis of Presentation, of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. We have two reportable segments: our domestic segment and our international segment.

Our domestic segment is engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in our stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. At February 28, 2007, the domestic segment operated 642 Superstores and 12 other stores in 158 U.S. media markets.

Our international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. On May 12, 2004, we acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed our acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. In addition to giving us a greater product-sourcing capability and the ability to accelerate the offering of private-label merchandise to our customers, the acquisition of InterTAN gave us our first presence in the Canadian market. The international segment’s headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada primarily under the trade name The Source By Circuit CitySM. At February 28, 2007, the international segment conducted business through 806 retail stores and dealer outlets, which consisted of 509 company-owned stores, 296 dealer outlets and 1 Battery Plus® store. The international segment also operates a Web site at www.thesource.ca.

Effective January 28, 2007, we returned the management of 92 Rogers Plus® stores to Rogers Wireless Inc. in accordance with the Amending Agreement dated March 27, 2004, between Rogers Wireless Inc. and InterTAN Canada Ltd. Results from the Rogers Plus® stores are presented as results from discontinued operations in all periods presented.

In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation.

Management’s Discussion and Analysis (MD&A) is designed to provide the reader of financial statements with a narrative discussion of our results of operations; financial position, liquidity and capital resources; critical accounting policies and significant estimates; and the impact of recently issued accounting standards. Our MD&A is presented in eight sections:

•	Executive Summary

•	Critical Accounting Policies

•	Results of Operations

•	Recent Accounting Pronouncements

•	Financial Condition

•	Domestic Segment Superstore Revitalization Program

•	Fiscal 2008 Outlook

•	Forward-Looking Statements

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

Executive Summary

Fiscal 2007 Performance Summary

•

Net sales were $12.43 billion compared with $11.51 billion in the prior year, an increase of 8.0 percent. Comparable store sales grew 5.8 percent compared with an 8.2 percent increase in fiscal 2006. The fiscal 2007 sales increase primarily reflects domestic segment comparable store sales growth of 6.1 percent and the contribution of 16 net additional domestic segment Superstores.

•	The gross profit margin decreased by 85 basis points from fiscal 2006 to 23.6 percent of net sales primarily due to decreases in domestic segment extended warranty net sales and merchandise margin.

•

Selling, general and administrative expenses increased 32 basis points from fiscal 2006 to 22.9 percent of net sales. The increase reflects net incremental expenses, primarily related to strategic investments in information technology, multi-channel and innovation activities, which totaled approximately 90 basis points of consolidated net sales. We also incurred pre-tax expenses of $48.7 million, or 39 basis points of consolidated net sales, associated with store and facility closures and other restructuring activities, which primarily related to leases and severance. These expenses were partially offset by growth in payroll and advertising expenses that was slower than growth in consolidated net sales, resulting in a lower expense-to-sales ratio.

•	We recorded a non-cash impairment charge of $92.0 million, or 74 basis points of consolidated net sales, related to the goodwill associated with the international segment.

•

Earnings from continuing operations before income taxes were 0.2 percent of net sales in fiscal 2007 compared with 2.0 percent of net sales in fiscal 2006. The percentage decrease primarily results from the decline in gross profit margin, the impairment of goodwill and the pre-tax expenses associated with store and facility closures and other restructuring activities.

•	The net loss from continuing operations was $10.2 million, or 6 cents per share, compared with net earnings of $147.4 million, or 82 cents per share, in fiscal 2006.

Fiscal 2007 Significant Events

Fiscal 2007 was a challenging year in a number of respects.

At the beginning of the fiscal year, we set a number of financial targets, including strong sales growth and earnings from continuing operations before income taxes (EBT) as a percentage of consolidated net sales within a range of 2.0 percent to 2.4 percent, compared with 2.0 percent in the prior year. Through the first half of the year, we delivered a number of key successes, including stronger than expected sales growth and improved EBT margins. For the first quarter, we delivered growth in comparable store sales that set a three-year record for us and returned to first quarter profitability. Our financial results continued to show year-over-year improvement in the second quarter.

In the fall of 2006, industry dynamics in the flat panel television business changed as we saw an acceleration of the frequency of price drops from our major vendors and competitors. While we expected significant average selling price (ASP) declines, the magnitude and velocity of the actual declines was far greater than we had anticipated. During the third quarter, for medium and large LCD televisions, the rate of price decline was 50 percent more than we had budgeted; for plasma televisions, the rate of the price decline was three times greater than we had budgeted. Despite the price declines, our third quarter sales of flat panel televisions, both in units and dollars, came in above our sales plan.

Despite this sales strength, third quarter merchandise margins were pressured due to several factors. The declining average selling prices directly pressured gross margin rate and dollars. A higher percentage of television sales dollars, compared with the first half of the fiscal year, were returned to customers who took advantage of Circuit City’s Unbeatable Price Guarantee program, under which, if within 30 days from the date of our offer, the customer shows us a lower, currently advertised price from another local store with the same item in stock, we will refund 110 percent of the difference between our price and theirs. Greater use of this program pressured gross margin rate and dollars. Partially offsetting these negative trends, we saw sales of related accessories and services grow and the margin rate for this basket of products remain steady. However, this gross profit dollar increase was not large enough to offset the declines in flat panel television gross profit dollars compared with our expectations. While unit sales grew, the volume came at lower price points, and therefore lower gross profit dollars.

Compounding the industry changes, we believe that our execution of pricing and markdown management, overall promotional effectiveness, and the prioritization and editing of the holiday preparation plan we asked the stores to execute was below our expectations.

Following these changes, we lowered our financial forecast for fiscal 2007 to an EBT range of 1.0 to 1.4 percent.

In May 2006, we stated our goal of delivering EBT as a percentage of consolidated net sales of 5 percent in a three- to five-year time frame. At that time, we planned to reach this goal through strong sales growth, gross margin improvement and a more efficient expense structure. We expected to reach these financial targets through a number of specific initiatives including retail transformation work, services growth, multi-channel growth, price optimization, sourcing, inventory optimization and expense reductions. As a result of the intensified gross margin pressures within the industry, in the fall we launched efforts to accelerate the timing of those initiatives. We now believe the results of this program will serve to deliver sustainable growth in revenues and profits in an environment with lower gross margins.

Several actions from these initiatives were announced in February and March 2007, including a management realignment; domestic and international segment store closures and headcount reductions; a wage management initiative; and the outsourcing of information technology infrastructure operations. These activities are focused on driving improved execution and reducing the company’s cost and expense structure through ensuring that Circuit City implements and follows retail industry best practices. As a result of these and other restructuring actions as well as the impairment of goodwill, we incurred $144.6 million, or 116 basis points of consolidated net sales, in pre-tax charges. Results also were negatively impacted by pre-tax earnings of $8.2 million, or 7 basis points of consolidated net sales, from Rogers Plus® stores that have been presented as results from discontinued operations. To build the competitive organization of the future, we will make additional changes to develop a world-class retail platform.

Despite the difficulties, we made significant progress in re-engineering the people, processes and technologies of the organization and invested in key business areas to allow for sustainable growth in revenues and profits. The most significant examples follow:

•

Strategic Architecture. We introduced our strategic architecture, “It’s all about helping you.” The architecture serves as the framework for strategic decisions and alignment of work. Our organizational structure supports the architecture, builds accountability and improves financial results. We continued to work on building a culture of engagement with our customers and Associates. We are listening to our customers through our front-line Associates; aligning compensation, recognition and rewards with key business outcomes; and communicating more clearly so that Associates understand how their work contributes to our strategies, expectations and business goals.

•

Win in Home Entertainment. We capitalized on a strong flat panel television cycle, posting strong growth in sales. Despite our changed outlook after the third quarter, this is still an extremely robust product cycle in consumer electronics and a significant opportunity for revenue growth.

•

Multi-channel. Our multi-channel sales process is more than just doing business through multiple channels – it truly integrates our sales channels into a seamless experience. Web-originated sales grew more than 50 percent for the year, and sales from our Web site reached the $1 billion net sales milestone for fiscal 2007. Our market share for online consumer electronics continued to grow, with industry source TraQline reporting fourth quarter market share growth of 40 percent compared with the prior year for www.circuitcity.com. We also opened a new state-of-the-art call center to provide a more robust level of service to our customers.

•

Services. The growing complexity of home theater and technology products has created frustration for many customers who desire more assistance with installation, repair and upgrades. In response, we launched the firedogSM brand in September 2006 to assist customers with home theater installations, consumer PC services and the convergence and integration of multiple technology products. We estimate a $20 billion consumer market opportunity for these services by fiscal 2010. In fiscal 2007, we delivered strong services revenue growth of nearly 80 percent from the prior year to reach more than $200 million in annual sales. We continued to build cultural muscle in our stores as well as infrastructure and systems to support growth.

•

Real Estate. Another key growth initiative for us is real estate. We delivered on our domestic segment store opening plans for the year with 23 incremental Superstores and 12 Superstore relocations. We made progress on building the pipeline for fiscal 2008 openings and expect to open 60 to 65 Superstores in fiscal 2008. We also have built the platform to open 75 to 100 Superstores per year beginning in fiscal 2009. As we increase the number of our annual openings, we continue to address our existing base by updating store interiors and exteriors as well as closing underperforming stores. We also continue to explore different store sizes and concepts. As the mix of sales of music and movie software shifts to digital formats rather than physical formats, and as more customers prefer a multi-channel shopping experience, we believe a smaller store footprint can, in many cases, meet our customers’ needs more effectively and efficiently. In fiscal 2007, approximately 70 percent of our domestic segment Superstore openings were approximately 30,000 total square feet and approximately 30 percent were 20,000 total square feet. In fiscal 2008, we expect more than half of the domestic segment Superstore openings to be 20,000 total square feet.

•	Reduced Net-owned Inventory. We reduced domestic segment net-owned inventory by $88 million while growing sales, improving in-stocks and reducing overall inventory.

•

Management Transformation. From October 2004 through February 2007, we have named 51 new vice presidents or higher level executives through a combination of external hires and internal promotions affecting virtually all parts of the company. These changes represent a significant enhancement of the team both in strength and diversity of experience.

•

Returning Value to Shareholders. We raised our quarterly dividend to 4 cents per share from 1.75 cents per share. In addition, we increased our share buyback authorization by $400 million to $1.2 billion and repurchased 10 million shares for $237 million, excluding commission fees, for an average price of $23.62.

In fiscal 2008, we will continue to focus on our long-term strategy and transformation efforts. Our four growth pillars of win in home entertainment, services, multi-channel and real estate serve as the foundation for our strategic initiatives. Our accelerated transformation efforts that we began in fiscal 2007 will largely be implemented in fiscal 2008.

In merchandising, our transformation efforts include aligning resources to drive accountability; implementing tighter governance of pricing, promotions and markdown decisions; collaborating better with our strategic partners; building strategic sourcing capabilities and continuing our supply chain optimization work; and continuing to develop merchandising and marketing capacity and capabilities through new skill sets and new IT systems. Our retail transformation will include a redefined operating model with enhanced focus on operational excellence and labor optimization; the establishment of regional and district learning labs to support the process of change management in our stores; the implementation of new standard operating procedures in our stores; and a renewed focus on managing the performance gaps among stores. We will continue our SG&A reduction activities with a focus on all layers of the business.

Our plan assumes most of the organizational and process changes will take place during the first half of the year so that we can focus on execution of the new initiatives during the holiday selling season.

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

Inventory Valuation

We value our inventory using the average cost method and include the cost of freight from the vendor to our distribution centers, or in the case of direct shipments, the cost of freight from the vendor to our stores. We estimate the realizable value of inventory based on assumptions about forecasted consumer demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If estimates regarding consumer demand and market conditions are inaccurate or unexpected changes in technology affect demand, we could be exposed to losses in excess of amounts recorded.

Our inventory loss reserve represents estimated physical inventory losses that have occurred since the last physical inventory date. Independent physical inventory counts are taken on a regular basis to ensure that the inventory reported in the consolidated financial statements is accurately stated. During the interim period between physical inventory counts, we reserve for anticipated physical inventory losses on a location-by-location basis.

Our inventory loss reserve contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors, including historical results and current inventory loss trends. Actual physical inventory counts are performed in January of each fiscal year. The loss reserve recorded at February 28, 2007, represents estimated physical inventory losses for approximately six weeks of the fiscal year. A 10 percent change in this estimate would not be significant to the consolidated financial statements.

Goodwill

Goodwill is reported as a separate line item on our consolidated balance sheets. The balance in goodwill was $121.8 million at February 28, 2007, and $224.0 million at February 28, 2006. We evaluate goodwill for impairment on an annual basis and more frequently if events or circumstances indicate that goodwill may be impaired, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit.

We estimate the fair value of the reporting unit using the average of discounted cash flows and comparative market multiples of earnings before interest, taxes, depreciation and amortization. Applying this methodology requires significant management judgments including estimation of future cash flows, estimation of the long-term rate of growth for the reporting unit, selection of an appropriate discount rate, economic projections and market data. Changes in these assumptions and estimates could materially affect the determination of fair value.

If the analysis indicates that goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. We obtain independent appraisals, as appropriate, to support our goodwill impairment analysis.

During the fourth quarter of fiscal 2007, due to deterioration in the sales and margin trends of our international segment, we determined that it was necessary to reevaluate goodwill associated with this segment for impairment. As a result of this analysis, we recorded an impairment charge of $92.0 million to write down goodwill to its estimated fair value.

If actual results are not consistent with our assumptions and estimates used in the analysis, we may be subject to further impairment losses that could be material.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain tax assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized. Quarterly, we assess the likelihood the benefits of a deferred tax asset will be realized by considering historical and projected taxable income and tax planning strategies. Should a change in circumstances lead to a change in our judgments about the realization of deferred tax assets in future years, we adjust the valuation allowances in the period that the change in circumstances occurs, along with a current charge or credit to net earnings. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period.

We estimate and accrue income tax contingencies for differences in interpretation that may exist with tax authorities. Quarterly, we evaluate income tax contingency accruals. We consider a variety of factors, including the nature and amount of tax income and expense items, the current tax statutes, the current status of audits performed by tax authorities and the projected earnings. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution if the settlement is in excess of our reserves. A tax settlement for an amount lower than our reserves would be recognized as a reduction in our income tax expense in the period of resolution and would result in a decrease in our effective tax rate.

Income tax contingency accruals were $20.7 million at February 28, 2007, and $19.4 million at February 28, 2006. At February 28, 2007, the accrual for income tax contingencies is reflected as an offset to the income tax receivable on the consolidated balance sheet. During fiscal 2007, we recorded a reduction to tax expense of $2.6 million related to the revision of management estimates regarding certain tax contingencies. We did not make any other changes in estimates related to tax contingencies during fiscal 2007 that would have a significant impact on the consolidated financial statements.

Effective March 1, 2007, we will adopt FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 establishes standards for recognition and measurement, in the financial statements, of positions taken, or expected to be taken, by an entity in its income tax returns. Positions taken by an entity in its income tax returns must satisfy a more-likely-than-not recognition threshold, assuming that the positions will be examined by taxing authorities with full knowledge of all relevant information, in order for the positions to be recognized in the consolidated financial statements.

Accrued Lease Termination Costs

When leased properties are no longer used for operating purposes, we recognize a liability for our future lease payments and related costs, from the date of closure through the end of the remaining lease term, net of contractual or estimated sublease rental income. Inherent in the calculation of accrued lease termination costs are significant management judgments and estimates, including estimates of the amount and timing of future sublease revenues, the timing and duration of future vacancy periods and the amount and timing of future settlement payments. When making these assumptions, we consider a number of factors including our historical experience, the condition and location of the property, the terms of the lease, the specific real estate market and general economic conditions. We review these judgments and estimates on a quarterly basis and make appropriate revisions.

Accrued lease termination costs were $105.6 million at February 28, 2007, and $110.0 million at February 28, 2006. We present the changes in the accrued lease termination costs in the notes to the consolidated financial statements. Changes in assumptions increased the liability for lease termination costs by approximately $12 million for fiscal 2007, approximately $10 million for fiscal 2006 and approximately $6 million in fiscal 2005. In fiscal 2007, we recorded a $12.9 million reversal of the liability due to a change in estimate for seven previously-vacant stores that have re-opened or will re-open as outlet stores. If actual results are not consistent with our estimates or assumptions, changes to the lease termination liability could be material.

Stock-Based Compensation

Effective March 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which requires companies to record compensation expense based on the fair value of employee stock-based compensation awards. Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and, therefore, only recognize compensation expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Stock-based compensation cost is measured at the grant date based on the fair value of the award and recognized over the service period of the award. We determine the fair value of our non-qualified stock options at the grant date using the Black-Scholes option valuation model.

Option valuation models, including the Black-Scholes model, require us to make highly subjective assumptions regarding the expected future volatility of the stock price, expected term of the option, expected dividend yield and the risk-free interest rate. The assumptions used in the Black-Scholes model represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Changes in these assumptions can materially affect the fair value estimate.

The vesting of certain nonvested stock awards may accelerate if we achieve operating margin targets. The recognition of compensation expense over the requisite service period is based on the likelihood of achieving the performance targets. Performance-accelerated nonvested stock awards require management to make assumptions regarding the likelihood of achieving company goals. If actual results differ from our assumptions, stock-based compensation expense could be significantly different from what we have recorded in the current period.

Stock-based compensation expense was $28.7 million in fiscal 2007, $26.9 million in fiscal 2006 and $19.1 million in fiscal 2005. During the second half of fiscal 2007, we increased the estimated forfeiture rates on certain awards to reflect a change in our expectations regarding the number of instruments that will ultimately vest. This change in expectations was driven by higher than anticipated fiscal 2007 forfeitures, due in part to changes to executive management. Consistent with the provisions of SFAS No. 123(R), the effect of the change in estimate was recognized in compensation expense in fiscal 2007. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. Additionally, if actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of the stock-based compensation.

Pension Plans

Net pension expense recognized in our consolidated financial statements for our defined benefit pension plan and unfunded non-qualified benefit restoration plan is determined on an actuarial basis. The effects of both the performance of pension plan assets and changes in pension plan liability discount rates on the computation of net pension expense are amortized over future periods. Actual results in any given year will often differ from actuarial assumptions because of economic conditions and expectations for the future.

A significant element in determining the net pension expense is the expected return on plan assets. We use a calculated market-related value of pension plan assets to determine the expected return on pension plan assets. The calculated market-related value of the plan assets is different from the actual or fair market value of the assets. The fair market value is the value of the assets at a point in time that is available to make payments to pension plan participants and to cover transaction costs. The calculated market-related value recognizes changes in fair value on a straight-line basis over a five-year period. This recognition method spreads the effects of year-over-year volatility in the financial markets over that period of years. The rate of return assumption is reviewed annually and adjusted as appropriate. For fiscal 2007, fiscal 2006 and fiscal 2005, our expected rate of return on plan assets was 8.25 percent. Net pension expense for our pension plans was $2.4 million in fiscal 2007, $1.7 million in fiscal 2006 and $19.8 million in fiscal 2005. These expenses are included in cost of sales, buying and warehousing and selling, general and administrative expenses on the consolidated statements of operations.

At the end of each fiscal year, we determine the weighted average discount rate used to calculate the present value of plan liabilities. The discount rate is an estimate of the interest rate at which the pension liabilities could be effectively settled at the end of the year. When estimating the discount rate, we review yields available on high-quality, fixed income debt instruments. We reviewed high-quality corporate bond indices in addition to a hypothetical portfolio of corporate bonds constructed with maturities that approximate the expected timing of our anticipated benefit payments. We selected a discount rate of 5.75 percent at February 28, 2007, and 5.65 percent at February 28, 2006.

The following table is a sensitivity analysis that illustrates the effect on net pension expense and the funded status of changing the expected rate of return on plan assets and the discount rate, while holding all other assumptions constant:

Increase / (Decrease) In
(Amounts in millions)	Change in Assumption	February 2, 2007 Funded Status	Fiscal 2007 Expense
Expected rate of return on plan assets	+/- 25 basis points	N/A	$(0.6) / $0.6
Discount rate	+/- 25 basis points	$13.0 / $(13.9)	$(1.4) / $1.5

In October 2004, the board of directors approved amendments to freeze both the defined benefit pension plan and the non-qualified benefit restoration plan, effective February 28, 2005. As a result, all eligible employees retain any benefits accumulated to the effective date, but are no longer eligible to increase their benefit. Eligible employees will continue to earn vesting credit toward the pension plan’s vesting requirements. Employees who would be eligible to retire under the pension plan’s early or normal retirement provisions on or before February 28, 2008, are considered grandfathered employees and are not subject to the plan changes to either plan. In addition, employees who would be eligible to retire under the pension plan’s early or normal retirement provisions on before February 28, 2015, are considered sustained employees under the benefit restoration plan and will be eligible to receive the supplemental benefits they would have received under the benefit restoration plan had their pension plan benefit accruals not been frozen. The impact of the changes to the plans was a curtailment charge of $1.1 million in the fiscal year ended February 28, 2005.

In the fourth quarter of fiscal 2007 we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its balance sheets and recognize the changes in a plan’s funded status in accumulated other comprehensive income in the year in which the changes occur. Additional discussion and the impact of adopting this statement are included in Note 15, Employee Benefit Plans, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Results of Operations

Reclassifications and Adjustments

We reclassified stock-based compensation expense from a separate line on the consolidated statement of operations to selling, general and administrative expenses.

During fiscal 2006, we identified errors in the previously filed consolidated statement of cash flows for the fiscal year ended February 28, 2005. The errors were considered immaterial; however, we have revised the statement of cash flows for the fiscal year ended February 28, 2005, included in this filing. The errors were the result of the following: we incorrectly reflected bank overdrafts of $36.3 million as a change in expenses payable in operating activities rather than in financing activities; we incorrectly included accruals of $7.5 million for purchases of property and equipment in operating activities and investing activities; and we incorrectly reflected deposits in transit of $25.6 million as a change in expenses payable in operating activities rather than as a change in cash and cash equivalents.

During fiscal 2006, we identified errors in previously issued financial statements. We evaluated the impact of the errors in the consolidated financial statements for previously reported periods, on the 2006 fiscal year and on earnings trends. Based upon the evaluation, we concluded the errors and the corrections of such errors were not material to the company’s financial statements taken as a whole and corrected the errors in the fourth quarter of fiscal 2006. As a result, we recognized an after-tax reduction in net earnings of $3.2 million during the fourth quarter of fiscal 2006 that relates primarily to benefits recognized in the first three quarters of fiscal 2006 for the estimated non-redemption of the rewards feature on the Circuit City Rewards Credit Card. We also recognized an after-tax benefit of $0.4 million during the fourth quarter of fiscal 2006 to correct errors in lease accounting and for other matters in the consolidated financial statements for prior fiscal years. In addition, in fiscal 2006 we revised prior year consolidated financial statements for immaterial corrections of errors related to lease accounting and for other matters. Immaterial amounts previously reported incorrectly as rent expense have been reclassified to interest expense on the fiscal 2005 consolidated statement of operations.

Summary of Segment Performance

Where relevant, we have included separate discussions of our domestic and international segments. Our domestic segment is engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in our stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. Our international segment is engaged in the business of selling private-label and brand-name consumer electronics in Canada and via the Web at www.thesource.ca and principally includes the operations of InterTAN, Inc., which we acquired in May 2004. Consolidated results include results from InterTAN from the acquisition date. Prior to the second quarter of fiscal 2005, we had another reportable segment, our finance operation. The following tables summarize performance by segment.

SEGMENT PERFORMANCE SUMMARY

	Year Ended February 28, 2007
	Domestic		International		Consolidated
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales

Net sales	$11,859.6	100.0%	$570.2	100.0%	$12,429.8	100.0%
Gross profit	$2,740.0	23.1%	$188.4	33.0%	$2,928.3	23.6%
Selling, general and administrative expenses	$2,632.8	22.2%	$208.8	36.6%	$2,841.6	22.9%
Impairment of goodwill(a)	$—	—	$92.0	16.1%	$92.0	0.7%
Net earnings (loss) from continuing operations	$97.1	0.8%	$(107.3)	(18.8)%	$(10.2)	(0.1)%

(a)	In fiscal 2007, we recorded an impairment charge of $92.0 million associated with the international segment’s goodwill. The impairment charge is not deductible for tax purposes.

	Year Ended February 28, 2006
	Domestic		International		Consolidated
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales

Net sales	$10,974.0	100.0%	$540.2	100.0%	$11,514.2	100.0%
Gross profit	$2,604.5	23.7%	$206.0	38.1%	$2,810.5	24.4%
Selling, general and administrative expenses	$2,379.9	21.7%	$215.8	39.9%	$2,595.7	22.5%
Net earnings (loss) from continuing operations	$154.8	1.4%	$(7.3)	(1.4)%	$147.4	1.3%

	Year Ended February 28, 2005
(Amounts in millions)	Domestic	International(a)	Finance	Consolidated
Net sales	$10,014.6	$398.9	$—	$10,413.5
Gross profit	$2,385.6	$166.6	$—	$2,552.2
Selling, general and administrative expenses	$2,331.2	$139.6	$—	$2,470.7
Finance income	$—	$—	$5.6	$5.6
Net earnings from continuing operations	$41.1	$15.9	$3.5	$60.6

(a)	The international segment’s results are included from May 12, 2004, when we acquired a controlling interest in InterTAN, Inc.

Net Sales

Consolidated

For the fiscal year ended February 28, 2007, our net sales increased 8.0 percent to $12.43 billion, and comparable store sales increased 5.8 percent. In fiscal 2006, net sales increased 10.6 percent to $11.51 billion from $10.41 billion in fiscal 2005, and comparable store sales increased 8.2 percent.

PERCENT SALES CHANGE FROM PRIOR YEAR

Fiscal	Total	Comparable
2007	8.0%	5.8%
2006	10.6%	8.2%

A store’s sales are included in comparable store sales after the store has been open for a full 12 months. Comparable store sales include Web-originated sales and sales from relocated and remodeled stores. Sales from closed stores are included in comparable store sales until the month in which the stores are closed. Beginning June 1, 2005, international segment sales are included in comparable stores sales and are calculated in local currency. The calculation of comparable store sales excludes the impact of fluctuations in foreign currency exchange rates.

The fiscal 2007 sales increase primarily reflects the increase in domestic segment comparable store sales and the contribution of 16 net additional domestic segment Superstores.

The fiscal 2006 sales increase primarily reflects the increase in domestic segment comparable store sales and the addition of 18 Superstores partially offset by the closure of 19 Superstores late in fiscal 2005.

Domestic Segment

The domestic segment’s fiscal 2007 net sales were $11.86 billion, an increase of 8.1 percent over fiscal 2006 sales of $10.97 billion. Comparable store sales increased 6.1 percent. The fiscal 2007 sales increase primarily reflects the increase in the comparable store sales and the contribution of 16 net additional domestic segment Superstores. The comparable store sales increase is due primarily to an increase in Web- and call center-originated sales as well as an increase in the average ticket associated with Superstore sales. A strong increase in sales of flat panel televisions drove the increase in average ticket.

The domestic segment’s fiscal 2006 net sales were $10.97 billion, an increase of 9.6 percent over fiscal 2005 sales of $10.01 billion. Comparable store sales increased 8.3 percent. The fiscal 2006 sales increase primarily reflects the increase in comparable store sales and the addition of 18 Superstores, partially offset by the closure of 19 Superstores in late fiscal 2005. The comparable store sales increase is due primarily to an increase in average ticket associated with Superstore sales as well as an increase in Web- and call center-originated sales. A strong product cycle for certain consumer electronics products, especially flat panel televisions, combined with many of the initiatives we undertook throughout fiscal 2006 drove the sales increase. Additionally, we believe that our product portfolio management, promotional effectiveness and inventory management initiatives, in particular, contributed to the strong sales increase in fiscal 2006 over fiscal 2005.

PERCENT OF DOMESTIC SEGMENT NET SALES BY CATEGORY(a)

	Years Ended February 28
	2007	2006	2005
Video	42%	42%	39%
Information technology	25	25	28
Audio	15	15	14
Entertainment	11	11	12
Warranty, services and other(b)	7	7	7

Net Sales	100%	100%	100%

(a)	We have adapted our presentation of sales by category to represent total sales and have reclassified certain sales from video and information technology to warranty, services and other.
(b)

Warranty, services and other includes extended warranty net sales; revenues from computer-related services, mobile installations, home theater installations and product repairs; net financing; and revenues from third parties for services subscriptions.

For fiscal 2007, our growth was primarily driven by strong double-digit comparable store sales growth of flat panel televisions. Comparable store sales of notebook computers, video game products and digital imaging products grew double digits and comparable store sales of navigation products grew by triple digits. Strong sales growth in these areas was partially offset by double digit declines in sales of tube and projection televisions. For fiscal 2007 in the domestic segment, Web-originated sales grew 52 percent; firedogSM services revenues, including computer-related services and home theater installations, grew 77 percent; and call center sales grew 73 percent from the prior year. For fiscal 2007, Web-originated sales reached $1 billion and firedogSM services revenues exceeded $200 million.

For fiscal 2006, we generated our strongest comparable store sales gain in flat panel televisions, which grew triple digits from the prior year. We also experienced strong comparable store sales gains in portable audio hardware and related accessories; digital cameras and related accessories; navigation products; and PC Services. Web-originated sales grew 59 percent and call center sales grew 104 percent compared with fiscal 2005. We experienced sales declines in tube and projection televisions, as our sales mix shifts to flat panel technologies; in DVD players, as the category has matured; and in music software, as industry trends are shifting to electronic distribution of music.

Extended Warranty Net Sales. The domestic segment sells extended warranty programs on behalf of unrelated third parties who are the primary obligors. The commission revenue for extended warranty net sales is included in net sales. Reflecting our expanded ability to provide high-value services in a growing number of ways, we view extended warranty net sales as one component of many that contributes to both sales and gross margin. Our customer service approach focuses on selling “solutions,” with warranties being only one of many available solutions.

The percent of domestic segment sales attributable to sales of extended warranties was 3.5 percent in fiscal 2007, 3.8 percent in fiscal 2006 and 3.8 percent in fiscal 2005. As average selling prices on many products declined during fiscal 2007, extended warranty net sales as a percentage of domestic segment net sales also declined compared to fiscal 2006. We believe that consumers perceive a reduced need for an extended warranty when the product price has declined. We are reviewing our extended warranty offerings, pricing strategies and in-store training to address this issue.

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

DOMESTIC SEGMENT STORE MIX

	Retail Units at Year End
	2007	2006	2005
Superstores	642	626	612
Other stores	12	5	5

Total domestic segment stores	654	631	617

Prior to fiscal 2001, our Superstore prototypes utilized a showroom model, which required sales assistance for each transaction to retrieve product that was stocked in a large warehouse. Approximately 61 percent of our domestic segment Superstores were constructed as the showroom prototypes, and today have excess square footage in the warehouse area that is unused. The showroom prototypes on average include approximately 60 percent of the total square footage as selling area and 40 percent as non-selling area, which includes areas such as warehouse space, mobile installation bays, training rooms and restrooms.

During fiscal 2001, Circuit City introduced a new Superstore format that features a brighter, more contemporary look and an open, easily navigable floor plan conducive to browsing. The format allows the company to put all products, except those that are too large for customers to carry themselves, on the sales floor. These post-showroom prototypes on average include approximately 72 percent of the total square footage as selling area. In fiscal 2007, the average selling area for stores opened was 76 percent of the total square footage.

We provide both selling square footage and total square footage metrics for the domestic segment Superstores in order to aid investors in understanding the impact of the changes in the prototypes.

DOMESTIC SEGMENT SUPERSTORE SQUARE FOOTAGE SUMMARY

At February 28	Selling Sq. Ft.	Total Sq. Ft.
2007	13,243,665	21,172,652
2006	12,990,321	20,728,064
2005	12,953,259	20,922,618

International Segment

The international segment’s fiscal 2007 net sales were $570.2 million, an increase of 5.6 percent over fiscal 2006 sales of $540.2 million. The sales increase was driven by the effect of fluctuations in foreign currency exchange rates, which accounted for approximately 4 percentage points of the increase. Comparable store sales decreased 0.8 percent in fiscal 2007 in local currency.

The international segment’s net sales were $540.2 million in fiscal 2006 and $398.9 million in fiscal 2005. International segment sales are included from May 12, 2004, when we acquired a controlling interest in InterTAN, Inc. The effect of fluctuations in foreign currency exchange rates accounted for approximately 8 percentage points of the segment’s fiscal 2006 net sales increase. Comparable store sales increased 5.0 percent in fiscal 2006 in local currency.

PERCENT OF INTERNATIONAL SEGMENT NET SALES BY CATEGORY

	Years Ended February 28
	2007	2006	2005(b)
Video	19%	19%	18%
Information technology	38	37	36
Audio	33	32	33
Entertainment	5	5	7
Warranty, services and other(a)	5	7	6

Net sales	100%	100%	100%

(a)	Warranty, services and other includes extended warranty sales and product repair revenue.
(b)	The international segment’s sales are included from May 12, 2004, when we acquired a controlling interest in InterTAN, Inc.

INTERNATIONAL SEGMENT STORE MIX

	Retail Units at Year End
	2007	2006	2005
Company-owned stores	509	540	521
Dealer outlets	296	300	331
Rogers Plus® stores(a)	—	93	88
Battery Plus® stores	1	21	26

Total international segment stores	806	954	966

(a)

Effective January 28, 2007, we returned the management of 92 Rogers Plus® stores to Rogers Wireless Inc. in accordance with the Amending Agreement dated March 27, 2004, between Rogers Wireless Inc. and InterTAN Canada Ltd. Results from the Rogers Plus® stores are presented as results from discontinued operations for all periods presented.

International segment stores operating under the trade name The Source By Circuit CitySM typically have a small store format with 2,107 average square feet.

Gross Profit Margin

Consolidated

The gross profit margin rate was 23.6 percent in fiscal 2007, 24.4 percent in fiscal 2006 and 24.5 percent in fiscal 2005.

The gross profit margin rate declined 85 basis points in fiscal 2007 from fiscal 2006 primarily due to decreases in the domestic segment extended warranty net sales and merchandise margin. The domestic segment contributed 58 basis points to the decline and the international segment contributed 27 basis points to the decline.

The gross profit margin rate declined 10 basis points in fiscal 2006 from fiscal 2005 primarily due to higher promotional financing costs that resulted from higher interest rates than were in place during fiscal 2005.

Domestic Segment

The domestic segment’s gross profit margin rate was 23.1 percent in fiscal 2007, 23.7 percent in fiscal 2006 and 23.8 percent in fiscal 2005.

The domestic segment’s gross profit margin rate decreased 63 basis points in fiscal 2007 from fiscal 2006, driven by a decrease in merchandise margin primarily in televisions, PC hardware, and entertainment software, as well as a decrease in extended warranty net sales as a percentage of domestic segment net sales.

The domestic segment’s gross profit margin rate decreased 9 basis points in fiscal 2006 from fiscal 2005. The change primarily reflects higher promotional financing costs that resulted from higher interest rates than in fiscal 2005.

International Segment

The international segment’s gross profit margin rate was 33.0 percent in fiscal 2007, 38.1 percent in fiscal 2006 and 41.8 percent in fiscal 2005.

The gross profit margin decrease from fiscal 2006 to fiscal 2007 is due to an increased level of inventory write-offs and merchandise markdowns compared with the prior year as well as a shift in the product sales mix from higher-margin categories, including batteries, to lower-margin, higher-growth categories, including personal electronics and navigation products. Results also include $3.3 million, or 58 basis points of international segment net sales, for inventory write-offs associated with plans to exit certain product lines, clearance sales associated with store closures and other actions to align the international segment merchandise assortment with consumer demand.

The international segment’s gross profit margin rate decrease from fiscal 2005 to fiscal 2006 is due primarily to a shift in the product sales mix from higher-margin categories, including batteries, parts, and accessories, to lower-margin, higher-growth categories, including PC hardware and video and personal electronics.

Selling, General and Administrative Expenses

Consolidated

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Years Ended February 28
	2007		2006		2005(d)
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales

Store expenses(a)	$2,447.2	19.7%	$2,235.4	19.4%	$2,140.6	20.6%
General and administrative expenses(b)	350.1	2.8	317.2	2.8	254.0	2.4
Stock-based compensation expense	24.2	0.2	26.9	0.2	19.1	0.2
Remodel expenses	0.7	—	—	—	0.3	—
Relocation expenses(c)	4.5	—	7.1	0.1	40.8	0.4
Pre-opening expenses	14.8	0.1	9.0	0.1	15.8	0.2

Total	$2,841.6	22.9%	$2,595.7	22.5%	$2,470.7	23.7%

(a)	Store expenses for fiscal 2007 include expenses of $41.3 million associated with store and other facility closures and other restructuring activities.
(b)

General and administrative expenses for fiscal 2007 include expenses of $7.4 million associated with restructuring activities. General and administrative expenses for fiscal 2006 include $29.9 million in brand transition costs, primarily related to advertising expenses and inventory write-downs, which resulted from the litigation with RadioShack Corporation.

(c)

Relocation expenses for fiscal 2007 include a $12.9 million benefit from the reversal of lease termination charges for seven previously-vacant stores that have re-opened or will re-open as outlet stores.

(d)	Selling, general and administrative expenses for the international segment are included from May 12, 2004, when we acquired a controlling interest in InterTAN, Inc.

Selling, general and administrative expenses were 22.9 percent of sales in fiscal 2007, 22.5 percent of sales in fiscal 2006, and 23.7 percent of sales in fiscal 2005.

The consolidated expense-to-sales ratio increased 32 basis points from 2006 to fiscal 2007. The domestic segment contributed 51 basis points to the increase, which was partially offset by a decrease of 19 basis points contributed by the international segment. The 32 basis point increase primarily reflects net incremental expenses, related to strategic investments in information technology, multi-channel and innovation activities that totaled approximately 90 basis points of consolidated net sales. We incurred expenses of $48.7 million, or 39 basis points of consolidated net sales, associated with store and facility closures and other restructuring activities, which primarily related to leases and severance. Of this amount, a charge of $7.4 million is classified as general and administrative expenses, and the remainder is classified as store expenses. The expenses were partially offset by leverage of payroll and advertising expenses; expenses in these categories grew at a slower rate than net sales, resulting in a lower expense-to-sales ratio. Fiscal 2007 relocation expenses include a $12.9 million, or 10 basis points of consolidated net sales, benefit from the reversal of lease termination charges for seven previously-vacant locations that have re-opened or will re-open as outlet stores.

The decrease in the selling, general and administrative expense ratio from fiscal 2005 to fiscal 2006 primarily reflects lower domestic segment payroll and fringe benefit expenses, store closing costs and relocation expenses, as well as leverage on higher sales levels. Fiscal 2006 domestic segment store expenses include a $9.4 million gain on our portion of the settlement in the Visa/MasterCard antitrust litigation. Fiscal 2006 general and administrative expenses include $29.9 million in brand transition costs, primarily related to advertising expenses and inventory write-downs, which resulted from the litigation with RadioShack Corporation. Fiscal 2006 domestic segment general and administrative expenses include costs related to innovation initiatives and upgrades to our information technology systems. The fiscal 2006 expenses include costs associated with the 10 fiscal 2006 relocations and planned future relocations.

Domestic Segment

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Years Ended February 28
	2007		2006		2005
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales

Store expenses(a)	$2,278.2	19.2%	$2,085.4	19.0%	$2,029.4	20.3%
General and administrative expenses(b)	312.1	2.6	252.5	2.3	226.4	2.3
Stock-based compensation expense	22.5	0.2	25.9	0.2	18.5	0.2
Remodel expenses	0.7	—	—	—	0.3	—
Relocation expenses(c)	4.5	—	7.1	0.1	40.8	0.4
Pre-opening expenses	14.8	0.1	9.0	0.1	15.8	0.2

Total	$2,632.8	22.2%	$2,379.9	21.7%	$2,331.2	23.3%

(a)	Store expenses for fiscal 2007 include expenses of $31.0 million associated with store and facility closures and other restructuring activities.
(b)	General and administrative expenses for fiscal 2007 include expenses of $7.4 million associated with restructuring activities.
(c)

Relocation expenses for fiscal 2007 include a $12.9 million benefit from the reversal of lease termination charges for seven previously-vacant stores that have re-opened or will re-open as outlet stores.

The domestic segment’s expense-to-sales ratio increased 51 basis points in fiscal 2007 from fiscal 2006. The increase in the selling, general and administrative expense ratio from fiscal 2006 to fiscal 2007 primarily reflects net incremental expenses, related to strategic investments in information technology, multi-channel and innovation activities that totaled 98 basis points of domestic segment net sales. Also in fiscal 2007, we incurred $38.4 million, or 32 basis points of domestic segment net sales, associated with store and facility closures and other restructuring activities, primarily lease-related costs and severance. Of the total amount, a charge of $7.4 million is classified as general and administrative expenses, and the remainder is classified as store expenses. The expenses were partially offset by leverage of payroll and advertising expenses; expenses in these categories grew at a slower rate than net sales, resulting in lower expense-to-sales ratio. Fiscal 2007 relocation expenses include a $12.9 million benefit from the reversal of lease termination charges for seven previously-vacant locations that have re-opened or will re-open as outlet stores.

The domestic segment’s expense-to-sales ratio decreased 159 basis points in fiscal 2006 from fiscal 2005. The improvement primarily reflects lower domestic segment payroll and fringe benefit expenses, store closing costs and relocation expenses, as well as leverage on higher sales levels. Fiscal 2006 domestic segment store expenses include a $9.4 million gain on our portion of the settlement in the Visa/MasterCard antitrust litigation. Fiscal 2006 domestic segment general and administrative expenses include costs related to innovation initiatives and upgrades to our information technology systems. Relocation expenses totaled $7.1 million in fiscal 2006 and include costs associated with 10 relocations and planned future relocations. Relocation and remodel expenses totaled $41.1 million in fiscal 2005 and include costs associated with 28 relocations and the remodeling of 1 Superstore.

The increase in stock-based compensation expense from fiscal 2005 to fiscal 2006 reflects the fiscal 2005 reversal of previously recognized compensation costs related to performance-based nonvested stock grants. Under the terms of these nonvested stock grants, vesting was contingent upon our achieving a targeted operating profit margin for fiscal 2006. During the fourth quarter of fiscal 2005, management determined that it was unlikely that the target would be met and, as a result, reversed the expense recorded life-to-date.

International Segment

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Years Ended February 28
	2007		2006		2005(c)
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales

Store expenses(a)	$169.0	29.6%	$150.1	27.8%	$111.3	27.9%
General and administrative expenses(b)	38.1	6.7	64.7	12.0	27.5	6.9
Stock-based compensation expense	1.7	0.3	1.0	0.2	0.7	0.2

Total	$208.8	36.6%	$215.8	39.9%	$139.6	35.0%

(a)	Store expenses for fiscal 2007 include expenses of $10.3 million associated with store closures and other restructuring activities.
(b)

General and administrative expenses for fiscal 2006 include $29.9 million in brand transition costs, primarily related to advertising expenses and inventory write-downs, which resulted from the litigation with RadioShack Corporation.

(c)	Selling, general and administrative expenses for the international segment are included from May 12, 2004, when we acquired a controlling interest in InterTAN, Inc.

The international segment’s expense-to-sales ratio was 36.6 percent in fiscal 2007, 39.9 percent in fiscal 2006 and 35.0 percent in fiscal 2005.

The decrease in the selling, general and administrative expense-to-sales ratio for fiscal 2007 is the result of the absence of brand transition costs. The decrease was partially offset by expenses of $10.3 million associated with store closures and other restructuring activities.

The increase in store expenses during fiscal 2006 compared to fiscal 2005 is the result of the inclusion of the international segment for a full 12 months as well as increased payroll and rent expenses. General and administrative expenses include $29.9 million in brand transition costs, primarily related to advertising expenses and inventory write-downs, which resulted from the litigation with RadioShack Corporation.

Impairment of Goodwill

Due to deterioration in the sales and margin trends of our international segment, we determined during the fourth quarter of fiscal 2007 that it was necessary to reevaluate the goodwill associated with this segment for impairment. As a result of this analysis, we recorded a non-cash impairment charge of $92.0 million, or 74 basis points of consolidated net sales, in the fourth quarter of fiscal 2007. The impairment charge is not deductible for tax purposes.

Income Tax Expense

The consolidated effective income tax rate applicable to results from continuing operations was 150.1 percent in fiscal 2007, 36.8 percent in fiscal 2006 and 37.5 percent in fiscal 2005. The increase in the effective tax rate in fiscal 2007 is primarily a result of the goodwill impairment charge that is not tax deductible. The impact of the non-deductible impairment charge is partially offset by tax-exempt investment income and tax adjustments resulting in a tax benefit, including an adjustment identified during the preparation of the fiscal 2006 tax return and the revision of management estimates related to tax contingencies. The decrease in the effective tax rate in fiscal 2006 is a result of the favorable resolution of state income tax audits and a decrease in the withholding tax liability on the deemed repatriation of foreign earnings.

Net (Loss) Earnings from Continuing Operations

The net loss from continuing operations was $10.2 million, or 6 cents per share, for the fiscal year ended February 28, 2007. Net earnings from continuing operations were $147.4 million, or 82 cents per share, for the fiscal year ended February 28, 2006. Net earnings from continuing operations were $60.6 million, or 31 cents per share, for the fiscal year ended February 28, 2005.

The net loss from continuing operations for fiscal 2007 includes a $92.0 million goodwill impairment charge related to the international segment and $35.4 million in after-tax expenses related to store and facility closures as well as other restructuring activities.

The improvement in the net earnings from continuing operations in fiscal 2006 was driven by the domestic segment comparable store sales increase, lower domestic segment payroll and fringe benefit expenses, lower domestic segment store closing costs, lower domestic segment relocation costs and leverage on higher sales levels, partially offset by higher promotional financing costs. The international segment’s results decreased net earnings from continuing operations for fiscal year 2006 by $7.3 million, or 4 cents per share.

Net Earnings (Loss) from Discontinued Operations

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Rogers Plus® stores	$5.4	$3.7	$3.8
Domestic segment operation	(4.8)	(5.3)	—
MusicNow, LLC	—	(3.7)	(4.4)
Bankcard business	(0.5)	—	(1.2)
Divx	—	—	3.0

Net earnings (loss) from discontinued operations	$0.1	$(5.4)	$1.1

For fiscal 2007, net earnings from discontinued operations include $5.4 million of earnings from the 92 Rogers Plus® stores, partially offset by a $4.8 million net loss related to the closure of a domestic segment operation and a $0.5 million loss from the bankcard business that relates to income tax expense from a revision of management’s estimate regarding tax uncertainties.

For fiscal 2006, the net loss from discontinued operations totaled $5.4 million and related to a subsidiary, MusicNow, LLC, that was sold in October 2005 and an operation that was held for sale at February 28, 2006, partially offset by earnings from the Rogers Plus® stores.

For fiscal 2005, net earnings from discontinued operations totaled $1.1 million and are comprised of earnings from the Rogers Plus® stores and a gain related to a reduction in the provision for commitments under Divx licensing agreements, partially offset by a loss from MusicNow and post-closing adjustments related to the sale of the bankcard operation.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47), an interpretation of SFAS No. 143, “Asset Retirement Obligations,” on February 28, 2006. The impact of adopting FIN No. 47 was the recognition of additional net assets amounting to $1.5 million; an asset retirement obligation of $5.1 million; and a charge of $3.7 million ($2.4 million, net of tax), which was included in cumulative effect of change in accounting principle in the fiscal 2006 consolidated statement of operations.

Effective March 1, 2006, we adopted SFAS No. 123(R), which requires companies to record compensation expense based on the fair value of employee stock-based compensation awards as measured at the grant date and to recognize that expense over the period during which the employee is required to provide service in exchange for the award. Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and, therefore, only recognize compensation expense for those shares expected to vest. We adopted SFAS No. 123(R) using the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based compensation using a fair-value based method in accordance with SFAS No. 123, “Stock-Based Compensation,” and recognized forfeitures as they occurred. As a result of adopting SFAS No.

123(R), the company recorded an after-tax benefit of $1.8 million, $2.8 million pre-tax, to adjust for awards granted prior to March 1, 2006, that were not expected to vest. The benefit was recorded as a cumulative effect of a change in accounting principle in the fiscal 2007 consolidated statement of operations.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for us beginning with the first quarter of fiscal 2008. The cumulative effect of the adoption of FIN No. 48 will be reported as an adjustment to retained earnings as of the date of adoption, except for items that would not be recognized in earnings, such as the effects of the positions related to business combinations. We are finalizing our assessment of uncertain tax positions and estimate a reduction to retained earnings as of March 1, 2007, of approximately $5 million to $15 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us beginning with the first quarter of fiscal 2009. We have not yet determined the impact of adopting this standard.

In the fourth quarter of fiscal 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its balance sheets and recognize the changes in a plan’s funded status in accumulated other comprehensive income in the year in which the changes occur. The adoption of SFAS No. 158 did not have any impact on our results of operations or cash flows. See Note 15, Employee Benefit Plans, for the impact of adopting SFAS No. 158 on our consolidated balance sheets.

In the fourth quarter of fiscal 2007, we adopted Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements using both the roll-over and iron curtain methods. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both methods. The provisions of SAB No. 108 are effective for our fiscal year ended February 28, 2007. The adoption of SAB No. 108 did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain assets and liabilities at fair value. SFAS No. 159 will be effective for us beginning with the first quarter of fiscal 2009. We have not yet determined the impact of adopting this standard.

Financial Condition

Liquidity and Capital Resources

Cash Flows Summary

The following table summarizes our cash flows for each of the past three fiscal years:

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Net cash provided by (used in):
Operating activities	$316.3	$364.9	$389.3
Investing activities	(334.7)	(593.9)	(66.9)
Financing activities	(160.8)	(318.4)	(239.3)
Discontinued operations	5.7	(18.0)	(14.5)
Effect of exchange rate changes on cash	(1.4)	1.7	2.0

(Decrease) increase in cash and cash equivalents	$(174.8)	$(563.7)	$70.6

Operating Activities

We generated net cash of $316.3 million from operating activities in fiscal 2007, compared with $364.9 million in fiscal 2006 and $389.3 million in fiscal 2005. The decrease in cash provided by operating activities in fiscal 2007 compared with fiscal 2006 primarily resulted from an increase in vendor receivables and a decrease in accrued income taxes, partially offset by cash provided by improvements in inventory management. Cash provided by the decrease in net-owned inventory, calculated as merchandise inventory less merchandise payable, during fiscal 2007 was $122.7 million; cash used by the increase in net-owned inventory during fiscal 2006 was $19.8 million.

Net cash provided by operating activities decreased to $364.9 million in fiscal 2006 from $389.3 million in fiscal 2005. The decrease in cash provided by operating activities was primarily driven by changes in net-owned inventory. During fiscal 2006, cash used by the increase in net-owned inventory was $19.8 million, compared with cash provided by a decrease in net-owned inventory of $188.2 million during fiscal 2005. These changes were partially offset by cash provided by an increase in net earnings adjusted for non-cash items during fiscal 2006. Net earnings increased from $61.7 million in fiscal 2005 to $139.7 million in fiscal 2006.

Investing Activities

Net cash used in investing activities was $334.7 million in fiscal 2007, $593.9 million in fiscal 2006, and $66.9 million in fiscal 2005. The decrease in cash used for investing activities during fiscal 2007 compared to fiscal 2006 was due primarily to a decrease in net purchases of investment securities, partially offset by increased purchases of property and equipment as we make investments in new Superstores, store refreshes and category resets.

Net cash used in investing activities increased to $593.3 million in fiscal 2006 from $66.9 million in fiscal 2005. During fiscal 2005, proceeds from the sale of our private-label finance operation more than offset the cash used to acquire InterTAN, Inc. Additionally, net purchases of investment securities increased in fiscal 2006 compared to fiscal 2005 as we began to invest in variable rate demand notes in fiscal 2006.

Financing Activities

Net cash used in financing activities was $160.8 million in fiscal 2007, $318.4 million in fiscal 2006, and $239.3 million in fiscal 2005. The decrease in cash used during fiscal 2007 compared to fiscal 2006 was primarily due to a decrease in cash used to repurchase common stock under the stock repurchase authorization, coupled with an increase in cash provided by the issuance of common stock. In June 2006, the board authorized a $400 million increase in the stock repurchase authorization resulting in a total stock repurchase authorization of $1.2 billion, of which $280.4 million remained available at February 28, 2007. During fiscal 2007, we used cash to repurchase 10.0 million shares of common stock at a total cost of $236.9 million, excluding commission fees. During fiscal 2006, we used cash to repurchase 19.4 million shares of common stock at a total cost of $338.5 million, excluding commission fees. At February 28, 2007, we had repurchased 57.9 million shares of common stock at a total cost of $919.6 million, excluding commission fees, cumulatively since inception of the stock repurchase program.

Also in June 2006, the board of directors authorized an increase in our quarterly dividend rate to $0.04 per share from the previous quarterly dividend of $0.0175 per share on our common stock. The dividend rate change was effective with the quarterly dividend in the third quarter of fiscal 2007, resulting in an increase in cash used to pay dividends in fiscal 2007.

The increase in cash used in financing activities during fiscal 2006 compared to fiscal 2005 was primarily due to an increase in the cash used for share repurchases. During fiscal 2005, we used cash to repurchase 19.2 million shares of common stock at a total cost of $259.8 million, excluding commission fees.

At February 28, 2007, outstanding debt totaled $57.6 million, compared with $81.2 million at February 28, 2006, and $20.8 million at February 28, 2005. The decrease from 2006 to 2007 reflects the repayment of the international segment’s short-term borrowings. The increase from 2005 to 2006 reflects short-term borrowings in our international segment related to inventory, the addition of store-related capital leases in fiscal 2006 and increased obligations related to our information systems upgrades.

We leased a corporate office building under an operating lease arrangement with a variable interest entity. In fiscal 2005, we sold the corporate office building and the related debt was repaid.

We have a $500 million revolving credit facility secured by inventory and accounts receivable. This facility is used to support letters of credit and for short-term borrowing needs. Loans primarily bear interest at a spread over LIBOR or at prime. The facility is scheduled to mature in June 2009. The maximum credit extensions, including loans and outstanding letters of credit, permitted under the credit facility on any date are determined by calculating a borrowing base that is a percentage of our eligible inventory and accounts receivable as of the date of the credit extension. If the remaining borrowing availability under the facility falls below $100 million, cash dividends and stock repurchases are limited to an aggregate of $75 million in any fiscal year. If the remaining borrowing availability under the facility falls below $50 million for five consecutive business days, all proceeds from the sale of inventory must be applied on a daily basis to payment of amounts owed under the facility. The facility has representations and warranties, covenants and events of default that are customary for this type of credit facility. The credit facility provides for a $400 million borrowing limit for the domestic segment and a $100 million borrowing limit for the international segment. At February 28, 2007, we had no short-term borrowings on this facility, and outstanding letters of credit were $60.1 million, leaving $439.9 million available for borrowing under the credit facility. At February 28, 2006, we had $22.0 million of short-term borrowings related to our international segment, and outstanding letters of credit were $52.0 million, leaving $426.0 million available for borrowing under the credit facility. We were in compliance with all covenants at February 28, 2007.

Cash, Cash Equivalents and Short-term Investments

At February 28, 2007, we had cash, cash equivalents and short-term investments of $739.5 million compared with $838.0 million at February 28, 2006, and $1.00 billion at February 28, 2005. The change in the cash position between February 28, 2006, and February 28, 2007, reflects the use of cash for property and equipment purchases as well as share repurchases, partially offset by cash provided by operations, including the decrease in net-owned inventory. For fiscal 2006, net purchases of investment securities, share repurchases and purchases of property and equipment were partially offset by cash provided by operations.

Net-owned Inventory

Merchandise inventory decreased to $1.64 billion at February 28, 2007, from $1.70 billion at February 28, 2006. Net-owned inventory, calculated as merchandise inventory less merchandise payable, decreased by $133.4 million from February 28, 2006, to February 28, 2007. Domestic segment net-owned inventory decreased by $88.1 million from February 28, 2006, to February 28, 2007, driven by improved supply chain and inventory management execution, including a reduction in slower-moving and at-risk inventories while improving customer-encountered in-stock levels.

Liquidity

Our primary sources of liquidity include available cash, the reduction in net-owned inventory, borrowing capacity under the credit facility and landlord reimbursements.

Potential uses of cash during fiscal 2008 include

•	capital expenditures, primarily for information technology systems, store relocations, new store construction and existing store updates;

•	payment of dividends;

•	expansion of our Web business;

•	innovation initiatives;

•	repurchases of common stock; and

•	investments or acquisitions that would support the initiatives in our core business.

Capital Expenditures

Capital expenditures, net of total landlord reimbursements, for fiscal 2007 totaled $242 million and included

•	$108 million related to domestic segment relocations, new store construction, store refreshes and category resets;

•	$98 million related to information technology;

•	$25 million related to distribution and other expenditures; and

•	$11 million related to the international segment.

Contractual Obligations

CONTRACTUAL OBLIGATIONS AT FEBRUARY 28, 2007

	Payments Due by Fiscal Year
(Amounts in millions)	Total	2008	2009-2010	2011-2012	Thereafter
Contractual obligations(a):
Operating leases(b,c)	$4,617.1	$422.7	$837.6	$800.8	$2,556.0
Capital leases(b,d)	37.7	3.6	5.3	3.9	24.9
Financing lease obligations(d)	14.8	0.9	1.8	1.3	10.8
Other debt(d)	5.2	2.7	2.5	—	—
Interest payments	69.8	7.9	14.4	13.1	34.4
Other contractual obligations(e)	199.4	72.8	114.5	11.8	0.3

Total	$4,944.0	$510.6	$976.1	$830.9	$2,626.4

(a)

Included in other long-term liabilities on our consolidated balance sheet at February 28, 2007, are: a $22.1 million obligation for deferred compensation; a $53.6 million liability for self-insurance obligations; and a $5.6 million liability for asset retirement obligations. Because the timing of their future cash flows is uncertain, these other long-term liabilities are excluded from this table.

(b)	See Note 10, Lease Commitments, of the Notes to Consolidated Financial Statements for further information related to lease commitments on active properties.
(c)

Operating lease obligations do not include payments to landlords for real estate taxes, common area maintenance and insurance. These amounts, if included in the above table, would increase the total operating lease obligations of $4,617.1 million by approximately $1.2 billion as calculated as of February 28, 2007.

(d)	See Note 8, Debt, of the Notes to Consolidated Financial Statements.
(e)

Other contractual obligations include commitments primarily related to advertising and information technology programs. The table does not include obligations arising from a seven-year, $775 million information technology services contract with IBM that was signed in early fiscal 2008.

CarMax, Inc., a former subsidiary engaged in the auto superstore business, currently operates 23 of its sales locations pursuant to leases under which we are the primary obligor. We entered into these leases on behalf of CarMax, so that they could take advantage of the favorable economic terms available to us as a large retailer. In conjunction with the separation of CarMax, we have assigned each of these leases to CarMax, but we remain contingently liable under the leases. In recognition of our ongoing contingent liability, CarMax paid a $28.4 million special dividend to us at the time of the separation in fiscal 2003. At February 28, 2007, the future minimum fixed lease obligations on these 23 leases totaled $370.0 million and are included in operating leases in the preceding table.

Off-Balance Sheet Arrangements

Other than our operating leases described in Note 10, Lease Commitments, of the Notes to Consolidated Financial Statements, we did not have any off-balance sheet arrangements at February 28, 2007.

Domestic Segment Superstore Revitalization Program

From the beginning of fiscal 2001 through fiscal 2007, we built as new, relocated or fully remodeled 254 Superstores, net of closures, as part of an overall effort to bring a more contemporary shopping experience to our customers. In addition to new store designs, we have increased inventory levels on the sales floor in virtually all stores to help ensure that customers find complete consumer electronics solutions, including all the accessories they need.

During fiscal 2007, the domestic segment opened 35 Superstores and fully remodeled 2 Superstores. Twelve of the opened stores were relocations and 23 were incremental stores. Net expenses related to domestic segment relocations and remodels totaled $5.2 million in fiscal 2007. Relocation expenses include expenses associated with completing 12 relocations, partially offset by a benefit of $12.9 million from the reversal of lease termination charges for seven previously-vacant stores that have re-opened or will re-open as outlet stores. In fiscal 2007, the average accelerated depreciation expense per relocated store was approximately $200,000, booked ratably from the time the decision is made to relocate the store to closure, and the average lease impairment expense was approximately $900,000, booked when we cease use of the property. Capital expenditures, net of landlord reimbursements, to build a new or relocated store averaged approximately $1.5 million in fiscal 2007.

During fiscal 2006, the domestic segment opened 28 Superstores. Ten of the opened stores were relocations and 18 were incremental stores. Expenses related to domestic segment relocations totaled $7.1 million in fiscal 2006.

During fiscal 2005, the domestic segment opened 59 Superstores and fully remodeled 1 Superstore. Twenty-eight of the opened stores were relocations and 31 were incremental stores. Expenses related to domestic segment store relocations and one remodel totaled $41.1 million in fiscal 2005.

As of February 28, 2007, there were 75 stores that had been relocated under our store revitalization program with results available for at least 12 months following their relocation. There were also 95 stores open more than 12 months on February 28, 2007, that were incremental to our overall store base. Of those 95 incremental stores, 71 had been open more than 24 months.

The 75 relocated stores open more than 12 months produced the following results for their 12-month periods after grand opening:

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

The 95 incremental stores open more than 12 months produced a return on invested capital of approximately 15 percent measured at the end of the first 12 months after grand opening. The 71 incremental stores open more than 24 months produced a return on invested capital of approximately 20 percent measured at the end of the second 12 months after grand opening.

We remain committed to our store revitalization strategy. As we build stores, we are committed to selecting superior real estate, and so, the mix of new versus relocated stores opened in any one year will depend upon the availability of sites that we expect would meet or exceed our performance hurdles.

Fiscal 2008 Outlook

We initially provided an outlook for fiscal 2008 results on April 4, 2007. Based on trends for the month of April, we are updating that outlook.

For the month of April, we experienced substantially below-plan sales, primarily related to the large flat panel and projection television categories.

Due to this trend, we now expect a loss from continuing operations before income taxes of $80 million to $90 million for the first quarter of fiscal 2008. In light of uncertainties in the current operating environment, we are withdrawing our previously issued guidance for the first half of fiscal year 2008.

Assuming business trends improve and the transformation efforts are effective, we forecast fiscal 2008 earnings from continuing operations before income taxes (EBT) as a percentage of consolidated net sales at the low end of the our previously guided range of 1.4 percent to 1.8 percent.

We will continue to monitor general business trends as well as the effectiveness of our transformation efforts and expect to provide an updated fiscal 2008 forecast when we release results for the first quarter of fiscal 2008 in June.

We expect to generate the following results in fiscal 2008:

•	consolidated net sales growth of 5 percent to 8 percent, including domestic segment comparable store sales growth of 3 percent to 5 percent

•	domestic segment net sales of firedogSM services to approximately double from approximately $200 million in fiscal 2007

•	growth in domestic segment direct channel sales of 30 percent to 40 percent, from $1.12 billion in fiscal 2007; direct channel includes Web-originated and call center-originated sales

•	earnings from continuing operations before income taxes (EBT) as a percentage of consolidated net sales at the low end of our previously guided range of 1.4 percent to 1.8 percent

The outlook also includes the following expectations:

•	depreciation and amortization expense of approximately $200 million

•	the addition of 60 to 65 domestic segment Superstores, including 17 to 19 Superstore relocations

•	expenses of $25 million related to domestic segment Superstore relocations and Superstore refresh activities

•	consolidated income tax rate applicable to continuing operations of 35.2 percent

•	a reduction in domestic segment net-owned inventory from February 28, 2007, to February 29, 2008, of $100 million to $150 million

We anticipate that capital expenditures, net of landlord reimbursements, for our domestic and international segments will total approximately $255 million in fiscal 2008. Of the fiscal 2008 estimate,

•	$135 million relates to domestic segment store activities including new store locations, relocations, remodels, store refresh and category reset activities;

•	$70 million relates to information technology;

•	$40 million relates to distribution and other capital expenditures; and

•	$10 million relates to the international segment.

Assumptions

The fiscal 2008 outlook is based on the following assumptions:

•	improved business trends and effective transformation efforts

•

sales growth in key product areas including flat panel televisions, video game hardware, notebook computers, digital imaging and portable digital audio players as well as related accessories and services

•	continued growth in direct channel sales

•	improved customer-encountered inventory in-stock levels

•	success of cost reduction initiatives currently under way

Our financial outlook takes into account industry expectations coupled with our expectations for each of our businesses. U.S. consumer spending on consumer electronics is forecasted by TNS Retail Forward to grow 4.1 percent in calendar year 2007, compared with calendar year 2006, to $157 billion. Based on forecasted values in Forrester Research, Inc.’s “US eCommerce: Five Year Forecast and Data Overview” (October 2006), Circuit City calculates that industry e-commerce sales of the products it sells (consumer electronics; computer hardware, software and peripherals; music and video software; and toys and video games) will grow by approximately 17 percent in calendar 2007, compared with calendar 2006. We expect to benefit from both the overall industry product sales growth and the shift to the online channel where we believe we have a competitive advantage due to our strategic focus on building multi-channel capabilities.

We anticipate continuing strong consumer demand for high definition televisions and content. North American shipments of the company’s largest product category, televisions, is forecasted by DisplaySearch to grow 12 percent in calendar 2007, compared with 2006. United States household penetration of digital televisions reached 33 percent in 2006, and household penetration of high definition televisions reached approximately 26 percent, according to the Consumer Electronics Association. The increased availability of high definition content from over-the-air broadcast, cable and satellite services generates demand for televisions that can display the full high definition picture. The pending cessation of the analog broadcast signal in February 2009 will require television viewers who depend upon over-the-air broadcasts to have a digital tuner or analog-to-digital converter box in order to continue to receive broadcast signals. In addition, consumers value space-saving flat panel technology, as opposed to the larger cathode-ray tube displays. Television unit sales increases will be partially offset by average selling price declines. In order to capitalize on these trends, we continue to refine our merchandising assortments, promotional offers, supply chain capabilities, services offerings and in-store training.

Forward-Looking Statements

The provisions of the Private Securities Litigation Reform Act of 1995 provide companies with a “safe harbor” when making forward-looking statements. This “safe harbor” encourages companies to provide prospective information about their companies without fear of litigation. We wish to take advantage of the “safe harbor” provisions of the Act. Our statements that are not historical facts, including statements about management’s expectations for fiscal 2008 and beyond, are forward-looking statements and involve various risks and uncertainties. In most cases, you can identify our forward-looking statements by words such as “expect,” “believe,” “should,” “may,” “plan,” “will” or similar words.

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

•	our response to pricing and promotional activities of our competitors;

•	the successful implementation of our initiatives to accelerate sales growth, gross margin improvement and expense reductions;

•	our ability to reduce our overall cost and expense structure and to maintain cost reductions while continuing to grow sales;

•	our ability to control and leverage expenses as a percentage of sales;

•

changes in general economic conditions including, but not limited to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, personal discretionary spending levels, trends in consumer retail spending, (both in general and in our product categories), unemployment and consumer sentiment about the economy in general;

•	the level of consumer response to new products or product features in the merchandise categories we sell and changes in our merchandise sales mix;

•	the pace of commoditization of digital products;

•	the impact of inventory and supply chain management initiatives on inventory levels and profitability;

•	our ability to generate sales and margin growth through expanded services offerings;

•	the impact of new products and product features on the demand for existing products and the pricing and profit margins associated with the products we sell;

•	significant changes in retail prices for products and services we sell;

•	changes in availability or cost of financing for working capital and capital expenditures, including financing to support development of our business;

•	the lack of availability or access to sources of inventory or the loss or disruption in supply from one of our major suppliers;

•	our inability to liquidate excess inventory should excess inventory develop;

•	our inability to maintain sales and profitability improvement programs for our Circuit City Superstores, including our store revitalization plan;

•	our ability to continue to generate strong sales growth through our direct sales channel;

•	the availability of appropriate real estate locations for relocations and new stores;

•	the cost and timeliness of new store openings and relocations;

•	consumer reaction to new store locations and changes in our store design and merchandise;

•	our ability and the ability of Chase Card Services to successfully market and promote the third party credit card program being offered by Chase Card Services;

•	the extent to which customers respond to promotional financing offers and the types of promotional terms we offer;

•	our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;

•	the impact of our wage management initiative on Associate morale and our reputation with customers;

•	the impact of initiatives related to upgrading merchandising, marketing and information systems on revenue and operating margin and the costs associated with these investments;

•	changes in production or distribution costs or costs of materials for our advertising;

•	effectiveness of our advertising and marketing programs for increasing consumer traffic and sales;

•

the imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to, the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws;

•	the outcome of our review of strategic alternatives for our international segment;

•	further deterioration of the expected future performance of our international segment, resulting in an additional goodwill impairment charge;

•	the timely production and delivery of private-label merchandise and level of consumer demand for those products;

•	reduced investment returns or other changes relative to the assumptions for our pension plans that impact our pension expense;

•	changes in our anticipated cash flow;

•	whether, when and in what amounts share repurchases may be made under our stock buyback program;

•	adverse results in litigation matters;

•	currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies;

•	the global regulatory and trade environment;

•	the disruption of global, national or regional transportation systems;

•

the occurrence of severe weather events or natural disasters that could significantly damage or destroy stores or prohibit consumers from traveling to our retail locations, especially during peak selling periods; and

•	the successful execution of the initiatives to achieve revenue growth and increase gross profit margin underlying our projected 2008 results as discussed under “Fiscal 2008 Outlook” in MD&A.

We believe our forward-looking statements are reasonable. However, undue reliance should not be placed on forward-looking statements, which are based on current expectations.

It em 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from potential changes in the U.S./Canadian currency exchange rates as they relate to inventory purchases and the translation of our international segment’s financial results.

Inventory Purchases

A portion of InterTAN’s purchases are from vendors requiring payment in U.S. dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN’s management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders; exchange rates, including forecasts from major financial institutions; local news; and other economic factors. At February 28, 2007, U.S. dollar open purchase orders totaled approximately $8.1 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $0.8 million for those orders. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, to the degree commercially feasible.

Translation of Financial Results

Because we translate our international segment’s financial results from Canadian dollars to U. S. dollars, fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results. We do not hedge against the possible impact of this risk. A 10 percent adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

Item 8.	Financial Statements and Supplementary Data.

Circuit City Stores, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended February 28
(Amounts in thousands except per share data)	2007	%	2006	%	2005	%
NET SALES	$12,429,754	100.0	$11,514,151	100.0	$10,413,524	100.0
Cost of sales, buying and warehousing	9,501,438	76.4	8,703,683	75.6	7,861,364	75.5

GROSS PROFIT	2,928,316	23.6	2,810,468	24.4	2,552,160	24.5
Selling, general and administrative expenses	2,841,619	22.9	2,595,706	22.5	2,470,712	23.7
Impairment of goodwill	92,000	0.7	—	—	—	—
Finance income	—	—	—	—	5,564	0.1

OPERATING (LOSS) INCOME	(5,303)	—	214,762	1.9	87,012	0.8
Interest income	27,150	0.2	21,826	0.2	14,404	0.1
Interest expense	1,519	—	3,143	—	4,451	—

Earnings from continuing operations before income taxes	20,328	0.2	233,445	2.0	96,965	0.9

Income tax expense	30,510	0.2	85,996	0.7	36,396	0.3

NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	(10,182)	(0.1)	147,449	1.3	60,569	0.6
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	128	—	(5,350)	—	1,089	—
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES, NET OF TAX	1,773	—	(2,353)	—	—	—

NET (LOSS) EARNINGS	$(8,281)	(0.1)	$139,746	1.2	$61,658	0.6

Weighted average common shares:
Basic	170,448		177,456			193,466
Diluted	170,448		180,653			196,227

(LOSS) EARNINGS PER SHARE:
Basic:
Continuing operations	$(0.06)		$0.83			$0.31
Discontinued operations	$—		$(0.03)			$0.01
Cumulative effect of change in accounting principles	$0.01		$(0.01)			$—
Basic (loss) earnings per share	$(0.05)		$0.79			$0.32

Diluted:
Continuing operations	$(0.06)		$0.82			$0.31
Discontinued operations	$—		$(0.03)			$0.01
Cumulative effect of change in accounting principles	$0.01		$(0.01)			$—
Diluted (loss) earnings per share	$(0.05)		$0.77			$0.31

See accompanying notes to consolidated financial statements.

Circuit City Stores, Inc.

CONSOLIDATED BALANCE SHEETS

	At February 28
(Amounts in thousands except share data)	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141,141	$315,970
Short-term investments	598,341	521,992
Accounts receivable, net of allowance for doubtful accounts	382,555	220,869
Merchandise inventory	1,636,507	1,698,026
Deferred income taxes	34,868	29,598
Income tax receivable	42,722	5,571
Prepaid expenses and other current assets	47,378	41,315

TOTAL CURRENT ASSETS	2,883,512	2,833,341
Property and equipment, net of accumulated depreciation	921,027	839,356
Deferred income taxes	31,910	97,889
Goodwill	121,774	223,999
Other intangible assets, net of accumulated amortization	19,285	30,372
Other assets	29,775	44,087

TOTAL ASSETS	$4,007,283	$4,069,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Merchandise payable	$922,205	$850,359
Expenses payable	281,709	202,300
Accrued expenses and other current liabilities	404,444	379,768
Accrued compensation	98,509	84,743
Accrued income taxes	—	75,909
Short-term debt	—	22,003
Current installments of long-term debt	7,162	7,248

TOTAL CURRENT LIABILITIES	1,714,029	1,622,330
Long-term debt, excluding current installments	50,487	51,985
Accrued straight-line rent and deferred rent credits	277,636	256,120
Accrued lease termination costs	76,326	79,091
Other liabilities	97,561	104,885

TOTAL LIABILITIES	2,216,039	2,114,411

Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY:
Common stock, $0.50 par value; 525,000,000 shares authorized; 170,689,406 shares issued and outstanding (174,789,390 in 2006)	85,345	87,395

Additional paid-in capital	344,144	458,211
Retained earnings	1,336,317	1,364,740
Accumulated other comprehensive income	25,438	44,287

TOTAL STOCKHOLDERS’ EQUITY	1,791,244	1,954,633

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,007,283	$4,069,044

See accompanying notes to consolidated financial statements.

Circuit City Stores, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 28
(Amounts in thousands)	2007	2006	2005(a)
OPERATING ACTIVITIES:
Net (loss) earnings	$(8,281)	$139,746	$61,658
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities of continuing operations:
Net (earnings) loss from discontinued operations	(128)	5,350	(1,089)
Depreciation expense	177,828	160,608	151,597
Amortization expense	3,645	2,618	1,851
Impairment of goodwill	92,000	—	—
Stock-based compensation expense	26,727	24,386	18,305
(Gain) loss on dispositions of property and equipment	(1,439)	2,370	(206)
Provision for deferred income taxes	72,717	(14,252)	(116,300)
Cumulative effect of change in accounting principles	(1,773)	2,353	—
Other	1,689	(1,726)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(133,152)	16,552	(58,738)
Retained interests in securitized receivables	—	—	32,867
Merchandise inventory	49,352	(231,114)	160,037
Prepaid expenses and other current assets	(9,580)	(17,341)	7,207
Other assets	535	(3,061)	3,816
Merchandise payable	73,317	211,362	28,199
Expenses payable	55,722	40,921	(17,372)
Accrued expenses and other current liabilities, and accrued income taxes	(81,364)	43,202	54,021
Other long-term liabilities	(1,474)	(17,032)	63,494

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	316,341	364,942	389,347

INVESTING ACTIVITIES:
Purchases of property and equipment	(285,725)	(254,451)	(261,461)
Proceeds from sales of property and equipment	38,620	55,421	106,369
Purchases of investment securities	(2,002,123)	(1,409,760)	(125,325)
Sales and maturities of investment securities	1,926,086	1,014,910	—
Other investing activities	(11,567)	—	—
Proceeds from the sale of the private-label finance operation	—	—	475,857
Acquisitions, net of cash acquired of $30,615	—	—	(262,320)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(334,709)	(593,880)	(66,880)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	35,657	73,954	12,329
Principal payments on short-term borrowings	(56,912)	(53,893)	(13,458)
Proceeds from long-term debt	1,216	1,032	—
Principal payments on long-term debt	(6,724)	(1,829)	(28,008)
Changes in overdraft balances	19,347	(22,540)	36,329
Repurchases of common stock	(237,203)	(338,476)	(259,832)
Issuances of common stock	89,662	38,038	27,156
Dividends paid	(20,126)	(12,844)	(13,848)
Excess tax benefit from stock-based payments	15,729	—	—
Redemption of preferred share purchase rights	—	(1,876)	—
Other financing activities	(1,424)	—	—

NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(160,778)	(318,434)	(239,332)

DISCONTINUED OPERATIONS:
Operating cash flows	3,310	(9,884)	(7,193)
Investing cash flows	2,958	(8,089)	(6,615)
Financing cash flows	(592)	—	(724)

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	5,676	(17,973)	(14,532)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,359)	1,655	2,016

(Decrease) increase in cash and cash equivalents	(174,829)	(563,690)	70,619
Cash and cash equivalents at beginning of year	315,970	879,660	809,041

CASH AND CASH EQUIVALENTS AT END OF YEAR	$141,141	$315,970	$879,660

(a)	See Note 1, Basis of Presentation, of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

Circuit City Stores, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
(Amounts in thousands except per share data)	Shares	Amount
BALANCE AT FEBRUARY 29, 2004	203,899	$101,950	$922,600	$1,191,904	$—	$2,216,454
Comprehensive income:
Net earnings	—	—	—	61,658	—	61,658
Other comprehensive income, net of taxes:
Foreign currency translation adjustment (net of deferred taxes of $13,707)	—	—	—	—	25,100	25,100

Comprehensive income						86,758
Repurchases of common stock	(19,163)	(9,582)	(250,250)	—	—	(259,832)
Compensation for stock awards	—	—	18,305	—	—	18,305
Exercise of common stock options	3,489	1,745	26,761	—	—	28,506
Shares issued under stock-based incentive plans, net of cancellations, and other	(75)	(38)	(1,312)	—	—	(1,350)
Tax effect from stock issued	—	—	(1,564)	—	—	(1,564)
Shares issued in acquisition of InterTAN, Inc.	—	—	6,498	—	—	6,498
Dividends – common stock ($0.07 per share)	—	—	—	(13,848)	—	(13,848)

BALANCE AT FEBRUARY 28, 2005	188,150	94,075	721,038	1,239,714	25,100	2,079,927
Comprehensive income:
Net earnings	—	—	—	139,746	—	139,746
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment (net of deferred taxes of $11,316)	—	—	—	—	19,500	19,500

Minimum pension liability adjustment (net of deferred taxes of $182)	—	—	—	—	(313)	(313)

Comprehensive income						158,933
Repurchases of common stock	(19,396)	(9,698)	(328,778)	—	—	(338,476)
Compensation for stock awards	—	—	24,386	—	—	24,386
Exercise of common stock options	3,830	1,915	36,752	—	—	38,667
Shares issued under stock-based incentive plans, net of cancellations, and other	2,205	1,103	(2,160)	—	—	(1,057)
Tax effect from stock issued	—	—	6,973	—	—	6,973
Redemption of preferred share purchase rights	—	—	—	(1,876)	—	(1,876)
Dividends – common stock ($0.07 per share)	—	—	—	(12,844)	—	(12,844)

BALANCE AT FEBRUARY 28, 2006	174,789	87,395	458,211	1,364,740	44,287	1,954,633
Comprehensive loss:
Net loss	—	—	—	(8,281)	—	(8,281)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment (net of deferred taxes of $3,630)	—	—	—	—	(7,793)	(7,793)

Unrealized gain on available-for-sale securities (net of deferred taxes of $219)	—	—	—	—	377	377
Minimum pension liability adjustment (net of deferred taxes of $136)	—	—	—	—	(229)	(229)

Comprehensive loss						(15,926)
Adjustment to initially apply SFAS No. 158 (net of deferred taxes of $6,628)	—	—	—	—	(11,204)	(11,204)
Repurchases of common stock	(10,032)	(5,016)	(232,187)	—	—	(237,203)
Compensation for stock awards	—	—	26,727	—	—	26,727
Adjustment to initially apply SFAS No. 123(R)	—	—	(2,370)	—	—	(2,370)
Exercise of common stock options, net	5,767	2,883	86,228	—	—	89,111
Shares issued under stock-based incentive plans, net of cancellations, and other	165	83	(1,027)	—	—	(944)
Tax effect from stock issued	—	—	8,562	—	—	8,562
Dividends – common stock ($0.115 per share)	—	—	—	(20,142)	—	(20,142)

BALANCE AT FEBRUARY 28, 2007	170,689	$85,345	$344,144	$1,336,317	$25,438	$1,791,244

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

The domestic segment is engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in Circuit City stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. At February 28, 2007, the company’s domestic segment operated 642 Superstores and 12 other stores in 158 U.S. media markets.

The international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. On May 12, 2004, the company acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed its acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. In addition to giving Circuit City a greater product-sourcing capability and the ability to accelerate the offering of private-label merchandise to its customers, the acquisition of InterTAN gave the company its first presence in the Canadian market. The international segment’s headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada primarily under the trade name The Source By Circuit CitySM. At February 28, 2007, the international segment conducted business through 806 retail stores and dealer outlets, which consisted of 509 company-owned stores, 296 dealer outlets and 1 Battery Plus® store. The international segment also operates a Web site at www.thesource.ca.

Effective January 28, 2007, the company returned the management of 92 Rogers Plus® stores to Rogers Wireless Inc. in accordance with the Amending Agreement dated March 27, 2004, between Rogers Wireless Inc. and InterTAN Canada Ltd. Results from the Rogers Plus® stores are presented as results from discontinued operations in all periods presented.

In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation.

The company closed a domestic segment operation in fiscal 2007 that previously had been held for sale. The company sold a domestic segment subsidiary, MusicNow, LLC, in fiscal 2006. Results from these operations are presented as results from discontinued operations on the consolidated statements of operations.

On May 25, 2004, the company completed the sale of its private-label finance operation, comprised of its private-label and co-branded Visa credit card programs, to Chase Card Services. Results from the private-label finance operation are included in finance income on the consolidated statement of operation. The company entered into a consumer credit card program agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers. The company is compensated under the program agreement primarily based on the number of new accounts opened less promotional financing costs that exceed a negotiated base amount. The net results from the program agreement are included in net sales on the consolidated statements of operations.

Reclassifications and Adjustments: The company reclassified stock-based compensation expense from a separate line on the consolidated statements of operations to selling, general and administrative expenses.

During fiscal 2006, the company identified errors in its previously filed consolidated statement of cash flows for the fiscal year ended February 28, 2005. The errors were considered immaterial; however, the company has revised the statement of cash flows for the fiscal year ended February 28, 2005, included in this filing. The errors were the result of the following: the company incorrectly reflected bank overdrafts of $36.3 million as a change in expenses payable in operating activities rather than in financing activities; the company incorrectly included accruals of $7.5 million for purchases of property and equipment in operating activities and investing activities; and the company incorrectly reflected deposits in transit of $25.6 million as a change in expenses payable in operating activities rather than as a change in cash and cash equivalents.

During fiscal 2006, the company identified errors in previously issued financial statements. Management evaluated the impact of the errors in the consolidated financial statements for previously reported periods, on the 2006 fiscal year and on earnings trends. Based upon the evaluation, management concluded the errors and the corrections of such errors were not material to the company’s financial statements taken as a whole and corrected the errors in the fourth quarter of fiscal 2006. As a result, the company recognized an after-tax reduction in net earnings of $3.2 million during the fourth quarter of fiscal 2006 that relates primarily to benefits recognized in the first three quarters of fiscal 2006 for the estimated non-redemption of the rewards feature on the Circuit City Rewards Credit Card. The company also recognized an after-tax benefit of $0.4 million during the fourth quarter of fiscal 2006 to correct errors in lease accounting and for other matters in the consolidated financial statements for prior fiscal years. In addition, in fiscal 2006 the company revised prior year consolidated financial statements for immaterial corrections of errors related to lease accounting and for other matters. Immaterial amounts previously reported incorrectly as rent expense have been reclassified to interest expense on the fiscal 2005 consolidated statement of operations.

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

Fiscal Year: The company’s fiscal year begins on March 1 and ends on February 28 or February 29.

Revenue Recognition: The company recognizes revenue from the sale of merchandise at the time a customer takes possession of the merchandise. Net sales exclude sales tax collected from customers. The company recognizes service revenue at the time the service is provided, the sales price is fixed or determinable, and collectibility is reasonably assured. The company sells gift cards and records related deferred revenue at the time of sale. Amounts billed to customers for shipping and handling are recorded as revenue and are recognized at the time the service is performed.

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

An allowance has been established for estimated sales returns based on historical return rates.

Gift Cards: The company sells gift cards to its customers in its stores and on its Web site. The gift cards do not have an expiration date. The company recognizes income from gift cards when the gift card is redeemed by the customer or when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and it is determined that the company does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is based upon historical redemption patterns. Based on the company’s historical information, the likelihood of a gift card remaining unredeemed can be determined 24 months after the gift card is issued. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote. Gift card breakage revenue is included in net sales on the consolidated statements of operations.

Sales Incentives: The company offers sales incentives, such as discounts and rebates that entitle customers to a reduction in the price of a product or service. For sales incentives in which the company is the obligor, the reduction in revenue is recognized when the sale is recorded. The company offers rewards points for purchases using the Circuit City private-label or Visa credit card. The value of points earned through the rewards card is included in accrued expenses and other current liabilities on the consolidated balance sheets and recorded as a reduction to revenue at the time the points are earned.

Cost of Sales, Buying and Warehousing and Selling, General and Administrative Expenses: The primary costs classified in each major expense category include:

Cost of Sales, Buying and Warehousing

•	Total cost of merchandise sold including:

–Cost of transportation of merchandise from vendors to the company’s stores;

–Vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products;

•	Cost of services performed;

•	Physical inventory losses;

•	Markdowns;

•	Merchandising costs;

•	Customer shipping and handling expenses; and

•	Operating costs of the company’s repair and distribution centers.

Selling General and Administrative Expenses

•	Payroll, fringe benefit costs and stock-based compensation expense for store and corporate Associates;

•	Occupancy costs of store and corporate facilities;

•	Depreciation related to store and corporate assets;

•	Advertising;

•	Vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products;

•	Costs related to relocating and remodeling store distribution centers. locations;

•	Professional service fees; and

•	Other administrative costs, such as credit card service fees, supplies, and bad debt.

Vendor Allowances: The company receives cash consideration from vendors, including volume incentives and reimbursements for specific costs such as price protection and advertising, through a variety of programs. Most vendor allowances are recognized as a reduction to cost of sales, buying and warehousing when the related product is sold or other conditions of the allowances are met. Cash consideration that represents a reimbursement of specific, incremental, identifiable direct costs incurred by the company to promote the vendors’ products is reported as a reduction to expense in the period in which the costs are incurred.

Store Opening Expenses: Non-capital expenditures for store openings are expensed as incurred and primarily include advertising costs, store occupancy costs, payroll and fringe benefit costs, and supply costs.

Advertising Expenses: Advertising costs, primarily consisting of print and television advertisements, are expensed the first time the advertisement runs and are included in selling, general and administrative expenses on the consolidated statements of operations. Advertising expenses, net of specific vendor advertising reimbursements, were $424.6 million in fiscal 2007, $431.8 million in fiscal 2006 and $365.8 million in fiscal 2005.

Stock-Based Compensation: The company sponsors various stock-based incentive plans. Effective March 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective transition method. The statement requires companies to recognize the fair value of employee stock-based compensation awards over the period during which the employee is required to provide service in exchange for the award. In addition, the statement requires companies to estimate the number of equity awards granted that are expected to be forfeited, recognize compensation expense based on the number of awards that are expected to vest, and subsequently adjust estimated forfeitures to reflect actual forfeitures. Under SFAS No. 123(R), companies are required to report excess tax benefits as a financing cash inflow rather than as a reduction of taxes paid.

Prior to the adoption of SFAS No. 123(R), the company accounted for stock-based compensation using a fair value-based method in accordance with SFAS No. 123, “Stock-Based Compensation.” Under SFAS No. 123, the company recognized forfeitures when they occurred and benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under the company’s stock-based incentive plans, the adoption of SFAS No. 123(R) did not have a material impact on the company’s financial position, results of operations or cash flows.

The company values stock option grants using the Black-Scholes option valuation model and recognizes expense over the options’ vesting periods. For nonvested stock, the market value at the grant date is expensed over the restriction periods. The vesting of certain nonvested stock awards may accelerate if the company achieves operating profit margin targets. The expense related to the performance-accelerated awards is recognized based on the likelihood of management achieving the performance targets.

Earnings Per Share: Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. For purposes of calculating basic earnings per share, awards of nonvested stock that are subject to the satisfaction of certain conditions are excluded from the weighted average number of common shares outstanding until all necessary conditions have been satisfied. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive common equivalent shares outstanding, including nonvested stock.

Foreign Currency Translation: The local currency of the international segment, the Canadian dollar, is its functional currency. For reporting purposes, international segment assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Income and expense items are translated using monthly average exchange rates. The effects of exchange rate changes on the translation of the net assets of the international segment are included as a component of stockholders’ equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions are immaterial and are included in selling, general and administrative expenses on the consolidated statements of operations.

Fair Value of Financial Instruments: The carrying values of the company’s cash equivalents, short-term investments, accounts receivable, current liabilities and long-term debt approximate fair value.

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand, money market funds and tax-exempt commercial paper with original maturities of three months or less. All cash and cash equivalents were available for general corporate purposes at February 28, 2007, and February 28, 2006.

Outstanding checks in excess of funds on deposit at February 28, 2007 and February 28, 2006 totaled $89.9 million and $71.1 million, respectively, and are included in expenses payable on the company’s consolidated balance sheets.

Short-Term Investments: As part of its cash management program, the company maintains a portfolio of marketable investment securities. The company primarily invests in variable rate demand notes that are classified as available-for-sale securities and commercial paper that is classified as a held-to-maturity security. The variable rate demand notes are long-term instruments maturing through 2040; however, the interest rates are reset approximately every seven days, at which time the securities can be sold. Accordingly, the securities are classified as current assets on the consolidated balance sheets. The commercial paper has an investment grade and a term to earliest maturity of 3 to 12 months. The marketable investment securities are carried at cost, which approximates fair value. The cost of securities matured or sold is based on the specific identification method.

Merchandise Inventory: Inventory is comprised of finished goods held for sale and is stated at the lower of cost or market value. Cost is determined by the average cost method and includes the cost of freight from the vendor to the company’s distribution centers, or in the case of direct shipments, the cost of freight from the vendor to the company’s stores. The company estimates the realizable value of inventory based on assumptions about forecasted consumer demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value.

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

Impairment or Disposal of Long-Lived Assets: The company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the asset’s carrying value. The impairment loss recognized represents the difference between the asset’s carrying value and its estimated fair value. When the company commits to a plan to close or relocate a store, distribution center or repair center, estimates of the depreciable lives of fixtures, equipment and leasehold improvements to be abandoned are revised to reflect the use of the assets over their shortened useful lives.

Goodwill and Other Intangible Assets: The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. Goodwill is not amortized but is evaluated for impairment at the reporting unit level on an annual basis, during the second quarter of each fiscal year, or more frequently if events or circumstances indicate that goodwill may be impaired. A reporting unit is an operating segment, or one level below an operating segment, for which discrete financial information is available and is regularly reviewed by management.

The company estimates the fair value of the reporting unit using the average of discounted cash flows and comparative market multiples of earnings before interest, taxes, depreciation and amortization. If the fair value of the reporting unit is less than its carrying value, then the implied fair value of the goodwill of the reporting unit must be calculated and compared to the carrying value of that goodwill. If the implied fair value of the goodwill is less than its carrying value, goodwill is deemed to be impaired and an impairment loss, equal to the excess of the carrying value over the implied fair value, must be recorded.

The company completed its annual impairment testing during the second quarter of fiscal 2007 and determined there was no impairment. During the fourth quarter of fiscal 2007, due to deterioration in sales and margin trends of the international segment, the company determined that it was necessary to reevaluate goodwill associated with this segment for impairment. As a result of this analysis, the company recorded an impairment charge of $92.0 million to write down goodwill to its estimated fair value.

The company has identifiable intangible assets that primarily were acquired through acquisition. The identifiable intangible assets are primarily contract-based and are amortized on a straight-line basis over their estimated useful lives.

Deferred Income Taxes: Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, measured by applying currently enacted tax rates. The company recognizes a deferred tax asset if it is more likely than not that the company will realize a benefit from that deferred tax asset.

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

Landlord Reimbursements: The company conducts a substantial portion of its business in leased properties. The company constructs stores on both owned and leased land and may receive reimbursement from a landlord for the cost of the structure. These transactions are evaluated under sale-leaseback accounting, and in cases where substantial funding is received, the transaction qualifies as a sale. Any gain or loss from the transaction is deferred and amortized as rent expense on a straight-line basis over the base term of the lease. The deferred gain is included in accrued straight-line rent and deferred rent credits, and the deferred loss is included in other assets on the consolidated balance sheets. Landlord reimbursements from transactions qualifying as sales are included in cash flows from investing activities as proceeds from sales of property and equipment.

In cases where reimbursement from a landlord results in substantial under-funding of costs incurred for the construction of the building, the company is deemed to have continuing involvement and the transaction qualifies as a financing under sale-leaseback accounting. The landlord reimbursement is considered a financing and is included in long-term debt on the consolidated balance sheets. The interest on the financing lease obligations is recognized using the effective interest method over the base term of the lease. Landlord reimbursements from transactions qualifying as financings are included in cash flows from financing activities as proceeds from long-term debt.

In instances where the company leases an existing structure, reimbursement from a landlord for tenant improvements is classified as an incentive and included in accrued straight-line rent and deferred rent credits on the consolidated balance sheets. The deferred rent credit is amortized as rent expense on a straight-line basis over the base term of the lease. Landlord reimbursements from these transactions are included in cash flows from operating activities as a change in other long-term liabilities.

Accrued Lease Termination Costs: At a location’s cease-use date, the future lease payments and related costs, from the date of closure to the end of the remaining lease term, net of contractual or estimated sublease rental income is recorded in selling, general and administrative expenses on the consolidated statements of operations. The liability for accrued lease termination costs is discounted using a credit-adjusted risk-free rate of interest. The company evaluates these assumptions each quarter and adjusts the liability accordingly. The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities on the consolidated balance sheets. The non-current portion of accrued lease termination costs is presented separately on the consolidated balance sheets.

Comprehensive Income (Loss): Comprehensive income (loss) consists of two components: net earnings (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised primarily of foreign currency translation adjustments but also includes unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments. Other comprehensive income (loss) is recorded net of deferred income taxes directly as a component of stockholders’ equity.

Risks and Uncertainties: The company is a leading specialty retailer of brand-name consumer electronics, personal computers, entertainment software, and related services. The diversity of the company’s products, customers and geographic operations reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or markets. During fiscal 2007, the domestic segment’s five largest suppliers accounted for approximately 42 percent of merchandise purchased. The major suppliers were Sony, Hewlett-Packard, Samsung, Toshiba and Apple. The international segment’s five largest suppliers accounted for approximately 43 percent of its merchandise purchased and were Rogers Wireless, Motorola, Acer, Apple and Panasonic.

The international segment has 100 employees, or approximately 3 percent of the segment’s employees, who are represented by a union. These 100 employees are located in the international segment’s distribution center in Barrie, Ontario, Canada. The terms of a three-year collective bargaining agreement ending in April 2009 were ratified with these employees.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

The company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47), an interpretation of SFAS No. 143, “Asset Retirement Obligations,” on February 28, 2006. The impact of adopting FIN No. 47 was the recognition of additional net assets amounting to $1.5 million; an asset retirement obligation of $5.1 million; and a charge of $3.7 million ($2.4 million, net of tax), which was included in cumulative effect of change in accounting principle in the fiscal 2006 consolidated statement of operations.

As discussed in Note 14, Stock-Based Incentive Plans, the company adopted SFAS No. 123(R) during the first quarter of fiscal 2007.

In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during a construction period. The company adopted FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal 2007. The adoption of this new standard did not have a material impact on the company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for the company beginning with the first quarter of fiscal 2008. The cumulative effect of the adoption of FIN No. 48 will be reported as an adjustment to retained earnings as of the date of adoption, except for items that would not be recognized in earnings, such as the effects of the positions related to business combinations. The company is finalizing its assessment of its uncertain tax positions and estimates a reduction to retained earnings as of March 1, 2007, of approximately $5 million to $15 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the company beginning with the first quarter of fiscal 2009. The company has not yet determined the impact of adopting this standard.

In the fourth quarter of fiscal 2007, the company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its balance sheets and recognize the changes in a plan’s funded status in accumulated other comprehensive income in the year in which the changes occur. The adoption of SFAS No. 158 did not have any impact on the company’s results of operations or cash flows. See Note 15, Employee Benefit Plans, for the impact of adopting SFAS No. 158 on the consolidated balance sheet.

In the fourth quarter of fiscal 2007, the company adopted Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements using both the roll-over and the iron curtain methods. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both methods. The provisions of SAB No. 108 are effective for the company’s fiscal year ended February 28, 2007. The adoption of SAB No. 108 did not have a material impact on the company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain assets and liabilities at fair value. SFAS No. 159 will be effective for the company beginning with the first quarter of fiscal 2009. The company has not yet determined the impact of adopting this standard.

4.    (LOSS) EARNINGS PER SHARE

The following table presents a reconciliation of the denominators used in the (loss) earnings per share calculations.

	Years Ended February 28
(Shares in millions)	2007	2006	2005
Weighted average common shares	170.4	177.5	193.5
Potentially dilutive common equivalent shares:
Options	—	2.7	2.2
Nonvested stock	—	0.5	0.5

Weighted average common shares and potentially dilutive common equivalent shares	170.4	180.7	196.2

For fiscal 2007, no options or nonvested stock were included in the computation of the company’s diluted loss per share because the company reported a net loss from continuing operations. The fiscal 2006 and fiscal 2005 computations of potentially dilutive common equivalent shares excluded certain options to purchase shares of common stock because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Shares excluded were as follows:

	At February 28
(Shares in millions)	2007	2006	2005
Options	11.6	5.2	6.1
Nonvested stock	4.2	—	—

5.    SHORT-TERM INVESTMENTS

The company’s marketable investment securities primarily include variable rate demand notes and commercial paper. These securities are carried at cost which approximates fair value due to their highly liquid nature.

The following table presents the estimated fair value of the company’s investment securities.

	At February 28
(Amounts in millions)	2007	2006
Available-for-sale securities:
Variable rate demand notes	$596.6	$400.3
Other	0.6	—
Held-to-maturity securities:
Commercial paper	—	121.1
Trading securities	1.1	0.6

Total	$598.3	$522.0

6.    PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, is summarized as follows:

	At February 28
(Amounts in millions)	2007	2006
Land	$33.2	$31.0
Buildings (up to 25 years)	274.5	268.9
Construction in progress	111.1	142.7
Furniture, fixtures and equipment (1 to 8 years)	1,075.5	892.7
Leasehold improvements (up to 21 years)	689.3	648.7
Capital leases (3 to 27 years)	35.3	32.7
Other	2.4	2.1

	2,221.3	2,018.8
Less accumulated depreciation	1,300.3	1,179.4

Property and equipment, net	$921.0	$839.4

Capitalized interest totaled $8.0 million for fiscal 2007, $5.0 million for fiscal 2006 and $2.9 million for fiscal 2005.

The net book values of assets under capital leases are summarized as follows:

	At February 28
(Amounts in millions)	2007	2006
Buildings	$28.8	$26.0
Furniture, fixtures and equipment	6.5	6.7

	35.3	32.7
Less accumulated depreciation	8.4	4.5

Assets under capital leases, net	$26.9	$28.2

Depreciation expense for assets under capital leases was $3.9 million during fiscal 2007, $1.6 million during fiscal 2006, and $0.3 million during fiscal 2005.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reportable segment were as follows:

(Amounts in millions)	Domestic Segment	International Segment	Total
Balance at February 28, 2005	$3.1	$212.8	$215.9
Goodwill resulting from acquisitions	9.4	—	9.4
Purchase price adjustments	—	(7.1)	(7.1)
Impairment	(9.0)	—	(9.0)
Dispositions	(0.3)	—	(0.3)
Foreign currency translation	—	15.1	15.1

Balance at February 28, 2006	3.2	220.8	224.0
Purchase price adjustments for tax benefits	—	(0.3)	(0.3)
Impairment	(0.1)	(92.0)	(92.1)
Dispositions	(3.0)	—	(3.0)
Foreign currency translation	—	(6.8)	(6.8)

Balance at February 28, 2007	$0.1	$121.7	$121.8

The company completed its annual impairment testing during the second quarter of fiscal 2007 and determined there was no impairment. During the fourth quarter of fiscal 2007, due to deterioration in sales and margin trends of the international segment, the company determined that it was necessary to reevaluate goodwill associated with this segment for impairment. As a result of this analysis, the company recorded an impairment charge of $92.0 million to write down goodwill to its estimated fair value.

During fiscal 2006, the company sold one domestic segment subsidiary and held another for sale. As a result of these decisions, the company recorded impairment charges of $9.0 million in results from discontinued operations for the goodwill associated with these operations.

The gross amounts, accumulated amortization and weighted average amortization periods of other intangible assets were as follows:

	At February 28, 2007
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Weighted Average Amortization Period (in years)
Amortizable intangible assets:
Dealer-relationship contracts	$15.4	$2.1	20.0
Vendor contract	11.9	7.6	4.1
Employment and non-compete agreements	5.9	4.5	3.4
Other	0.3	—	10.0

Total	$33.5	$14.2	11.3

	At February 28, 2006
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Weighted Average Amortization Period (in years)
Amortizable intangible assets:
Dealer-relationship contracts	$15.9	$1.4	20.0
Vendor contract	12.2	2.1	10.0
Employment and non-compete agreements	6.1	2.4	4.5
Other	1.7	0.2	5.0
Non-amortizing intangible asset:
Intangible asset related to minimum pension liability	0.6	—	—

Total	$36.5	$6.1	13.3

Estimated amortization expense for the next five fiscal years is $3.8 million in 2008, $2.3 million in 2009, $2.1 million in 2010, $0.8 million in 2011, and $0.8 million in 2012. These amortization expense estimates are subject to fluctuations in foreign currency exchange rates.

8.    DEBT

The company has a $500 million revolving credit facility secured by inventory and accounts receivable. This facility is used to support letters of credit and for short-term borrowing needs. Loans primarily bear interest at a spread over LIBOR or at prime. The facility is scheduled to mature in June 2009. The maximum credit extensions, including loans and outstanding letters of credit, permitted under the credit facility on any date are determined by calculating a borrowing base that is a percentage of the company’s eligible inventory and accounts receivable as of the date of the credit extension. If the remaining borrowing availability under the facility falls below $100 million, cash dividends and stock repurchases are limited to an aggregate of $75 million in any fiscal year. If the remaining borrowing availability under the facility falls below $50 million for five consecutive business days, all proceeds from the sale of inventory must be applied on a daily basis to payment of amounts owed under the facility. The facility has representations and warranties, covenants and events of default that are customary for this type of credit facility. The credit facility provides for a $400 million borrowing limit for the domestic segment and a $100 million borrowing limit for the international segment. At February 28, 2007, the company had no short-term borrowings, and outstanding letters of credit were $60.1 million, leaving $439.9 million available for borrowing. At February 28, 2006, the international segment had $22.0 million of short-term borrowings at an interest rate of 5.25 percent. At February 28, 2006, outstanding letters of credit were $52.0 million, leaving $426.0 million available for borrowing. The company was in compliance with all covenants at February 28, 2007.

Long-term debt is summarized as follows:

	At February 28
(Amounts in millions)	2007	2006
Obligations under capital leases, payable in varying installments through January 2023	$37.7	$39.0
Financing lease obligations, payable in varying installments through January 2022	14.8	12.1
Other	5.2	8.1

Total long-term debt	57.7	59.2
Less current installments	7.2	7.2

Long-term debt, excluding current installments	$50.5	$52.0

Other debt of $5.2 million represents a financing obligation for services purchased at an interest rate of 5.95 percent. The financing obligation had an original term of 36 months, with monthly payments of principal and interest, and is scheduled to mature in December 2008. The financing obligation contains customary representations, warranties and covenants as well as events of default.

The maturities of long-term debt for the next five years are as follows:

(Amounts in millions) Fiscal Year	Capital Lease	Financing Leases Obligations	Other

2008	$3.6	$0.9	$2.7
2009	$3.4	$1.0	$2.5
2010	$1.9	$0.8	$—
2011	$1.8	$0.7	$—
2012	$2.1	$0.6	$—

9.    INCOME TAXES

The earnings (loss) from continuing operations before income taxes were as follows:

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
U. S. earnings	$36.0	$237.7	$64.7
Foreign (loss) earnings	(15.7)	(4.3)	32.3

Earnings from continuing operations before income taxes	$20.3	$233.4	$97.0

Included in U.S. earnings is the goodwill impairment charge of $92.0 million recorded by InterTAN, Inc. InterTAN, Inc. falls within the U.S. jurisdiction for tax purposes. For segment reporting under SFAS No. 131, the operations of InterTAN, Inc. are included in the international segment.

Total income tax expense (benefit) on earnings (loss) was allocated as follows:

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Continuing operations	$30.5	$86.0	$36.4
Discontinued operations	0.4	(3.1)	0.4
Change in accounting principles	1.0	(1.3)	—

Total income tax expense	$31.9	$81.6	$36.8

The components of income tax expense on earnings from continuing operations were as follows:

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Current:
Federal	$(36.5)	$94.0	$132.6
Foreign	(4.9)	(2.1)	12.2
State	(0.8)	8.4	7.9

	(42.2)	100.3	152.7

Deferred:
Federal	71.8	(13.9)	(112.2)
Foreign	(0.7)	(0.3)	(0.1)
State	1.6	(0.1)	(4.0)

	72.7	(14.3)	(116.3)

Income tax expense	$30.5	$86.0	$36.4

The company files a consolidated federal income tax return for its U.S. operations. The company has not provided for U.S. deferred income taxes or foreign withholding taxes on pre-acquisition earnings of its foreign subsidiaries because the company deems these earnings to be permanently reinvested. If these pre-acquisition earnings were not considered permanently reinvested, an additional deferred income tax liability of $6.9 million would have been provided. The company intends to repatriate post-acquisition earnings of its foreign subsidiaries.

The effective income tax rate applicable to results from continuing operations differed from the federal statutory income tax rate as follows:

	Years Ended February 28
	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.6	2.1	2.7
Non-deductible meals and entertainment	2.2	0.2	0.2
Return-to-provision adjustment	(10.4)	—	—
Taxes on foreign income that differ from the federal statutory rate	3.9	(0.1)	1.6
Change in effective rate of deferred tax asset	(3.6)	(0.4)	(0.7)
Federal and state tax credits	(3.5)	(0.3)	(0.7)
Non-deductible goodwill impairment	164.9	—	—
Tax-exempt interest income	(34.0)	(1.0)	(0.6)
Non-deductible compensation	4.9	0.2	—
Change in reserves for tax contingencies	(15.7)	(0.4)	1.1
Change in valuation allowance	4.6	—	—
Other	(0.8)	1.5	(1.1)

Effective income tax rate	150.1%	36.8%	37.5%

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities from operations were as follows:

	At February 28
(Amounts in millions)	2007	2006
Deferred tax assets:
Accrued liabilities	$78.9	$77.2
Stock-based compensation	31.8	39.7
Accrued straight-line rent and deferred rent credits	104.3	99.8
Depreciation and amortization	0.3	—
Deferred revenue	14.2	14.1
Tax credit and net operating loss carryforwards	1.5	3.7
Foreign tax credits	1.5	2.2
Pension plans	6.8	0.2
Other	4.6	2.3

Gross deferred tax assets	243.9	239.2
Valuation allowance	(2.4)	(2.2)

Total deferred tax assets	241.5	237.0

Deferred tax liabilities:
Depreciation and amortization	133.6	63.3
Merchandise inventory	0.5	5.2
Prepaid pension and other prepaid expenses	16.3	16.0
Foreign currency translation adjustment	21.4	25.0
Other	2.9	—

Total deferred tax liabilities	174.7	109.5

Net deferred tax asset	$66.8	$127.5

Deferred tax assets and liabilities were included in the consolidated balance sheets as follows:

	At February 28
(Amounts in millions)	2007	2006
Current deferred tax assets in excess of liabilities	$34.9	$29.6
Non-current deferred tax assets in excess of liabilities	31.9	97.9

Net deferred tax asset	$66.8	$127.5

Deferred income taxes include a deferred tax asset associated with foreign tax credits created by the international segment of $1.5 million as of February 28, 2007, and $2.2 million as of February 28, 2006. Due to the uncertainty regarding the realization of this tax benefit, management has provided a full valuation allowance against the deferred tax asset. The changes in the deferred tax asset and the corresponding valuation allowance during fiscal 2007 were primarily a result of the loss from Canadian operations and foreign currency fluctuations.

Deferred income taxes include a deferred tax asset associated with a capital loss carryforward of $0.9 million as of February 28, 2007. Due to the uncertainty of future net capital gain income, management has provided a full valuation allowance against the deferred tax asset.

Based on the company’s historical and expected future taxable earnings, management believes it is more likely than not the company will realize the benefit of the existing deferred tax assets, net of the valuation allowance, at February 28, 2007.

During fiscal 2007, the company recognized a deferred tax asset of $1.5 million related to state net operating losses. As of February 28, 2007, the company had approximately $31.3 million of state net operating loss carryforwards. The net operating loss carryforwards expire from fiscal 2009 to fiscal 2027.

The company’s income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures related to the company’s various tax filing positions, the company records reserves for probable exposures. A number of years may elapse before a particular matter, for which there is an established reserve, is audited and fully resolved. The company adjusts its income tax contingency accruals and income tax expense in the period in which actual results of a settlement with tax authorities differ from the established reserve, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Income tax contingency accruals were $20.7 million at February 28, 2007, and $19.4 million at February 28, 2006. At February 28, 2007, the accrual for income tax contingencies is reflected as an offset to the income tax receivable on the consolidated balance sheet.

10.    LEASE COMMITMENTS

The company conducts a substantial portion of its business in leased premises. The initial terms of these leases generally range up to 20 years with varying renewal options. In addition to base rent, these lease agreements provide that the company pay real estate taxes, common area maintenance, insurance, operating expenses, and in some instances, rent expense based on sales volumes in excess of defined amounts.

For leases that include scheduled and specified escalations of the minimum rent, the company recognizes the related rent expense on a straight-line basis over the base term of the lease. Any difference between the straight-line rent amount and the amount payable under the lease is included in accrued straight-line rent and deferred rent credits on the consolidated balance sheets. Accrued straight-line rent was $133.7 million at February 28, 2007, and $123.7 million at February 28, 2006.

Rent expense for operating leases on active stores, offices and equipment that is included in selling, general and administrative expenses is summarized as follows:

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Minimum rentals	$346.5	$321.6	$317.8
Rental expense based on sales volume	0.5	1.2	0.5

Total rent expense	$347.0	$322.8	$318.3

In addition, the company incurs rental costs related to its repair and distribution operations that are included in cost of sales, buying and warehousing. These costs were $22.5 million in fiscal 2007, $20.8 million in fiscal 2006 and $21.9 million in fiscal 2005.

The company constructs stores on both owned and leased land and may receive reimbursement from a landlord for the cost of the structure. These transactions are evaluated under sale-leaseback accounting, and in cases where substantial funding is received, the transaction qualifies as a sale. Any gain or loss from the transaction is deferred and amortized as rent expense on a straight-line basis over the base term of the lease. The deferred gain is included in accrued straight-line rent and deferred rent credits, and the deferred loss is included in other assets on the consolidated balance sheets. The deferred loss included in other assets was $10.2 million at February 28, 2007, and $12.0 million at February 28, 2006. The deferred gain included in accrued straight-line rent and deferred rent credits was $94.5 million at February 28, 2007, and $90.0 million at February 28, 2006.

In instances where the company leases an existing structure, reimbursement from a landlord for tenant improvements is classified as an incentive and included in accrued straight-line rent and deferred rent credits on the consolidated balance sheets. The deferred rent credit is amortized as rent expense on a straight-line basis over the base term of the lease. The incentives included in accrued straight-line rent and deferred rent credits were $49.4 million at February 28, 2007, and $42.4 million at February 28, 2006.

Future minimum lease commitments, excluding taxes, insurance and common area maintenance; and sublease income as of February 28, 2007, are as follows:

(Amounts in millions) Fiscal Year	Capital Lease Commitments	Operating Lease Commitments	Operating Sublease Income

2008	$8.5	$384.3	$34.3
2009	8.1	384.4	33.4
2010	6.4	382.1	32.9
2011	6.1	370.3	32.0
2012	6.1	365.2	31.9
After 2012	46.5	2,381.0	232.4

Total minimum lease payments	81.7	$4,267.4	$396.8

Less amounts representing interest	44.0

Present value of net minimum lease payments	37.7
Less current installments of obligations under capital leases	3.6

Obligations under capital leases excluding current installments	$34.1

CarMax, Inc., a former subsidiary, currently operates 23 of its sales locations pursuant to leases under which the company is the primary obligor. In conjunction with the separation of CarMax, the company assigned each of these operating leases to CarMax. CarMax paid a special dividend of $28.4 million to Circuit City Stores, Inc. in fiscal 2003 in recognition of the company’s continuing contingent liability on the leases related to these CarMax locations. At February 28, 2007, the future minimum fixed lease obligations on these 23 leases totaled $370.0 million. Amounts presented within the above table reflect the company’s operating lease commitments on these leases and the corresponding sublease income associated with these CarMax locations.

11.    EXIT AND OTHER ACTIVITIES

At a location’s cease-use date, estimated lease termination costs to close a store, distribution center or repair center are recorded in selling, general and administrative expenses on the consolidated statements of operations. The calculation of accrued lease termination costs includes future minimum lease payments, taxes, insurance and maintenance costs from the date of closure to the end of the remaining lease term. The calculation also includes estimated sublease income, net of tenant improvement allowances and broker fees. The liability for lease termination costs is discounted using a credit-adjusted risk-free rate of interest. The company evaluates these assumptions each quarter and adjusts the liability accordingly.

The accrual for lease termination costs for the domestic segment includes the following activity:

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Accrued lease termination costs at beginning of year	$110.0	$128.2	$91.8
Provisions for closed locations	26.7	7.9	70.5
Changes in assumptions about future sublease income and terminations	16.2	18.3	4.9
Reversals of accruals for locations returned to operation	(12.9)	(5.4)	—
Interest accretion	7.4	9.5	11.3
Cash payments, net of cash received on subleased locations	(41.8)	(48.5)	(50.3)

Accrued lease termination costs at end of year	105.6	110.0	128.2
Less current portion of accrued lease termination costs	29.3	30.9	37.5

Non-current portion of accrued lease termination costs	$76.3	$79.1	$90.7

The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities, and the non-current portion is presented separately on the consolidated balance sheets.

During the fourth quarter of fiscal 2007, the company recorded an $11.9 million charge associated with asset impairments, costs to terminate leases for the closure of international segment retail stores and inventory write-offs. Of this amount, $8.6 million was included in selling, general and administrative expenses and $3.3 million was included in cost of sales, buying and warehousing

During the fourth quarter of fiscal 2007, the company recorded a $20.4 million charge in selling, general and administrative expenses related to severance costs for involuntary terminations. The severance costs primarily were the result of separation of employees affected by a wage management initiative, the realignment of the company’s retail operating structures, the company’s agreement with IBM to outsource its information technology infrastructure operations and the store closures discussed above. No cash payments related to those severance costs were made in fiscal 2007.

12.    CONTINGENT LIABILITIES

In the normal course of business, the company is involved in various legal proceedings. Based upon the company’s evaluation of the information presently available, management believes that the ultimate resolution of any such proceedings will not have a material adverse effect on the company’s financial condition, liquidity or results of operations.

13.    CAPITAL STOCK

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

(B) Preferred Stock: The company has 2.0 million shares of undesignated preferred stock authorized, of which no shares are outstanding.

(C) Common Stock Repurchased: The company’s board of directors has authorized the repurchase of up to $1.2 billion of common stock, of which $280.4 million remained available at March 31, 2007. Through February 28, 2007, the company had repurchased 57.9 million shares of common stock at a cost of $919.6 million, excluding commission fees, cumulatively since inception of the stock repurchase program.

Common stock repurchase activity is shown in the following table.

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Total number of shares repurchased	10.0	19.4	19.2
Cost, excluding commission fees	$236.9	$338.5	$259.8

14.    STOCK-BASED INCENTIVE PLANS

Effective March 1, 2006, the company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this method, prior periods are not restated. Prior to the adoption of SFAS No. 123(R), the company accounted for stock-based compensation using a fair value-based method in accordance with SFAS No. 123. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under the company’s stock-based incentive plans, the adoption of SFAS No. 123(R) did not have a material impact on the company’s financial position, results of operations or cash flows.

Under SFAS No. 123(R), companies are required to report excess tax benefits as a financing cash inflow rather than as a reduction of taxes paid. Under SFAS No. 123, benefits of tax deductions in excess of recognized compensation expense were reported as operating cash flows.

SFAS No. 123(R) requires companies to estimate the number of equity awards granted that are expected to be forfeited, recognize compensation expense based on the number of awards that are expected to vest, and subsequently adjust estimated forfeitures to reflect actual forfeitures. Under SFAS No. 123, the company recognized forfeitures when they occurred. During the first quarter of fiscal 2007, the company recorded an after-tax benefit of $1.8 million, $2.8 million pre-tax, as a cumulative effect of a change in accounting principle to adjust for awards granted prior to March 1, 2006, that were not expected to vest.

Under the company’s stock-based incentive plans, nonqualified stock options, nonvested stock, nonvested stock units and other equity-based awards may be granted to management, key employees and non-employee directors. The company previously referred to nonvested stock as restricted stock and nonvested stock units as restricted stock units. At February 28, 2007, 4.1 million shares of common stock were available for future grants of options, nonvested stock or nonvested stock units. The number of shares available for grant at February 28, 2006, was 5.0 million shares of common stock. Upon the exercise of stock options, the grant of nonvested stock, or the vesting of or lapse of deferral restrictions on nonvested stock units, common shares are issued from authorized and unissued shares.

Stock-based compensation expense is recorded in cost of sales, buying and warehousing or selling, general and administrative expenses depending on the classification of the related employee’s payroll cost. The company has elected to recognize compensation expense for stock-based awards on a straight-line basis over the requisite service period for the entire award. Compensation expense for stock-based incentive plans included in earnings from continuing operations is summarized in the table below.

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Compensation expense recognized:
Stock options	$10.5	$13.1	$18.7
Nonvested stock and nonvested stock units	16.1	11.2	(0.4)
Phantom stock	1.1	1.7	—
Employee stock purchase plan	0.8	0.9	0.8
Other	0.2	—	—

Total compensation expense recognized	$28.7	$26.9	$19.1

Tax benefit recognized	$10.0	$9.6	$6.8

Of the $28.7 million of stock-based compensation expense recorded in fiscal 2007, $4.5 million was recorded in cost of sales, buying and warehousing and $24.2 million was recorded in selling, general and administrative expenses.

(A) Stock Options: Under the terms of the company’s stock-based incentive plans, the exercise price for nonqualified options must be equal to, or greater than, the market value on the grant date. Options granted generally vest over one year to four years and expire no more than ten years after the date of grant. The company values stock options using the Black-Scholes option-pricing model and recognizes this value as an expense over the vesting period. Option valuation models require the company to make subjective assumptions. Changes in the subjective assumptions can materially affect the fair value estimate. The expected dividend yield is based on expected annual dividends and the market value of the company’s stock. The expected stock volatility assumption is based on historical volatility of the company’s stock. The risk-free interest rate is based on the U.S. Treasury Strip rate posted at the grant date for the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding and is primarily based on the historical exercise experience and post-vesting employment termination behavior of the company’s employees. The company evaluates historical exercise behavior for two separate groups based on the employee’s position in the company.

During fiscal 2007, a stock option grant with a vesting period of five years and a contractual term of ten years was made to Philip J. Schoonover, chairman, president and chief executive officer. Due to the lack of historical exercise behavior for an option with similar vesting provisions, the company used a simplified method to estimate the expected term of the grant. An average of the award’s weighted average vesting period and its contractual term was calculated and resulted in an expected term of seven years.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended February 28
	2007	2006	2005
Expected dividend yield	0.3%	0.4%	0.6%
Expected stock volatility	60%	61%	64%
Risk-free interest rate	5%	4%	4%
Expected term (in years)	7	5	4

Using these assumptions in the Black-Scholes model, the weighted average grant date fair value of options granted was $14.81 per share in fiscal 2007, $8.77 per share in fiscal 2006 and $6.63 per share in fiscal 2005.

The company’s stock option activity is summarized below.

	Fiscal 2007		Fiscal 2006		Fiscal 2005
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	14,109	$16.41	16,602	$14.96	17,829	$14.31
Granted	1,278	$24.66	2,543	$16.80	3,109	$12.60
InterTAN acquisition grants	—	$—	—	$—	1,128	$6.01
Exercised	(5,832)	$15.58	(3,834)	$10.10	(3,489)	$8.17
Forfeited	(743)	$16.41	(644)	$12.50	(1,211)	$9.12
Expired	(63)	$17.32	(558)	$22.92	(764)	$17.19

Outstanding at end of year	8,749	$18.16	14,109	$16.41	16,602	$14.96

Options exercisable at end of year	6,051	$17.27	9,965	$17.25	10,627	$17.71

The total fair value of stock options vested was $12.9 million in fiscal 2007, $19.2 million in fiscal 2006 and $22.4 million in fiscal 2005. The total intrinsic value of options exercised was $65.3 million in fiscal 2007, $33.1 million in fiscal 2006 and $19.0 million in fiscal 2005. As of February 28, 2007, the total remaining unrecognized compensation cost related to unvested stock options was $23.4 million and is expected to be recognized over a weighted average period of 3.1 years. The stock options outstanding at February 28, 2007, had an aggregate intrinsic value of $29.8 million and a weighted average remaining contractual term of 5.0 years. The options exercisable at February 28, 2007 had an aggregate intrinsic value of $25.8 million and a weighted average remaining contractual term of 3.3 years.

During fiscal 2007, Brian E. Levy, president and chief executive officer of InterTAN Canada Ltd., announced his intent to resign and retire. The company accelerated the vesting of 87,500 options originally granted to Mr. Levy in fiscal 2005. The modification to the terms of these awards resulted in incremental compensation expense of $0.7 million.

The following table summarizes information regarding stock options outstanding at February 28, 2007.

	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.12 to 7.59	615	5.1	$6.42	615	$6.42
8.30 to 11.95	959	2.6	$8.67	930	$8.59
12.17 to 12.84	750	7.3	$12.31	648	$12.26
14.05 to 14.52	489	3.4	$14.49	476	$14.49
14.86 to 15.63	376	7.6	$15.58	251	$15.58
15.65 to 17.93	1,617	8.3	$16.76	457	$16.75
18.24 to 23.48	1,765	1.5	$23.38	1,738	$23.42
23.85 to 26.99	1,055	9.0	$24.00	—	$—
27.21 to 29.23	1,123	1.8	$27.34	936	$27.21

Total	8,749	5.0	$18.16	6,051	$17.27

(B) Nonvested Stock and Nonvested Stock Units: Under the company’s stock-based incentive plans, shares of nonvested stock are granted in the name of an employee or a non-employee director, who has all the rights of a shareholder, including the right to receive dividends, subject to certain restrictions and possible forfeiture. The fair value of nonvested stock is the market value on the grant date and is expensed over the vesting period. Restrictions on nonvested stock generally expire two years to four years from the grant date, when the stock typically becomes fully vested. Beginning June 2005, certain awards made to employees who are named executive officers in the proxy statement for the fiscal year end prior to the completion of the service condition also are subject to a market condition. The market condition could extend the vesting period up to an additional three years and could result in the awards being forfeited if the market condition is not satisfied.

A portion of the outstanding nonvested stock awards is performance-accelerated shares that are eligible for accelerated vesting if the company achieves earnings from continuing operations before income taxes as a percentage of net sales targets for fiscal 2008 and fiscal 2009. If vesting is not accelerated, the shares vest on July 1, 2009, except for awards that are subject to the market condition.

During fiscal 2006 and fiscal 2007, the company issued nonvested stock awards with a vesting date of July 1, 2009, as part of a long-term incentive program. In February 2007, the company’s board of directors approved the acceleration of vesting of 1.0 million outstanding shares, or one-half of the 2.0 million shares originally granted, to approximately 300 employees. According to the modified terms, the accelerated nonvested shares will vest on July 1, 2008, and the remainder will vest on July 1, 2009. Vesting was not accelerated on nonvested stock held by executive officers of the company. The primary purpose of the accelerated vesting was to encourage retention. The change to the vesting terms did not alter the fair value of the awards, but it resulted in an adjustment to the estimated forfeiture rate for those awards. The revision to the estimated forfeiture rate resulted in an increase in stock-based compensation expense of approximately $0.8 million in the fourth quarter of fiscal 2007.

In fiscal 2004 and fiscal 2005, the company issued performance-based nonvested stock awards. The vesting of these shares was based on the company achieving operating profit margin targets for fiscal 2006. During the fourth quarter of fiscal 2005, management determined that it was unlikely the performance targets related to these performance-based shares would be met. Accordingly, the company reversed the related compensation expense of $6.5 million that had been recorded life-to-date as of November 30, 2004. Of this amount, $3.4 million was recorded in fiscal 2004 and $3.1 million was recorded in fiscal 2005. As a result of the reversal, compensation expense related to nonvested stock was a benefit of $1.6 million in fiscal 2005.

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

	Years Ended February 28
	2007	2006	2005
Weighted average fair value of nonvested stock granted (per share)	$25.28	$17.20	$12.68
Weighted average fair value of nonvested stock units granted (per share)	$26.88	$16.62	$13.62
Fair value of nonvested stock and nonvested stock units vested (in millions)	$1.1	$2.8	$16.0

The company’s nonvested stock and nonvested stock unit activity during fiscal 2007 is summarized in the table below.

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)

Nonvested at February 28, 2006	3,825	$17.08
Granted	1,299	$25.32
Vested	(90)	$12.13
Forfeited	(1,059)	$18.05

Nonvested at February 28, 2007	3,975	$19.63	$75.5

Total unrecognized compensation cost related to nonvested stock and nonvested stock units at February 28, 2007, was $44.0 million and is expected to be recognized over a weighted average period of 2.3 years. If nonvested stock or nonvested stock units are forfeited, the shares issued as nonvested stock or the shares reserved for the nonvested stock units are available for future granting.

(C) Phantom Stock Program: The company issues phantom stock units through a long-term incentive program. An employee does not receive rights of a shareholder as a result of holding these units, nor is any stock transferred. The value of one unit is based on the market value of one share of common stock on the vesting date. The units will be settled in cash at the end of the two-year vesting period. The cost of the grants is recognized over the vesting period, and the related liability is included in accrued compensation on the consolidated balance sheets. No phantom stock units were granted during fiscal 2007.

(D) Employee Stock Purchase Plan: The company has an employee stock purchase plan for all domestic segment employees meeting eligibility criteria. Under the plan, eligible employees may, subject to limitations, purchase shares of common stock. The company matches $0.15 for each $1.00 contributed by employees.

Purchases are limited to 10 percent of an employee’s eligible compensation, up to a maximum of $13,000 per year. The company has authorized 18.5 million shares of common stock for purchase under the plan. At February 28, 2007, a total of 1.4 million shares remained available under the plan. The obligation for the company match is included in accrued expenses and other current liabilities on the consolidated balance sheets.

	Years Ended February 28
	2007	2006	2005
Number of shares purchased on the open market on behalf of employees (in millions)	0.2	0.4	0.5
Average price per share of common stock purchased	$25.50	$18.34	$13.85

15.    EMPLOYEE BENEFIT PLANS

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

On December 22, 2005, the benefit restoration plan was amended to allow W. Alan McCollough to elect to receive a lump-sum payment following his retirement. Mr. McCollough received additional age and service credit under the benefit restoration plan, which resulted in Mr. McCollough receiving the maximum benefit payable under the plan, an incremental benefit on a lump-sum payment basis of $1.8 million. This $1.8 million was expensed fiscal 2006 and is included in selling, general and administrative expenses on the consolidated statement of operations. In fiscal 2007, Mr. McCollough received a lump-sum payment of $4.4 million.

In the fourth quarter of fiscal 2007, the company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its balance sheets and recognize the changes in a plan’s funded status in accumulated other comprehensive income in the year in which the changes occur.

The table below discloses the impact of adopting SFAS No. 158 on the company’s consolidated balance sheet as of February 28, 2007.

(Amounts in millions)	Before Adoption of SFAS No. 158	Adjustment Increase/(Decrease)	After Adoption of SFAS No. 158

Deferred income taxes (non-current)	$25.3	$6.6	$31.9
Other intangible assets, net	$19.7	$(0.4)	$19.3
Other assets	$44.9	$(15.1)	$29.8
Total assets	$4,016.2	$(8.9)	$4,007.3
Other liabilities	$95.3	$2.3	$97.6
Total liabilities	$2,213.8	$2.3	$2,216.0
Accumulated other comprehensive income	$(36.6)	$(11.2)	$(25.4)
Total stockholder’s equity	$1,802.4	$(11.2)	$1,791.2
Total liabilities and stockholders’ equity	$4,016.2	$(8.9)	$4,007.3

The company uses the last day of its fiscal year as a measurement date for determining pension plan assets and obligations. The change in projected benefit obligation, change in plan assets and reconciliation of funded status for the plans were as follows:

	At February 28
(Amounts in millions)	2007	2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$273.3	$242.7
Service cost	2.7	2.8
Interest cost	15.3	13.8
Actuarial loss(a)	2.8	16.8
Benefits paid	(10.6)	(4.6)
Special termination benefit	—	1.8
Curtailment(b)	(0.9)	—

Projected benefit obligation at end of year	$282.6	$273.3

Change in plan assets:
Fair value of plan assets at beginning of year	$252.6	$226.9
Actual return on plan assets	29.5	29.8
Employer contributions	5.1	0.5
Benefits paid	(10.6)	(4.6)

Fair value of plan assets at end of year	$276.6	$252.6

Reconciliation of funded status:
Funded status	$(6.0)	$(20.7)
Unrecognized actuarial loss	—	29.9
Unrecognized prior service cost	—	0.8

Net amount recognized	$(6.0)	$10.0

(a)	Actuarial loss for fiscal 2006 results primarily from changes in mortality assumptions and from the change in the discount rate from 5.75 percent to 5.65 percent.
(b)	Restructuring activities resulted in a curtailment of $0.9 million for the qualified plan in fiscal 2007.

The net amounts recognized on the consolidated balance sheets were as follows:

	At February 28
(Amounts in millions)	2007	2006
Other assets	$10.6	$25.7
Other liabilities	(16.6)	(16.8)
Other intangible assets, net	—	0.6
Accumulated other comprehensive income	—	0.3
Deferred income taxes on minimum pension liability	—	0.2

Net amounts recognized	$(6.0)	$10.0

Amounts recognized in accumulated other comprehensive income consist of the following:

(Amounts in millions, pretax)	At February 28 2007
Net actuarial loss	$18.1
Amortization of prior service cost	0.6

Total	$18.7

Net pension expense is included in cost of sales, buying and warehousing and selling, general and administrative expenses on the consolidated statements of operations. The components of net pension expense for the plans were as follows:

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Service cost	$2.7	$2.8	$14.0
Interest cost	15.3	13.8	15.6
Expected return on plan assets	(19.1)	(18.0)	(16.4)
Recognized prior service cost	0.2	0.2	0.5
Recognized actuarial loss	2.5	1.1	5.0
Special termination benefit	—	1.8	—
Loss due to curtailment	—	—	1.1
Loss due to settlement(a)	0.8	—	—

Net pension expense	$2.4	$1.7	$19.8

(a)	In fiscal 2007, Mr. McCollough received a $4.4 million lump-sum payment, which resulted in a loss due to settlement of $0.8 million.

Amounts in accumulated other comprehensive income expected to be recognized as components of net pension expense in fiscal 2008 are as follows:

(Amounts in millions, pretax)	At February 29 2008

Net actuarial loss	$1.5
Amortization of prior service cost	0.2

Total	$1.7

Benefit obligations are determined using assumptions at the end of each fiscal year and are not impacted by the expected rate of return on plan assets. The weighted average assumptions used in computing the benefit obligations for the plans were as follows:

	At February 28
	2007	2006
Weighted average discount rate	5.75%	5.65%
Rate of increase in compensation levels	5.00%	5.00%

Net pension expense is determined using assumptions at the beginning of each fiscal year. The weighted average assumptions used in computing net pension expense for the plans were as follows:

	At February 28
	2007	2006	2005
Weighted average discount rate	5.65%	5.75%	6.00%
Rate of increase in compensation levels	5.00%	5.00%	5.00%
Expected rate of return on plan assets	8.25%	8.25%	8.25%

At the end of each fiscal year, the company determines the weighted average discount rate used to calculate the present value of plan liabilities. The discount rate is an estimate of the interest rate at which the pension liabilities could be effectively settled at the end of the year. When estimating the discount rate, the company reviews yields available on high-quality, fixed income debt instruments. The company reviewed high-quality corporate bond indices in addition to a hypothetical portfolio of corporate bonds constructed with maturities that approximate the expected timing of our anticipated benefit payments.

The percentage composition of assets held by the pension plan was as follows:

	At February 28
	2007	2006
Domestic equity	74%	74%
International equity	21	22
Cash and cash equivalents	1	—
Other	4	4

Total	100%	100%

The company uses a calculated market-related value of pension plan assets to determine the expected return on pension plan assets. The calculated market-related value of the plan assets is different from the actual or fair market value of the assets. The fair market value is the value of the assets at a point in time that is available to make payments to pension plan participants and to cover transaction costs. The calculated market-related value recognizes changes in fair value on a straight-line basis over a five-year period. This recognition method spreads the effects of year-over-year volatility in the financial markets over that period of years.

The plan’s overall investment objective is to provide a long-term return that, along with company contributions, is expected to meet future benefit payment requirements. The company engages a third party to advise the company on both asset allocations and individual fund managers. On January 30, 2007, the company revised its plan’s target asset allocation to 60 percent fixed income and 40 percent equity. The plan’s target allocation is determined by taking into consideration the amounts and timing of projected liabilities, the company’s funding policies and expected returns on various asset classes. Plan assets did not include any shares of the company’s common stock at February 28, 2007, or February 28, 2006.

The company did not make a contribution to the defined benefit pension plan during fiscal 2007 or fiscal 2006. Company contributions to the defined benefit pension plan were $18.0 million in fiscal 2005. No contributions are required during fiscal 2008 under applicable law for this pension plan. The company intends to make any contributions necessary to meet ERISA minimum funding standards and intends to make additional contributions as needed to ensure that the fair value of plan assets at February 29, 2008, exceeds the accumulated benefit obligation. The company does not expect to make a contribution in fiscal 2008. The accumulated benefit obligation for the defined benefit pension plan was $258.7 million at February 28, 2007, and $248.2 million at February 28, 2006.

During fiscal 2007, Congress passed the Pension Protection Act of 2006. The Act introduces new funding requirements for defined benefit pension plans, introduces benefit limitations for underfunded plans and raises tax deduction limits for contributions. Required funding under the Act will be dependent upon many factors, including, among other things, the pension plan’s future funded status and plan asset returns. The Act’s primary effect will be to change the minimum funding requirements for plan years beginning in fiscal 2008. Until regulations are issued by the Department of Treasury, the financial effect is uncertain. However, the changes in the timing and amount of required contributions are not expected to be materially different from current projections.

The expected benefit payments of the defined benefit pension plan for the next 10 fiscal years are as follows:

Fiscal Year	(Amounts in millions)

2008	$4.9
2009	$5.3
2010	$5.9
2011	$6.6
2012	$7.4
2013 through 2017	$54.1

The accumulated benefit obligation under the benefit restoration plan was $14.3 million at February 28, 2007, and $16.8 million at February 28, 2006. Company contributions to the benefit restoration plan were $5.1 million in fiscal 2007, $0.5 million in fiscal 2006 and in fiscal 2005. The benefit payments for fiscal 2007 include a lump-sum payment to Mr. McCollough of $4.4 million. A contribution of $0.7 million, which is equal to the expected benefit payments, is expected to be made to this plan during fiscal 2008.

The expected benefit payments of the benefit restoration plan for the next 10 years are as follows:

Fiscal Year	(Amounts in millions)
2008	$0.7
2009	$0.8
2010	$0.8
2011	$0.9
2012	$1.0
2013 through 2017	$5.9

(B) 401 (k) Plan and Registered Retirement Savings Plan: The company sponsors a 401(k) plan for domestic segment employees meeting eligibility criteria. Under the plan, eligible employees can contribute up to 40 percent of their eligible compensation up to the annual limit designated by the Internal Revenue Service. The company matches $1.00 for each $1.00 contributed by an employee on the first 3 percent of an employee’s eligible compensation, and $0.50 for each $1.00 on the next 2 percent of an employee’s eligible compensation. Effective August 1, 2006, the company amended the plan to allow employee deferrals after 3 months of service with the company match starting after 1 year of service. The company’s expense for this plan was $10.2 million in fiscal 2007, $9.4 million in fiscal 2006 and $3.6 million in fiscal 2005 and is included in cost of sales, buying and warehousing and selling, general and administrative expenses on the consolidated statements of operations.

The company sponsors a group registered retirement savings plan for all international segment employees, under which full-time and qualifying part-time employees with at least 12 months of service may join the plan and contribute up to 3 percent of their salaries. Employee contributions are matched dollar for dollar by the company. Both employee and employer contributions are invested in a broad range of investment options. After membership in the plan for 12 months, an employee may elect to contribute up to an additional 2 percent of an employee’s salary to the plan, which is also matched dollar for dollar by the company. These additional contributions are also invested in a broad range of investment options. The company’s expense for this plan was $0.7 million in fiscal 2007, $0.8 million in fiscal 2006 and $0.6 million in fiscal 2005 and is included in selling, general and administrative expenses on the consolidated statements of operations.

16.    DISCONTINUED OPERATIONS

(A) Rogers Plus® Stores: Effective January 28, 2007, the company returned the management of 92 Rogers Plus® stores to Rogers Wireless Inc. in accordance with the Amending Agreement dated March 27, 2004, between Rogers Wireless Inc. and InterTAN Canada Ltd.

For fiscal year 2007, the income from discontinued operations for these stores totaled $5.4 million, which is net of tax of $2.8 million. For fiscal 2006, the income from discontinued operations for these stores totaled $3.7 million, which is net of $2.0 million of income taxes. For fiscal 2005, the loss from discontinued operations for these stores was $3.8 million, which is net of $2.0 million of income taxes.

(B) Domestic Segment Operation: The company closed a domestic segment operation in fiscal 2007 that previously had been held for sale. For fiscal 2007, the loss totaled $4.8 million, which is net of $2.9 million of income taxes. The net loss includes the loss from operations, asset write-offs and impairment charges. For fiscal 2006, the loss from discontinued operations totaled $5.3 million, which is net of $3.0 million of income taxes. The net loss from discontinued operations for fiscal 2006 includes the write-down to estimated fair value less cost to sell the operation.

(C) MusicNow LLC: The company sold a domestic segment subsidiary, MusicNow, LLC, in fiscal 2006. For fiscal 2006, the loss from discontinued operations totaled $3.7 million, which is net of $2.1 million of income taxes. The net loss from discontinued operations for fiscal 2006 includes an after-tax charge of $4.9 million for the loss on the disposal. For fiscal 2005, the loss from MusicNow was $4.4 million, which is net of $2.6 million of income taxes.

(D) Bankcard Operation: On November 18, 2003, the company completed the sale of its bankcard finance operation to FleetBoston Financial. For fiscal 2007, the loss relates to income tax expense resulting from a revision of management’s estimate regarding certain tax uncertainties. For fiscal 2005, the loss from the discontinued bankcard operation totaled $1.2 million, which is net of $0.7 million of income taxes, and is comprised of post-closing adjustments related to the sale of the bankcard operation.

(E) Divx: In fiscal 2000, Digital Video Express announced that it would cease marketing the Divx home video system and discontinue operations. The provision for commitments under licensing agreements was reduced $4.6 million in fiscal 2005, reducing accrued expenses and other current liabilities related to the former Divx operations to zero on the consolidated balance sheet at February 28, 2005. This reduction benefited the fiscal 2005 results from discontinued operations by $3.0 million. The company has no further commitments related to the Divx operation.

17.    SEGMENT INFORMATION

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

Prior to the second quarter of fiscal 2005, the company had another reportable segment, its finance operation. The company completed the sale of its private-label finance operation, comprised of its private-label and co-branded Visa credit card programs, to Chase Card Services on May 25, 2004. Results from the private-label finance operation are included in finance income on the consolidated statement of operations for fiscal 2005. See Note 20, Finance Income, for additional discussion. The company entered into an arrangement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers and providing credit card services to all cardholders. The net results from that arrangement are included in net sales on the consolidated statements of operations and are included in the domestic segment.

Revenue by reportable segment and the reconciliation to the consolidated statements of operations were as follows:

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Domestic segment	$11,859.6	$10,974.0	$10,014.6
International segment(a)	570.2	540.2	398.9
Finance operation	—	—	28.1

Total revenues	12,429.8	11,514.2	10,441.6
Less: securitization income(b)	—	—	28.1

Net sales	$12,429.8	$11,514.2	$10,413.5

(a)	The international segment’s revenue is included from May 12, 2004, when Circuit City acquired a controlling interest in InterTAN, Inc.
(b)

Securitization income is included in finance income, which reflects the results of the finance operation and is reported separately from net sales on the consolidated statement of operations for fiscal 2005.

The net (loss) earnings from continuing operations by reportable segment were as follows:

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Domestic segment	$97.1	$154.8	$41.1
International segment(a,b)	(107.3)	(7.3)	15.9
Finance operation	—	—	3.5

Net (loss) earnings from continuing operations	$(10.2)	$147.4	$60.6

(a)	In fiscal 2007, the company recorded an impairment charge of $92.0 million associated with its international segment’s goodwill. The impairment charge is not deductible for tax purposes.
(b)	The international segment’s net (loss) earnings from continuing operations are included from May 12, 2004, when Circuit City acquired a controlling interest in InterTAN, Inc.

The income tax expense (benefit) from continuing operations by reportable segment was as follows:

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Domestic segment	$36.6	$89.6	$23.7
International segment(a,b)	(6.1)	(3.6)	10.6
Finance operation	—	—	2.0

Income tax expense	$30.5	$86.0	$36.4

(a)	In fiscal 2007, the company recorded an impairment charge of $92.0 million associated with its international segment’s goodwill. The impairment charge is not deductible for tax purposes.
(b)	The international segment’s income tax expense is included from May 12, 2004, when Circuit City acquired a controlling interest in InterTAN, Inc.

Total assets by reportable segment were as follows:

	At February 28
(Amounts in millions)	2007	2006	2005
Domestic segment	$3,657.5	$3,594.4	$3,405.3
International segment	349.8	474.6	434.7

Total assets	$4,007.3	$4,069.0	$3,840.0

Goodwill and other intangible assets, net of accumulated amortization, by reportable segment were as follows:

	At February 28
(Amounts in millions)	2007	2006	2005
Domestic segment	$0.3	$5.3	$5.3
International segment	140.8	249.1	241.9

Goodwill and other intangible assets, net	$141.1	$254.4	$247.2

Depreciation and amortization by reportable segment were as follows:

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Domestic segment	$165.9	$149.3	$143.9
International segment	15.6	13.9	9.5

Total depreciation and amortization	$181.5	$163.2	$153.4

Purchases of property and equipment by reportable segment were as follows:

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Domestic segment	$274.8	$231.9	$252.3
International segment	10.9	22.6	9.2

Total purchases of property and equipment	$285.7	$254.5	$261.5

Interest income by reportable segment was as follows:

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Domestic segment	$26.5	$21.3	$14.1
International segment	0.7	0.5	0.3

Total interest income	$27.2	$21.8	$14.4

The percent of domestic segment net sales by category is as follows:

	Years Ended February 28
	2007	2006	2005
Video	42%	42%	39%
Information technology	25	25	28
Audio	15	15	14
Entertainment	11	11	12
Warranty, services and other(a)	7	7	7

Net sales	100%	100%	100%

(a)

Warranty, services and other includes extended warranty net sales; revenues from computer-related services, mobile installations, home theater installations and product repairs; net financing; and revenues received from third parties for services subscriptions.

The percent of international segment net sales by category is as follows:

	Years Ended February 28
	2007	2006	2005(b)
Video	19%	19%	18%
Information technology	38	37	36
Audio	33	32	33
Entertainment	5	5	7
Warranty, services and other(a)	5	7	6

Net sales	100%	100%	100%

(a)	Warranty, services and other includes extended warranty sales and product repair revenue.
(b)	The international segment’s sales are included from May 12, 2004, when Circuit City acquired a controlling interest in InterTAN, Inc.

18.    SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

The following table summarizes supplemental cash flow information.

	Years Ended February 28
(Amounts in millions)	2007	2006	2005
Cash paid during the year for:
Interest	$1.5	$6.8	$4.9
Income taxes	$74.2	$94.2	$152.8

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$2.9	$26.2	$2.8
Non-cash capital expenditures	$10.0	$20.2	$7.5
Increase in sale-leaseback receivables	$14.9	$—	$—
Reduction of liability related to the discontinued Divx operation	$—	$—	$4.6

Acquisition of InterTAN:
Fair value of assets acquired:
Cash and cash equivalents	$—	$—	$30.6
Merchandise inventory	—	—	88.8
Property and equipment, net	—	—	42.6
Goodwill	—	—	185.4
Other intangible assets	—	—	28.0
Other assets	—	—	14.2

Total fair value of assets acquired	—	—	389.6

Less:
Liabilities assumed	—	—	93.2
Cash acquired	—	—	30.6
Stock options issued	—	—	6.5

Acquisition of InterTAN, net of cash acquired	$—	$—	$259.3

Other acquisitions:
Fair value of assets acquired	$—	$13.6	$13.5
Less: liabilities assumed	—	0.3	4.0

Other acquisitions	$—	$13.3	$9.5

19.    ACQUISITION

On May 12, 2004, the company acquired a controlling interest in InterTAN, Inc. and on May 19, 2004, completed its acquisition of 100 percent of the common stock of InterTAN for cash consideration of $259.3 million, which includes transaction costs and is net of cash acquired of $30.6 million. This acquisition was accounted for using the purchase method. Accordingly, the company recorded the net assets at their estimated fair values and included operating results in the consolidated financial statements since May 12, 2004. The company allocated the purchase price to the acquired assets and liabilities using available information. The purchase price allocation included goodwill of $185.4 million and identifiable intangible assets of $28.0 million. Goodwill is not deductible for tax purposes. The identifiable intangible assets consist of contract-based intangibles and are amortized on a straight-line basis over their estimated useful lives. See Note 7, Goodwill and Other Intangible Assets, and Note 18, Supplemental Consolidated Statements of Cash Flows Information, for additional discussion.

Selected unaudited pro forma financial information assuming the acquisition had been consummated at the beginning of fiscal 2004 is as follows:

(Unaudited) Year Ended February 28 2005 Pro Forma

(Amounts in millions except per share data)
Net sales	$10,484.8
Net earnings from continuing operations	$60.7
Earnings per share from continuing operations	$0.31

20.    FINANCE INCOME

Finance income includes the results from the company’s private-label finance operation through May 25, 2004, the date the company completed the sale of the operation.

Components of pretax finance income were as follows:

Year Ended February 28 2005
(Amounts in millions)
Securitization income	$28.1
Less: Payroll and fringe benefit expenses	7.6
Other direct expenses	14.9

Finance income	$5.6

Securitization income primarily is comprised of the gain on the sale of the credit card receivables generated by the company’s private-label finance operation, income from the retained interests in the securitized receivables and income related to servicing the securitized receivables, as well as the impact of increases or decreases in the fair value of the retained interests.

21.    QUARTERLY FINANCIAL DATA (UNAUDITED)

(Amounts in millions except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007(a)	2006	2007	2006
Net sales	$2,596.6	$2,212.1	$2,818.5	$2,536.0	$3,060.0	$2,879.7	$3,954.7	$3,886.4

Gross profit	$635.8	$554.0	$670.1	$604.2	$675.8	$694.6	$946.6	$957.6

Net earnings (loss) from:
Continuing operations	$5.3	$(12.3)	$11.7	$2.7	$(19.9)	$9.1	$(7.2)	$148.0
Discontinued operations	(0.7)	(0.8)	(1.6)	(1.3)	(0.5)	1.1	2.9	(4.3)
Cumulative effect of change in accounting principles	1.8	—	—	—	—	—	—	(2.4)

Net earnings (loss)	$6.4	$(13.1)	$10.0	$1.3	$(20.4)	$10.1	$(4.3)	$141.4

Earnings (loss) per share:
Basic:
Continuing operations	$0.03	$(0.07)	$0.07	$0.01	$(0.12)	$0.05	$(0.04)	$0.86
Discontinued operations	$—	$—	$(0.01)	$(0.01)	$—	$0.01	$0.02	$(0.02)
Cumulative effect of change in accounting principles	$0.01	$—	—	$—	$—	$—	$—	$(0.01)
Earnings (loss)	$0.04	$(0.07)	$0.06	$0.01	$(0.12)	$0.06	$(0.03)	$0.82
Diluted:
Continuing operations	$0.03	$(0.07)	$0.07	$0.01	$(0.12)	$0.05	$(0.04)	$0.84
Discontinued operations	$—	$—	$(0.01)	$(0.01)	$—	$0.01	$0.02	$(0.02)
Cumulative effect of change in accounting principles	$0.01	$—	$—	$—	$—	$—	$—	$(0.01)
Earnings (loss)	$0.04	$(0.07)	$0.06	$0.01	$(0.12)	$0.06	$(0.03)	$0.81

(a)

Third quarter results have been recast to correct errors primarily related to the timing of revenue recognition for Web-originated sales. The impact of the correction was a reduction of net sales by $21 million, a decrease in gross profit by $7 million and an increase of the net loss from continuing operations by $4.5 million. These amounts are included in fourth quarter results.

Results shown above exclude results from discontinued operations. Year-to-date earnings per share are calculated by dividing year-to-date earnings by the weighted average shares outstanding for the full year. Therefore, year-to-date earnings per share may not equal the sum of the quarterly earnings per share.

During the third quarter of fiscal 2007, the company recorded tax adjustments related to the fiscal 2006 tax provision. The adjustments totaled $1.9 million and resulted in a reduction to tax expense. The adjustments were identified during the preparation of the fiscal 2006 tax return.

The results for the fourth quarter of fiscal 2007 include the following: an impairment charge of $92.0 million related to the goodwill associated with the international segment; expenses of $52.6 million associated with store and facility closures and other restructuring activities, which primarily related to leases and severance; and a reduction to tax expense of $2.6 million related to the revision of management estimates regarding tax contingencies.

In fiscal 2006, the company identified errors in previously issued financial statements. Management evaluated the impact of the errors in the consolidated financial statements for previously reported periods, on the 2006 fiscal year and on earnings trends. Based upon the evaluation, management concluded the errors and the corrections of such errors were not material to the company’s financial statements taken as a whole and corrected the errors in the fourth quarter of fiscal 2006. As a result, the company recognized an after-tax reduction in net earnings of $3.2 million during the fourth quarter of fiscal 2006 that relates primarily to benefits recognized in the first three quarters of fiscal 2006 for the estimated non-redemption of the rewards feature on the Circuit City Rewards Credit Card. The company also recognized an after-tax benefit of $0.4 million during the fourth quarter of fiscal 2006 to correct errors in lease accounting and for other matters in the consolidated financial statements for prior fiscal years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Circuit City Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 28, 2007 and February 28, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended February 28, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circuit City Stores, Inc. and subsidiaries as of February 28, 2007 and February 28, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 28, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R (Revised 2004), “Share-Based Payment,” and the provisions of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” in fiscal 2007. In addition, the Company adopted the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of Statement of Financial Accounting Standard No. 143, “Asset Retirement Obligations” in fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Circuit City Stores, Inc.’s internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 30, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/S/KPMG LLP

Richmond, Virginia

April 30, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Circuit City Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Circuit City Stores, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 28, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries as of February 28, 2007 and February 28, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended February 28, 2007, and our report dated April 30, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Richmond, Virginia

April 30, 2007

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that internal control over financial reporting was effective as of February 28, 2007.

Our management’s assessment of the effectiveness of internal control over financial reporting as of February 28, 2007, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended February 28, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9 B.	Other Information.

None.

PART III

Item 10.	Directors , Executive Officers and Corporate Governance.

The information appearing under the heading “Item One – Election of Directors” on pages 9 through 11 of the company’s Proxy Statement dated April 27, 2007, is incorporated in this item by reference.

The information appearing under the heading “Information Concerning the Board of Directors and Its Committees” on pages 4 through 8 of the company’s Proxy Statement dated April 27, 2007, is incorporated in this item by reference.

The information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” on page 44 of the company’s Proxy Statement dated April 27, 2007, is incorporated in this item by reference.

The company’s global code of business conduct is available on the company’s investor information homepage at http://investor.circuitcity.com under the Corporate Governance heading.

Information concerning the company’s executive officers is included in Part I of this report under the caption “Executive Officers of the Company.”

Item 11.	Executive Compensation.

The information appearing under the heading “Compensation & Personnel Committee Report” on page 15 of the company’s Proxy Statement dated April 27, 2007, is incorporated in this item by reference.

The information appearing under the heading “Compensation Discussion & Analysis (CD&A)” on pages 15 through 24 of the company’s Proxy Statement dated April 27, 2007, is incorporated in this item by reference.

The information appearing under the heading “2007 Executive Compensation” on pages 25 through 32 of the company’s Proxy Statement dated April 27, 2007, is incorporated in this item by reference.

The information appearing under the heading “Post-Employment Compensation” on pages 33 through 35 of the company’s Proxy Statement dated April 27, 2007, is incorporated in this item by reference.

The information appearing under the heading “Potential Payments Upon Termination or Change-In-Control” on pages 36 through 40 of the company’s Proxy Statement dated April 27, 2007, is incorporated in this item by reference.

The information appearing under the heading “2007 Non-Employee Director Compensation” on pages 12 through 14 of the company’s Proxy Statement dated April 27, 2007, is incorporated in this item by reference.

Item 1 2.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information appearing under the heading “Beneficial Ownership of Securities” on pages 41 through 43 of the company’s Proxy Statement dated April 27, 2007 is incorporated in this item by reference.

The information appearing under the heading “Equity Compensation Plans Information” on page 43 of the company’s Proxy Statement dated April 27, 2007, is incorporated in this item by reference.

Item 13.	Certai n Relationships and Related Transactions, and Director Independence.

The information appearing under the heading “Information Concerning the Board of Directors and Its Committees” on pages 4 through 8 of the company’s Proxy Statement dated April 27, 2007, is incorporated in this item by reference.

Item 14.	Princi pal Accountant Fees and Services.

The information appearing under the heading “Item Two—Ratification of Appointment of Independent Registered Public Accounting Firm” on page 46 of the company’s Proxy Statement dated April 27, 2007, is incorporated in this item by reference.

PART IV

Item 15.	Exhibits and Financial Statement Sched ules.

(a) The following are filed as a part of this report.

1.	Financial Statements. All financial statements as set forth under Item 8 of this report.

2.	Financial Statement Schedules. The following financial statement schedules of Circuit City Stores, Inc. for the fiscal years ended February 28, 2007, February 28, 2006, and February 28, 2005, are filed in as part of this report and should be read in conjunction with the consolidated financial statements of Circuit City Stores, Inc. and the notes thereto, described in Item 15(a)1.

Schedule II Valuation and Qualifying Accounts and Reserves	S-1

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-2

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

CIRCUIT CITY STORES, INC.

April 30, 2007	By:	/s/ Philip J. Schoonover
Philip J. Schoonover
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Philip J. Schoonover	/s/ Michael E. Foss
Philip J. Schoonover	Michael E. Foss
Chairman, President and Chief Executive Officer,	Principal Financial Officer,
Director (Principal Executive Officer)	Director
April 30, 2007	April 30, 2007

/s/ Philip J. Dunn	Ronald M. Brill*
Philip J. Dunn	Ronald M. Brill
Senior Vice President, Treasurer, Controller and	Director
Chief Accounting Officer (Principal Accounting Officer)
April 30, 2007

Carolyn H. Byrd*	Ursula O. Fairbairn*
Carolyn H. Byrd	Ursula O. Fairbairn
Director	Director

Barbara S. Feigin*	James F. Hardymon*
Barbara S. Feigin	James F. Hardymon
Director	Director

Alan Kane*	Allen B. King*
Alan Kane	Allen B. King
Director	Director

Mikael Salovaara*	J. Patrick Spainhour*
Mikael Salovaara	J. Patrick Spainhour
Director	Director

Carolyn Y. Woo*
Carolyn Y. Woo
Director

*By:	/s/ Philip J. Schoonover
Philip J. Schoonover
Attorney-In-Fact
April 30, 2007

Schedule II

Circuit City Stores, Inc.

Valuation and Qualifying Accounts and Reserves

(Amounts in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts(a)	Charge-offs less Recoveries	Balance at End of Year

Year ended February 28, 2005:
Allowance for doubtful accounts	$547	$2,420		$—	$(2,847)	$120
Sales returns and allowances	$4,739	$186	(b)	$814	$—	$5,739
Inventory loss reserve	$4,350	$35,270		$—	$(34,270)	$5,350

Year ended February 28, 2006:
Allowance for doubtful accounts	$120	$5,386		$—	$(5,295)	$211
Sales returns and allowances	$5,739	$133	(b)	$—	$—	$5,872
Inventory loss reserve	$5,350	$45,581		$—	$(45,809)	$5,122

Year ended February 28, 2007:
Allowance for doubtful accounts	$211	$8,298		$—	$(7,638)	$871
Sales returns and allowances	$5,872	$(121	)(b)	$—	$—	$5,751
Inventory loss reserve	$5,122	$49,219		$—	$(49,403)	$4,938

(a)	Includes InterTAN’s balance as of May 12, 2004.
(b)	Represents increase (decrease) in the required reserve based on the company’s evaluation of estimated sales returns.

S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Circuit City Stores, Inc:

Under date of April 30, 2007, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 28, 2007 and February 28, 2006, and the related consolidated financial statements of operations, stockholder’s equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended February 28, 2007, as contained in the 2007 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/KPMG LLP

Richmond, Virginia

April 30, 2007

S-2

EXHIBIT INDEX

Articles of Incorporation and Bylaws

3.1	Circuit City Stores, Inc. Amended and Restated Articles of Incorporation, effective February 3, 1997, as amended through August 16, 2005, filed as Exhibit 3.1 to the company’s Form 8-A/A filed September 13, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

3.2	Circuit City Stores, Inc. Bylaws, as amended and restated April 17, 2007, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 19, 2007 (File No. 1-5767), are expressly incorporated herein by this reference.

Material Contracts

10.1	Circuit City Stores, Inc. 2000 Non-Employee Directors Stock Incentive Plan, as Amended and Restated, Effective December 14, 2006, filed as Exhibit 10.2 to the company’s Quarterly Report on form 10-Q for the quarter ended November 30, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.2	Circuit City Stores, Inc. 2003 Stock Incentive Plan, as Amended and Restated, Effective December 14, 2006, filed as Exhibit 10.1 to the company’s Quarterly Report on form 10-Q for the quarter ended November 30, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.3	Circuit City Stores, Inc. 1994 Stock Incentive Plan, as amended as of January 24, 1997, filed as Annex III to the company’s Definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.4	Amendments effective June 13, 2000, to the Circuit City Stores, Inc. 1994 Stock Incentive Plan as amended, filed as Exhibit 10 to the company’s Quarterly Report on form 10-Q for the quarter ended May 31, 2000 (File No. 1-5767), are expressly incorporated herein by this reference.*

10.5	Amendment effective June 15, 1999, to the Circuit City Stores, Inc. 1994 Stock Incentive Plan as amended, filed as Exhibit 10 to the company’s Quarterly Report on form 10-Q for the quarter ended May 31, 1999 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.6	InterTAN, Inc. Amended and Restated 1996 Stock Option Plan, filed as Exhibit 10.3 to the company’s Quarterly Reports on Form 10-Q for the quarter ended August 31, 2004 (File NO. 1-5767), is expressly incorporated herein by this reference.*

10.7	Form of Non-Qualified Stock Option Grant Letter, filed as exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.8	Form of Time-based Restricted Stock Award Letter, filed as exhibit 10.5 to the company’s Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.9	Form of Performance Accelerated Restricted Stock Award Letter, filed as exhibit 10.4 to the company’s Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.10	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.11	Employment agreement between the company and Philip J. Schoonover effective October 4, 2004, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed October 4, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.12	Employment agreement between the company and Michael E. Foss effective February 6, 2004, filed as Exhibit 10.17 to the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.13	Letter agreement between the company and Michael E. Foss effective April 17, 2007, filed herewith.*

10.14	Employment agreement between the company and George D. Clark, Jr. effective December 4, 2003, filed herewith.*

10.15	Employment agreement between the company and Reginald D. Hedgebeth effective July 11, 2005, filed herewith.*

10.16	Employment agreement between the company and Eric A. Jonas, Jr. effective July 26, 2004, filed herewith.*

10.17	Employment agreement between the company and Brian E. Levy effective March 30, 2004, filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.18	Retirement and Consulting Agreement between the company and W. Alan McCollough effective December 22, 2005, filed as Exhibit 10.2 to the company’s Quarterly Report on form 10-Q for the quarter ended November 30, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.19	Letter Agreement between the company and Fiona P. Dias, filed as Exhibit 10.3 to the company’s Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.20	Circuit City Stores, Inc. 2003 Annual Performance-Based Bonus Plan, filed as Appendix C to the company’s Definitive Proxy Statement dated May 9,2003, for an Annual Meeting of Shareholders held on June 17, 2003 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.21	Circuit City Stores, Inc. Restricted Stock Unit Deferral Program under the Circuit City Stores, Inc. 2000 Non-Employee Directors Stock Incentive Plan, filed as Exhibit 10.6 to the company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.22	Circuit City Stores, Inc. Non-Employee Directors Deferred Compensation Plan, filed as Exhibit 10 to the company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2000 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.23	Program for deferral of director compensation implemented October 1995 filed as Exhibit 10 (i) to the company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.24	Circuit City Stores, Inc. Benefit Restoration Plan, As Amended and Restated Effective February 28, 2005 and amended through December 2005, filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.25	Circuit City Stores, Inc. Supplemental 401(k) Plan Effective March 1, 2005, filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed October 29, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.26	The 1984 Circuit City Stores, Inc. Employee Stock Purchase Plan as Amended and Restated Effective August 17, 2004, field as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.27	InterTAN Canada, Ltd. Stock Purchase Program, filed as Appendix B to the company’s Definitive Proxy Statement dated May 13, 2005, for the Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.28	Amended and Restated Credit Agreement dated as of July 8, 2004, filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.

10.29	First Amendment to Amended and Restated Credit Agreement dated as of November 17, 2004, filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 (File No.1-5767), is expressly incorporated herein by this reference.

10.30	Second Amendment to the Amended and Restated Credit Agreement and to Security Agreement, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on July 21, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.

10.31	Third Amendment to the Amended and Restated Credit Agreement, dated as of October 18, 2005, filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.

10.32	The Consumer Credit Card Program Agreement dated as of January 16, 2004, between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed as Exhibit 10(r) to the company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.

10.33	Amendment to Program Agreement, dated as of May 25, 2004, between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed as Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.

10.34	Amendment #2 to Program Agreement, effective as of May 25, 2004, between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed as Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.

10.35	Schedule of Non-Employee Director Compensation, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.36	Schedule of Compensation for Named Executive Officers, filed herewith.*

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of CEO under Rule 13a-14(a) of the Securities and Exchange Act of 1934

31.2	Certification of CFO under Rule 13a-14(a) of the Securities and Exchange Act of 1934

Section 1350 Certifications

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.