Form 10-Q
period 2007-05-31
CIRCUIT CITY STORES INC
filed 2007-07-03
CIK 104599


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(Mark One)

[X]     Quarterly  report  pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934 For the quarterly period ended May 31, 2007
                                       OR
[ ]     Transition  report  pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934 For the transition period from ____to_____

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


                                (804) 486 - 4000
              (Registrant's telephone number, including area code)

                                       N/A
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No __

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
Yes___ No   |X|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                                           Outstanding at May 31, 2007
    Common Stock, par value $0.50                                     168,521,667


A Table of Contents is included on Page 2 and an Exhibit Index is included on Page 29.



                            CIRCUIT CITY STORES, INC.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Statements of Operations -
                     Three Months Ended May 31, 2007 and 2006                                3

                     Consolidated Balance Sheets -
                     May 31, 2007, and February 28, 2007                                     4

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 2007 and 2006                                5

                     Notes to Consolidated Financial Statements                              6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 13

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                25

      Item 4.     Controls and Procedures                                                   25

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                                         25

      Item 1A.    Risk Factors                                                              26

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds               26

      Item 6.     Exhibits                                                                  26

SIGNATURES                                                                                  28

EXHIBIT INDEX                                                                               29


                                  Page 2 of 29


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Circuit City Stores, Inc.
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)


                                                                                                   Three Months Ended
                                                                                                         May 31
                                                                                               2007                   2006
                                                                                          --------------          -------------
Net sales                                                                                 $    2,485,537          $   2,596,615
Cost of sales, buying and warehousing                                                          1,925,352              1,960,851
                                                                                          --------------          -------------
Gross profit                                                                                     560,185                635,764
Selling, general and administrative expenses                                                     648,354                634,292
                                                                                          --------------          -------------
Operating (loss) income                                                                          (88,169)                 1,472
Interest income                                                                                    5,737                  7,046
Interest expense                                                                                      43                    212
                                                                                          --------------          -------------
(Loss) earnings from continuing operations before income taxes                                   (82,475)                 8,306
Income tax (benefit) expense                                                                     (27,663)                 2,999
                                                                                          --------------          -------------
Net (loss) earnings from continuing operations                                                   (54,812)                 5,307
Earnings (loss) from discontinued operations, net of tax                                             246                   (708)
Cumulative effect of change in accounting principle, net of tax                                        -                  1,773
                                                                                         ---------------          -------------
Net (loss) earnings                                                                       $      (54,566)         $       6,372
                                                                                          ==============          =============

Weighted average common shares:
    Basic                                                                                        165,842                171,054
    Diluted                                                                                      165,842                176,256

(Loss) earnings per share:
    Basic:
       Continuing operations                                                              $        (0.33)         $        0.03
       Discontinued operations                                                            $            -          $           -
       Cumulative effect of change in accounting principle                                $            -          $        0.01
       Basic (loss) earnings per share                                                    $        (0.33)         $        0.04

    Diluted:
       Continuing operations                                                              $        (0.33)         $        0.03
       Discontinued operations                                                            $            -          $           -
       Cumulative effect of change in accounting principle                                $            -          $        0.01
       Diluted (loss) earnings per share                                                  $        (0.33)         $        0.04


Cash dividends paid per share                                                             $         0.04          $      0.0175


See accompanying notes to consolidated financial statements.


                                  Page 3 of 29





                            Circuit City Stores, Inc.
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                         May 31, 2007          Feb. 28, 2007
                                                                                         ------------          -------------
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $      112,309        $     141,141
Short-term investments                                                                         251,789              598,341
Accounts receivable, net of allowance for doubtful accounts                                    342,243              382,555
Merchandise inventory                                                                        1,745,934            1,636,507
Deferred income taxes                                                                           28,210               34,868
Income tax receivable                                                                          107,179               42,722
Prepaid expenses and other current assets                                                       80,619               47,378
                                                                                        --------------        -------------

Total current assets                                                                         2,668,283            2,883,512

Property and equipment, net of accumulated depreciation of
     $1,351,374 and $1,300,267                                                                 941,662              921,027
Deferred income taxes                                                                           27,345               31,910
Goodwill                                                                                       133,299              121,774
Other intangible assets, net of accumulated amortization of
     $16,733 and $14,179                                                                        19,839               19,285
Other assets                                                                                    37,486               29,775
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    3,827,914        $   4,007,283
                                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Merchandise payable                                                                     $      923,032        $     922,205
Expenses payable                                                                               242,810              281,709
Accrued expenses and other current liabilities                                                 358,292              404,444
Accrued compensation                                                                            52,007               98,509
Accrued income taxes                                                                            10,782                    -
Short-term debt                                                                                  4,675                    -
Current installments of long-term debt                                                           6,905                7,162
                                                                                        --------------        -------------

Total current liabilities                                                                    1,598,503            1,714,029

Long-term debt, excluding current installments                                                  48,961               50,487
Accrued straight-line rent and deferred rent credits                                           277,742              277,636
Accrued lease termination costs                                                                 71,694               76,326
Other liabilities                                                                              130,825               97,561
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            2,127,725            2,216,039
                                                                                        --------------        -------------
Commitments and contingent liabilities

Stockholders' equity:
Common stock, $0.50 par value;
     525,000,000 shares authorized; 168,521,667 shares
     issued and outstanding at May 31, 2007
     (170,689,406 at February 28, 2007)                                                        84,261                85,345
Additional paid-in capital                                                                    307,335               344,144
Retained earnings                                                                           1,266,534             1,336,317
Accumulated other comprehensive income                                                         42,059                25,438
                                                                                        -------------         -------------

TOTAL STOCKHOLDERS' EQUITY                                                                  1,700,189             1,791,244
                                                                                        -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $   3,827,914         $   4,007,283
                                                                                        =============         =============
See accompanying notes to consolidated financial statements.


                                  Page 4 of 29


                            Circuit City Stores, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                 Three Months Ended
                                                                                                       May 31
                                                                                              2007                  2006
                                                                                         -------------         ------------
Operating Activities:
Net (loss) earnings                                                                      $    (54,566)         $      6,372
Adjustments to reconcile net (loss) earnings to net cash
 used in operating activities of continuing operations:
       Net (earnings) loss from discontinued operations                                          (246)                  708
       Depreciation expense                                                                    48,981                41,943
       Amortization expense                                                                     1,162                   909
       Stock-based compensation expense                                                         4,942                 8,662
       Loss on dispositions of property and equipment                                             245                   250
       Provision for deferred income taxes                                                      6,964                  (564)
       Cumulative effect of change in accounting principle                                          -                (1,773)
       Other                                                                                     (376)                 (773)
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                                19,140                14,747
       Merchandise inventory                                                                  (99,455)             (229,114)
       Prepaid expenses and other current assets                                              (33,018)              (22,521)
       Other assets                                                                              (497)                  152
       Merchandise payable                                                                     (2,571)              145,888
       Expenses payable                                                                       (10,440)               13,812
       Accrued expenses, other current liabilities and income taxes                          (159,708)             (124,537)
       Other long-term liabilities                                                             24,835                (5,395)
                                                                                         ------------          ------------
Net cash used in operating activities of continuing operations                               (254,608)             (151,234)
                                                                                         ------------          ------------

Investing Activities:
Purchases of property and equipment                                                           (65,661)              (40,756)
Proceeds from sales of property and equipment                                                  10,992                 4,074
Purchases of investment securities                                                           (238,675)             (117,220)
Sales and maturities of investment securities                                                 585,260               398,260
Other investing activities                                                                     (1,823)                    -
                                                                                         ------------          ------------
Net cash provided by investing activities of continuing operations                            290,093               244,358
                                                                                         ------------          ------------

Financing Activities:
Proceeds from short-term borrowings                                                             4,515                17,833
Principal payments on short-term borrowings                                                        -                (17,774)
Principal payments on long-term debt                                                           (2,090)               (2,413)
Change in overdraft balances                                                                  (28,709)               15,558
Excess tax benefit from stock-based payments                                                      470                 7,209
Repurchases of common stock                                                                   (46,757)              (50,050)
Issuances of common stock                                                                       3,237                17,454
Dividends paid                                                                                 (6,782)               (3,086)
Other financing activities                                                                        (25)                    -
                                                                                         ------------          ------------
Net cash used in financing activities of continuing operations                                (76,141)              (15,269)
                                                                                         ------------          ------------

Discontinued Operations:
Operating cash flows                                                                            11,240               (1,572)
Investing cash flows                                                                                -                   (16)
Financing cash flows                                                                              (57)                    -
                                                                                         ------------          ------------
Net cash provided by (used in) discontinued operations                                         11,183                (1,588)
                                                                                         ------------          ------------
Effect of exchange rate changes on cash                                                           641                   185
                                                                                         ------------          ------------

(Decrease) increase in cash and cash equivalents                                              (28,832)               76,452
Cash and cash equivalents at beginning of year                                                141,141               315,970
                                                                                         -------------         ------------
Cash and cash equivalents at end of period                                               $    112,309          $    392,422
                                                                                         =============         ============

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

     The domestic segment is engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in Circuit City stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. At May 31, 2007, the company's domestic segment operated 643 Superstores and 13 other stores in 158 U.S. media markets.

     The international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. The international segment's headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada primarily under the trade name The Source By Circuit CitySM. At May 31, 2007, the international segment conducted business through 800 retail stores and dealer outlets, which consisted of 505 company-owned stores, 294 dealer outlets, and 1
     Battery Plus(R) store. The international segment also operates a Web site at www.thesource.ca.

     Effective  January 28,  2007,  the company  returned the  management  of 92
     Rogers Plus(R) stores to Rogers Wireless Inc. in accordance with the Amending Agreement dated March 27, 2004, between Rogers Wireless Inc. and
     InterTAN Canada Ltd. Results from the Rogers Plus(R) stores are presented as results from discontinued operations in all periods presented.

     In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation.

     The company closed a domestic segment operation in fiscal 2007 that previously had been held for sale. Results from this operation are presented as results from discontinued operations in all periods presented.

     The preparation of financial  statements in conformity with U.S.  generally accepted  accounting  principles  requires management to make estimates and assumptions  that  affect the  reported  amounts  of  assets,  liabilities,
     revenues  and  expenses  and  the  disclosure  of  contingent   assets  and
     liabilities.   Actual  results  may  differ  from  those   estimates.   The
     accompanying  unaudited  financial  statements contain all adjustments of a normal,  recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation. Due to the seasonal  nature  of  the  company's  business,  interim  results  are  not necessarily indicative of results for the entire fiscal year. The company's consolidated financial statements included in this report should be read in conjunction  with the  notes to the  audited  financial  statements  in the company's fiscal 2007 Annual Report on Form 10-K.

2.   Recent Accounting Pronouncements

     In June 2006,  the  Financial  Accounting  Standards  Board  (FASB)  issued
     Interpretation  No. 48,  "Accounting  for  Uncertainty in Income Taxes - an
     interpretation  of FASB  Statement  No. 109" (FIN 48). FIN 48  prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken
     in  a  tax  return.   This   Interpretation   also  provides   guidance  on
     derecognition,   classification,  interest  and  penalties,  accounting  in interim periods,  disclosure and transition.  The company adopted FIN 48 on
     March 1, 2007.

                                  Page 6 of 29

     Additional discussion and the impact of adopting this Interpretation are included in Note 4, Income Taxes.

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

     In February  2007, the FASB issued SFAS No. 159, "The Fair Value Option for
     Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain assets and liabilities at fair value. SFAS No. 159 will be effective for the company beginning with the first quarter of 2009. The company has not yet determined the impact of adopting this standard.

3.   (Loss) Earnings Per Share

     The following table presents a reconciliation of the denominators used in the (loss) earnings per share calculations.

                                                                         Three Months Ended
                                                                                May 31
     (Shares in millions)                                               2007            2006
     ------------------------------------------------------------------------------------------
     Weighted average common shares...............................      165.8            171.1
     Potentially dilutive common equivalent shares:
         Options..................................................          -              3.8
         Nonvested stock..........................................          -              1.4
                                                                      -------------------------
     Weighted average common shares and potentially
         dilutive common equivalent shares........................      165.8            176.3
                                                                      =========================

     For the three months ended May 31, 2007, no options or nonvested stock were included in the computation of diluted loss per share because the company reported a net loss from continuing operations. For the three months ended
     May 31, 2006, the computation of potentially dilutive common equivalent shares excluded certain options to purchase shares of common stock because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Shares excluded were as follows:

                                                                          Three Months Ended
                                                                                May 31
     (Shares in millions)                                               2007            2006
     ------------------------------------------------------------------------------------------
     Options......................................................        8.6              1.1
     Nonvested stock..............................................        4.0                -

4.   Income Taxes

     On March 1, 2007, the company adopted the provisions of FIN 48. As a result, the company decreased retained earnings by $8.4 million. At March
     1, 2007, the company had unrecognized tax benefits of $38.4 million, of which $17.6 million would reduce the effective tax rate if recognized in future periods. At March 1, 2007, the company anticipated that total unrecognized tax benefits would decrease by approximately $6 million by February 29, 2008, as a result of the settlement of state tax uncertainties and the expiration of the statute of limitations in several jurisdictions.

     In conjunction with the adoption of FIN 48, the company has classified unrecognized tax benefits not expected to be settled in one year as other liabilities on the consolidated balance sheet. It is the company's policy to account for interest and penalties as a component of income tax expense.
     The total amount of accrued  interest at March 1, 2007,  was $15.3 million.
     There were no accrued penalties.

                                  Page 7 of 29

     The Internal Revenue Service ("IRS") is completing its examination of the company's federal income tax returns for fiscal years 2001, 2002 and 2003.
     All issues relating to these years have been resolved, but the statute of limitations remains open for these years as a result of waivers. The IRS is currently examining the company's fiscal 2004, 2005 and 2006 income tax returns. With limited exceptions, the company is no longer subject to federal, state, or local income tax examinations for fiscal years before 2001. The statute of limitations for the Canadian tax returns is open for fiscal 2002 to the present.

     During the three months ended May 31, 2007, the company decreased its unrecognized tax benefits by $2.1 million as a result of the resolution of the IRS audit of fiscal year 2003. In addition, the company accrued interest of $0.1 million associated with its uncertain tax positions.

5.   Exit and Other Activities

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

     The accrual for lease termination costs for the domestic segment includes the following activity:

                                                                                          Three Months Ended
                                                                                                 May 31
     (Amounts in millions)                                                                2007             2006
     ----------------------------------------------------------------------------------------------------------
     Accrued lease termination costs at beginning of period......................     $  105.6            $110.0
     Provisions for closed locations.............................................            -               1.2
     Changes in assumptions about future sublease income and
         terminations............................................................          2.4               2.2
     Interest accretion..........................................................          2.0               2.8
     Cash payments, net of cash received on subleased locations..................         (8.6)             (8.8)
                                                                                      --------------------------
     Accrued lease termination costs at end of period............................        101.4             107.4
     Less current portion of accrued lease termination costs.....................         29.7              30.5
                                                                                      --------------------------
     Non-current portion of accrued lease termination costs......................     $   71.7           $  76.9
                                                                                      ==========================

     The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities, and the non-current portion is presented separately on the consolidated balance sheets.

     During the first quarter of fiscal 2008, the company made cash payments of $14.0 million and recorded an additional accrual of $5.2 million related to severance arrangements. At May 31, 2007, accrued severance totaled $14.7 million and is included in accrued compensation on the consolidated balance sheet.

6.   Stock-Based Compensation

     Under  the  company's  stock-based  incentive  plans,   nonqualified  stock
     options,  nonvested  stock,  nonvested  stock units and other  equity-based awards  may be  granted  to  management,  key  employees  and  non-employee directors.  At May 31,  2007,  4.5  million  shares  of common  stock  were available for future grants of options,  nonvested stock or nonvested stock units. Upon the exercise of stock options, the grant of nonvested stock, or the vesting of or lapse of deferral  restrictions on nonvested stock units, common shares are issued from authorized and unissued shares.

                                  Page 8 of 29

     Compensation expense for stock-based incentive plans is summarized in the table below.

                                                                       Three Months Ended
                                                                             May 31
     (Amounts in millions)                                            2007            2006
     -----------------------------------------------------------------------------------------
     Compensation expense recognized:
        Stock options...........................................      $ 2.6          $  4.4
        Nonvested stock and nonvested stock units...............        2.3             4.2
        Phantom stock units.....................................       (0.1)            1.1
        Employee stock purchase plan............................        0.2             0.2
        Other...................................................        0.1             0.1
                                                                  ----------------------------
             Total compensation expense recognized..............      $ 5.1           $10.0
                                                                  ============================
     Tax benefit recognized.....................................      $ 1.8          $  3.3

     Stock-based  compensation  expense is recorded in cost of sales, buying and warehousing or in selling, general and administrative expenses depending on the  classification  of the related  employee's  payroll  cost. Of the $5.1 million of stock-based  compensation  expense  recorded in the three months ended May 31, 2007, $0.6 million was recorded in cost of sales,  buying and
     warehousing  and  $4.5  million  was  recorded  in  selling,   general  and
     administrative  expenses. Of the $10.0 million of stock-based  compensation expense  recorded in the three months ended May 31, 2006,  $1.3 million was recorded  in cost of sales,  buying and  warehousing  and $8.7  million was recorded in selling, general and administrative expenses.

     The company recognizes stock-based compensation expense net of an estimated forfeiture rate based on historical forfeiture activity. During the three months ended May 31, 2007, the company increased the estimated forfeiture rate on certain nonvested stock awards to reflect changes in expectations regarding the number of instruments that will vest. These changes were the result of higher than anticipated actual forfeitures, due in part to restructuring activities.

     The value of each phantom stock unit is based on the market value of one share of common stock on the vesting date. The units, which will be settled in cash upon vesting, are remeasured at each reporting date. Due to the decrease in the market value of the company's common stock, the company recorded a benefit of $0.1 million related to phantom stock units in the three months ended May 31, 2007.

7.   Comprehensive (Loss) Income

     The components of the company's  comprehensive (loss) income consist of net
     (loss) earnings and other comprehensive  income. Other comprehensive income is comprised primarily of foreign currency translation  adjustments related to the international  segment but also includes unrealized gains and losses
     on   available-for-sale   securities   and   pension   adjustments.   Other
     comprehensive income is recorded net of deferred income taxes directly as a component of stockholders' equity.

     The components of comprehensive (loss) income, net of taxes, were as follows:

                                                                       Three Months Ended
                                                                             May 31
     (Amounts in millions)                                            2007            2006
     -----------------------------------------------------------------------------------------
     Net (loss) earnings........................................     $(54.6)         $  6.4
     Foreign currency translation...............................       16.6             7.7
     Other......................................................        0.1               -
                                                                   ---------------------------
     Comprehensive (loss) income................................     $(37.9)          $14.1
                                                                     =========================

                                  Page 9 of 29

8.   Common Stock Repurchased

     The company's board of directors has authorized the repurchase of up to $1.2 billion of common stock, of which $233.7 million remained available at May 31, 2007. As of May 31, 2007, the company had repurchased 60.4 million shares of common stock at a cost of $966.3 million, excluding commission fees, cumulatively since inception of the stock repurchase program.

     The company's stock repurchase activity for the three months ended May 31, 2007, was as follows:

                                                                         Three Months Ended
     (Amounts in millions)                                                  May 31, 2007
     -----------------------------------------------------------------------------------------
     Total number of shares repurchased...........................               2.5
     Cost, excluding commission fees..............................             $46.7

9.   Pension Plans

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

     On December 22, 2005, the benefit restoration plan was amended to permit W.
     Alan McCollough to elect to receive a lump-sum payment following his retirement, allowing him to receive the maximum benefit payable under the plan. This lump-sum payment resulted in a loss due to settlement of $0.2 million for the first quarter of fiscal 2007.

     The components of the net pension (income) expense for the plans were as follows:

                                                                  Three Months Ended
                                                                         May 31
     (Amounts in thousands)                                      2007             2006
     -----------------------------------------------------------------------------------
     Service cost..........................................    $     589        $    778
     Interest cost.........................................        4,020           3,794
     Expected return on plan assets........................       (5,182)         (4,782)
     Recognized prior service cost.........................           53              54
     Recognized actuarial loss.............................          372             609
     Loss due to settlement................................            -             191
                                                               -------------------------
     Net pension (income) expense..........................    $    (148)       $    644
                                                               =========================

     The company did not make a contribution to the defined benefit pension plan during the three months ended May 31, 2007. No contributions are required during fiscal 2008 under applicable law for this pension plan. The company intends to make any contributions necessary to meet ERISA minimum funding standards and intends to make additional contributions as needed to ensure that the fair value of plan assets at February 29, 2008 exceeds the accumulated benefit obligation.

     A contribution of $0.7 million, which is equal to the expected benefit payments for fiscal 2008, is expected to be made to the restoration plan during fiscal 2008. Benefit payments during the three months ended May 31, 2007, were $0.2 million.

                                 Page 10 of 29

10.  Discontinued Operations

     For the quarter ended May 31, 2007, earnings from discontinued operations totaled $0.2 million, which is net of $0.2 million of income taxes, and primarily related to the operations of the Rogers Plus(R) stores, of which the management was returned to Rogers Wireless Inc. in January 2007.

     For the quarter ended May 31, 2006, the loss from discontinued operations totaled $0.7 million, which is net of $0.4 million of income taxes, and related to the operations of the Rogers Plus(R) stores and a domestic segment operation that was closed in fiscal 2007.

11.  Segment Information

     The company has two reportable segments: its domestic segment and its international segment. The company identified these segments based on its management reporting structure and the nature of the products and services offered by each segment. The domestic segment is engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in the United States. The international segment is engaged in the business of selling private-label and brand-name consumer electronics in Canada.

     Net sales by reportable segment were as follows:

                                                                       Three Months Ended
                                                                             May 31
     (Amounts in millions)                                            2007           2006
     ----------------------------------------------------------------------------------------
     Domestic segment..........................................     $2,376.9        $2,485.5
     International segment.....................................        108.6           111.1
                                                                 ---------------------------
     Net sales.................................................     $2,485.5        $2,596.6
                                                                 ===========================

     Net (loss) earnings from continuing operations by reportable segment were as follows:

                                                                       Three Months Ended
                                                                             May 31
     (Amounts in millions)                                            2007           2006
     ----------------------------------------------------------------------------------------
     Domestic segment..........................................       $(57.4)          $ 9.3
     International segment.....................................          2.6            (4.0)
                                                                 ---------------------------
     Net (loss) earnings from continuing operations............       $(54.8)          $ 5.3
                                                                 ===========================

     The international segment's net earnings from continuing operations for the first quarter of fiscal 2008 include $5.0 million, after-tax, of additional sales proceeds related to a former subsidiary.

     Total assets by reportable segment were as follows:

                                                                    At May 31         At February 28
     (Amounts in millions)                                            2007                 2007
     ------------------------------------------------------------------------------------------------
     Domestic segment.........................................      $3,483.1              $3,657.5
     International segment....................................         344.8                 349.8
                                                                   ----------------------------------
     Total assets.............................................      $3,827.9              $4,007.3
                                                                   ==================================

                                 Page 11 of 29

     The domestic segment net sales by category were as follows:


                                                          Three Months Ended May 31
                                                     2007                      2006(a)
                                                           % of                      % of
     (Dollar amounts in millions)                  $       Sales             $       Sales
     --------------------------------------------------------------------------------------
     Video................................     $  934.0     39.3%         $1,031.9    41.5%
     Information technology...............        628.6     26.4             618.8    24.9
     Audio................................        334.9     14.1             380.6    15.3
     Entertainment........................        272.5     11.5             258.8    10.4
     Warranty, services and other(b)......        206.9      8.7             195.5     7.9
                                            ------------------------------------------------
     Net sales............................     $2,376.9    100.0%         $2,485.5   100.0%
                                            ===============================================

     (a) Reclassifications have been made to conform with the current year presentation. These include reclassifying sales from video and information technology to warranty, services and other.
     (b)  Warranty,  services and other  includes  extended  warranty net sales;
     revenues from computer-related services, mobile installations, home theater installations and product repairs; net financing; and revenues from third parties for services subscriptions.

     The international segment net sales by category were as follows:


                                                       Three Months Ended May 31
                                                     2007                       2006
                                                           % of                      % of
     (Dollar amounts in millions)                $         Sales           $         Sales
     ----------------------------------------------------------------------------------------
     Video................................    $ 20.0        18.5%       $ 20.5        18.5%
     Information technology...............      39.8        36.6          44.6        40.1
     Audio................................      36.5        33.6          35.8        32.2
     Entertainment........................       5.0         4.6           3.2         2.9
     Warranty, services and other(a)......       7.3         6.7           7.0         6.3
                                            -------------------------------------------------
     Net sales............................    $108.6       100.0%       $111.1       100.0%
                                            ===============================================

     (a) Warranty, services and other includes extended warranty sales and product repair revenue.

12.  Supplemental Consolidated Statements of Cash Flows Information

     The following table summarizes supplemental cash flow information.

                                                                                               Three Months Ended
                                                                                                      May 31
     (Amounts in millions)                                                                    2007              2006
     ----------------------------------------------------------------------------------------------------------------
     Supplemental schedule of non-cash investing and financing activities:
       Increase in capital expenditure accrual...........................................   $  0.5            $  2.9
       Capital lease obligation..........................................................   $  0.3            $    -
       (Decrease) increase in sale-leaseback receivables.................................   $ (8.4)           $  5.9

                                 Page 12 of 29


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

We are a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. We have two reportable segments: our domestic segment and our international segment.

Our domestic segment is engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in our stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. At May 31, 2007, the domestic segment operated 643 Superstores and 13 other stores in 158 U.S. media markets.

Our international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. The international segment's headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada primarily under the trade name The Source By Circuit
CitySM. At May 31, 2007, the international segment conducted business through 800 retail stores and dealer outlets, which consisted of 505 company-owned stores, 294 dealer outlets and 1 Battery Plus(R) store. The international segment also operates a Web site at www.thesource.ca.

Effective January 28, 2007, we returned the management of 92 Rogers Plus(R) stores to Rogers Wireless Inc. in accordance with the Amending Agreement dated
March 27, 2004, between Rogers Wireless Inc. and InterTAN Canada Ltd. Results from the Rogers Plus(R) stores are presented as results from discontinued operations in all periods presented.

In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation.

We closed a domestic segment operation in fiscal 2007 that previously had been held for sale. Results from this operation are presented as results from discontinued operations in all periods presented.

Management's Discussion and Analysis (MD&A) is designed to provide the reader of financial  statements with a narrative  discussion of our results of operations;
financial  position,  liquidity  and  capital  resources;   critical  accounting
policies and significant estimates; and the impact of recently issued accounting standards. Our MD&A is presented in seven sections:

o    Executive Summary
o    Critical Accounting Policies
o    Results of Operations
o    Recent Accounting Pronouncements
o    Financial Condition
o    Financial Outlook
o    Forward-Looking Statements

This discussion  should be read in conjunction with our  Consolidated  Financial
Statements and accompanying Notes included in this report, the Annual Report on Form 10-K for the fiscal year ended February 28, 2007, as well as our reports on Form 8-K and other SEC filings. All per share amounts are presented on a fully diluted basis.

EXECUTIVE SUMMARY

Fiscal 2008 First Quarter Performance

o Net sales declined 4.3 percent, driven by a comparable store sales decline of 5.6 percent. In the same period last fiscal year, we posted total sales growth of 17.4 percent and comparable store sales growth of 14.6 percent.

                                 Page 13 of 29

o In the domestic segment, direct channel sales, which include Web- and call center-originated sales, grew 21 percent and services revenues grew 70 percent over the same period last year.

o Gross profit margin declined 195 basis points compared with the gross profit margin for the first quarter of the prior year due to a decrease in domestic segment extended warranty net sales as well as lower merchandise margins that were driven by a greater mix of lower-margin PC hardware sales.

o    SG&A expenses as a percentage of net sales increased from the prior year by
     166 basis points, which primarily reflects approximately 90 basis points in net incremental  expenses,  related to investments in the domestic  segment for  information  technology,  multi-channel  capabilities  and  innovation
     activities,   as  a  percentage  of   consolidated   net  sales,   and  the
     de-leveraging impact of lower sales.

o The loss from continuing operations before income taxes was 3.3 percent of net sales compared with earnings from continuing operations before income taxes of 0.3 percent of net sales in the same period last year.

o We reported a net loss from continuing operations of $54.8 million, or 33 cents per share, for the first quarter of fiscal 2008, compared with net earnings of $5.3 million, or 3 cents per share, in the same period last year.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies under Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2007
Annual Report on Form 10-K. These policies relate to inventory valuation, goodwill, accrued lease termination costs, stock-based compensation and pension plans. We have updated our critical accounting policy for income taxes due to our adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in
Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48).

Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain tax assets and liabilities. SFAS No. 109 requires that deferred tax assets be reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized. Quarterly, we assess the likelihood that the benefits of a deferred tax asset will be realized by considering historical and projected taxable income and tax planning strategies. Should a change in circumstances lead to a change in our judgment regarding the realization of deferred tax assets in future years, we adjust the valuation allowances in the period that the change in circumstances occurs, along with a current charge or credit to net earnings. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period.

On March 1, 2007, we adopted FIN 48. FIN 48  prescribes a recognition  threshold
and  measurement   attribute  for  the  financial   statement   recognition  and
measurement  of a tax  position  taken or  expected to be taken in a tax return.
Positions  taken  by an  entity  in  its  income  tax  returns  must  satisfy  a more-likely-than-not  recognition threshold, assuming that the positions will be examined by taxing authorities with full knowledge of all relevant  information, in order  for the  positions  to be  recognized  in the  consolidated  financial statements.  Quarterly,  we  evaluate  the  income  tax  positions  taken by the company,  or expected to be taken by the  company,  to determine  whether  these positions meet the  more-likely-than-not  threshold prescribed by FIN 48. We are required to make subjective  judgments and assumptions  regarding our income tax exposures  and must  consider a variety of  factors,  including  the current tax statutes,  the current status of audits  performed by tax  authorities,  and the statute of limitations in each tax jurisdiction.  To the extent an uncertain tax position is resolved  for an amount  that  varies  from the  recorded  estimated liability, our income tax expense in a given financial statement period could be materially affected.

Our unrecognized tax benefits were $35.5 million at May 31, 2007, and $15.2 million at February 28, 2007. In conjunction with the adoption of FIN 48, we have classified unrecognized tax benefits not expected to be

                                 Page 14 of 29

settled in one year as other  liabilities  on the  consolidated  balance  sheet.
Additional discussion and the impact of adopting this Interpretation are included in Note 4, Income Taxes, of the Notes to Consolidated Financial
Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Our  operations,  consistent  with other  retailers  in general,  are subject to seasonal  influences.  Historically,  we have realized more of our net sales and net earnings in the fourth  quarter,  which includes the majority of the holiday selling season, than in any other fiscal quarter. The net (loss) earnings of any quarter are seasonally  disproportionate  to net sales since  administrative and
certain  operating   expenses  remain  relatively   constant  during  the  year.
Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Summary of Segment Performance

Where relevant, we have included separate discussions of our domestic and international segments. The following tables summarize performance by segment.

SEGMENT PERFORMANCE SUMMARY


                                                               Three Months Ended May 31, 2007
                                                 Domestic                 International                Consolidated
                                                           % of                        % of                       % of
(Dollar amounts in millions)                   $           Sales           $           Sales            $         Sales
-------------------------------------------------------------------------------------------------------------------------
Net sales...............................   $  2,376.9     100.0%      $   108.6      100.0%       $  2,485.5      100.0%
Gross profit............................   $    520.5      21.9%      $    39.7       36.6%       $    560.2       22.5%
Selling, general and administrative
    expenses............................   $    612.5      25.8%      $    35.9       33.0%       $    648.4       26.1%
Net (loss) earnings from continuing
    operations..........................   $    (57.4)     (2.4)%     $     2.6        2.4%       $    (54.8)      (2.2)%




                                                               Three Months Ended May 31, 2006
                                                 Domestic                 International                Consolidated
                                                           % of                        % of                       % of
(Dollar amounts in millions)                   $           Sales           $           Sales            $         Sales
-------------------------------------------------------------------------------------------------------------------------
Net sales...............................   $  2,485.5     100.0%      $   111.1      100.0%       $  2,596.6      100.0%
Gross profit............................   $    594.9      23.9%      $    40.9       36.8%       $    635.8       24.5%
Selling, general and administrative
    expenses............................   $    587.6      23.6%      $    46.7       42.0%       $    634.3       24.4%
Net earnings (loss) from continuing
    operations..........................   $      9.3       0.4%      $    (4.0)      (3.6)%      $      5.3        0.2%


Net Sales

Consolidated

For the first quarter of fiscal 2008, our net sales decreased 4.3 percent to $2.49 billion, and comparable store sales decreased 5.6 percent from the same period last fiscal year. A store's sales are included in comparable store sales after the store has been open for a full 12 months. Comparable store sales include Web-originated sales and sales from relocated and remodeled stores.
Sales from closed stores are included in comparable store sales until the month in which the stores are closed. The calculation of comparable store sales excludes the impact of fluctuations in foreign currency exchange rates.

                                 Page 15 of 29

Our major sales categories are

o    video,  which  includes  televisions,   imaging  products,   DVD  hardware,
     camcorders, digital cameras, furniture, and related accessories;

o    information   technology,   which  includes  personal  computer   hardware,
     telecommunications products and related accessories;

o audio, which includes home audio products, mobile audio products, portable audio products, navigation products, and related accessories;

o    entertainment,   which  includes  movie  software,   music  software,  game
     software, game hardware and personal computer software; and

o    warranty,  services and other,  which  includes  extended  warranty  sales;
     revenues from computer-related services, mobile installations, home theater installations and product repairs; net financing; and revenues received from third parties for services subscriptions.

Domestic Segment

For the first quarter of fiscal 2008, the domestic segment's net sales were $2.38 billion, a decrease of 4.4 percent from the same period last fiscal year.
Comparable store sales decreased 6.0 percent driven by a decline in traffic and close rates as compared to the same period last fiscal year. For the quarter, direct channel sales grew 21 percent, and services revenues grew 70 percent over the same period last fiscal year.

The domestic segment's net sales represented by each major sales category for the periods ended May 31, 2007 and 2006, are shown below.


NET SALES BY CATEGORY

                                                        Three Months Ended May 31
                                                     2007                     2006(a)
                                                           % of                      % of
(Dollar amounts in millions)                       $       Sales             $       Sales
---------------------------------------------------------------------------------------------
Video.....................................     $  934.0     39.3%         $1,031.9    41.5%
Information technology....................        628.6     26.4             618.8    24.9
Audio.....................................        334.9     14.1             380.6    15.3
Entertainment.............................        272.5     11.5             258.8    10.4
Warranty, services and other..............        206.9      8.7             195.5     7.9
                                            -------------------------------------------------
Net sales.................................     $2,376.9    100.0%         $2,485.5   100.0%
                                            ===============================================

(a)  Reclassifications   have  been  made  to  conform  with  the  current  year
presentation.  These  include  reclassifying  sales from  video and  information technology to warranty, services and other.

In the video category, we produced a double-digit comparable store sales decrease in the first quarter. Total television comparable store sales decreased by double digits, as a significant comparable store sales decrease in projection and tube televisions more than offset high single-digit comparable store sales growth in flat panel televisions. Comparable store sales of digital imaging products and accessories decreased by single digits. Comparable store sales of camcorders and DVD hardware declined by double digits.

In the information technology category, we produced a single-digit comparable store sales increase in the first quarter. Comparable store sales of notebook computers increased by double digits, and comparable store sales of desktop computers were approximately flat compared with the prior year period.

                                 Page 16 of 29

In the audio category, we produced a double-digit comparable store sales decrease in the first quarter. Double-digit declines in comparable store sales of portable digital audio, mobile, home audio and digital satellite radio products were partially offset by a significant double-digit comparable store sales increase in navigation products.

In the entertainment category, we produced a single-digit comparable store sales increase in the first quarter, reflecting strong double-digit comparable store sales increases in video gaming products and PC software. Comparable store sales of video software declined by low-double digits and comparable store sales in music software declined by strong double digits.

The domestic segment sells extended warranty programs on behalf of unrelated third parties who are the primary obligors. Extended warranty net sales were $73.7 million, or 3.1 percent of domestic segment net sales, in the first quarter of fiscal 2008, compared with $92.3 million, or 3.7 percent of domestic segment net sales, in the same period last fiscal year. Services revenues increased 70 percent to $64.4 million from $37.9 million in the same period last fiscal year.

The following table provides the number of our domestic segment stores:

DOMESTIC SEGMENT STORE MIX

                                                         May 31, 2007        Feb. 28, 2007         May 31, 2006
---------------------------------------------------------------------------------------------------------------
Superstores.......................................            643                 642                   630
Other stores......................................             13                  12                     5
                                                      ----------------------------------------------------------
Total domestic segment stores.....................            656                 654                   635
                                                      ==========================================================

During the first quarter of fiscal 2008, we opened one relocated Superstore, replacing a store that was closed in February 2007.

International Segment

The international segment's net sales decreased 2.2 percent to $108.6 million for the first quarter of fiscal 2008, compared with $111.1 million for the first quarter of last fiscal year. The decrease was driven by the impact of closing 53 retail stores, net of openings, during the fourth quarter of fiscal 2007. The effect of fluctuations in foreign currency exchange rates favorably impacted the sales decline by approximately 1 percentage point. Comparable store sales increased 4.4 percent for the quarter in local currency.


NET SALES BY CATEGORY

                                                        Three Months Ended May 31
                                                     2007                       2006
                                                           % of                      % of
(Dollar amounts in millions)                     $         Sales           $         Sales
---------------------------------------------------------------------------------------------
Video.....................................    $ 20.0        18.5%       $ 20.5        18.5%
Information technology....................      39.8        36.6          44.6        40.1
Audio.....................................      36.5        33.6          35.8        32.2
Entertainment.............................       5.0         4.6           3.2         2.9
Warranty, services and other..............       7.3         6.7           7.0         6.3
                                            -------------------------------------------------
Net sales.................................    $108.6       100.0%       $111.1       100.0%
                                            ===============================================

                                 Page 17 of 29

INTERNATIONAL SEGMENT STORE MIX

                                                         May 31, 2007        Feb. 28, 2007         May 31, 2006
---------------------------------------------------------------------------------------------------------------
Company-owned stores..............................            505                 509                   540
Dealer outlets....................................            294                 296                   299
Battery Plus(R) stores..............................            1                   1                    19
                                                        -----------------------------------------------------
Total international segment stores................            800                806                   858
                                                        =====================================================

Effective January 28, 2007, we returned the management of 92 Rogers Plus(R) stores to Rogers Wireless Inc. in accordance with the Amending Agreement dated
March 27, 2004,  between Rogers Wireless Inc. and InterTAN Canada Ltd. As of May
31, 2006, there were 93 Rogers Plus(R) stores in operation. Results from these stores are presented as results from discontinued operations in all periods presented.


Gross Profit Margin

Consolidated

The gross profit margin was 22.5 percent of net sales in the first quarter of fiscal 2008, compared with 24.5 percent for the same period last fiscal year.

Domestic Segment

The domestic segment's gross profit margin was 21.9 percent of domestic segment net sales in the first quarter of fiscal 2008, compared with 23.9 percent for the same period last fiscal year. The 204 basis points decrease impacted the consolidated gross profit margin decline by 197 basis points. The decline was driven primarily by a decrease of 61 basis points in extended warranty net sales as a percent of domestic segment net sales as well as a decrease of 116 basis points in merchandise margins as a percent of domestic segment net sales. The lower merchandise margins were driven by a greater mix of lower-margin PC hardware sales which reflects both strength in that business as well as below-plan sales in the television category.

International Segment

The   international   segment's   gross  profit   margin  was  36.6  percent  of
international  segment net sales in the first  quarter of fiscal 2008,  compared with 36.8  percent  for the same  period last  fiscal  year.  The  international segment's  gross profit  margin  decline of 22 basis  points did not  materially impact  the  consolidated  gross  profit  margin  rate.  The  decrease  resulted primarily  from a mix  shift  from  higher-margin  categories,  such  as  parts, batteries and  accessories,  to  lower-margin  categories,  such as video games, navigation products and PC hardware.

                                 Page 18 of 29

Selling, General and Administrative Expenses

Consolidated

                                                 Three Months Ended May 31
                                                 2007                 2006
                                                      % of                    % of
(Dollar amounts in millions)                   $      Sales          $        Sales
------------------------------------------------------------------------------------
Store expenses..........................     $556.7   22.4%        $534.0     20.6%
General and administrative
     expenses...........................       85.5    3.4           87.4      3.4
Stock-based compensation
     expense............................        4.5    0.2            8.7      0.3
Remodel expenses........................          -      -              -        -
Relocation expenses.....................        1.1      -            1.5      0.1
Pre-opening expenses....................        0.5      -            2.6      0.1
                                          ------------------------------------------
Total  .................................     $648.4   26.1%        $634.3     24.4%
                                          =========================================

Selling, general and administrative expenses were 26.1 percent of consolidated net sales in the first quarter of fiscal 2008, compared with 24.4 percent for the same period last fiscal year. The domestic segment contributed 201 basis points to the 166 basis point increase in the consolidated expense-to-sales ratio, while the international segment's decline in expenses partially offset the increase in the domestic segment's expense-to-sales ratio.

Domestic Segment

                                                  Three Months Ended May 31
                                                 2007                 2006
                                                      % of                    % of
(Dollar amounts in millions)                   $      Sales          $        Sales
------------------------------------------------------------------------------------
Store expenses..........................     $524.2   22.1%        $496.9     20.0%
General and administrative
     expenses...........................       82.4    3.5           78.9      3.2
Stock-based compensation
     expense............................        4.3    0.2            7.6      0.3
Remodel expenses........................          -      -              -        -
Relocation expenses.....................        1.1      -            1.5      0.1
Pre-opening expenses....................        0.5      -            2.6      0.1
                                          ------------------------------------------
Total  .................................     $612.5   25.8%        $587.6     23.6%
                                          =========================================

For the three months ended May 31, 2007, the domestic segment's expense-to-sales ratio  increased  213 basis  points from the same period last fiscal  year.  The increase  primarily  reflects  approximately  90 basis points in net incremental expenses,  related  to  investments  in  information  technology,  multi-channel capabilities  and innovation  activities,  as a percentage of  consolidated  net sales, and the de-leveraging impact of lower sales. The segment incurred general and administrative  expenses of $4.9 million, or 20 basis points as a percentage
of  consolidated  net  sales,   associated  with  severance  from  restructuring
activities.

                                 Page 19 of 29

International Segment

                                                   Three Months Ended May 31
                                                 2007                  2006
                                                      % of                    % of
(Dollar amounts in millions)                   $      Sales          $        Sales
------------------------------------------------------------------------------------
Store expenses..........................      $32.6   30.0%         $37.1     33.4%
General and administrative
     expenses...........................        3.1    2.9            8.5      7.7
Stock-based compensation
     expense............................        0.2    0.1            1.1      1.0
                                          ------------------------------------------
Total  .................................      $35.9   33.0%         $46.7     42.0%
                                          =========================================

For  the  first   quarter   of  fiscal   2007,   the   international   segment's
expense-to-sales ratio decreased 900 basis points from the same period last year primarily due to $7.5 million of additional  sales proceeds  related to a former subsidiary,  reducing current period general and  administrative  expenses.  The international  segment also benefited  from the impact of store closings  during the fourth quarter of last fiscal year.

Income Tax (Benefit) Expense

The consolidated effective income tax rate applicable to results from continuing operations was 33.5 percent for the three months ended May 31, 2007, and 36.1 percent for the three months ended May 31, 2006. The decrease in the effective tax rate is the result of an increase in tax-exempt investment income in proportion to projected earnings.

Net (Loss) Earnings from Continuing Operations

The net loss from continuing operations was $54.8 million, or 33 cents per share, in the three months ended May 31, 2007, compared with net earnings from continuing operations of $5.3 million, or 3 cents per share, in the same period last fiscal year.

Earnings (Loss) from Discontinued Operations

For the quarter ended May 31, 2007, the net earnings from discontinued operations totaled $0.2 million, which is net of $0.2 million of income taxes, and primarily related to the operations of the Rogers Plus(R) stores, of which the management was returned to Rogers Wireless Inc. in January 2007.

For the quarter ended May 31, 2006, the net loss from discontinued operations totaled $0.7 million, which is net of $0.4 million of income taxes, and related to the operations of the Rogers Plus(R) stores and a domestic segment operation that was closed in fiscal 2007.

Cumulative Effect of Change in Accounting Principle

In the  first  quarter  of  fiscal  2007,  we  adopted  Statement  of  Financial
Accounting Standards No. 123 (revised 2004), "Share-Based Payment," using the modified prospective transition method, resulting in a non-cash after-tax benefit of $1.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In  June  2006,  the  Financial   Accounting   Standards   Board  (FASB)  issued
Interpretation  No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes  - an
interpretation  of FASB  Statement  No.  109"  (FIN  48).  FIN 48  prescribes  a recognition  threshold and  measurement  attribute  for the financial  statement recognition and measurement of a tax position taken or expected to be taken in a tax  return.  This  Interpretation  also  provides  guidance  on  derecognition,
classification,   interest  and  penalties,   accounting  in  interim   periods,
disclosure and transition.

                                 Page 20 of 29

We adopted FIN 48 on March 1, 2007. Additional discussion and the impact of adopting this Interpretation are included in Note 4, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS
No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for us beginning with the first quarter of fiscal
2009. We have not yet determined the impact of adopting this standard.

In February  2007,  the FASB issued  SFAS No.  159,  "The Fair Value  Option for
Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain assets and liabilities at fair value. SFAS No. 159 will be effective for us beginning with the first quarter of 2009. We have not yet determined the impact of adopting this standard.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows

Cash Flows Summary
The following table summarizes our cash flows for the three months ended May 31, 2007 and 2006:

                                                                 Three Months Ended
                                                                        May 31
(Amounts in millions)                                           2007             2006
----------------------------------------------------------------------------------------
Net cash (used in) provided by:
  Operating activities....................................    $(254.6)         $(151.2)
  Investing activities....................................      290.1            244.4
  Financing activities....................................      (76.1)           (15.3)
  Discontinued operations.................................       11.2             (1.6)
Effect of exchange rate changes on cash...................        0.6              0.2
                                                            ----------------------------
(Decrease) increase in cash and
  cash equivalents........................................    $ (28.8)         $  76.5
                                                            ============================

Operating Activities
For the three months ended May 31, 2007, net cash used in operating activities was $254.6 million, compared with net cash used in operating activities of $151.2 million in the three months ended May 31, 2006. The change was due primarily to a net loss of $54.6 million for the three months ended May 31, 2007, compared with net earnings of $6.4 million for the three months ended May
31, 2006. Also driving the increase in cash used by operations were changes in net-owned inventory, calculated as merchandise inventory less merchandise payable. During the three months ended May 31, 2007, the increase in net-owned inventory was $108.6 million. During the three months ended May 31, 2006, net-owned inventory increased by $88.1 million.

Investing Activities

Net cash provided by investing activities was $290.1 million for the three months ended May 31, 2007, compared with $244.4 million for the three months ended May 31, 2006. The increase in cash provided by investing activities was due primarily to an increase in net sales and maturities of investment securities, partially offset by increased purchases of property and equipment as we make investments in new Superstores, store refreshes and category resets.

Financing Activities
For the three months ended May 31, 2007, net cash used in financing activities was $76.1 million, compared with net cash used in financing activities of $15.3 million in the three months ended May 31, 2006. The change

                                 Page 21 of 29

was due primarily to a decrease in overdraft balances and a decrease in the cash provided by the issuance of common stock.

The board of directors has authorized the repurchase of up to $1.2 billion of common stock, of which $233.7 million remained available at May 31, 2007. During the three months ended May 31, 2007, we used cash to repurchase 2.5 million shares of common stock at an average price of $18.68 per share, for a total price of $46.7 million, excluding commission fees. During the same period last fiscal year, we used cash to repurchase 1.7 million shares of common stock at an average price of $28.92 per share, for a total price of $50.0 million, excluding commission fees As of May 31, 2007, we had repurchased 60.4 million shares of common stock at an average price of $16.01 per share, for a total price of $966.3 million, excluding commission fees, cumulatively since inception of the stock repurchase program.

During fiscal 2007, the board of directors authorized an increase in our quarterly dividend rate to $0.04 per share from the previous quarterly dividend of $0.0175 per share on our common stock. The dividend rate change was effective with the declaration of the quarterly dividend in the third quarter of fiscal
2007, resulting in an increase in cash used to pay dividends in the three months ended May 31, 2007, compared with the three months ended May 31, 2006.

Cash, Cash Equivalents and Short-term Investments
At May 31, 2007, we had cash, cash equivalents and short-term investments of $364.1 million, compared with $739.5 million at February 28, 2007. The $375.4 million decline in the cash position primarily reflects cash used by operations of $254.6 million, including a $108.6 million increase in net-owned inventory.
Also driving the decrease in cash were $65.7 million in purchases of property and equipment and $53.5 million in stock repurchase activities and dividend payments.

Net-owned Inventory
Merchandise inventory increased to $1.75 billion at May 31, 2007, from $1.64 billion at February 28, 2007. Net-owned inventory, calculated as merchandise inventory less merchandise payable, increased by $108.6 million from February
28, 2007, to May 31, 2007. Domestic segment net-owned inventory increased by $76.6 million from February 28, 2007, to May 31, 2007, primarily due to seasonal inventory build.

Capital Expenditures
Capital expenditures, net of landlord reimbursements, were $63.3 million in the three months ended May 31, 2007, compared with $33.9 million in the same period last fiscal year. The increase in capital expenditures was driven primarily by increased investments in new and relocating Superstores.

Sources of Liquidity
We have a $500  million  revolving  credit  facility  secured by  inventory  and accounts  receivable.  This  facility is scheduled  to mature in June 2009.  The credit  facility  provides for a $400 million  borrowing  limit for the domestic segment and a $100 million borrowing limit for the international segment. At May
31,  2007,   short-term   borrowings  were  $4.7  million  and  related  to  our
international segment. At May 31, 2007, outstanding letters of credit were $57.5 million,  leaving $437.8 million available for borrowing.  We were in compliance with all covenants at May 31, 2007.

Our primary sources of liquidity include available cash, the expected reduction in net-owned inventory, borrowing capacity under the credit facility and landlord reimbursements. We expect that our primary sources of liquidity will be sufficient to fund capital expenditures and working capital for the foreseeable future.

Contractual Obligations and Contingencies
In March 2007,  we signed a  seven-year,  $775  million  information  technology services  contract with IBM. Also, as a result of the adoption of FIN 48, we had
$31.1  million of  unrecognized  tax benefits and the related  accrued  interest recorded in other liabilities on the consolidated balance sheet at May 31, 2007.
We  are  not  able  to  reasonably   estimate  in  which  future  periods  these
unrecognized tax benefits will be settled.

                                 Page 22 of 29


FINANCIAL OUTLOOK

In the first quarter, the amount of change that we introduced to the company led to significant volatility, which we expect to continue through the summer as we roll out the new retail operating platform, convert to the new point-of-sale system in additional stores, gain experience with the new organizational structure and develop competence with using our new merchandising and marketing systems. Combined with an uncertain macroeconomic environment, it is difficult to project sales and earnings performance for the balance of the fiscal year. As a result, we withdrew financial guidance on June 20, 2007.

We  continue  to  expect  to open 60 to 65 new and  relocated  domestic  segment
Superstores in fiscal 2008.  Domestic segment Superstore  openings estimates are shown in the following table. The timing of store openings depends upon a number of factors  and can  change  during  the year.  We expect  more than half of the openings to be in a 20,000 square foot format.  Initial  results from the 20,000
square  foot  formats  indicate  reduced  capital   expenditures  and  operating
expenses,  resulting in higher returns,  as compared with the 30,000 square foot formats.

Domestic Segment Superstore Openings Estimates(a)

                                              Q1(a)   Q2      Q3        Q4       FY08
-------------------------------------------------------------------------------------
Incremental Superstores....................     0     10     17-18     16-18     43-46
Relocated Superstores......................     1      4      7-8       5-6      17-19
                                             -----------------------------------------
Total Superstore openings..................     1     14     24-26     21-24     60-65
                                           ===========================================

(a) First quarter openings are actual. On February 26, 2007, we closed one store in advance of opening a replacement store in the first quarter of fiscal 2008.
The replacement store is included in relocations for the first quarter of fiscal
2008.

In fiscal 2009, we expect to open 75 to 100 Superstores.

FORWARD-LOOKING STATEMENTS

The provisions of the Private  Securities  Litigation Reform Act of 1995 provide companies  with a "safe  harbor" when making  forward-looking  statements.  This
"safe harbor"  encourages  companies to provide  prospective  information  about their  companies  without fear of  litigation.  We wish to take advantage of the
"safe harbor"  provisions  of the Act. Our  statements  that are not  historical facts, including statements about management's  expectations for fiscal 2008 and
beyond,   are   forward-looking   statements  and  involve   various  risks  and
uncertainties. In most cases, you can identify our forward-looking statements by words such as "expect," "anticipate," "believe," "should," "may," "plan," "will"
or similar words.

Forward-looking statements are estimates and projections reflecting our judgment and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.
Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. The retail industry and the specialty retail industry, in particular, are dynamic by nature and have undergone significant changes in recent years.
Our ability to anticipate and successfully respond to the continuing challenges of our industry is key to achieving our expectations. Important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements include the following:

o changes in the amount and degree of competition, pricing and promotional pressure exerted by current competitors and potential new competition from competitors using either similar or alternative methods or channels of distribution such as the Internet, telephone shopping services and mail order;
o    our response to pricing and promotional activities of our competitors;
o the successful implementation of our initiatives to accelerate sales growth, gross margin improvement and expense reductions;
o our ability to reduce our overall cost and expense structure and to maintain cost reductions while growing sales;

                                 Page 23 of 29

o    our ability to control and leverage expenses as a percentage of sales;
o    changes in general  economic  conditions  including,  but not  limited  to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, personal discretionary spending levels, trends in consumer retail spending,  (both in general and in our product categories), unemployment and consumer sentiment about the economy in general;
o    the level of consumer  response to new products or product  features in the merchandise categories we sell and changes in our merchandise sales mix;
o    the pace of commoditization of digital products;
o    the  impact  of  inventory  and  supply  chain  management  initiatives  on inventory levels and profitability;
o    our ability to generate sales and margin growth through  expanded  services offerings;
o    the impact of new products and product  features on the demand for existing products and the pricing and profit margins associated with the products we sell;
o    significant changes in retail prices for products and services we sell;
o    changes in  availability  or cost of  financing  for  working  capital  and capital  expenditures,  including  financing to support  development of our business;
o    the lack of  availability  or access to sources of inventory or the loss or disruption in supply from one of our major suppliers;
o    our  inability  to  liquidate  excess  inventory  should  excess  inventory develop;
o    our inability to maintain sales and profitability  improvement programs for our Circuit City Superstores, including our store revitalization plan;
o    our ability to continue to generate  strong sales growth through our direct sales channel;
o    the  availability of appropriate  real estate locations for relocations and new stores;
o    the cost and timeliness of new store openings and relocations;
o    consumer  reaction to new store  locations  and changes in our store design and merchandise;
o    our ability and the ability of Chase Card Services to  successfully  market and promote the third party credit card program being offered by Chase Card
     Services;
o    the extent to which customers  respond to promotional  financing offers and the types of promotional terms we offer;
o    our ability to attract and retain an effective  management  team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;
o    the impact of initiatives  related to upgrading  merchandising,  marketing, point of sale and information  systems on revenue and operating  margin and the costs associated with these investments;
o    changes in production or  distribution  costs or costs of materials for our advertising;
o    effectiveness  of our  advertising  and marketing  programs for  increasing consumer traffic and sales;
o    the imposition of new  restrictions  or  regulations  regarding the sale of products  and/or  services  we sell,  changes in tax rules and  regulations
     applicable   to,  the   imposition  of  new   environmental   restrictions,
     regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws;
o    our strategic evaluation of the international segment;
o    further   deterioration   of  the  expected   future   performance  of  our
     international  segment  resulting  in  an  additional  goodwill  impairment charge;
o    the timely  production and delivery of private-label  merchandise and level of consumer demand for those products;
o    reduced investment returns or other changes relative to the assumptions for our pension plans that impact our pension expense;
o    changes in our anticipated cash flow;
o    whether,  when and in what amounts share  repurchases may be made under our stock buyback program;
o    adverse results in significant litigation matters;
o    currency exchange rate  fluctuations  between Canadian and U.S. dollars and other currencies;
o    the global regulatory and trade environment;
o    the disruption of global, national or regional transportation systems; and
o    the  occurrence of severe  weather  events or natural  disasters that could significantly damage or destroy stores or prohibit consumers from traveling to our retail locations, especially during peak selling periods.

                                 Page 24 of 29

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

Inventory Purchases

A portion of  InterTAN's  purchases are from vendors  requiring  payment in U.S.
dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN's management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders; exchange rates, including forecasts from major financial institutions; local news; and other economic factors. At May 31, 2007, U.S. dollar open purchase orders totaled approximately $10.8 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $1.1 million for those orders. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, to the degree commercially feasible.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the  participation  of the company's  management,
including  the  chief   executive   officer,   the  company  has  evaluated  the
effectiveness  of its  "disclosure  controls  and  procedures,"  as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period  covered by this Quarterly  Report on Form 10-Q.  Based upon the evaluation,  the chief executive  officer  concluded that the company's disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting that occurred during the quarter ended May 31, 2007, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None.

                                 Page 25 of 29


ITEM 1A. RISK FACTORS

In  addition  to the other  information  set forth in this  report,  you  should carefully  consider the factors  discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended February 28, 2007, which could materially  affect our business,  financial  condition or future results.  There have been no  material  changes  to those risk  factors  since we filed our 2007
Annual  Report on Form 10-K.  The risks  described in our Annual  Report on Form
10-K  are  not  the  only  risks  facing  our  company.   Additional  risks  and
uncertainties  not  currently  known  to us or  that  we  currently  deem  to be
immaterial  also  may  materially  adversely  affect  our  business,   financial
condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended May 31, 2007:

                                                                                                                     Approximate
                                                                                              Total Number         Dollar Value of
                                                                                                of Shares            Shares that
                                                                              Average         Purchased as            May Yet Be
                                                       Total Number            Price         Part of Publicly         Purchased
(Amounts in millions except per                         of Shares              Paid             Announced                Under
share data and footnote (a) data)                      Purchased(a)         per Share(a)         Program             the Program(b)
-----------------------------------------------------------------------------------------------------------------------------------
March 1 - March 31, 2007.........................             -               $    -                  -                  $280.4
April 1 - April 30, 2007.........................           2.5               $18.68                2.5                  $233.7
May 1 - May 31, 2007.............................             -               $    -                  -                  $233.7
                                                     -----------------                      -----------------
Total fiscal 2008 first quarter..................           2.5               $18.68                2.5
                                                     =================                      =================

(a) In addition to purchases under the share repurchase authorization, these columns include shares of common stock withheld to pay tax withholding obligations for employees in connection with the vesting of stock awards. The withholding of 1,193 shares in the month of March and 116 shares in the month of April are not considered part of the share repurchase program described in (b) below.

(b) In January  2003,  the company  announced  that the board of  directors  had authorized the  repurchase of up to $200 million of common stock.  In June 2004,
the  company   announced  a  $200  million  increase  in  its  stock  repurchase authorization,  raising the repurchase  capacity to $400 million. In March 2005,
the  company   announced  a  $400  million  increase  in  its  stock  repurchase authorization,  raising the repurchase  capacity to $800 million.  In June 2006,
the  company   announced  a  $400  million  increase  in  its  stock  repurchase authorization,  raising the  repurchase  capacity to $1.2  billion.  There is no expiration  date  under  the  authorization.  At May 31,  2007,  $233.7  million remained available for stock repurchases under the $1.2 billion stock repurchase authorization.

ITEM 6.       EXHIBITS

Articles of Incorporation and Bylaws

3.1 Circuit City Stores, Inc. Amended and Restated Articles of Incorporation, effective February 3, 1997, as amended through August 16, 2005, filed as
     Exhibit 3.1 to the company's Form 8-A/A filed  September 13, 2005 (File No.
     1-5767), are expressly incorporated herein by this reference.

3.2  Circuit City  Stores,  Inc.  Bylaws,  as amended  April 17, 2007,  filed as
     Exhibit  3.1 to the  company's  Current  Report on Form 8-K filed April 19,
     2007  (File  No.  1-5767),  are  expressly   incorporated  herein  by  this
     reference.

3.3  Circuit  City Stores,  Inc.  Bylaws,  as amended  June 26,  2007,  filed as
     Exhibit 3.1 to the company's  Current Report on Form 8-K filed July 2, 2007
     (File No. 1-5767), are expressly incorporated herein by this reference.

                                 Page 26 of 29

Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification of CEO and Principal Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

Section 1350 Certifications

32.1 Certification of CEO and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

                                 Page 27 of 29


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CIRCUIT CITY STORES, INC.
                                                 (Registrant)



                                                 By:   /s/ Philip J. Schoonover
                                                       --------------------------------------
                                                       Philip J. Schoonover
                                                       Chairman, President and Chief Executive Officer
                                                       Principal Financial Officer



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



July 3, 2007


                                 Page 28 of 29


                                  EXHIBIT INDEX

Articles of Incorporation and Bylaws

3.1 Circuit City Stores, Inc. Amended and Restated Articles of Incorporation, effective February 3, 1997, as amended through August 16, 2005, filed as
     Exhibit 3.1 to the company's Form 8-A/A filed  September 13, 2005 (File No.
     1-5767), are expressly incorporated herein by this reference.

3.2  Circuit City  Stores,  Inc.  Bylaws,  as amended  April 17, 2007,  filed as
     Exhibit  3.1 to the  company's  Current  Report on Form 8-K filed April 19,
     2007  (File  No.  1-5767),  are  expressly   incorporated  herein  by  this
     reference.

3.3  Circuit  City Stores,  Inc.  Bylaws,  as amended  June 26,  2007,  filed as
     Exhibit 3.1 to the company's  Current Report on Form 8-K filed July 2, 2007
     (File No. 1-5767), are expressly incorporated herein by this reference.

Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification of CEO and Principal Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

Section 1350 Certifications

32.1 Certification of CEO and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

                                 Page 29 of 29
