Form 10-Q
period 2007-08-31
CIRCUIT CITY STORES INC
filed 2007-10-09
CIK 104599



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(Mark One)

[X]      Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
         Exchange Act of 1934 For the quarterly period ended August 31, 2007
                                       OR
[ ]      Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 For the transition period from ___ to ____

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
Yes___ No |X|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at September 30, 2007
 Common Stock, par value $0.50                            168,560,316

A Table of Contents is included on Page 2 and an Exhibit Index is included on Page 32.



                            CIRCUIT CITY STORES, INC.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Statements of Operations -
                     Three Months and Six Months Ended August 31, 2007 and 2006            3

                     Consolidated Balance Sheets -
                     August 31, 2007, and February 28, 2007                                4

                     Consolidated Statements of Cash Flows -
                     Six Months Ended August 31, 2007 and 2006                             5

                     Notes to Consolidated Financial Statements                            6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               14

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk              28

      Item 4.     Controls and Procedures                                                 28

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                                       29

      Item 1A.    Risk Factors                                                            29

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds             29

      Item 4.     Submission of Matters to a Vote of Security Holders                     30

      Item 6.     Exhibits                                                                30

SIGNATURES                                                                                31

EXHIBIT INDEX                                                                             32


                                  Page 2 of 32


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Circuit City Stores, Inc.
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)


                                                                 Three Months Ended                    Six Months Ended
                                                                      August 31                            August 31
                                                              2007               2006                2007             2006
                                                           ------------      ------------       ------------      -------------
Net sales                                                    $2,643,968         $2,818,498        $5,129,505         $5,415,113
Cost of sales, buying and warehousing                         2,097,957          2,148,355         4,023,309          4,109,206
                                                           ------------      -------------      ------------      -------------
Gross profit                                                    546,011            670,143         1,106,196          1,305,907
Selling, general and administrative expenses                    677,909            656,670         1,326,263          1,290,962
                                                           ------------      -------------      ------------      -------------
Operating (loss) income                                        (131,898)            13,473          (220,067)            14,945
Interest income                                                   3,858              5,794             9,595             12,840
Interest expense                                                    124                113               167                325
                                                           ------------      -------------      ------------      -------------
(Loss) earnings from continuing operations
     before income taxes                                       (128,164)            19,154          (210,639)            27,460
Income tax (benefit) expense                                    (65,110)             7,499           (92,773)            10,498
                                                           ------------      -------------      ------------      -------------
Net (loss) earnings from continuing operations                  (63,054)            11,655          (117,866)            16,962
Earnings (loss) from discontinued
    operations, net of tax                                          218             (1,614)              464             (2,322)
Cumulative effect of change in accounting
    principle, net of tax                                             -                  -                 -              1,773
                                                           ------------      -------------      ------------      -------------
Net (loss) earnings                                        $    (62,836)     $      10,041      $   (117,402)     $      16,413
                                                           ============      =============      ============      =============

Weighted average common shares:
    Basic                                                       164,837            169,973           165,340            170,514
    Diluted                                                     164,837            174,659           165,340            175,458

(Loss) earnings per share:
    Basic:
       Continuing operations                               $     (0.38)      $       0.07       $      (0.71)     $       0.10
       Discontinued operations                             $         -       $      (0.01)      $          -      $      (0.01)
       Cumulative effect of change in
           accounting principle                            $         -       $          -       $          -      $       0.01
       Basic (loss) earnings per share                     $     (0.38)      $       0.06       $      (0.71)     $       0.10

    Diluted:
       Continuing operations                               $     (0.38)      $       0.07       $      (0.71)     $       0.10
       Discontinued operations                             $         -       $      (0.01)      $          -      $      (0.01)
       Cumulative effect of change in
           accounting principle                            $         -       $          -       $          -      $       0.01
       Diluted (loss) earnings per share                   $     (0.38)      $       0.06       $      (0.71)     $       0.09


    Cash dividends paid per share                          $       0.04      $     0.0175       $       0.08      $     0.0350

See accompanying notes to consolidated financial statements.


                                  Page 3 of 32


                            Circuit City Stores, Inc.
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                        August 31, 2007        Feb. 28, 2007
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $      130,899        $     141,141
Short-term investments                                                                         293,503              598,341
Accounts receivable, net of allowance for doubtful accounts                                    304,957              382,555
Merchandise inventory                                                                        1,833,226            1,636,507
Deferred income taxes                                                                          107,187               34,868
Income tax receivable                                                                          103,476               42,722
Prepaid expenses and other current assets                                                       73,884               47,378
                                                                                        --------------        -------------

Total current assets                                                                         2,847,132            2,883,512

Property and equipment, net of accumulated depreciation of
     $1,381,058 and $1,300,267                                                                 974,421              921,027
Deferred income taxes                                                                           26,613               31,910
Goodwill                                                                                       134,863              121,774
Other intangible assets, net of accumulated amortization of
     $18,192 and $14,179                                                                        18,846               19,285
Other assets                                                                                    35,633               29,775
                                                                                        --------------        -------------

TOTAL ASSETS                                                                            $    4,037,508        $   4,007,283
                                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Merchandise payable                                                                     $    1,110,223        $     922,205
Expenses payable                                                                               293,192              281,709
Accrued expenses and other current liabilities                                                 359,482              404,444
Accrued compensation                                                                            69,723               98,509
Accrued income taxes                                                                            21,136                    -
Current installments of long-term debt                                                           8,272                7,162
                                                                                        --------------        -------------

Total current liabilities                                                                    1,862,028            1,714,029

Long-term debt, excluding current installments                                                  50,710               50,487
Accrued straight-line rent and deferred rent credits                                           283,679              277,636
Accrued lease termination costs                                                                 68,967               76,326
Other liabilities                                                                              135,075               97,561
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            2,400,459            2,216,039
                                                                                        --------------        -------------
Commitments and contingent liabilities

Stockholders' equity:
Common stock, $0.50 par value;
     525,000,000 shares authorized; 168,586,908 shares
     issued and outstanding at August 31, 2007
     (170,689,406 at February 28, 2007)                                                        84,293                85,345
Additional paid-in capital                                                                    310,991               344,144
Retained earnings                                                                           1,196,982             1,336,317
Accumulated other comprehensive income                                                         44,783                25,438
                                                                                        -------------         -------------

TOTAL STOCKHOLDERS' EQUITY                                                                  1,637,049             1,791,244
                                                                                        -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $   4,037,508         $   4,007,283
                                                                                        =============         =============
See accompanying notes to consolidated financial statements.


                                  Page 4 of 32


                            Circuit City Stores, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                  Six Months Ended
                                                                                                      August 31
                                                                                              2007                  2006
                                                                                         -------------         ------------
Operating Activities:
Net (loss) earnings                                                                      $   (117,402)         $     16,413
Adjustments to reconcile net (loss) earnings to net cash
      used in operating activities of continuing operations:
       Net (earnings) loss from discontinued operations                                          (464)                2,322
       Depreciation expense                                                                    96,089                86,308
       Amortization expense                                                                     2,403                 1,843
       Stock-based compensation expense                                                        12,290                16,393
       Loss on dispositions of property and equipment                                             483                   618
       Provision for deferred income taxes                                                    (72,478)              (11,912)
       Cumulative effect of change in accounting principle                                          -                (1,773)
       Other                                                                                    1,018                   943
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                                55,785               (65,909)
       Merchandise inventory                                                                 (185,180)             (148,105)
       Prepaid expenses and other current assets                                              (26,835)              (19,513)
       Other assets                                                                             1,144                   559
       Merchandise payable                                                                    182,887               130,835
       Expenses payable                                                                        19,158                45,561
       Accrued expenses, other current liabilities and income taxes                          (131,279)             (115,806)
       Other long-term liabilities                                                             29,067                (8,098)
                                                                                         ------------          ------------
Net cash used in operating activities of continuing operations                               (133,314)              (69,321)
                                                                                         -------------         ------------

Investing Activities:
Purchases of property and equipment                                                          (148,161)             (113,449)
Proceeds from sales of property and equipment                                                  23,407                10,524
Purchases of investment securities                                                         (1,169,510)             (284,190)
Sales and maturities of investment securities                                               1,474,360               502,213
Other investing activities                                                                     (1,691)               (9,864)
                                                                                         ------------          ------------
Net cash provided by investing activities of continuing operations                            178,405               105,234
                                                                                         ------------          ------------

Financing Activities:
Proceeds from short-term borrowings                                                             4,515                26,749
Principal payments on short-term borrowings                                                    (4,747)              (17,774)
Principal payments on long-term debt                                                           (3,756)               (4,230)
Change in overdraft balances                                                                   (9,340)               18,089
Excess tax benefit from stock-based payments                                                      928                11,105
Repurchases of common stock                                                                   (46,757)             (117,129)
Issuances of common stock                                                                       4,722                38,453
Dividends paid                                                                                (13,490)               (6,156)
Other financing activities                                                                     (1,127)                    -
                                                                                         ------------          ------------
Net cash used in financing activities of continuing operations                                (69,052)              (50,893)
                                                                                         -------------         ------------

Discontinued Operations:
Operating cash flows                                                                           12,233                (4,812)
Investing cash flows                                                                                -                   (26)
Financing cash flows                                                                              (58)                    -
                                                                                         ------------          ------------
Net cash provided by (used in) discontinued operations                                         12,175                (4,838)
                                                                                         ------------          ------------
Effect of exchange rate changes on cash                                                         1,544                   (22)
                                                                                         -------------         ------------

Decrease in cash and cash equivalents                                                         (10,242)              (19,840)
Cash and cash equivalents at beginning of year                                                141,141               315,970
                                                                                         -------------         ------------
Cash and cash equivalents at end of period                                               $    130,899          $    296,130
                                                                                         =============         ============

See accompanying notes to consolidated financial statements.


                                  Page 5 of 32


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

     The domestic segment is engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in Circuit City stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. At August 31, 2007, the company's domestic segment operated 652 Superstores and 13 other stores in 158 U.S. media markets.

     The international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. The international segment's headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada primarily under the trade name The Source By Circuit CitySM. At August 31, 2007, the international segment conducted business through 800 retail stores and dealer outlets, which consisted of 508 company-owned stores, 291 dealer outlets, and 1 Battery Plus(R) store. The international segment also operates a Web site at www.thesource.ca.

     In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation. The company is continuing to explore its strategic options, but does not expect any decisions regarding InterTAN will occur prior to January 2008.

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

     Within the financial tables in this Quarterly Report on Form 10-Q,  certain columns  and  rows  may  not  sum due to the  use of  rounded  numbers  for
     disclosure  purposes.   Percentages   presented  are  calculated  from  the
     underlying whole-dollar amounts.

2.   Recent Accounting Pronouncements

     In June 2006,  the  Financial  Accounting  Standards  Board  (FASB)  issued
     Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48).


                                  Page 6 of 32


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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements."
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements.
     The provisions of SFAS No. 157 will be effective for the company beginning with the first quarter of fiscal 2009. The company has not yet determined the impact of adopting this standard.

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

3.   (Loss) Earnings Per Share

     The following table presents a reconciliation of the denominators used in the (loss) earnings per share calculations.

                                                                       Three Months Ended                   Six Months Ended
                                                                            August 31                           August 31
     (Shares in millions)                                             2007            2006               2007            2006
     -----------------------------------------------------------------------------------------           -----------------------
     Weighted average common shares.............................      164.8           170.0               165.3           170.5
     Potentially dilutive common equivalent shares:
         Options................................................          -             3.2                   -             3.5
         Nonvested stock and nonvested stock units..............          -             1.5                   -             1.5
                                                                     -------------------------           -----------------------
     Weighted average common shares and potentially
         dilutive common equivalent shares......................      164.8           174.7               165.3           175.5
                                                                     =========================           =======================

     For the three months and six months ended August 31, 2007, no options or nonvested stock were included in the computation of diluted loss per share because the company reported a net loss from continuing operations. For the three months and six months ended August 31, 2006, the computation of potentially dilutive common equivalent shares excluded certain options to purchase shares of common stock because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Shares excluded were as follows:

                                                                          Three Months Ended                Six Months Ended
                                                                               August 31                        August 31
     (Shares in millions)                                               2007            2006             2007            2006
     ------------------------------------------------------------------------------------------          --------------------
     Options......................................................        7.7              1.1             8.1            1.1
     Nonvested stock..............................................        4.0                -             4.0              -

4.   Income Taxes

     The consolidated effective income tax rate applicable to results from continuing operations was 44.0 percent for the six months ended August 31, 2007, and 38.2 percent for the six months ended August 31, 2006. The increase in the effective tax rate is the result of an increase in projected tax-exempt investment income in proportion to the projected full-year net loss from continuing operations. The increase was partially offset by the recognition of a valuation allowance of $0.7 million related to the international segment. The valuation allowance was related to a capital loss carryforward.


                                  Page 7 of 32


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

     In conjunction with the adoption of FIN 48, the company has classified unrecognized tax benefits not expected to be settled in one year as other liabilities on the consolidated balance sheet. It is the company's policy to account for interest and penalties as a component of income tax
     (benefit) expense. The total amount of accrued interest at March 1, 2007, was $15.3 million. There were no accrued penalties.

     The Internal Revenue Service ("IRS") has completed its examination of the company's federal income tax returns for fiscal years 2001, 2002 and 2003.
     All issues relating to these years have been resolved, but the statute of limitations remains open for these years as a result of waivers. The IRS is currently examining the company's fiscal 2004, 2005 and 2006 income tax returns. With limited exceptions, the company is no longer subject to federal, state, or local income tax examinations for fiscal years before 2001. The statute of limitations for the Canadian tax returns is open for fiscal 2002 to the present.

     During the six months ended August 31, 2007, the company decreased its unrecognized tax benefits by $3.3 million, of which $2.1 million was a result of the resolution of the IRS audit of fiscal year 2003. In addition, the company accrued interest of $0.6 million associated with its uncertain tax positions.

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

     The accrual for lease termination costs for the domestic segment includes the following activity:

                                                                                           Six Months Ended
                                                                                                August 31
     (Amounts in millions)                                                                2007             2006
     ----------------------------------------------------------------------------------------------------------
     Accrued lease termination costs at beginning of period......................       $105.6            $110.0
     Provisions for closed locations.............................................          4.2               1.2
     Changes in assumptions about future sublease income and
         terminations............................................................          5.3               4.1
     Interest accretion..........................................................          4.0               4.6
     Cash payments, net of cash received on subleased locations..................        (19.9)            (16.7)
                                                                                      --------------------------
     Accrued lease termination costs at end of period............................         99.2             103.2
     Less current portion of accrued lease termination costs.....................         30.2              30.3
                                                                                      --------------------------
     Non-current portion of accrued lease termination costs......................     $   69.0           $  72.9
                                                                                      ==========================


     The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities, and the non-current portion is presented separately on the consolidated balance sheets.

     During the second quarter of fiscal 2008, the company made cash payments of $8.3 million and recorded an additional accrual of $2.4 million related to severance arrangements. At August 31, 2007, accrued severance totaled $8.8 million and is included in accrued compensation on the consolidated balance sheet.


                                  Page 8 of 32


6.   Stock-Based Compensation

     Under  the  company's  stock-based  incentive  plans,   nonqualified  stock
     options,  nonvested  stock,  nonvested  stock units and other  equity-based awards  may be  granted  to  management,  key  employees  and  non-employee directors.  At August 31,  2007,  4.2 million  shares of common  stock were available for future grants of options,  nonvested stock or nonvested stock units. Upon the exercise of stock options, the grant of nonvested stock, or the vesting of or lapse of deferral  restrictions on nonvested stock units, common shares are issued from authorized and unissued shares.

     Compensation expense for stock-based incentive plans is summarized in the table below.

                                                                        Three Months Ended                  Six Months Ended
                                                                             August 31                          August 31
     (Amounts in millions)                                             2007           2006                2007            2006
     -----------------------------------------------------------------------------------------           ----------------------
     Compensation expense recognized:
        Stock options...........................................       $2.3            $2.6               $ 5.0           $ 7.0
        Nonvested stock and nonvested stock units...............        5.0             5.1                 7.3             9.3
        Phantom stock units.....................................       (0.5)            0.1                (0.6)            1.2
        Employee stock purchase plan............................        0.1             0.2                 0.3             0.4
        Other...................................................        0.1               -                 0.1             0.1
                                                                      ------------------------           ----------------------
             Total compensation expense recognized..............       $7.0            $8.0               $12.1           $18.0
                                                                      ========================            =====================
     Tax benefit recognized.....................................       $2.5            $2.8               $ 4.4           $ 6.1

     Stock-based  compensation  expense is recorded in cost of sales, buying and warehousing or in selling, general and administrative expenses depending on
     the   classification   of  the  related   employee's   payroll  cost.   The
     classification  of  stock-based  compensation  expense is summarized in the table below.

                                                                        Three Months Ended                  Six Months Ended
                                                                             August 31                          August 31
     (Amounts in millions)                                             2007           2006               2007            2006
     -----------------------------------------------------------------------------------------           ----------------------
     Cost of sales, buying and warehousing......................       $1.3            $1.4               $ 1.9           $ 2.7
     Selling, general and administrative expenses...............        5.7             6.6                10.2            15.3
                                                                      ------------------------           ----------------------
     Total compensation expense recognized......................       $7.0            $8.0               $12.1           $18.0
                                                                      ========================            =====================

     The company recognizes stock-based compensation expense net of an estimated forfeiture rate based on historical forfeiture activity. During the first quarter of fiscal 2008, the company increased the estimated forfeiture rate on certain nonvested stock awards to reflect changes in expectations regarding the number of instruments that will vest. These changes were the result of higher than anticipated actual forfeitures, due in part to restructuring activities.

     The value of each phantom stock unit is based on the market value of one share of common stock on the vesting date. The units, which will be settled in cash upon vesting, are remeasured at each reporting date. Due to the decrease in the market value of the company's common stock, the company recorded a benefit of $0.6 million related to phantom stock units in the six months ended August 31, 2007.

     The fair value of each option granted is estimated on the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

                                                                         Six Months Ended
                                                                             August 31
                                                                       2007           2006
     ----------------------------------------------------------------------------------------
     Expected dividend yield....................................        1.3%            0.3%
     Expected stock volatility..................................         44%             61%
     Risk-free interest rate....................................          5%              5%
     Expected term (in years)...................................          5               7


                                  Page 9 of 32


     During the six months ended August 31, 2006, a stock option grant with a vesting period of five years and a contractual term of ten years was awarded. Due to the lack of historical exercise behavior for an option with similar vesting provisions, the company used a simplified method to estimate the expected term of the grant. An average of the award's weighted average vesting period and its contractual term was calculated and resulted in an expected term of seven years.

     Using these assumptions in the Black-Scholes model, the weighted average grant date fair value of options granted was $5.20 per share for the six months ended August 31, 2007 and $14.94 per share for the six months ended
     August 31, 2006.

     The company's stock option activity is summarized in the table below.

                                                                                                 Weighted
                                                                                                  Average
                                                                               Weighted          Remaining            Aggregate
                                                             Shares             Average      Contractual Term      Intrinsic Value
                                                         (in thousands)     Exercise Price      (in years)          (in millions)
     ------------------------------------------------------------------------------------------------------------------------------
     Outstanding at February 28, 2007...................      8,749             $18.16
     Granted............................................        207             $12.59
     Exercised..........................................       (436)            $10.70
     Forfeited or expired...............................       (993)            $26.90
                                                             ------
     Outstanding at August 31, 2007.....................      7,527             $17.28                5.1                $4.3
     Exercisable at August 31, 2007.....................      5,179             $15.95                3.7                $4.3

     As of August 31, 2007, the total remaining unrecognized compensation expense related to unvested stock options was $19.5 million and is expected to be recognized over a weighted average period of 2.8 years.

     The company's nonvested stock and nonvested stock unit activity is summarized in the table below.

                                                                            Weighted Average         Aggregate
                                                             Shares            Grant Date         Intrinsic Value
                                                         (in thousands)        Fair Value          (in millions)
     ------------------------------------------------------------------------------------------------------------
     Nonvested at February 28, 2007....................       3,975              $19.63
     Granted...........................................         663              $14.28
     Vested............................................        (146)             $19.51
     Forfeited.........................................        (407)             $19.58
                                                             ------
     Nonvested at August 31, 2007......................       4,085              $18.74                $44.4

     Total unrecognized compensation expense related to nonvested stock and nonvested stock units at August 31, 2007, was $36.6 million and is expected to be recognized over a weighted average period of 1.9 years.

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


                                 Page 10 of 32


     The components of comprehensive (loss) income, net of taxes, were as follows:


                                                                       Three Months Ended                 Six Months Ended
                                                                            August 31                         August 31
     (Amounts in millions)                                            2007            2006              2007           2006
     ----------------------------------------------------------------------------------------       ---------------------------
     Net (loss) earnings.......................................      $(62.8)          $10.0           $(117.4)         $16.4
     Foreign currency translation..............................         2.6            (0.9)             19.2            6.8
     Other.....................................................         0.1               -               0.1              -
                                                                   --------------------------       ---------------------------
     Comprehensive (loss) income...............................      $(60.1)          $ 9.1           $ (98.1)         $23.2
                                                                   ==========================       ===========================

8.   Common Stock Repurchased

     The company's  board of directors has  authorized  the  repurchase of up to
     $1.2 billion of common stock, of which $233.7 million remained available at
     August 31, 2007. As of August 31, 2007,  the company had  repurchased  60.4 million  shares of  common  stock at a cost of  $966.3  million,  excluding commission fees,  cumulatively  since the inception of the stock repurchase program.

     The company's stock repurchase activity for the three months and six months ended August 31, 2007, was as follows:

                                                                         Three Months Ended            Six Months Ended
     (Amounts in millions)                                                 August 31, 2007              August 31, 2007
     ------------------------------------------------------------------------------------------------------------------
     Total number of shares repurchased...........................               -                            2.5
     Cost, excluding commission fees..............................            $  -                           $46.7

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

     On December 22, 2005, the benefit restoration plan was amended to permit W.
     Alan McCollough to elect to receive a lump-sum payment following his retirement, allowing him to receive the maximum benefit payable under the plan. This lump-sum payment resulted in a loss due to settlement of $0.3 million for the first half of fiscal 2007.


                                 Page 11 of 32


     The components of the net pension (income) expense for the plans were as follows:

                                                                  Three Months Ended                   Six Months Ended
                                                                        August 31                          August 31
     (Amounts in thousands)                                      2007             2006               2007            2006
     -----------------------------------------------------------------------------------        ---------------------------
     Service cost...........................................     $   589         $   657          $  1,178          $ 1,435
     Interest cost.........................................        4,020           3,789             8,040            7,583
     Expected return on plan assets........................       (5,182)         (4,775)          (10,364)          (9,557)
     Recognized prior service cost.........................           53              54               107              108
     Recognized actuarial loss.............................          372             609               744            1,218
     Loss due to settlement................................            -             128                 -              319
                                                               -------------------------        ---------------------------
     Net pension (income) expense..........................      $  (148)        $   462          $   (296)         $ 1,106
                                                               =========================        ===========================

     The company did not make a contribution to the defined benefit pension plan during the six months ended August 31, 2007. No contributions are required during fiscal 2008 under applicable law for this pension plan. The company intends to make any contributions necessary to meet ERISA minimum funding standards and intends to make additional contributions as needed to ensure that the fair value of plan assets at February 29, 2008 exceeds the accumulated benefit obligation.

     A contribution of $0.7 million, which is equal to the expected benefit payments for fiscal 2008, is expected to be made to the restoration plan during fiscal 2008. Benefit payments during the six months ended August 31, 2007, were $0.3 million.

10.  Discontinued Operations

     For the three months and six months ended August 31, 2007, net earnings from discontinued operations totaled $0.2 million and $0.5 million, which are net of $0.1 million and $0.3 million of income taxes, respectively.
     These amounts primarily relate to the operations of the Rogers Plus(R) stores, of which the management was returned to Rogers Wireless Inc. in January 2007.

     For the quarter ended August 31, 2006, the net loss from discontinued operations totaled $1.6 million, which is net of $0.6 million of income taxes, and related to the operations of the Rogers Plus(R) stores and a domestic segment operation that was closed in fiscal 2007. This $0.6 million of income tax benefit was offset by $0.5 million of income tax expense resulting from a revision of management's estimate regarding certain tax uncertainties associated with the company's discontinued bankcard operation.

     For the six months ended August 31, 2006, the net loss from discontinued operations totaled $2.3 million, which is net of $1.0 million of income taxes, and related to the operations of the Rogers Plus(R) stores and a domestic segment operation that was closed in fiscal 2007. This $1.0 million of income tax benefit was offset by $0.5 million of income tax expense associated with the company's discontinued bankcard operation as discussed above.

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


                                 Page 12 of 32


     Net sales by reportable segment were as follows:

                                                                       Three Months Ended              Six Months Ended
                                                                            August 31                       August 31
     (Amounts in millions)                                            2007           2006              2007           2006
     ----------------------------------------------------------------------------------------      --------------------------
     Domestic segment..........................................     $2,511.4         $2,680.6         $4,888.3       $5,166.1
     International segment.....................................        132.5            137.9            241.2          249.0
                                                                 ----------------------------      --------------------------
     Net sales.................................................     $2,644.0         $2,818.5         $5,129.5       $5,415.1
                                                                 ============================      ==========================


     Net (loss) earnings from continuing operations by reportable segment were as follows:

                                                                       Three Months Ended              Six Months Ended
                                                                            August 31                       August 31
     (Amounts in millions)                                            2007           2006              2007             2006
     ----------------------------------------------------------------------------------------      -------------------------
     Domestic segment..........................................       $(63.2)           $10.5         $(120.6)         $19.8
     International segment.....................................          0.1              1.2             2.8           (2.8)
                                                                  ---------------------------      -------------------------
     Net (loss) earnings from continuing operations............       $(63.1)           $11.7         $(117.9)         $17.0
                                                                  ===========================      ==========================

     The international segment's net earnings from continuing operations for the first half of fiscal 2008 include $4.7 million, after-tax, of additional sales proceeds related to a former subsidiary.

     Total assets by reportable segment were as follows:

                                                                  At August 31        At February 28
     (Amounts in millions)                                            2007                 2007
     ------------------------------------------------------------------------------------------------
     Domestic segment.........................................      $3,677.2              $3,657.5
     International segment....................................         360.3                 349.8
                                                                  -----------------------------------
     Total assets.............................................      $4,037.5              $4,007.3
                                                                    =================================

     The domestic segment net sales by category were as follows:

                                                  Three Months Ended August 31                  Six Months Ended August 31
                                                 2007                  2006(a)                  2007                   2006(a)
                                                      % of                    % of                     % of                  % of
     (Dollar amounts in millions)              $      Sales          $        Sales          $         Sales        $         Sales
     -------------------------------------------------------------------------------   ---------------------------------------------
     Video..............................    $  948.2    37.8%     $1,067.5    39.8%       $1,882.2     38.5%     $2,099.3     40.6%
     Information technology.............       774.7    30.8         743.0    27.7         1,403.3     28.7       1,361.8     26.4
     Audio..............................       325.8    13.0         388.7    14.5           660.7     13.5         769.3     14.9
     Entertainment......................       267.1    10.6         242.1     9.1           539.7     11.1         500.9      9.7
     Warranty, services
         and other(b)...................       195.6     7.8         239.3     8.9           402.5      8.2         434.8      8.4
                                         -------------------------------------------   ---------------------------------------------
     Net sales..........................    $2,511.4   100.0%     $2,680.6   100.0%       $4,888.3    100.0%     $5,166.1    100.0%
                                         ==========================================    ============================================

     (a) Reclassifications have been made to conform with the current year presentation. These include reclassifying sales from video and information technology to warranty, services and other.
     (b)  Warranty,  services and other  includes  extended  warranty net sales;
     revenues from PC services, mobile installations, home theater installations and product repairs; net financing; and revenues from third parties for services subscriptions.


                                 Page 13 of 32


     The international segment net sales by category were as follows:

                                                  Three Months Ended August 31                  Six Months Ended August 31
                                                 2007                 2006                     2007                   2006
                                                      % of                    % of                     % of                  % of
     (Dollar amounts in millions)              $      Sales          $        Sales          $         Sales        $         Sales
     -------------------------------------------------------------------------------   ---------------------------------------------
     Video..............................     $ 26.2   19.7%        $ 27.4     19.9%         $ 46.2     19.2%       $ 47.9     19.2%
     Information technology.............       46.6   35.2           53.0     38.4            86.4     35.7          97.6     39.2
     Audio..............................       45.2   34.1           43.9     31.9            81.7     33.9          79.7     32.0
     Entertainment......................        6.2    4.7            4.8      3.5            11.2      4.7           8.0      3.2
     Warranty, services
         and other(a)...................        8.3    6.3            8.7      6.3            15.6      6.5          15.8      6.3
                                          ------------------------------------------   ---------------------------------------------
     Net sales..........................     $132.5  100.0%        $137.9    100.0%         $241.2    100.0%       $249.0    100.0%
                                          =========================================    ============================================

     (a) Warranty, services and other includes extended warranty sales and product repair revenue.

12.  Supplemental Consolidated Statements of Cash Flows Information

     The following table summarizes supplemental cash flow information.

                                                                                                Six Months Ended
                                                                                                     August 31
     (Amounts in millions)                                                                    2007              2006
     ----------------------------------------------------------------------------------------------------------------
     Supplemental schedule of non-cash investing and financing activities:
       Increase in capital expenditure accrual...........................................    $ 1.7           $24.2
       Capital lease obligation..........................................................    $ 5.2           $   -
       (Decrease) increase in sale-leaseback receivables.................................    $(8.2)          $ 2.4


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

We are a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. We have two reportable segments: our domestic segment and our international segment.

Our domestic segment is engaged in the business of selling  brand-name  consumer electronics, personal computers, entertainment software, and related services in our  stores in the  United  States  and via the Web at  www.circuitcity.com  and
www.firedog.com.   At  August  31,  2007,  the  domestic  segment  operated  652
Superstores and 13 other stores in 158 U.S. media markets.

Our international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. The international segment's headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada primarily under the trade name The Source By Circuit
CitySM. At August 31, 2007, the international segment conducted business through 800 retail stores and dealer outlets, which consisted of 508 company-owned stores, 291 dealer outlets and 1 Battery Plus(R) store. The international segment also operates a Web site at www.thesource.ca.

In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation. We are continuing to explore our strategic options, but do not expect any decisions regarding InterTAN will occur prior to January 2008.

Effective January 28, 2007, we returned the management of 92 Rogers Plus(R) stores to Rogers Wireless Inc. in accordance with the Amending Agreement dated
March 27, 2004, between Rogers Wireless Inc. and InterTAN


                                 Page 14 of 32


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

Within the financial tables in this Quarterly Report Form 10-Q, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.
Percentages presented are calculated from the underlying whole-dollar amounts.

EXECUTIVE SUMMARY

Fiscal 2008 Second Quarter Performance

o Net sales declined 6.2 percent, driven by a comparable store sales decline of 7.9 percent. In the same period last fiscal year, we posted total sales growth of 11.1 percent and comparable store sales growth of 8.5 percent.

o In the domestic segment, direct channel sales, which include Web- and call center-originated sales, grew 20 percent and PC services and home theater installation revenues grew 22 percent over the same period last year.

o Gross profit margin declined 313 basis points compared with last year's result due to a decrease in merchandise margins, which was driven primarily by a greater mix of PC hardware sales as well as a decrease in PC hardware and television margins, and a decrease in domestic segment extended warranty net sales.

o SG&A expenses as a percentage of net sales increased from the prior year by 234 basis points, which primarily reflects the deleveraging impact of lower sales and incremental expenses associated with new stores, information technology and services.

o The loss from continuing operations before income taxes was 4.8 percent of net sales compared with earnings from continuing operations before income taxes of 0.7 percent of net sales in the same period last year.

o We reported a net loss from continuing operations of $63.1 million, or 38 cents per diluted share, for the second quarter of fiscal 2008, compared with net earnings from continuing operations of $11.7 million, or 7 cents per diluted share, in the same period last year.


                                 Page 15 of 32


CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies under Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2007
Annual Report on Form 10-K. These policies relate to inventory valuation, goodwill, accrued lease termination costs, stock-based compensation and pension plans. We have updated our critical accounting policy for income taxes due to our adoption of Financial Accounting Standards Board (FASB) Interpretation No.
48,  "Accounting  for  Uncertainty in Income Taxes - an  interpretation  of FASB
Statement No. 109" (FIN 48).

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting
Standard (SFAS) No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain tax assets and liabilities. SFAS No. 109 requires that deferred tax assets be reduced by valuation allowances if it is more likely than not that some portion of the deferred tax asset will not be realized.
Quarterly, we assess the likelihood that the benefits of a deferred tax asset will be realized by considering historical and projected taxable income and tax planning strategies. Should a change in circumstances lead to a change in our judgment regarding the realization of deferred tax assets in future years, we adjust the valuation allowances in the period that the change in circumstances occurs, along with a current charge or credit to net earnings. Significant changes to our estimates and assumptions may result in an increase or decrease to our tax expense in a subsequent period.

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

Our unrecognized tax benefits were $35.1 million at August 31, 2007, and $15.2 million at February 28, 2007. In conjunction with the adoption of FIN 48, we have classified unrecognized tax benefits not expected to be settled in one year as other liabilities on the consolidated balance sheet. Additional discussion and the impact of adopting this Interpretation are included in Note 4, Income
Taxes, of the Notes to Consolidated  Financial  Statements,  included in Item 1,
Financial Statements, of this Quarterly Report on Form 10-Q.


RESULTS OF OPERATIONS

Our  operations,  consistent  with other  retailers  in general,  are subject to seasonal  influences.  Historically,  we have realized more of our net sales and net earnings in the fourth  quarter,  which includes the majority of the holiday selling season, than in any other fiscal quarter. The net earnings (loss) of any quarter are seasonally  disproportionate  to net sales since  administrative and
certain  operating   expenses  remain  relatively   constant  during  the  year.
Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Summary of Segment Performance

Where relevant, we have included separate discussions of our domestic and international segments. The following tables summarize performance by segment.


                                 Page 16 of 32


FISCAL 2008 SEGMENT PERFORMANCE SUMMARY


                                                             Three Months Ended August 31, 2007
                                                 Domestic                 International                Consolidated
                                                           % of                        % of                       % of
(Dollar amounts in millions)                   $           Sales           $           Sales            $         Sales
-------------------------------------------------------------------------------------------------------------------------
Net sales...............................     $2,511.4     100.0%         $132.5      100.0%         $2,644.0      100.0%
Gross profit............................     $  497.5      19.8%         $ 48.5       36.6%         $  546.0       20.7%
Selling, general and administrative
    expenses............................     $  631.4      25.1%         $ 46.5       35.1%         $  677.9       25.6%
Net (loss) earnings from continuing
    operations..........................     $  (63.2)     (2.5)%        $  0.1        0.1%         $  (63.1)      (2.4)%




                                                              Six Months Ended August 31, 2007
                                                 Domestic                 International                Consolidated
                                                           % of                        % of                       % of
(Dollar amounts in millions)                   $           Sales           $           Sales            $         Sales
-------------------------------------------------------------------------------------------------------------------------
Net sales...............................     $4,888.3     100.0%         $241.2      100.0%         $5,129.5      100.0%
Gross profit............................     $1,017.9      20.8%         $ 88.2       36.6%         $1,106.2       21.6%
Selling, general and administrative
    expenses............................     $1,243.9      25.4%         $ 82.4       34.2%         $1,326.3       25.9%
Net (loss) earnings from continuing
    operations..........................     $(120.6)     (2.5)%         $  2.8        1.1%         $ (117.9)      (2.3)%



FISCAL 2007 SEGMENT PERFORMANCE SUMMARY


                                                             Three Months Ended August 31, 2006
                                                 Domestic                 International                Consolidated
                                                           % of                        % of                       % of
(Dollar amounts in millions)                   $           Sales           $           Sales            $         Sales
-------------------------------------------------------------------------------------------------------------------------
Net sales...............................     $2,680.6     100.0%         $137.9      100.0%         $2,818.5      100.0%
Gross profit............................     $  619.6      23.1%         $ 50.5       36.6%         $  670.1       23.8%
Selling, general and administrative
    expenses............................     $  608.4      22.7%         $ 48.3       35.0%         $  656.7       23.3%
Net earnings from continuing
    operations..........................     $   10.5       0.4%         $  1.2        0.9%         $   11.7        0.4%




                                                              Six Months Ended August 31, 2006
                                                 Domestic                 International                Consolidated
                                                           % of                        % of                       % of
(Dollar amounts in millions)                   $           Sales           $           Sales            $         Sales
-------------------------------------------------------------------------------------------------------------------------
Net sales...............................     $5,166.1     100.0%         $249.0      100.0%         $5,415.1      100.0%
Gross profit............................     $1,214.5      23.5%         $ 91.4       36.7%         $1,305.9       24.1%
Selling, general and administrative
    expenses............................     $1,196.0      23.2%         $ 95.0       38.1%         $1,291.0       23.8%
Net earnings (loss) from continuing
    operations..........................     $  19.8       0.4%          $ (2.8)      (1.1)%        $   17.0        0.3%


                                 Page 17 of 32


Net Sales

Consolidated

For the second  quarter of fiscal 2008,  our net sales  decreased 6.2 percent to
$2.64 billion,  and comparable  store sales  decreased 7.9 percent from the same period  last  fiscal  year.  Net sales for the first six  months of fiscal  2008 decreased  5.3  percent to $5.13  billion  from $5.42  billion for the first six months of last fiscal year. Comparable store sales decreased 6.8 percent for the first six months of fiscal 2008.

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

o information technology, which includes PC hardware, telecommunications products and related accessories;

o audio, which includes home audio products, mobile audio products, portable audio products, navigation products, and related accessories;

o    entertainment,   which  includes  movie  software,   music  software,  game
     software, game hardware and personal computer software; and

o    warranty,  services and other,  which includes extended warranty net sales;
     revenues from PC services, mobile installations, home theater installations and product repairs; net financing; and revenues received from third parties for services subscriptions.


Domestic Segment

For the second quarter of fiscal 2008, the domestic segment's net sales were $2.51 billion, a decrease of 6.3 percent from the same period last fiscal year.
Comparable store sales decreased 8.0 percent driven primarily by a decline in conversion rates as a result of the significant amount of change imposed on the organization as well as a sharp decline in sales of tube and projection televisions. While still negative, the comparable store sales change improved each successive period of the quarter across most regions. We experienced particular regional sales weakness in the Southeast region and California. For the quarter, direct channel sales, including Web- and call center-originated sales, grew 20 percent, and PC services and home theater installation revenues grew 22 percent over the same period last fiscal year.

For the six months ended August 31, 2007, domestic segment's net sales were $4.89 billion, a decrease of 5.4 percent over the same period last fiscal year.
Comparable store sales decreased 7.0 percent.

The domestic segment's net sales represented by each major sales category for the periods ended August 31, 2007 and 2006, are shown below.


                                 Page 18 of 32


NET SALES BY CATEGORY


                                               Three Months Ended August 31                  Six Months Ended August 31
                                              2007                2006(a)                   2007                  2006(a)
                                                   % of                    % of                     % of                  % of
(Dollar amounts in millions)                $      Sales          $        Sales          $         Sales        $         Sales
---------------------------------------------------------------------------------   ---------------------------------------------
Video................................    $  948.2    37.8%     $1,067.5    39.8%       $1,882.2     38.5%      $2,099.3    40.6%
Information technology...............       774.7    30.8         743.0    27.7         1,403.3     28.7        1,361.8    26.4
Audio................................       325.8    13.0         388.7    14.5           660.7     13.5          769.3    14.9
Entertainment........................       267.1    10.6         242.1     9.1           539.7     11.1          500.9     9.7
Warranty, services and other.........       195.6     7.8         239.3     8.9           402.5      8.2          434.8     8.4
                                       ------------------------------------------   ---------------------------------------------
Net sales............................    $2,511.4   100.0%     $2,680.6   100.0%       $4,888.3    100.0%      $5,166.1   100.0%
                                      ==========================================    ============================================

(a)  Reclassifications   have  been  made  to  conform  with  the  current  year
presentation.  These  include  reclassifying  sales from  video and  information technology to warranty, services and other.

In the video category, we generated a double-digit comparable store sales decrease in the second quarter. Comparable store sales of flat panel televisions increased by double digits. Total television comparable store sales decreased by double digits, as significant comparable store sales decreases in projection and tube televisions more than offset the flat panel television increase. Comparable store sales of digital imaging products and accessories decreased by a low single digit. Comparable store sales of camcorders and DVD hardware declined by double digits.

In  the  information   technology  category,  we  generated  a  low-single-digit
comparable store sales increase in the second quarter. Comparable store sales of notebook  computers  increased by double digits,  and comparable  store sales of desktop computers declined by a low single digit compared with the prior year.

In the audio category, we generated a double-digit comparable store sales decrease in the second quarter. Comparable store sales of navigation products increased by strong double digits. Comparable store sales of portable digital audio, mobile, home audio and digital satellite radio products declined by double digits.

In the entertainment category, we generated a high-single-digit comparable store
sales  increase  in  the  second  quarter,   reflecting  a  strong  double-digit
comparable  store sales  increase in video gaming  products  and a  double-digit comparable store sales increase in PC software.  Comparable store sales of video software and music software declined by double digits.

Domestic segment extended warranty net sales were $67.0 million, or 2.7 percent of domestic segment net sales, in the second quarter, compared with $107.7 million, or 4.0 percent of domestic segment net sales, in the same period last year. This decrease was primarily due to reduced attachment rates resulting from poor execution as the business was undergoing significant amounts of change. PC services and home theater installation revenues increased 22 percent to $63.6 million from $52.1 million in the same period last year.

The following table provides the number of our domestic segment stores:

DOMESTIC SEGMENT STORE MIX


                                                         Aug. 31, 2007       Feb. 28, 2007         Aug. 31, 2006
----------------------------------------------------------------------------------------------------------------
Superstores.......................................            652                 642                   632
Other stores......................................             13                  12                     5
                                                      ----------------------------------------------------------
Total domestic segment stores.....................            665                 654                   637
                                                      ==========================================================

During the second quarter of fiscal 2008, we opened nine incremental Superstores and relocated four Superstores.


                                 Page 19 of 32


International Segment

The international segment's net sales decreased 3.9 percent to $132.5 million for the second quarter of fiscal 2008, compared with $137.9 million for the second quarter of last fiscal year. The decrease was driven by the impact of the year-over-year decrease of 57 retail stores and dealer outlets, net of openings, as well as the comparable store sales decline of 4.4 percent in local currency for the quarter. The effect of fluctuations in foreign currency exchange rates favorably impacted the sales decline by approximately 5 percentage points.

For the six months ended August 31, 2007, the international  segment's net sales decreased 3.1 percent to $241.2  million,  compared with $249.0  million for the six months ended August 31, 2006. The effect of fluctuations in foreign currency
exchange  rates  favorably   impacted  the  sales  decline  by  approximately  3
percentage  points.  Comparable  store  sales  decreased  0.3  percent  in local currency for the first six months of fiscal 2008.

NET SALES BY CATEGORY

                                                  Three Months Ended August 31                  Six Months Ended August 31
                                                 2007                 2006                     2007                   2006
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                   $      Sales          $        Sales           $        Sales         $        Sales
------------------------------------------------------------------------------------   ---------------------------------------------
Video...................................     $ 26.2   19.7%        $ 27.4     19.9%         $ 46.2     19.2%       $ 47.9     19.2%
Information technology..................       46.6   35.2           53.0     38.4            86.4     35.7          97.6     39.2
Audio...................................       45.2   34.1           43.9     31.9            81.7     33.9          79.7     32.0
Entertainment...........................        6.2    4.7            4.8      3.5            11.2      4.7           8.0      3.2
Warranty, services and other............        8.3    6.3            8.7      6.3            15.6      6.5          15.8      6.3
                                          ------------------------------------------   ---------------------------------------------
Net sales...............................     $132.5  100.0%        $137.9    100.0%         $241.2    100.0%       $249.0    100.0%
                                          =========================================    ============================================

INTERNATIONAL SEGMENT STORE MIX

                                                         Aug. 31, 2007       Feb. 28, 2007         Aug. 31, 2006
----------------------------------------------------------------------------------------------------------------
Company-owned stores..............................            508                 509                   541
Dealer outlets....................................            291                 296                   298
Battery Plus(R) stores..............................            1                   1                    18
                                                        ---------------------------------------------------------
Total international segment stores................            800                 806                   857
                                                      ===========================================================

Effective January 28, 2007, we returned the management of 92 Rogers Plus(R) stores to Rogers Wireless Inc. in accordance with the Amending Agreement dated
March 27, 2004,  between  Rogers  Wireless  Inc. and InterTAN  Canada Ltd. As of
August 31, 2006, there were 92 Rogers Plus(R) stores in operation. Results from these stores are presented as results from discontinued operations in all periods presented.



Gross Profit Margin

Consolidated

The gross profit margin was 20.7 percent of net sales in the second quarter of fiscal 2008, compared with 23.8 percent for the same period last fiscal year.
For the first six months of fiscal 2008, the gross profit margin was 21.6 percent of net sales, compared with 24.1 percent for the same period last fiscal year.


                                 Page 20 of 32


Domestic Segment

The domestic segment's gross profit margin was 19.8 percent of domestic segment net sales in the second quarter of fiscal 2008, compared with 23.1 percent for the same period last fiscal year. The 331 basis point decrease impacted the consolidated gross profit margin decline by 317 basis points. The decrease was primarily driven by a decrease of 191 basis points in merchandise margins as a percent of domestic segment net sales. The lower merchandise margins were driven by a greater mix of lower-margin PC hardware sales as well as a decrease in PC hardware and television margins. The margin rate was also negatively impacted by a decrease of 135 basis points in extended warranty net sales as a percent of domestic segment net sales.

For the first half of fiscal 2008, the domestic segment's gross profit margin was 20.8 percent of domestic net sales, compared with 23.5 percent for the same period last fiscal year. The margin rate decline was primarily driven by a decrease of 154 basis points in merchandise margins as a percent of domestic segment net sales. The lower merchandise margins were driven by a greater mix of lower-margin PC hardware sales as well as a decrease in PC hardware and television margins. The margin rate was also negatively impacted by a decrease of 99 basis points in extended warranty net sales as a percent of domestic segment net sales.

International Segment

The   international   segment's   gross  profit   margin  was  36.6  percent  of
international  segment net sales in the second quarter of fiscal 2008,  compared with 36.6  percent for the same  period last fiscal year and did not  materially impact the consolidated gross profit margin decline.

For the first half of fiscal 2008, the international segment's gross profit margin was 36.6 percent of net sales, compared with 36.7 percent for the same period last fiscal year and did not materially impact the consolidated gross profit margin decline.


Selling, General and Administrative Expenses

Consolidated

                                                  Three Months Ended August 31                  Six Months Ended August 31
                                                 2007                 2006                     2007                   2006
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                   $      Sales          $        Sales          $         Sales        $         Sales
------------------------------------------------------------------------------------   ---------------------------------------------
Store expenses..........................     $566.1   21.4%        $563.1     20.0%       $1,122.9     21.9%     $1,097.1     20.3%
General and administrative
     expenses...........................       99.3    3.8           83.6      3.0           184.8      3.6         171.0      3.2
Stock-based compensation
     expense............................        5.7    0.2            6.6      0.2            10.2      0.2          15.3      0.3
Remodel expenses........................          -      -            0.5        -               -        -           0.5        -
Relocation expenses.....................        3.4    0.1            0.5        -             4.5      0.1           2.0        -
Pre-opening expenses....................        3.4    0.1            2.4      0.1             3.9      0.1           5.0      0.1
                                          ------------------------------------------   ---------------------------------------------
Total  .................................     $677.9   25.6%        $656.7     23.3%       $1,326.3     25.9%     $1,291.0     23.8%
                                          =========================================    ============================================

Selling,  general and administrative  expenses were 25.6 percent of consolidated net sales in the second  quarter of fiscal 2008,  compared with 23.3 percent for the same period last fiscal year.  The domestic  segment  contributed  230 basis points to the 234 basis point increase in the consolidated selling,  general and
administrative   expense-to-sales   ratio,  while  the  international  segment's
selling,  general and administrative  expense-to-sales  ratio did not materially impact the consolidated expense-to-sales ratio.

For the first half of fiscal 2008, selling, general and administrative expenses as a percentage of sales increased 202 basis points from the same period last fiscal year. The domestic segment contributed 216 basis


                                 Page 21 of 32


points to the 202 basis point increase in the consolidated expense-to-sales ratio, while the international segment's decline in expenses partially offset this increase.

Domestic Segment

                                                  Three Months Ended August 31                  Six Months Ended August 31
                                                 2007                 2006                     2007                   2006
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                   $      Sales          $        Sales          $         Sales        $         Sales
------------------------------------------------------------------------------------   ---------------------------------------------
Store expenses..........................     $527.4   21.0%        $524.2     19.6%       $1,051.5     21.5%     $1,021.1     19.8%
General and administrative
     expenses...........................       91.7    3.7           74.5      2.8           174.1      3.6         153.3      3.0
Stock-based compensation
     expense............................        5.6    0.2            6.4      0.2             9.9      0.2          14.0      0.3
Remodel expenses........................          -      -            0.5        -               -        -           0.5        -
Relocation expenses.....................        3.4    0.1            0.5        -             4.5      0.1           2.0        -
Pre-opening expenses....................        3.4    0.1            2.4      0.1             3.9      0.1           5.0      0.1
                                          ------------------------------------------   ---------------------------------------------
Total  .................................     $631.4   25.1%        $608.4     22.7%       $1,243.9     25.4%     $1,196.0     23.2%
                                          =========================================    ============================================

For  the  three  months  ended   August  31,   2007,   the  domestic   segment's
expense-to-sales  ratio  increased  245 basis  points  from the same period last fiscal year. The increase primarily reflects the overall  deleveraging impact of lower sales; 133 basis points in occupancy costs due primarily to store openings and increased building maintenance;  and 73 basis points in incremental expenses in information  technology and services.  The unfavorable impacts were partially offset by a decrease in compensation  and travel expenses that resulted from our expense reduction initiatives.

For  the  six  months   ended   August  31,   2007,   the   domestic   segment's
expense-to-sales  ratio  increased  230 basis  points  from the same period last fiscal year. The increase  primarily  reflects the deleveraging  impact of lower sales;  106 basis  points  relating to  increased  occupancy  costs due to store openings; and 81 basis points in incremental expenses for information technology and services.

International Segment

                                                  Three Months Ended August 31                  Six Months Ended August 31
                                                 2007                 2006                     2007                   2006
                                                      % of                    % of                     % of                  % of
(Dollar amounts in millions)                   $      Sales          $        Sales            $       Sales          $      Sales
------------------------------------------------------------------------------------   ---------------------------------------------
Store expenses..........................      $38.8   29.3%         $38.9     28.2%          $71.4     29.6%        $76.0     30.5%
General and administrative
     expenses...........................        7.5    5.7            9.2      6.7            10.7      4.4          17.7      7.1
Stock-based compensation
     expense............................        0.2    0.1            0.2      0.1             0.3      0.1           1.3      0.5
                                          ------------------------------------------   ---------------------------------------------
Total  .................................      $46.5   35.1%         $48.3     35.0%          $82.4     34.2%        $95.0     38.1%
                                          =========================================    ============================================

For the three months ended August 31, 2007, the international segment's expense-to-sales ratio was relatively flat compared to last fiscal year's result and did not materially impact the consolidated expense-to-sales ratio increase.

For  the  six  months  ended  August  31,  2007  the   international   segment's
expense-to-sales  ratio  decreased  400 basis  points  from the same period last fiscal year primarily due to $7.5 million of additional  sales proceeds  related to  a  former  subsidiary,  reducing  fiscal  2008  general  and  administrative expenses.


                                 Page 22 of 32


Income Tax (Benefit) Expense

The consolidated effective income tax rate applicable to results from continuing operations was 44.0 percent for the six months ended August 31, 2007, and 38.2 percent for the six months ended August 31, 2006. The increase in the effective tax rate is the result of an increase in projected tax-exempt investment income in proportion to the projected full-year net loss from continuing operations.
The increase was partially offset by the recognition of a valuation allowance of $0.7 million related to the international segment. The valuation allowance was related to a capital loss carryforward.

Net (Loss) Earnings from Continuing Operations

The net loss from continuing operations was $63.1 million, or 38 cents per diluted share, in the three months ended August 31, 2007, compared with net earnings from continuing operations of $11.7 million, or 7 cents per diluted share, in the same period last fiscal year.

For the six months ended August 31, 2007, the net loss from continuing operations was $117.9 million, or 71 cents per diluted share, compared with the net earnings from continuing operations of $17.0 million, or 10 cents per diluted share, for the same period last fiscal year.

Earnings (Loss) from Discontinued Operations

For the three months and six months ended August 31, 2007, net earnings from discontinued operations totaled $0.2 million and $0.5 million, which are net of $0.1 million and $0.3 million of income taxes, respectively. These amounts primarily relate to the operations of the Rogers Plus(R) stores, of which the management was returned to Rogers Wireless Inc. in January 2007.

For the quarter ended August 31, 2006, the net loss from discontinued operations totaled $1.6 million, which is net of $0.6 million of income taxes, and related to the operations of the Rogers Plus(R) stores and a domestic segment operation that was closed in fiscal 2007. This $0.6 million of income tax benefit was offset by $0.5 million of income tax expense resulting from a revision of management's estimate regarding certain tax uncertainties associated with our discontinued bankcard operation.

For the six months ended August 31, 2006, the net loss from discontinued operations totaled $2.3 million, which is net of $1.0 million of income taxes, and related to the operations of the Rogers Plus(R) stores and a domestic segment operation that was closed in fiscal 2007. This $1.0 million of income tax benefit was offset by $0.5 million of income tax expense associated with our discontinued bankcard operation as discussed above.

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


                                 Page 23 of 32


In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS
No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective for us beginning with the first quarter of fiscal
2009. We have not yet determined the impact of adopting this standard.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows

Cash Flows Summary
The following  table  summarizes  our cash flows for the six months ended August
31, 2007 and 2006:

                                                                  Six Months Ended
                                                                       August 31
(Amounts in millions)                                           2007             2006
----------------------------------------------------------------------------------------
Net cash (used in) provided by:
  Operating activities....................................    $(133.3)          $(69.3)
  Investing activities....................................      178.4            105.2
  Financing activities....................................      (69.1)           (50.9)
  Discontinued operations.................................       12.2             (4.8)
Effect of exchange rate changes on cash...................        1.5                -
                                                             -------------------------
Decrease in cash and cash equivalents.....................    $ (10.2)          $(19.8)
                                                             =========================

Operating Activities
For the six months ended August 31, 2007, net cash used in operating activities was $133.3 million, compared with net cash used in operating activities of $69.3 million in the six months ended August 31, 2006. The change was due primarily to the net loss for the six months ended August 31, 2007, compared with net earnings for the six months ended August 31, 2006. Collections of accounts receivable partially offset the cash used by operations during the six months ended August 31, 2007. During the six months ended August 31, 2007, accounts receivable decreased $55.8 million as we collected vendor receivables more quickly. During the six months ended August 31, 2006, accounts receivable increased $65.9 million.

Investing Activities
Net cash provided by investing activities was $178.4 million for the six months ended August 31, 2007, compared with $105.2 million for the six months ended
August 31, 2006. The increase in cash provided by investing activities was due primarily to an increase in net sales and maturities of investment securities, partially offset by increased purchases of property and equipment as we make investments in new Superstores.

Financing Activities
For the six months ended August 31, 2007, net cash used in financing activities was $69.1 million, compared with net cash used in financing activities of $50.9 million in the six months ended August 31, 2006. The change was due primarily to decreases in cash provided by the issuance of common stock and changes in overdraft balances. Decreases in sources of cash were partially offset by a decrease in cash used to repurchase common stock.

The board of directors has authorized the repurchase of up to $1.2 billion of common stock, of which $233.7 million remained available at August 31, 2007.
During the three months ended August 31, 2007, we did not


                                 Page 24 of 32


repurchase common stock primarily due to our desire to maintain a strong cash position as the business was undergoing a significant amount of change and as we faced an uncertain macroeconomic environment. During the six months ended August
31, 2007, we used cash to repurchase 2.5 million shares of common stock at an average price of $18.68 per share, for a total price of $46.7 million, excluding commission fees. During the same period last fiscal year, we used cash to repurchase 4.3 million shares of common stock at an average price of $27.23 per share, for a total price of $117.0 million, excluding commission fees. As of August 31, 2007, we had repurchased 60.4 million shares of common stock at an average price of $16.01 per share, for a total price of $966.3 million, excluding commission fees, cumulatively since the inception of the stock repurchase program.

During fiscal 2007, the board of directors authorized an increase in our quarterly dividend rate to $0.04 per share from the previous quarterly dividend of $0.0175 per share on our common stock. The dividend rate change was effective with the declaration of the quarterly dividend in the third quarter of fiscal
2007, resulting in an increase in cash used to pay dividends in the six months ended August 31, 2007, compared with the six months ended August 31, 2006.

Cash, Cash Equivalents and Short-term Investments
At August 31, 2007, we had cash, cash equivalents and short-term investments of $424.4 million, compared with $739.5 million at February 28, 2007. The $315.1 million decline in the cash position primarily reflects cash used to purchase property and equipment of $148.2 million and cash used by operations of $133.3 million. Stock repurchases and dividend payments of $60.2 million also drove the decrease in the cash position.

Net-owned Inventory
Merchandise inventory increased to $1.83 billion at August 31, 2007, from $1.64 billion at February 28, 2007. Net-owned inventory, calculated as merchandise inventory less merchandise payable, increased by $8.7 million from February 28, 2007, to August 31, 2007. International segment net-owned inventory increased
$19.6 million primarily due to a decrease in merchandise payables related to the timing of payments. International segment merchandise inventory increased primarily due to the impact of fluctuations in foreign currency exchange rates.
Domestic segment  net-owned  inventory  decreased by $10.9 million from February
28, 2007, to August 31, 2007. An increase in merchandise payables primarily related to the timing of payments was largely offset by seasonal inventory build.

Capital Expenditures
Capital expenditures, net of landlord reimbursements, were $133.2 million in the six months ended August 31, 2007, compared with $127.0 million in the same period last fiscal year. The increase in capital expenditures was driven primarily by increased investments in new and relocated Superstores.

Sources of Liquidity
We have a $500 million revolving credit facility secured by inventory and accounts receivable. This facility is scheduled to mature in June 2009. The credit facility provides for a $400 million borrowing limit for the domestic segment and a $100 million borrowing limit for the international segment. At
August 31, 2007, we had no short-term borrowings. At August 31, 2007, outstanding letters of credit were $58.1 million, leaving $441.9 million available for borrowing. We were in compliance with all covenants at August 31, 2007.

Our primary sources of liquidity include available cash, the expected reduction in net-owned inventory, borrowing capacity under the credit facility and landlord reimbursements. We expect that our primary sources of liquidity will be sufficient to fund capital expenditures and working capital for the foreseeable future.

Contractual Obligations and Contingencies
In March 2007, we signed a seven-year, $775 million information technology services contract with IBM. Also, as a result of the adoption of FIN 48, we had $34.9 million of unrecognized tax benefits and the related accrued interest recorded in other liabilities on the consolidated balance sheet at August 31, 2007. We are not able to reasonably estimate in which future periods these unrecognized tax benefits will be settled.


                                 Page 25 of 32


FINANCIAL OUTLOOK

We expect continued weakness in our third quarter results, with a net loss from continuing operations only slightly less than that of the second quarter. The marginal improvement will result from stabilizing performance levels in the domestic segment by the end of the quarter as the pace of change slows in both the stores and the store support center. We expect continued disruption for approximately 45 to 60 days as the stores fully adjust to the new in-store customer experience model, which rolled out nationwide during the last week of September. While the domestic segment's performance is expected to stabilize by the holiday selling season, the results could be negatively impacted by unfavorable macroeconomic trends. We expect to deliver a net profit for the fourth quarter and a full-year net loss from continuing operations.

We have rolled out our domestic segment's new point-of-sale system to 134 stores. We have paused our scale efforts, limiting new system implementation to new stores only. We expect to resume the full deployment after the holiday selling season. This pause will enable our Associates to focus on in-store execution.

We continue to expect to open 60 to 65 incremental and relocated domestic segment Superstores in fiscal 2008. Domestic segment Superstore openings estimates are shown in the following table. The timing of store openings depends upon a number of factors and can change during the year. The company expects approximately two-thirds of the openings to be in a 20,000 square foot format.

Domestic Segment Superstore Openings Estimates

                                              Q1(a)  Q2(a)    Q3        Q4       FY08
-------------------------------------------------------------------------------------
Incremental Superstores....................     0      9     18-19     16-18     43-46
Relocated Superstores......................     1      4      7-8       5-6      17-19
                                             -----------------------------------------
Total Superstore openings..................     1     13     25-27     21-24     60-65
                                           ===========================================

(a) First and second quarter openings are actual. On February 26, 2007, the company closed one store in advance of opening a replacement store in the first quarter of fiscal 2008. The replacement store is included in relocations for the first quarter of fiscal 2008.


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


                                 Page 26 of 32


o    the  successful  implementation  of our  initiatives  to  accelerate  sales growth, gross margin improvement and expense reductions;
o    our  ability  to reduce  our  overall  cost and  expense  structure  and to maintain cost reductions while growing sales;
o    our ability to control and leverage expenses as a percentage of sales;
o    changes in general  economic  conditions  including,  but not  limited  to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, personal discretionary spending levels, trends in consumer retail spending,  (both in general and in our product categories), unemployment and consumer sentiment about the economy in general;
o    the level of consumer  response to new products or product  features in the merchandise categories we sell and changes in our merchandise sales mix;
o    the pace of commoditization of digital products;
o    the  impact  of  inventory  and  supply  chain  management  initiatives  on inventory levels and profitability;
o    our ability to generate sales and margin growth through  expanded  services offerings;
o    the impact of new products and product  features on the demand for existing products and the pricing and profit margins associated with the products we sell;
o    significant changes in retail prices for products and services we sell;
o    changes in  availability  or cost of  financing  for  working  capital  and capital  expenditures,  including  financing to support  development of our business;
o    the lack of  availability  or access to sources of inventory or the loss or disruption in supply from one of our major suppliers;
o    our  inability  to  liquidate  excess  inventory  should  excess  inventory develop;
o    our inability to maintain sales and profitability  improvement programs for our Circuit City Superstores, including our store revitalization plan;
o    our ability to continue to generate  strong sales growth through our direct sales channel;
o    the  availability of appropriate  real estate locations for relocations and new stores;
o    the cost and timeliness of new store openings and relocations;
o    consumer  reaction to new store  locations  and changes in our store design and merchandise;
o    our ability and the ability of Chase Card Services to  successfully  market and promote the third party credit card program being offered by Chase Card
     Services;
o    the extent to which customers  respond to promotional  financing offers and the types of promotional terms we offer;
o    our ability to attract and retain an effective  management  team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;
o    the impact of initiatives  related to upgrading  merchandising,  marketing, point-of-sale  and information  systems on revenue and operating margin and the costs associated with these investments;
o    the potential financial, accounting and operational impact of delays in the implementation  and completion  schedules of the  point-of-sale and various merchandising and marketing systems;
o    changes in production or  distribution  costs or costs of materials for our advertising;
o    effectiveness  of our  advertising  and marketing  programs for  increasing consumer traffic and sales;
o    the imposition of new  restrictions  or  regulations  regarding the sale of products  and/or  services  we sell,  changes in tax rules and  regulations
     applicable   to,  the   imposition  of  new   environmental   restrictions,
     regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws;
o    our strategic evaluation of the international segment, including the impact of changes in credit markets
o    the timely  production and delivery of private-label  merchandise and level of consumer demand for those products;
o    reduced investment returns or other changes relative to the assumptions for our pension plans that impact our pension expense;
o    changes in our anticipated cash flow;
o    whether,  when and in what amounts share  repurchases may be made under our stock buyback program;
o    adverse results in significant litigation matters;
o    currency exchange rate  fluctuations  between Canadian and U.S. dollars and other currencies;


                                 Page 27 of 32


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

Inventory Purchases

A portion of  InterTAN's  purchases are from vendors  requiring  payment in U.S.
dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN's management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders; exchange rates, including forecasts from major financial institutions; local news; and other economic factors. At August 31, 2007, U.S. dollar open purchase orders totaled approximately $45.9 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $4.6 million for those orders. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, to the degree commercially feasible.

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

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting that occurred during the quarter ended August 31, 2007, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.


                                 Page 28 of 32


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended August 31, 2007:

                                                                                                               Approximate
                                                                                         Total Number        Dollar Value of
                                                                                          of Shares            Shares that
                                                                         Average        Purchased as           May Yet Be
                                                  Total Number            Price        Part of Publicly         Purchased
(Amounts in millions except per                    of Shares              Paid             Announced              Under
share data and footnote (a) data)                 Purchased(a)         per Share(a)          Program          the Program(b)
------------------------------------------------------------------------------------------------------------------------------
June 1 - June 30, 2007.......................             -              $    -                  -                  $233.7
July 1 - July 31, 2007.......................           0.1              $15.08                  -                  $233.7
August 1 - August 31, 2007...................             -              $10.87                  -                  $233.7
                                                -----------------                      -----------------
Total fiscal 2008 second quarter.............           0.1              $14.70                  -
                                                =================                      =================

(a) These columns include shares of common stock withheld to pay tax withholding obligations for employees in connection with the vesting of stock awards. The withholding of 68,231 shares in the month of July and 6,728 shares in the month of August are not considered part of the share repurchase program described in
(b) below.

(b) In January  2003,  the company  announced  that the board of  directors  had authorized the  repurchase of up to $200 million of common stock.  In June 2004,
the  company   announced  a  $200  million  increase  in  its  stock  repurchase authorization,  raising the repurchase  capacity to $400 million. In March 2005,
the  company   announced  a  $400  million  increase  in  its  stock  repurchase authorization,  raising the repurchase  capacity to $800 million.  In June 2006,
the  company   announced  a  $400  million  increase  in  its  stock  repurchase authorization,  raising the  repurchase  capacity to $1.2  billion.  There is no expiration  date under the  authorization.  At August 31, 2007,  $233.7  million remained available for stock repurchases under the $1.2 billion stock repurchase authorization.


                                 Page 29 of 32


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of the company's shareholders was held June 26, 2007.


(b)  At the annual meeting,  the  shareholders of the company elected Barbara S.
     Feigin, Allen B. King and Carolyn Y. Woo as directors for a three-year term and James F. Hardymon as director for a two-year term. The elections were approved by the following votes:

               Directors                  For                  Withheld
       -------------------------    ----------------         -------------
       Barbara S. Feigin              129,384,915             11,861,046
       Allen B. King                  137,758,359              3,487,602
       Carolyn Y. Woo                 137,797,810              3,448,151
       James F. Hardymon              131,009,244             10,236,717


(c) At the annual meeting, the shareholders of the company voted to ratify the appointment of KPMG LLP as the company's independent auditors for fiscal year 2008. This ratification was approved by the following votes:

                                                                 Broker
        For               Against             Abstain           Non-Vote
   --------------      --------------      ------------         --------
    138,868,286          1,589,308            788,367              0


ITEM 6.       EXHIBITS


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


                                 Page 30 of 32


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CIRCUIT CITY STORES, INC.
                (Registrant)



                By:   /s/ Philip J. Schoonover
                      --------------------------------------
                      Philip J. Schoonover
                      Chairman, President and
                      Chief Executive Officer
                      (Principal Executive Officer)



                By:   /s/ Bruce H. Besanko
                      --------------------------------------
                      Bruce H. Besanko
                      Executive Vice President and
                      Chief Financial Officer
                      (Principal Financial Officer)


                By:   /s/ Philip J. Dunn
                      --------------------------------------
                      Philip J. Dunn
                      Senior Vice President, Treasurer,
                      Controller and Chief Accounting Officer
                      (Principal Accounting Officer)




October 9, 2007


                                 Page 31 of 32


                                 EXHIBIT INDEX

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



                                 Page 32 of 32
