Form 10-Q
period 2007-11-30
CIRCUIT CITY STORES INC
filed 2008-01-09
CIK 104599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007

or

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

(804) 486 - 4000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2007
Common Stock, par value $0.50	168,366,176

CIRCUIT CITY STORES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Circuit City Stores, Inc.

Consolidated Statements of Operations (Unaudited)

(Amounts in thousands except per share data)

	Three Months Ended November 30		Nine Months Ended November 30
	2007	2006(a)	2007	2006(a)
Net sales	$2,963,686	$3,059,982	$8,093,191	$8,475,095
Cost of sales, buying and warehousing	2,397,997	2,384,135	6,421,306	6,493,341

Gross profit	565,689	675,847	1,671,885	1,981,754
Selling, general and administrative expenses	708,039	714,766	2,034,302	2,005,728

Operating loss	(142,350)	(38,919)	(362,417)	(23,974)
Interest income	2,550	5,744	12,145	18,584
Interest expense	395	1,034	562	1,359

Loss from continuing operations before income taxes	(140,195)	(34,209)	(350,834)	(6,749)
Income tax expense (benefit)	67,803	(14,260)	(24,970)	(3,762)

Net loss from continuing operations	(207,998)	(19,949)	(325,864)	(2,987)
Earnings (loss) from discontinued operations, net of tax	652	(491)	1,116	(2,813)
Cumulative effect of change in accounting principle, net of tax	—	—	—	1,773

Net loss	$(207,346)	$(20,440)	$(324,748)	$(4,027)

Weighted average common shares:
Basic	164,916	171,063	165,200	170,695
Diluted	164,916	171,063	165,200	170,695

(Loss) earnings per share:
Basic:
Continuing operations	$(1.26)	$(0.12)	$(1.97)	$(0.02)
Discontinued operations	$0.00	$0.00	$0.01	$(0.02)
Cumulative effect of change in accounting principle	$—	$—	$—	$0.01
Basic loss per share	$(1.26)	$(0.12)	$(1.97)	$(0.02)

Diluted:
Continuing operations	$(1.26)	$(0.12)	$(1.97)	$(0.02)
Discontinued operations	$0.00	$0.00	$0.01	$(0.02)
Cumulative effect of change in accounting principle	$—	$—	$—	$0.01
Diluted loss per share	$(1.26)	$(0.12)	$(1.97)	$(0.02)

Cash dividends paid per share	$0.04	$0.04	$0.12	$0.075

(a)	See Note 1, Basis of Presentation, of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

Circuit City Stores, Inc.

Consolidated Balance Sheets

(Amounts in thousands except share data)

	November 30, 2007	Feb. 28, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$194,922	$141,141
Short-term investments	288,137	598,341
Accounts receivable, net of allowance for doubtful accounts	447,319	382,555
Merchandise inventory	2,591,675	1,636,507
Deferred income taxes, net of valuation allowance	31,463	34,868
Income tax receivable	146,051	42,722
Prepaid expenses and other current assets	73,208	47,378

Total current assets	3,772,775	2,883,512

Property and equipment, net of accumulated depreciation of $1,417,177 and $1,300,267	1,025,040	921,027
Deferred income taxes	4,291	31,910
Goodwill	142,423	121,774
Other intangible assets, net of accumulated amortization of $20,312 and $14,179	18,789	19,285
Other assets	36,297	29,775

TOTAL ASSETS	$4,999,615	$4,007,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Merchandise payable	$1,917,352	$922,205
Expenses payable	454,141	281,709
Accrued expenses and other current liabilities	504,894	404,444
Accrued compensation	62,642	98,509
Accrued income taxes	11,465	—
Short-term debt	20,000	—
Current installments of long-term debt	9,282	7,162

Total current liabilities	2,979,776	1,714,029

Long-term debt, excluding current installments	51,538	50,487
Accrued straight-line rent	144,228	133,759
Deferred rent credits	154,593	143,877
Accrued lease termination costs	65,317	76,326
Deferred income taxes, net of valuation allowance	26,851	—
Other liabilities	138,650	97,561

TOTAL LIABILITIES	3,560,953	2,216,039

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $0.50 par value; 525,000,000 shares authorized; 168,377,858 shares issued and outstanding at November 30, 2007 (170,689,406 at February 28, 2007)	84,189	85,345
Additional paid-in capital	315,350	344,144
Retained earnings	982,965	1,336,317
Accumulated other comprehensive income	56,158	25,438

TOTAL STOCKHOLDERS’ EQUITY	1,438,662	1,791,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,999,615	$4,007,283

See accompanying notes to consolidated financial statements.

Circuit City Stores, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	Nine Months Ended November 30
	2007	2006(a)
Operating Activities:
Net loss	$(324,748)	$(4,027)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Net (earnings) loss from discontinued operations	(1,116)	2,813
Depreciation expense	137,670	132,018
Amortization expense	3,513	2,765
Stock-based compensation expense	16,608	22,393
Loss (gain) on dispositions of property and equipment	762	(1,947)
Provision for deferred income taxes	46,127	18,563
Cumulative effect of change in accounting principle	—	(1,773)
Other	4,056	41
Changes in operating assets and liabilities:
Accounts receivable, net	(75,843)	(179,174)
Merchandise inventory	(934,472)	(847,930)
Prepaid expenses and other current assets	(25,940)	(26,925)
Other assets	(2,991)	771
Merchandise payable	983,454	1,022,853
Expenses payable	78,379	91,990
Accrued expenses, other current liabilities and income taxes	(47,082)	5,346
Other long-term liabilities	34,465	(19,039)

Net cash (used in) provided by operating activities of continuing operations	(107,158)	218,738

Investing Activities:
Purchases of property and equipment	(246,041)	(216,864)
Proceeds from sales of property and equipment	44,604	17,297
Purchases of investment securities	(1,777,360)	(664,705)
Sales and maturities of investment securities	2,087,795	736,173
Other investing activities	(1,618)	(9,841)

Net cash provided by (used in) investing activities of continuing operations	107,380	(137,940)

Financing Activities:
Proceeds from short-term borrowings	276,168	35,657
Principal payments on short-term borrowings	(255,747)	(22,158)
Proceeds from long-term debt	—	1,216
Principal payments on long-term debt	(6,143)	(6,028)
Change in overdraft balances	87,166	92,131
Excess tax benefit from stock-based compensation	930	15,595
Repurchases of common stock	(46,757)	(137,094)
Issuances of common stock	4,897	88,112
Dividends paid	(20,151)	(13,162)
Other financing activities	(1,203)	(1,422)

Net cash provided by financing activities of continuing operations	39,160	52,847

Discontinued Operations:
Operating cash flows	14,298	(4,959)
Investing cash flows	—	2,963
Financing cash flows	(57)	(650)

Net cash provided by (used in) discontinued operations	14,241	(2,646)

Effect of exchange rate changes on cash	158	(264)

Increase in cash and cash equivalents	53,781	130,735
Cash and cash equivalents at beginning of year	141,141	315,970

Cash and cash equivalents at end of period	$194,922	$446,705

(a)	See Note 1, Basis of Presentation, of the Notes to Consolidated Financial Statements.

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

The domestic segment is engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in Circuit City stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. At November 30, 2007, the company’s domestic segment operated through 668 Superstores and 13 other stores in 158 U.S. media markets.

The international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. The international segment’s headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada primarily under the trade name The Source By Circuit CitySM. At November 30, 2007, the international segment conducted business through 504 company-owned stores and 285 dealer outlets. The international segment also operates a Web site at www.thesource.ca.

In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation. The company is exploring its strategic options to maximize shareholder value with this asset and expects to revisit its plans during the fourth quarter of this fiscal year.

Effective January 28, 2007, the company returned the management of 92 Rogers Plus® stores to Rogers Wireless Inc. in accordance with the Amending Agreement dated March 27, 2004, between Rogers Wireless Inc. and InterTAN Canada Ltd. Results from the Rogers Plus® stores are included in results from discontinued operations in all periods presented.

The company closed a domestic segment operation in fiscal 2007 that previously had been held for sale. Results from this operation are included in results from discontinued operations in all periods presented.

As disclosed in the fiscal 2007 Annual Report on Form 10-K, the results for the quarter ended November 30, 2006, have been recast to correct errors primarily related to the timing of revenue recognition for Web-originated sales. The impact of the correction was a reduction of net sales of $21.0 million; a decrease in gross profit of $7.0 million; and an increase in the net loss from continuing operations of $4.5 million. Additionally, the impact of the correction to the November 30, 2006, balance sheet was an increase in merchandise inventory of $14.0 million; an increase in the income tax receivable of $2.6 million; an increase in accrued expenses and other current liabilities of $21.0 million; and a decrease in retained earnings of $4.5 million. The consolidated statement of cash flows for the nine months ended November 30, 2006, reflects the increase in the net loss as well as the changes in operating assets and liabilities; the correction did not impact cash provided by operating activities.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from those estimates. The accompanying unaudited financial statements contain all adjustments of a normal, recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation. Due to the seasonal nature of the company’s business, interim results are not necessarily indicative of results for the entire fiscal year. The company’s consolidated financial statements included in this report should be read in conjunction with the notes to the audited financial statements in the company’s fiscal 2007 Annual Report on Form 10-K.

Within the financial tables in this Quarterly Report on Form 10-Q, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

2.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The company adopted FIN 48 on March 1, 2007. Additional discussion and the impact of adopting this Interpretation are included in Note 4, Income Taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective for the company beginning with the first quarter of fiscal 2009. The company is currently evaluating the impact of adopting this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain assets and liabilities at fair value. SFAS No. 159 will be effective for the company beginning with the first quarter of fiscal 2009. The company is currently evaluating the impact of adopting this standard.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards will be effective for the company beginning with the first quarter of fiscal 2010 and will be applied prospectively.

3.	Loss Per Share

For the three months and nine months ended November 30, 2007 and 2006, no options or nonvested stock were included in the computation of diluted loss per share because the company reported a net loss from continuing operations. Shares excluded were as follows:

	Three Months Ended November 30		Nine Months Ended November 30
(Shares in millions)	2007	2006	2007	2006
Options	7.4	10.3	7.9	12.4
Nonvested stock	4.0	4.4	4.0	4.3

4.	Income Taxes

The company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. Quarterly, the company evaluates its deferred income taxes to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies. In prior periods, based on the evaluation of all available objective evidence, management believed that it was more likely than not that the company would realize the benefit of the existing deferred tax assets, net of the valuation allowance for foreign tax credits and capital loss carryforwards. As of November 30, 2007, the company’s U.S. operations had generated a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a valuation allowance of $141.6 million should be recorded against the net deferred tax assets of the U.S. operations.

The consolidated effective income tax rate applicable to results from continuing operations was 7.1 percent for the nine months ended November 30, 2007, and 55.7 percent for the nine months ended November 30, 2006. The decrease in the effective tax rate primarily results from the valuation allowance of $141.6 million recorded against the company’s net deferred tax assets in the third quarter of fiscal 2008, partially offset by a $38.8 million benefit to record previously unrecognized foreign tax credits. During the third quarter of fiscal 2008, the company modified its position under Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes – Special Areas,” to assume that pre-acquisition earnings of its foreign subsidiaries are not permanently reinvested. During the third quarter of fiscal 2007, the company recorded tax adjustments related to the fiscal 2006 tax provision that totaled $1.9 million and resulted in a reduction to tax expense. The adjustments were identified during the preparation of the fiscal 2006 tax return.

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

At November 30, 2007, the company had unrecognized tax benefits of $34.8 million, of which $9.7 million would reduce the effective income tax rate if recognized in future periods after the valuation allowance. During the nine months ended November 30, 2007, the company decreased its unrecognized tax benefits by $3.6 million, of which $2.1 million was a result of the resolution of the IRS audit of fiscal year 2003. In addition, the company accrued interest of $1.7 million associated with its uncertain tax positions.

In conjunction with the adoption of FIN 48, the company has classified unrecognized tax benefits not expected to be settled in one year as other liabilities on the consolidated balance sheet. It is the company’s policy to account for interest and penalties as a component of income tax expense (benefit). The total amount of accrued interest at March 1, 2007, was $15.3 million, and there were no accrued penalties. At November 30, 2007, accrued interest was $10.1 million, and there were no accrued penalties. The decrease in accrued interest was primarily the result of a payment of $6.4 million to the IRS related to the audit of fiscal years 2001, 2002 and 2003.

The Internal Revenue Service (“IRS”) has completed its examination of the company’s federal income tax returns for fiscal years 2001, 2002 and 2003. All issues relating to these years have been resolved, but the statute of limitations remains open for these years as a result of waivers. The IRS is currently examining the company’s fiscal 2004, 2005 and 2006 income tax returns. With limited exceptions, the company is no longer subject to federal, state, or local income tax examinations for fiscal years before 2001. The statute of limitations for the Canadian tax returns is open for fiscal 2002 to the present.

5.	Exit and Other Activities

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

The accrual for lease termination costs for the domestic segment includes the following activity:

	Nine Months Ended November 30
(Amounts in millions)	2007	2006
Accrued lease termination costs at beginning of year	$105.6	$110.0
Provisions for closed locations	10.4	6.2
Changes in assumptions about future sublease income and terminations	7.8	4.9
Reversal of accruals for locations returned to operation(a)	—	(12.9)
Interest accretion	6.0	6.3
Cash payments, net of cash received on subleased locations	(28.4)	(25.8)

Accrued lease termination costs at end of period	101.4	88.7
Less current portion of accrued lease termination costs	36.1	30.0

Non-current portion of accrued lease termination costs	$65.3	$58.7

(a) The company reversed $12.9 million of lease termination charges for seven previously vacant locations that have re-opened as outlet stores.

The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities, and the non-current portion is presented separately on the consolidated balance sheets.

In addition, during the third quarter of fiscal 2008, the company made cash payments of $3.9 million and recorded an additional accrual of $0.7 million related to severance arrangements. At November 30, 2007, accrued severance totaled $5.5 million and is included in accrued compensation on the consolidated balance sheet.

6.	Stock-Based Compensation

Under the company’s stock-based incentive plans, nonqualified stock options, nonvested stock, nonvested stock units and other equity-based awards may be granted to management, key employees and non-employee directors. At November 30, 2007, 4.6 million shares of common stock were available for future grants of options, nonvested stock or nonvested stock units. Upon the exercise of stock options, the grant of nonvested stock, or the vesting of or lapse of deferral restrictions on nonvested stock units, common shares are issued from authorized and unissued shares.

Compensation expense for stock-based incentive plans is summarized in the table below.

	Three Months Ended November 30		Nine Months Ended November 30
(Amounts in millions)	2007	2006	2007	2006
Compensation expense recognized:
Stock options	$2.4	$1.8	$7.4	$8.8
Nonvested stock and nonvested stock units	1.8	4.2	9.1	13.5
Phantom stock units	0.1	0.3	(0.4)	1.5
Employee stock purchase plan	0.1	0.2	0.4	0.6
Other	0.2	0.0	0.3	0.2

Total compensation expense recognized	$4.6	$6.5	$16.8	$24.6

Tax benefit recognized, before valuation allowance	$1.7	$2.3	$6.0	$8.4

Stock-based compensation expense is recorded in cost of sales, buying and warehousing or in selling, general and administrative expenses depending on the classification of the related employee’s payroll cost. The classification of stock-based compensation expense is summarized in the table below.

	Three Months Ended November 30		Nine Months Ended November 30
(Amounts in millions)	2007	2006	2007	2006
Cost of sales, buying and warehousing	$0.6	$1.1	$2.6	$3.9
Selling, general and administrative expenses	4.0	5.4	14.2	20.7

Total compensation expense recognized	$4.6	$6.5	$16.8	$24.6

The company recognizes stock-based compensation expense net of an estimated forfeiture rate based on historical forfeiture activity. During the first quarter and third quarter of fiscal 2008, the company increased the estimated forfeiture rate on certain nonvested stock awards to reflect changes in expectations regarding the number of instruments that will vest. These changes were the result of higher than anticipated actual forfeitures, due in part to restructuring activities and executive turnover.

The value of each phantom stock unit is based on the market value of one share of common stock on the vesting date. The units, which will be settled in cash upon vesting, are remeasured at each reporting date. Due to the decrease in the market value of the company’s common stock, the company recorded a benefit of $0.4 million related to phantom stock units in the nine months ended November 30, 2007.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended November 30
	2007	2006
Expected dividend yield	1.3%	0.3%
Expected stock volatility	44%	60%
Risk-free interest rate	5%	5%
Expected term (in years)	5	7

During the nine months ended November 30, 2006, a stock option grant with a vesting period of five years and a contractual term of ten years was awarded. Due to the lack of historical exercise behavior for an option with similar vesting provisions, the company used a simplified method to estimate the expected term of the grant. An average of the award’s weighted average vesting period and its contractual term was calculated and resulted in an expected term of seven years.

Using these assumptions in the Black-Scholes model, the weighted average grant date fair value of options granted was $5.16 per share for the nine months ended November 30, 2007 and $14.86 per share for the nine months ended November 30, 2006.

The company’s stock option activity is summarized in the table below.

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ( in millions)
Outstanding at February 28, 2007	8,749	$18.16
Granted	210	$12.52
Exercised	(460)	$10.49
Forfeited or expired	(1,163)	$25.42

Outstanding at November 30, 2007	7,336	$17.32	4.7	$0.2
Exercisable at November 30, 2007	5,292	$16.05	3.4	$0.2

As of November 30, 2007, the total remaining unrecognized compensation expense related to unvested stock options was $16.5 million and is expected to be recognized over a weighted average period of 2.7 years.

The company’s nonvested stock and nonvested stock unit activity is summarized in the table below.

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Nonvested at February 28, 2007	3,975	$19.63
Granted	713	$14.17
Vested	(163)	$19.07
Forfeited	(682)	$19.86

Nonvested at November 30, 2007	3,843	$18.60	$24.9

Total unrecognized compensation expense related to nonvested stock and nonvested stock units at November 30, 2007, was $28.8 million and is expected to be recognized over a weighted average period of 1.7 years.

The company issues phantom stock units which are settled in cash at the end of the vesting period. At November 30, 2007, 0.4 million phantom stock units were outstanding. A total of 0.4 million phantom stock units with a three-year vesting period was awarded during the nine months ended November 30, 2007 and no phantom stock units were awarded during the nine months ended November 30, 2006.

7.	Comprehensive Loss

The components of the company’s comprehensive loss consist of the net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised primarily of foreign currency translation adjustments related to the international segment but also includes unrealized gains and losses on available-for-sale securities and pension adjustments. Other comprehensive income (loss) is recorded net of deferred income taxes directly as a component of stockholders’ equity.

The components of the comprehensive loss, net of taxes, were as follows:

	Three Months Ended November 30		Nine Months Ended November 30
(Amounts in millions)	2007	2006	2007	2006
Net loss	$(207.3)	$(20.4)	$(324.7)	$(4.0)
Foreign currency translation	10.7	(8.7)	29.9	(1.9)
Other	0.6	0.0	0.8	0.0

Comprehensive loss	$(196.0)	$(29.1)	$(294.0)	$(5.9)

8.	Common Stock Repurchased

The company’s board of directors has authorized the repurchase of up to $1.2 billion of common stock, of which $233.7 million remained available at November 30, 2007. As of November 30, 2007, the company had repurchased 60.4 million shares of common stock at a cost of $966.3 million, excluding commission fees, since the inception of the stock repurchase program.

The company’s stock repurchase activity for the three months and nine months ended November 30, 2007, was as follows:

(Amounts in millions)	Three Months Ended November 30, 2007	Nine Months Ended November 30, 2007
Total number of shares repurchased	—	2.5
Cost, excluding commission fees	$—	$46.7

9.	Pension Plans

The company’s domestic segment has a noncontributory defined benefit pension plan. The plan was amended to freeze benefit accruals for all plan participants effective February 28, 2005, except for grandfathered participants who (i) were within three years of their early retirement date or normal retirement date; (ii) had reached their early or normal retirement date; or (iii) were permanently disabled before March 1, 2005. All employees affected by the plan freeze retain any benefits accumulated to the effective date, but are no longer eligible to increase their benefit.

During the third quarter of fiscal 2008, the pension plan was further amended to freeze benefit accruals for the grandfathered participants effective February 29, 2008. As a result, all plan participants no longer will be eligible to increase their benefits under the pension plan after the applicable freeze date, but will retain any benefits accrued through such date.

The company also has an unfunded nonqualified benefit restoration plan that restored retirement benefits for domestic segment senior executives who were affected by Internal Revenue Code limitations on benefits provided under the company’s pension plan. The benefit restoration plan was frozen as of February 28, 2005, except for grandfathered participants who, as of that date, were within 10 years of attaining their early retirement date or normal retirement date.

During the third quarter of fiscal 2008, the restoration plan was further amended to freeze benefit accruals for the grandfathered participants effective February 29, 2008.

On December 22, 2005, the benefit restoration plan was amended to permit W. Alan McCollough to elect to receive a lump-sum payment following his retirement, allowing him to receive the maximum benefit payable under the plan. This lump-sum payment resulted in a loss due to settlement of $0.3 million for the first nine months of fiscal 2007.

The components of the net pension (income) expense for the plans were as follows:

	Three Months Ended November 30		Nine Months Ended November 30
(Amounts in thousands)	2007	2006	2007	2006
Service cost	$212	$675	$1,389	$2,110
Interest cost	4,016	3,820	12,056	11,403
Expected return on plan assets	(5,176)	(4,775)	(15,540)	(14,332)
Recognized prior service cost	53	54	159	162
Recognized actuarial loss	371	609	1,116	1,827
Loss due to settlement	—	—	—	254

Net pension (income) expense	$(523)	$383	$(819)	$1,424

The company did not make a contribution to the defined benefit pension plan during the nine months ended November 30, 2007. No contributions are required during fiscal 2008 under applicable law for this pension plan. The company intends to make any contributions necessary to meet ERISA minimum funding standards and intends to make additional contributions as needed to ensure that the fair value of plan assets at February 29, 2008, exceeds the accumulated benefit obligation.

A contribution of $0.7 million, which is equal to the expected benefit payments for fiscal 2008, is expected to be made to the restoration plan during fiscal 2008. Benefit payments during the nine months ended November 30, 2007, were $0.5 million.

10.	Discontinued Operations

For the three months and nine months ended November 30, 2007, net earnings from discontinued operations totaled $0.7 million and $1.1 million, which are net of $0.4 million and $0.7 million of income taxes, respectively. These amounts primarily relate to the operations of the Rogers Plus® stores, of which the management was returned to Rogers Wireless Inc. in January 2007.

For the three months ended November 30, 2006, the net loss from discontinued operations totaled $0.5 million, which is net of $0.2 million of income taxes, and related to the operations of the Rogers Plus® stores and a domestic segment operation that was closed in fiscal 2007.

For the nine months ended November 30, 2006, the net loss from discontinued operations totaled $2.8 million, which is net of $1.2 million of income taxes, and related to operations of the Rogers Plus® stores and a domestic segment operation that was closed in fiscal 2007. For the first nine months of fiscal 2007, this $1.2 million of income tax benefit was offset by $0.6 million of income tax expense resulting from a revision of management’s estimate regarding certain tax uncertainties associated with the discontinued bankcard operations.

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

Net sales by reportable segment were as follows:

	Three Months Ended November 30		Nine Months Ended November 30
(Amounts in millions)	2007	2006	2007	2006
Domestic segment	$2,804.5	$2,909.7	$7,692.9	$8,075.9
International segment	159.1	150.2	400.3	399.2

Net sales	$2,963.7	$3,060.0	$8,093.2	$8,475.1

Net (loss) earnings from continuing operations by reportable segment were as follows:

	Three Months Ended November 30		Nine Months Ended November 30
(Amounts in millions)	2007	2006	2007	2006
Domestic segment	$(247.5)	$(19.8)	$(368.1)	$(0.0)
International segment	39.5	(0.1)	42.2	(3.0)

Net loss from continuing operations	$(208.0)	$(19.9)	$(325.9)	$(3.0)

The domestic segment’s net loss from continuing operations for the three months and nine months ended November 30, 2007, includes a valuation allowance of $141.6 million recorded against the company’s net deferred tax assets.

The international segment’s net earnings from continuing operations for the three months and nine months ended November 30, 2007, include a benefit of $38.8 million for previously unrecognized foreign tax credits.

The international segment’s net earnings from continuing operations for the nine months ended November 30, 2007, include $4.7 million of additional sales proceeds related to a former subsidiary.

Total assets by reportable segment were as follows:

(Amounts in millions)	At November 30 2007	At February 28 2007
Domestic segment	$4,517.9	$3,657.5
International segment	481.7	349.8

Total assets	$4,999.6	$4,007.3

The domestic segment net sales by category were as follows:

	Three Months Ended November 30				Nine Months Ended November 30
	2007		2006(a)		2007		2006(a)
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Video	$1,210.7	43.2%	$1,313.6	45.1%	$3,092.9	40.2%	$3,413.0	42.3%
Information technology	683.8	24.4	659.6	22.7	2,087.0	27.1	2,021.4	25.0
Audio	355.5	12.8	409.9	14.1	1,016.2	13.2	1,179.2	14.6
Entertainment	365.5	13.0	322.4	11.1	905.1	11.8	823.3	10.2
Warranty, services and other(b)	189.1	6.6	204.2	7.0	591.6	7.7	639.0	7.9

Net sales	$2,804.5	100.0%	$2,909.7	100.0%	$7,692.9	100.0%	$8,075.9	100.0%

(a)	Reclassifications have been made to conform with the current year presentation. These include reclassifying sales from video and information technology to warranty, services and other.
(b)

Warranty, services and other includes extended warranty net sales; revenues from PC services, mobile installations, home theater installations and product repairs; net financing; and revenues received from third parties for services subscriptions.

The international segment net sales by category were as follows:

	Three Months Ended November 30				Nine Months Ended November
	2007		2006		2007		2006
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Video	$28.0	17.6%	$27.2	18.1%	$74.3	18.5%	$75.1	18.8%
Information technology	53.6	33.7	60.2	40.1	140.0	35.0	157.8	39.5
Audio	59.3	37.2	48.4	32.3	141.0	35.2	128.2	32.1
Entertainment	9.5	6.0	5.8	3.8	20.7	5.2	13.8	3.5
Warranty, services and other(a)	8.8	5.5	8.6	5.7	24.4	6.1	24.3	6.1

Net sales	$159.1	100.0%	$150.2	100.0%	$400.3	100.0%	$399.2	100.0%

(a)	Warranty, services and other includes extended warranty sales and product repair revenue.

12.	Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes supplemental cash flow information.

	Nine Months Ended November 30
(Amounts in millions)	2007	2006
Supplemental schedule of non-cash investing and financing activities:
Non-cash capital expenditures	$8.8	$25.2
Capital lease obligation	$9.4	$—
(Decrease) increase in sale-leaseback receivables	$(0.3)	$8.0

13.	Subsequent Events

On December 12, 2007, the company signed a commitment letter with Bank of America, N.A. for a $1.3 billion asset-based credit facility, which would amend and restate its current $500 million facility. The increased facility would have an initial five-year term, would not contain financial covenants, and would be subject to various borrowing base requirements. The facility will place limitations on specific uses of cash such as for dividends, share repurchases and acquisitions, and the company will be required to maintain a minimum level of available borrowings under the facility. The facility will continue to be secured primarily by the company’s inventory and credit card receivables, and made available for general corporate purposes. The commitment letter contains various customary closing conditions, including completion by Bank of America of a satisfactory due diligence investigation and the negotiation and execution of definitive documentation. The commitment letter is not conditioned upon a successful syndication of the credit facility. The company expects to close the credit facility on or before January 30, 2008.

On December 13, 2007, the company’s board of directors approved a special cash retention award for each of the company’s employees at the executive vice president, senior vice president, vice president and director levels. Each award was effective as of January 1, 2008, and vests in annual installments beginning on January 1, 2009. On December 31, 2007, the compensation and personnel committee of the company’s board of directors approved long-term incentive awards for the chief executive officer and each of its executive vice presidents, senior vice presidents and vice presidents under the company’s 2003 Stock Incentive Plan. The total number of shares of common stock subject to these awards, which were granted effective January 1, 2008, was 3.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. We have two reportable segments: our domestic segment and our international segment.

Our domestic segment is engaged in the business of selling brand-name consumer electronics, personal computers, entertainment software, and related services in our stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. At November 30, 2007, the domestic segment operated through 668 Superstores and 13 other stores in 158 U.S. media markets.

Our international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. The international segment’s headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada primarily under the trade name The Source By Circuit CitySM. At November 30, 2007, the international segment conducted business through 504 company-owned stores and 285 dealer outlets. The international segment also operates a Web site at www.thesource.ca.

In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation. We are exploring our strategic options to maximize shareholder value with this asset and expect to revisit the plan during the fourth quarter of this fiscal year.

Effective January 28, 2007, we returned the management of 92 Rogers Plus® stores to Rogers Wireless Inc. in accordance with the Amending Agreement dated March 27, 2004, between Rogers Wireless Inc. and InterTAN Canada Ltd. Results from the Rogers Plus® stores are included in results from discontinued operations in all periods presented.

We closed a domestic segment operation in fiscal 2007 that previously had been held for sale. Results from this operation are included in results from discontinued operations in all periods presented.

As disclosed in the fiscal 2007 Annual Report on Form 10-K, the results for the quarter ended November 30, 2006, have been recast to correct errors primarily related to the timing of revenue recognition for Web-originated sales. The impact of the correction was a reduction of net sales of $21.0 million; a decrease in gross profit of $7.0 million and an increase in the net loss from continuing operations of $4.5 million. Additionally, the impact of the correction to the November 30, 2006 balance sheet was an increase in merchandise inventory of $14.0 million; an increase in the income tax receivable of $2.6 million; an increase in accrued expenses and other current liabilities of $21.0 million; and a decrease in retained earnings of $4.5 million. The consolidated statement of cash flows for the nine months ended November 30, 2006 reflects the increase in the net loss as well as the changes in operating assets and liabilities; the correction did not impact cash provided by operating activities.

Management’s Discussion and Analysis (MD&A) is designed to provide the reader of financial statements with a narrative discussion of our results of operations; financial position, liquidity and capital resources; critical accounting policies and significant estimates; and the impact of recently issued accounting standards. Our MD&A is presented in seven sections:

•	Executive Summary

•	Critical Accounting Policies

•	Results of Operations

•	Recent Accounting Pronouncements

•	Financial Condition

•	Financial Outlook

•	Forward-Looking Statements

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

EXECUTIVE SUMMARY

Fiscal 2008 Third Quarter Performance

•

Net sales declined 3.1 percent to $2.96 billion from $3.06 billion in the same period last year, driven by a comparable store sales decline of 5.6 percent. Comparable store sales increased 5.2 percent for the same period last year.

•

Gross profit margin was 19.1 percent of consolidated net sales compared with 22.1 percent in the same period last year primarily due to domestic segment decreases in television margins, extended warranty net sales and PC hardware margins and a greater mix of lower margin domestic segment PC hardware sales.

•	Selling, general and administrative (SG&A) expenses were 23.9 percent of consolidated net sales, compared with 23.4 percent of consolidated net sales in the same period last year.

•

Income tax expense was $67.8 million, which includes a $141.6 million, or $0.86 per share, expense to establish a valuation allowance against deferred tax assets in the domestic segment and a $38.8 million benefit to record previously unrecognized foreign tax credits in the international segment. The income tax benefit was $14.3 million for the same period last year.

•	The net loss from continuing operations was $208.0 million, or $1.26 per share, compared to a net loss from continuing operations of $19.9 million, or $0.12 per share, in the same period last year.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2007 Annual Report on Form 10-K. These policies relate to inventory valuation, goodwill, accrued lease termination costs, stock-based compensation and pension plans. We have updated our critical accounting policy for income taxes due to our adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain tax assets and liabilities. SFAS No. 109 requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. Quarterly, we evaluate our deferred income taxes to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies. In prior periods, based on our evaluation of all available objective evidence, we believed that it was more likely than not that we would realize the benefit of the existing deferred tax assets, net of the valuation allowance for foreign tax credits and capital loss carryforwards. As of November 30, 2007, our U.S. operations had generated a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, we concluded that a valuation allowance of $141.6 million should be recorded against the net deferred tax assets of the U.S. operations. The establishment of the valuation allowance was a non-cash expense. Upon a return to profitability, we would expect to utilize our loss carryforwards and other deferred tax assets.

On March 1, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Positions taken by an entity in its income tax returns must satisfy a more-likely-than-not recognition threshold, assuming that the positions will be examined by taxing authorities with full knowledge of all relevant information, in order for the positions to be recognized in the consolidated financial statements. Quarterly, we evaluate the income tax positions taken, or expected to be taken, to determine whether these positions meet the more-likely-than-not threshold prescribed by FIN 48. We are required to make subjective judgments and assumptions regarding our income tax exposures and must consider a variety of factors, including the current tax statutes, the current status of audits performed by tax authorities, and the statute of limitations in each tax jurisdiction. To the extent an uncertain tax position is resolved for an amount that varies from the recorded estimated liability, our income tax expense in a given financial statement period could be materially affected.

Our unrecognized tax benefits were $34.8 million at November 30, 2007, and $15.2 million at February 28, 2007. In conjunction with the adoption of FIN 48, we have classified unrecognized tax benefits not expected to be settled within one year as other liabilities on the consolidated balance sheet. Additional discussion and the impact of adopting this Interpretation are included in Note 4, Income Taxes, of the Notes to Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.

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

FISCAL 2008 SEGMENT PERFORMANCE SUMMARY

	Three Months Ended November 30, 2007
	Domestic		International		Consolidated
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% Sales
Net sales	$2,804.5	100.0%	$159.1	100.0%	$2,963.7	100.0%
Gross profit	$509.8	18.2%	$55.9	35.1%	$565.7	19.1%
Selling, general and administrative expenses	$654.5	23.3%	$53.6	33.7%	$708.0	23.9%
Net (loss) earnings from continuing operations	$(247.5)	(8.8)%	$39.5	24.8%	$(208.0)	(7.0)%

	Nine Months Ended November 30, 2007
	Domestic		International		Consolidated
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$7,692.9	100.0%	$400.3	100.0%	$8,093.2	100.0%
Gross profit	$1,527.8	19.9%	$144.1	36.0%	$1,671.9	20.7%
Selling, general and administrative expenses	$1,898.4	24.7%	$136.0	34.0%	$2,034.3	25.1%
Net (loss) earnings from continuing operations	$(368.1)	(4.8)%	$42.2	10.6%	$(325.9)	(4.0)%

The domestic segment’s net loss from continuing operations for the three months and nine months ended November 30, 2007, includes a valuation allowance of $141.6 million recorded against the company’s net deferred tax assets.

The international segment’s net earnings from continuing operations for the three months and nine months ended November 30, 2007, include a benefit of $38.8 million for previously unrecognized foreign tax credits.

FISCAL 2007 SEGMENT PERFORMANCE SUMMARY

	Three Months Ended November 30, 2006
	Domestic		International		Consolidated
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$2,909.7	100.0%	$150.2	100.0%	$3,060.0	100.0%
Gross profit	$625.4	21.5%	$50.5	33.6%	$675.8	22.1%
Selling, general and administrative expenses	$664.7	22.8%	$50.0	33.3%	$714.8	23.4%
Net loss from continuing operations	$(19.8)	(0.7)%	$(0.1)	(0.1)%	$(19.9)	(0.7)%

	Nine Months Ended November 30, 2006
	Domestic		International		Consolidated
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$8,075.9	100.0%	$399.2	100.0%	$8,475.1	100.0%
Gross profit	$1,839.9	22.8%	$141.8	35.5%	$1,981.8	23.4%
Selling, general and administrative expenses	$1,860.7	23.0%	$145.0	36.3%	$2,005.7	23.7%
Net loss from continuing operations	$(0.0)	(0.0)%	$(3.0)	(0.7)%	$(3.0)	(0.0)%

Net Sales

Consolidated

For the third quarter of fiscal 2008, our net sales decreased 3.1 percent to $2.96 billion, and comparable store sales decreased 5.6 percent from the same period last fiscal year. Net sales for the first nine months of fiscal 2008 decreased 4.5 percent to $8.09 billion from $8.48 billion for the first nine months of last fiscal year. Comparable store sales decreased 6.4 percent for the first nine months of fiscal 2008.

A store’s sales are included in comparable store sales after the store has been open for a full 12 months. Comparable store sales include Web- and call center-originated sales and sales from relocated and remodeled stores. Sales from closed stores are included in comparable store sales until the month in which the stores are closed. The calculation of comparable store sales excludes the impact of fluctuations in foreign currency exchange rates.

Our major sales categories are

•	video, which includes televisions, imaging products, DVD hardware, camcorders, digital cameras, furniture, and related accessories;

•	information technology, which includes PC hardware, telecommunications products and related accessories;

•	audio, which includes home audio products, mobile audio products, portable audio products, navigation products, and related accessories;

•	entertainment, which includes movie software, music software, game software, game hardware and personal computer software; and

•

warranty, services and other, which includes extended warranty net sales; revenues from PC services, mobile installations, home theater installations and product repairs; net financing; and revenues received from third parties for services subscriptions.

Domestic Segment

For the third quarter of fiscal 2008, the domestic segment’s net sales were $2.80 billion, a decrease of 3.6 percent from the same period last fiscal year. Comparable store sales decreased 5.8 percent driven primarily by the disruptive impact of our transformation activities, including a re-organized store leadership structure, new store operating procedures, implementation of the new point-of-sale system and a reduced number of selling zones. In addition, we experienced sales weakness in states in the Southeast and the West, which we attribute to the macroeconomic climate. For the quarter, direct channel sales, including Web- and call center-originated sales, grew 31 percent, and PC services and home theater installation revenues grew 29 percent over the same period last fiscal year.

For the nine months ended November 30, 2007, the domestic segment’s net sales were $7.69 billion, a decrease of 4.7 percent over the same period last fiscal year. Comparable store sales decreased 6.6 percent.

The domestic segment’s net sales represented by each major sales category for the three months and nine months ended November 30, 2007 and 2006, are shown below.

NET SALES BY CATEGORY

	Three Months Ended November 30				Nine Months Ended November 30
	2007		2006(a)		2007		2006(a)
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Video	$1,210.7	43.2%	$1,313.6	45.1%	$3,092.9	40.2%	$3,413.0	42.3%
Information technology	683.8	24.4	659.6	22.7	2,087.0	27.1	2,021.4	25.0
Audio	355.5	12.8	409.9	14.1	1,016.2	13.2	1,179.2	14.6
Entertainment	365.5	13.0	322.4	11.1	905.1	11.8	823.3	10.2
Warranty, services and other	189.1	6.6	204.2	7.0	591.6	7.7	639.0	7.9

Net sales	$2,804.5	100.0%	$2,909.7	100.0%	$7,692.9	100.0%	$8,075.9	100.0%

(a)	Reclassifications have been made to conform with the current year presentation. These include reclassifying sales from video and information technology to warranty, services and other.

In the video category, we generated a high-single-digit comparable store sales decrease in the third quarter. Comparable store sales of flat panel televisions increased by double digits. Total television comparable store sales decreased by a high single digit, as significant comparable store sales decreases in projection and tube televisions more than offset the flat panel television increase. Comparable store sales of camcorders and DVD hardware declined by double digits. Comparable store sales of digital imaging products and accessories decreased by a low single digit.

In the information technology category, we generated a low-single-digit comparable store sales increase in the third quarter. Comparable store sales of notebook computers increased by double digits, and comparable store sales of desktop computers declined by double digits.

In the audio category, we generated a double-digit comparable store sales decrease in the third quarter. Comparable store sales of navigation products increased by triple digits. Comparable store sales of portable digital audio, home audio, mobile and digital satellite radio products declined by double digits.

In the entertainment category, we generated a double-digit comparable store sales increase in the third quarter, reflecting a strong double-digit comparable store sales increase in video gaming products. Comparable store sales of video software and music software declined by double digits.

Domestic segment extended warranty net sales were $67.4 million, or 2.4 percent of domestic segment net sales, in the third quarter, compared with $103.3 million, or 3.6 percent of domestic segment net sales, in the same period last year. PC services and home theater installation revenues increased 29 percent to $66.7 million from $51.8 million in the same period last year.

The following table provides the number of our domestic segment stores:

DOMESTIC SEGMENT STORE MIX

	Nov. 30, 2007	Feb. 28, 2007	Nov 30, 2006
Superstores	668	642	640
Other stores	13	12	11

Total domestic segment stores	681	654	651

During the third quarter of fiscal 2008, we opened 16 incremental Superstores, relocated 5 Superstores and remodeled 1 Superstore. Six of these stores were in our newest concept, The City TM. At the end of the quarter, we operated a total of seven The City TM stores.

International Segment

The international segment’s net sales increased 5.9 percent to $159.1 million for the third quarter of fiscal 2008, compared with $150.2 million for the third quarter of last fiscal year. The increase was driven by the favorable impact of fluctuations in foreign currency exchange rates of 13 percent. This increase was partially offset by the impact of the year-over-year decrease of 74 retail stores and dealer outlets, net of openings, as well as the comparable store sales decline of 1.1 percent in local currency for the quarter.

For the nine months ended November 30, 2007, the international segment’s net sales increased 0.3 percent to $400.3 million, compared with $399.2 million for the nine months ended November 30, 2006. The effect of fluctuations in foreign currency exchange rates favorably impacted the sales increase by approximately 7 percent. Comparable store sales decreased 0.6 percent in local currency for the first nine months of fiscal 2008.

NET SALES BY CATEGORY

	Three Months Ended November 30				Nine Months Ended November 30
	2007		2006		2007		2006
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Video	$28.0	17.6%	$27.2	18.1%	$74.3	18.5%	$75.1	18.8%
Information technology	53.6	33.7	60.2	40.1	140.0	35.0	157.8	39.5
Audio	59.3	37.2	48.4	32.3	141.0	35.2	128.2	32.1
Entertainment	9.5	6.0	5.8	3.8	20.7	5.2	13.8	3.5
Warranty, services and other	8.8	5.5	8.6	5.7	24.4	6.1	24.3	6.1

Net sales	$159.1	100.0%	$150.2	100.0%	$400.3	100.0%	$399.2	100.0%

INTERNATIONAL SEGMENT STORE MIX

	Nov. 30, 2007	Feb. 28, 2007	Nov. 30, 2006
Company-owned stores	504	509	547
Dealer outlets	285	296	300
Battery Plus® stores	—	1	16

Total international segment stores	789	806	863

Effective January 28, 2007, we returned the management of 92 Rogers Plus® stores to Rogers Wireless Inc. in accordance with the Amending Agreement dated March 27, 2004, between Rogers Wireless Inc. and InterTAN Canada Ltd. As of November 30, 2006, there were 92 Rogers Plus® stores in operation. Results from these stores are presented as results from discontinued operations in all periods presented.

Gross Profit Margin

Consolidated

The gross profit margin was 19.1 percent of net sales in the third quarter of fiscal 2008, compared with 22.1 percent for the same period last fiscal year. For the first nine months of fiscal 2008, the gross profit margin was 20.7 percent of net sales, compared with 23.4 percent for the same period last fiscal year.

Domestic Segment

The domestic segment’s gross profit margin was 18.2 percent of domestic segment net sales in the third quarter of fiscal 2008, compared with 21.5 percent for the same period last fiscal year. The 331 basis point decrease impacted the consolidated gross profit margin decline by 324 basis points. The decrease was primarily driven by a decrease of 278 basis points in merchandise margins as a percent of domestic segment net sales. The lower merchandise margins were driven by a decrease in television margins, a 115 basis point decrease in extended warranty net sales, a decrease in PC hardware margins and a greater mix of PC hardware sales.

For the first nine months of fiscal 2008, the domestic segment’s gross profit margin was 19.9 percent of domestic segment net sales, compared with 22.8 percent for the same period last fiscal year. The margin rate decline was primarily driven by a decrease of 263 basis points in merchandise margins as a percent of domestic segment net sales. The lower merchandise margins were driven by a decrease of 105 basis points in extended warranty net sales, a decrease in television and PC hardware margins and a greater mix of PC hardware sales.

International Segment

The international segment’s gross profit margin was 35.1 percent of international segment net sales in the third quarter of fiscal 2008, compared with 33.6 percent for the same period last fiscal year and did not materially impact the consolidated gross profit margin decline.

For the first nine months of fiscal 2008, the international segment’s gross profit margin was 36.0 percent of net sales, compared with 35.5 percent for the same period last fiscal year and did not materially impact the consolidated gross profit margin decline.

Selling, General and Administrative Expenses

Consolidated

	Three Months Ended November 30				Nine Months Ended November 30
	2007		2006		2007		2006
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Store expenses	$604.8	20.4%	$633.3	20.7%	$1,727.7	21.3%	$1,730.3	20.4%
General and administrative expenses	86.1	2.9	78.1	2.6	270.9	3.3	249.1	2.9
Stock-based compensation expense	4.0	0.1	5.4	0.2	14.2	0.2	20.7	0.2
Remodel expenses	0.1	0.0	0.1	0.0	0.0	0.0	0.6	0.0
Relocation expenses	6.2	0.2	(7.0)	(0.2)	10.7	0.1	(4.9)	(0.1)
Pre-opening expenses	6.9	0.2	4.9	0.2	10.8	0.1	9.9	0.1

Total	$708.0	23.9%	$714.8	23.4%	$2,034.3	25.1%	$2,005.7	23.7%

SG&A expenses were 23.9 percent of consolidated net sales in the third quarter of fiscal 2008, compared with 23.4 percent for the same period last fiscal year. The domestic segment contributed 36 basis points to the 53 basis point increase in the consolidated SG&A expense-to-sales ratio, while the increase in the international segment’s SG&A expense-to-sales ratio negatively impacted the consolidated expense-to-sales ratio by 17 basis points.

For the first nine months of fiscal 2008, SG&A expenses as a percentage of sales increased 147 basis points from the same period last fiscal year. The domestic segment contributed 150 basis points to the 147 basis point increase in the consolidated expense-to-sales ratio, while the international segment’s decline in expenses partially offset this increase.

Beginning in the fourth quarter of fiscal 2007, we made structural changes to reduce our SG&A costs and expenses. These initiatives will reduce consolidated SG&A expenses by more than $150 million in fiscal 2008 and $200 million in fiscal 2009. Of these savings, initiatives related to the international segment account for approximately $15 million annually beginning this fiscal year. During the three months and nine months ended November 30, 2007, we achieved $50.0 and $130.9 million, respectively, in savings from these initiatives. The savings represent the difference between anticipated SG&A expenses for targeted areas before and after the changes and will be partially offset by investments to support strategic initiatives, including new and relocated stores, information technology and services.

Domestic Segment

	Three Months Ended November 30				Nine Months Ended November 30
	2007		2006		2007		2006
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Store expenses	$558.0	19.9%	$592.2	20.4%	$1,609.5	20.9%	$1,613.3	20.0%
General and administrative expenses	79.6	2.8	69.4	2.4	253.7	3.3	222.7	2.8
Stock-based compensation expense	3.8	0.1	5.1	0.2	13.6	0.2	19.1	0.2
Remodel expenses	0.1	0.0	0.1	0.0	0.0	0.0	0.6	0.0
Relocation expenses	6.2	0.2	(7.0)	(0.2)	10.7	0.1	(4.9)	(0.1)
Pre-opening expenses	6.9	0.2	4.9	0.2	10.8	0.1	9.9	0.1

Total	$654.5	23.3%	$664.7	22.8%	$1,898.4	24.7%	$1,860.7	23.0%

For the three months ended November 30, 2007, the domestic segment’s expense-to-sales ratio increased 49 basis points from the same period last fiscal year. The increase primarily reflects the overall de-leveraging impact of lower sales, an 80 basis point increase in expenses related to the 38 domestic segment stores that have opened during the past 12 months and a 38 basis point increase in relocation and remodel expenses. The increase was partially offset by a 95 point basis point decrease in compensation costs that resulted primarily from our expense reduction initiatives. During the third quarter of last fiscal year, the company recorded a net benefit of $7.0 million in relocation expense. This net benefit resulted from the reversal of lease termination charges of $12.9 million for seven previously-vacant locations that re-opened as outlet stores, partially offset by expenses associated with completing four relocations during the quarter.

For the nine months ended November 30, 2007, the domestic segment’s expense-to-sales ratio increased 164 basis points from the same period last fiscal year. The increase primarily reflects the de-leveraging impact of lower sales, 83 basis points relating to increased occupancy costs primarily due to store openings and 54 basis points in incremental expenses for information technology and services.

International Segment

	Three Months Ended November 30				Nine Months Ended November 30
	2007		2006		2007		2006
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Store expenses	$46.9	29.4%	$41.1	27.3%	$118.2	29.5%	$117.0	29.3%
General and administrative expenses	6.5	4.1	8.7	5.8	17.2	4.3	26.4	6.6
Stock-based compensation expense	0.2	0.1	0.3	0.2	0.6	0.1	1.6	0.4

Total	$53.6	33.7%	$50.0	33.3%	$136.0	34.0%	$145.0	36.3%

For the three months ended November 30, 2007, the international segment’s expense-to-sales ratio increased 36 basis points compared to the same period last fiscal year and impacted the consolidated expense-to-sales ratio increase by 17 basis points.

For the nine months ended November 30, 2007, the international segment’s expense-to-sales ratio decreased 237 basis points from the same period last fiscal year and did not materially impact the consolidated expense-to-sales ratio increase. The international segment’s decrease was primarily due to $7.5 million of additional sales proceeds related to a former subsidiary, reducing fiscal 2008 general and administrative expenses.

Income Tax Expense (Benefit)

The consolidated effective income tax rate applicable to results from continuing operations was 7.1 percent for the nine months ended November 30, 2007, and 55.7 percent for the nine months ended November 30, 2006. The decrease in the effective tax rate primarily results from the valuation allowance of $141.6 million recorded against our deferred tax assets in the third quarter of fiscal 2008, partially offset by a $38.8 million benefit to record previously unrecognized foreign tax credits. During the third quarter of fiscal 2007, we recorded tax adjustments related to the fiscal 2006 tax provision that totaled $1.9 million and resulted in a reduction to tax expense. The adjustments were identified during the preparation of the fiscal 2006 tax return.

Net Loss from Continuing Operations

The net loss from continuing operations was $208.0 million, or $1.26 per diluted share, in the three months ended November 30, 2007, compared with a net loss from continuing operations of $19.9 million, or $0.12 per diluted share, in the same period last fiscal year.

For the nine months ended November 30, 2007, the net loss from continuing operations was $325.9 million, or $1.97 per diluted share, compared with a net loss from continuing operations of $3.0 million, or $0.02 per diluted share, for the same period last fiscal year.

Earnings (Loss) from Discontinued Operations

For the three months and nine months ended November 30, 2007, net earnings from discontinued operations totaled $0.7 million and $1.1 million, which are net of $0.4 million and $0.7 million of income taxes, respectively. These amounts primarily relate to the operations of the Rogers Plus® stores, of which the management was returned to Rogers Wireless Inc. in January 2007.

For the quarter ended November 30, 2006, the net loss from discontinued operations totaled $0.5 million, which is net of $0.2 million of income taxes, and related to the operations of the Rogers Plus® stores and a domestic segment operation that was closed in fiscal 2007.

For the nine months ended November 30, 2006, the net loss from discontinued operations totaled $2.8 million, which is net of $1.2 million of income taxes, and related to the operations of the Rogers Plus® stores and a domestic segment operation that was closed in fiscal 2007. This $1.2 million of income tax benefit was offset by $0.6 million of income tax expense resulting from a revision of management’s estimate regarding certain tax uncertainties associated with our discontinued bankcard operations.

Cumulative Effect of Change in Accounting Principle

In the first quarter of fiscal 2007, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective transition method, resulting in a non-cash after-tax benefit of $1.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on March 1, 2007. Additional discussion and the impact of adopting this Interpretation are included in Note 4, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective for us beginning with the first quarter of fiscal 2009. We are currently evaluating the impact of adopting this standard.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain assets and liabilities at fair value. SFAS No. 159 will be effective for us beginning with the first quarter of fiscal 2009. We are currently evaluating the impact of adopting this standard.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for us beginning with the first quarter of fiscal 2010 and will be applied prospectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows

Cash Flows Summary

The following table summarizes our cash flows for the nine months ended November 30, 2007 and 2006:

	Nine Months Ended November
(Amounts in millions)	2007	2006
Net cash (used in) provided by:
Operating activities	$(107.2)	$218.7
Investing activities	107.4	(137.9)
Financing activities	39.2	52.8
Discontinued operations	14.2	(2.6)
Effect of exchange rate changes on cash	0.2	(0.3)

Increase in cash and cash equivalents	$53.8	$130.7

Operating Activities

For the nine months ended November 30, 2007, net cash used in operating activities was $107.2 million, compared with net cash provided by operating activities of $218.7 million for the nine months ended November 30, 2006. The change was due primarily to the net loss of $324.7 million for the nine months ended November 30, 2007, compared with the net loss of $4.0 million for the nine months ended November 30, 2006.

Investing Activities

Net cash provided by investing activities was $107.4 million for the nine months ended November 30, 2007, compared with net cash used in investing activities of $137.9 million for the nine months ended November 30, 2006. The change was due primarily to an increase in net sales and maturities of investment securities.

Financing Activities

For the nine months ended November 30, 2007, net cash provided by financing activities was $39.2 million, compared with $52.8 million for the nine months ended November 30, 2006. The decrease in cash provided by financing activities was due primarily to a decrease in cash provided by the issuance of common stock and a decrease in cash provided by excess tax benefits from stock-based compensation. These decreases in cash provided were partially offset by a decrease in cash used to repurchase common stock.

The board of directors has authorized the repurchase of up to $1.2 billion of common stock, of which $233.7 million remained available at November 30, 2007. During the three months ended November 30, 2007, we did not repurchase common stock primarily due to our desire to maintain a strong cash position as we faced an uncertain macroeconomic environment. During the nine months ended November 30, 2007, we used cash to repurchase 2.5 million shares of common stock at an average price of $18.68 per share, for a total price of $46.7 million, excluding commission fees. During the same period last fiscal year, we used cash to repurchase 5.0 million shares of common stock at an average price of $27.23 per share, for a total price of $136.9 million, excluding commission fees. As of November 30, 2007, we had repurchased 60.4 million shares of common stock at an average price of $16.01 per share, for a total price of $966.3 million, excluding commission fees, since the inception of the stock repurchase program.

During fiscal 2007, the board of directors authorized an increase in our quarterly dividend rate to $0.04 per share from the previous quarterly dividend of $0.0175 per share on our common stock. The dividend rate change was effective with the declaration of the quarterly dividend in the third quarter of fiscal 2007, resulting in an increase in cash used to pay dividends in the nine months ended November 30, 2007, compared with the nine months ended November 30, 2006.

Cash, Cash Equivalents and Short-term Investments

At November 30, 2007, we had cash, cash equivalents and short-term investments of $483.1 million, compared with $739.5 million at February 28, 2007. The $256.4 million decline in the cash position primarily reflects cash used to purchase property and equipment, net of proceeds from sales of property and equipment, of $201.4 million and cash used by operations of $107.2 million. Stock repurchases and dividend payments of $66.9 million also drove the decrease in the cash position. These decreases in the cash position were partially offset by cash provided by an increase in our book overdraft balance.

Net-owned Inventory

Merchandise inventory increased to $2.59 billion at November 30, 2007, from $1.64 billion at February 28, 2007. Net-owned inventory, calculated as merchandise inventory less merchandise payable, decreased by $40.0 million from February 28, 2007, to November 30, 2007. Domestic segment net-owned inventory decreased by $78.4 million from February 28, 2007, to November 30, 2007. An increase in merchandise payables primarily related to the timing of payments more than offset the seasonal inventory build.

Capital Expenditures

Capital expenditures, net of landlord reimbursements, were $203.9 million in the nine months ended November 30, 2007, compared with $215.3 million in the same period last fiscal year. The decrease in capital expenditures was driven primarily by a decrease in non-store investments.

Sources of Liquidity

As of November 30, 2007, we have a $500 million revolving credit facility secured by inventory and accounts receivable. This facility is scheduled to mature in June 2009. The credit facility provides for a $400 million borrowing limit for the domestic segment and a $100 million borrowing limit for the international segment. At November 30, 2007, short-term borrowings were $20.0 million and related to our international segment. At November 30, 2007, outstanding letters of credit were $53.7 million, leaving $426.3 million available for borrowing. We were in compliance with all covenants at November 30, 2007.

On December 12, 2007, we signed a commitment letter with Bank of America, N.A. for a $1.3 billion asset-based credit facility, which would amend and restate our current $500 million facility. The increased facility would have an initial five-year term, would not contain financial covenants, and would be subject to various borrowing base requirements. The facility will place limitations on specific uses of cash such as for dividends, share repurchases and acquisitions, and we will be required to maintain a minimum level of available borrowings under the facility. The facility will continue to be secured primarily by our inventory and credit card receivables, and made available for general corporate purposes. The commitment letter contains various customary closing conditions, including completion by Bank of America of a satisfactory due diligence investigation and the negotiation and execution of definitive documentation. The commitment letter is not conditioned upon a successful syndication of the credit facility. We expect to close the credit facility on or before January 30, 2008.

Our primary sources of liquidity include available cash, the expected reduction in net-owned inventory, borrowing capacity under the credit facility and landlord reimbursements. We expect that our primary sources of liquidity will be sufficient to fund capital expenditures and working capital for the foreseeable future.

Contractual Obligations and Contingencies

In March 2007, we signed a seven-year, $775 million information technology services contract with IBM. Our payments to IBM are determined based upon usage, and annual payments are estimated to be between $80 million and $125 million.

Also, as a result of the adoption of FIN 48, we had $36.0 million of unrecognized tax benefits and the related accrued interest recorded in other liabilities on the consolidated balance sheet at November 30, 2007. We are not able to reasonably estimate in which future periods these unrecognized tax benefits will be settled.

FINANCIAL OUTLOOK

Assuming that the sales and margin trends that we experienced late in the third quarter continue for the balance of the fourth quarter of the fiscal year, we continue to expect to report a modest loss before taxes in the fourth quarter driven by a pre-tax loss in the domestic segment. Due to the impact of the tax valuation allowance, we are focusing our discussion of outlook to pre-tax results. For the fourth quarter, we do not expect to record an income tax benefit or expense, excluding discrete items, for the domestic segment. We expect consolidated income tax expense to reflect tax expense for the international segment.

We remain committed to a significant reduction in our domestic segment net-owned inventory position at February 29, 2008, compared to February 28, 2007. Net-owned inventory is merchandise inventory less merchandise payable. Depending on our sales performance during the fourth quarter, we may achieve a net-owned inventory reduction that is modestly below our previous guidance of $100 million to $150 million.

In fiscal 2008, we expect to open 61 to 63 incremental and relocated domestic segment Superstores. We expect approximately two-thirds of the openings to be in a 20,000 square foot format. Domestic segment Superstore openings estimates are shown in the following table.

Domestic Segment Superstore Openings Estimates

	Q1(a)	Q2(a)	Q3(a)	Q4	FY08
Incremental Superstores	0	9	16	19-20	44-45
Relocated Superstores	1	4	5	7-8	17-18

Total Superstore openings	1	13	21	26-28	61-63

(a)

First, second and third quarter openings are actual. On February 26, 2007, the company closed one store in advance of opening a replacement store in the first quarter of fiscal 2008. The replacement store is included in relocations for the first quarter of fiscal 2008.

In fiscal 2009, we anticipate that capital expenditures, net of landlord reimbursements, will total between $150 million and $200 million. For fiscal 2009, the pipeline process is not complete, but we currently expect to open 50 to 60 new and relocated Superstores.

FORWARD-LOOKING STATEMENTS

The provisions of the Private Securities Litigation Reform Act of 1995 provide companies with a “safe harbor” when making forward-looking statements. This “safe harbor” encourages companies to provide prospective information about their companies without fear of litigation. We wish to take advantage of the “safe harbor” provisions of the Act. Our statements that are not historical facts, including statements about management’s expectations for fiscal 2008 and beyond, are forward-looking statements and involve various risks and uncertainties. In most cases, you can identify our forward-looking statements by words such as “expect,” “anticipate,” “believe,” “should,” “may,” “plan,” “will” or similar words.

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

•	our response to pricing and promotional activities of our competitors;

•	the successful implementation and execution of our initiatives to accelerate sales growth, gross margin improvement and expense reductions;

•	our ability to reduce our overall cost and expense structure and to maintain cost reductions while growing sales;

•	the ability of vendors to fulfill merchandise orders and allocation commitments;

•	our ability to control and leverage expenses as a percentage of sales;

•

changes in general economic conditions including, but not limited to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, personal discretionary spending levels, trends in consumer retail spending (both in general and in our product categories), unemployment, commodity pricing and consumer sentiment about the economy in general;

•	the level of consumer response to new products or product features in the merchandise categories we sell and changes in our merchandise sales mix;

•	the pace of commoditization of consumer electronics;

•	the impact of inventory and supply chain management initiatives on inventory levels and profitability;

•	our ability to generate sales and margin growth through expanded services offerings;

•	the impact of new products and product features on the demand for existing products and the pricing and profit margins associated with the products we sell;

•	significant changes in retail prices for products and services we sell;

•	changes in availability or cost of financing for working capital and capital expenditures, including financing to support development of our business;

•	the lack of availability or access to sources of inventory or the loss or disruption in supply from one of our major suppliers;

•	our inability to liquidate excess inventory should excess inventory develop;

•	our inability to maintain sales and profitability improvement programs for our Circuit City Superstores, including our store revitalization plan;

•	our ability to continue to generate strong sales growth in key product categories and through our direct sales channel;

•	the availability of real estate that meets the company’s criteria for new and relocating stores;

•	the cost and timeliness of new store openings and relocations;

•	consumer reaction to new store locations and changes in our store design and merchandise;

•	our ability and the ability of Chase Card Services to successfully market and promote the third party credit card program being offered by Chase Card Services;

•	the extent to which customers respond to promotional financing offers and the types of promotional terms we offer;

•	our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;

•

the impact of initiatives related to transforming retail processes and upgrading merchandising, marketing, point-of-sale and information systems on revenue and operating margin and the costs associated with these investments;

•	the potential financial, accounting and operational impact of delays in the implementation and completion schedules of the point-of-sale and various merchandising and marketing systems;

•	changes in production or distribution costs or costs of materials for our advertising;

•	effectiveness of our advertising and marketing programs for increasing consumer traffic and sales;

•

the imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to us, the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws;

•	our strategic evaluation of the international segment, including the impact of changes in credit markets

•	the timely production and delivery of private-label merchandise and level of consumer demand for those products;

•	our ability to recover our deferred tax assets through future profitability;

•	reduced investment returns or other changes relative to the assumptions for our pension plans that impact our pension expense;

•	changes in our anticipated cash flow;

•	whether, when and in what amounts share repurchases may be made under our stock buyback program;

•	adverse results in significant litigation matters;

•	currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies;

•	the global regulatory and trade environment;

•	the disruption of global, national or regional transportation systems; and

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

Inventory Purchases

A portion of InterTAN’s purchases are from vendors requiring payment in U.S. dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN’s management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders; exchange rates, including forecasts from major financial institutions; local news; and other economic factors. At November 30, 2007, U.S. dollar open purchase orders totaled approximately $25.2 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $2.5 million for those orders. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, to the degree commercially feasible.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the company’s management, including the chief executive officer and chief financial officer, the company has evaluated the effectiveness of its “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, the chief executive officer and the chief financial officer concluded that, because of the material weakness in internal control over financial reporting discussed below, the company’s disclosure controls and procedures were not effective as of November 30, 2007.

Material Weakness in Internal Control over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-14(f) under the Securities Exchange Act of 1934, as amended. The company’s management identified the material weakness described below in its internal control over financial reporting as of November 30, 2007. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified errors in the application of the provisions of SFAS No. 109 during the third quarter ended November 30, 2007, including the calculation of the company’s valuation allowance on deferred tax assets. These misapplications of the provisions of SFAS No. 109 did not have a material impact on the financial statements related to the third quarter, but had the potential to do so. As a result, management has concluded that this internal control deficiency constitutes a material weakness in internal control over financial reporting because there is a reasonable possibility that a material misstatement of the interim or annual financial statements would not have been prevented or detected on a timely basis.

The material weakness did not result in the restatement of the company’s financial statements for any period.

As described below under the heading “Changes in Internal Control Over Financial Reporting,” the company is taking steps designed to improve accounting for income taxes.

Changes in Internal Control Over Financial Reporting

There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended November 30, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

The company is beginning the process of remediating the material weakness in accounting for income taxes by acquiring additional tax resources, with an emphasis on SFAS No. 109 expertise. Additional remedial steps are as follows:

•	The company is increasing its monitoring of critical accounts that require both income tax and financial reporting expertise.

•	The company is enhancing its interim and annual review processes for significant and complex matters related to the tax provision and the application of SFAS No. 109.

The company believes the above steps will provide the infrastructure and processes necessary to accurately calculate the tax provision on a quarterly basis. The company will continue to implement these remedial steps to ensure operating effectiveness of the improved internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we, including our subsidiaries, are a party or of which our property is the subject.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2007, which could materially affect our business, financial condition or future results. Except for the additional risk factor provided below, there have been no material changes to those risk factors since we filed our fiscal 2007 Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the company’s results of operations and financial condition.

Effective internal and disclosure controls are necessary for the company to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If the company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of its ongoing monitoring, the company may discover material weaknesses or significant deficiencies in its internal control over financial reporting under standards adopted by the Public Company Accounting Oversight Board that require remediation.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of this Quarterly Report on Form 10-Q, the company determined that there was a material weakness in its internal control over financial reporting as of November 30, 2007 arising from the application of the provisions of SFAS No. 109 in recording the company’s valuation allowance against deferred tax assets. The company has provided additional information on this material weakness, including its proposed remediation, in Part I, Item 4, “Controls and Procedures,” above.

The company cannot assure that other internal or disclosure control deficiencies might not be identified. Any failure to maintain effective controls or timely effect any necessary improvement of the company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm its reputation or cause investors to lose confidence in its reported financial information, all of which could have a material adverse effect on the company’s results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended November 30, 2007:

	Total Number of Shares Purchased(a) (in thousands)	Average Price Paid per Share(a)	Purchased as Part of Publicly Announced Program	Approximate Dollar value of Shares that May Yet be Purchased Under the Program(b) (in millions)
September 1 – September 30, 2007	1.4	$10.88	—	$233.7
October 1 – October 31, 2007	7.2	$8.21	—	$233.7
November 1 – November 30, 2007	0.3	$7.93	—	$233.7

Total fiscal 2008 third quarter	8.8	$8.62	—

(a)

These columns reflect shares of common stock withheld to pay tax withholding obligations for employees in connection with the vesting of stock awards. These shares are not considered part of the share repurchase program described in (b) below.

(b)

In January 2003, the company announced that the board of directors had authorized the repurchase of up to $200 million of common stock. In June 2004, the company announced a $200 million increase in its stock repurchase authorization, raising the repurchase capacity to $400 million. In March 2005, the company announced a $400 million increase in its stock repurchase authorization, raising the repurchase capacity to $800 million. In June 2006, the company announced a $400 million increase in its stock repurchase authorization, raising the repurchase capacity to $1.2 billion. There is no expiration date under the authorization. At November 30, 2007, $233.7 million remained available for stock repurchases under the $1.2 billion stock repurchase authorization.

ITEM 6.	EXHIBITS

10.1	Third Amendment to the Consumer Credit Card Program Agreement, dated as of October 24, 2007, between Bank One Delaware, N.A. n/k/a Chase Bank USA, N.A. and Circuit City Stores, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of CEO under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of CFO under Rule 13a-14(a) of the Securities Exchange Act of 1934

Section 1350 Certifications

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

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
Philip J. Dunn
Senior Vice President, Treasurer, and Chief Accounting Officer (Principal Accounting Officer)

January 9, 2008

EXHIBIT INDEX

10.1	Third Amendment to the Consumer Credit Card Program Agreement, dated as of October 24, 2007, between Bank One Delaware, N.A. n/k/a Chase Bank USA, N.A. and Circuit City Stores, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of CEO under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of CFO under Rule 13a-14(a) of the Securities Exchange Act of 1934

Section 1350 Certifications

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002