Form 10-K
period 2008-02-29
CIRCUIT CITY STORES INC
filed 2008-04-28
CIK 104599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common shares held by non-affiliates as of August 31, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $1,819,785,220 based upon the closing price of these shares as reported by the New York Stock Exchange on that date. (For purposes of this calculation only, all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

On March 31, 2008, the company had outstanding 168,793,070 shares of common stock.

Portions of the company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this annual report on Form 10-K.

PART I

Item 1.	Business.

General

Circuit City Stores, Inc. is a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. Circuit City was incorporated under the laws of the Commonwealth of Virginia in 1949. Its corporate headquarters are located at 9950 Mayland Drive, Richmond, Virginia. The company has two reportable segments: its domestic segment and its international segment. For fiscal 2008, net sales were $11.14 billion for the domestic segment and $600.9 million for the international segment.

The domestic segment is engaged in the business of selling brand-name and private-label consumer electronics, personal computers, entertainment software, and related services in its stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. At February 29, 2008, the company’s domestic segment operated 682 Superstores and 11 other stores in 158 U.S. media markets.

The company is in the midst of a turnaround, with the goal of rebuilding its customer service and selling culture in its domestic segment Superstores. In fiscal 2008, the company implemented numerous changes that had a negative financial impact. In fiscal 2009, the company will continue to focus on its growth pillars to win in home entertainment, grow its services business, leverage the shift to multi-channel retailing and significantly improve its real estate position.

The international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. At February 29, 2008, the international segment conducted business through 779 retail stores and dealer outlets, which consisted of 502 company-owned stores and 277 dealer outlets. The international segment re-branded most of its company-owned stores and dealer outlets to The Source By Circuit CitySM during fiscal 2006. The international segment operates a Web site at www.thesource.ca. In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation.

Additional discussion of Circuit City’s operating segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 17, Segment Information, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this annual report on Form 10-K.

Multi-channel Operations

Circuit City has a highly integrated multi-channel business model, which allows customers to shop in its stores, on the Web and via the telephone. Store operations are managed primarily by an executive vice president and chief operating officer who oversees the company’s domestic segment Circuit City retail stores, real estate, information technology and supply chain. An executive vice president - new business development oversees the company’s domestic segment the cityTM retail stores, firedogSM services and ongoing innovation work. Direct channel operations, including the Web site, call centers and catalog, are managed by a senior vice president - multi-channel.

During fiscal 2008, the domestic segment retail operations were divided into eight regions, which are under the supervision of regional vice presidents. The regions are comprised of 64 districts, which are managed by district managers who regularly visit stores to monitor store operations and meet with store directors.

During fiscal 2008, the store management model for the company’s domestic segment Superstores changed. Previously, all domestic segment Superstores had five store management positions: a store director, an operations manager and three sales managers. Under the current model, stores are led by a store director, an operations manager and between one and three sales managers, depending on the store’s sales volume. The change better aligns expenses with store productivity. The company also created a new supervisor position. Each store has five to seven supervisors who oversee specific areas such as home entertainment, technology, firedogSM home theater installation and PC services, firedogSM car electronics services and customer service. The supervisors provide additional leadership on the sales floor, and the supervisor position creates a more defined career path for store Associates.

The company also updated seven key standard operating procedures (SOPs) in domestic segment Superstores during fiscal 2008. One of the SOP changes included the creation of a product flow team in the store. Previously, store Associates were responsible for both selling activities, such as answering customer questions, and tasking activities, such as stocking shelves. Under the current model, the product flow team Associates are responsible for receiving, stocking, displaying and tagging store inventory from the delivery truck to the shelf. Product specialists are dedicated solely to customer-assistance activities. Customer service Associates are responsible for opening and closing the store, cashiering and greeting.

Domestic segment Superstores are typically staffed with an average of 59 full-time and part-time Associates, including customer service Associates; product specialists; product flow team members; in-store technicians and installers; supervisors; one or more sales managers; an operations manager; and a store director.

The company’s direct-to-consumer business has grown rapidly since the launch of its Web site in 1999. Through www.circuitcity.com, www.firedog.com and telephone call centers, customers have access to a wide selection of consumer electronics, technology and entertainment products, and related services as well as to customer service. The company’s Web site at www.circuitcity.com offers nearly 150,000 customer ratings and reviews of products, as well as in-depth product and technology information. Customers may view real-time in-store inventory of products selected on www.circuitcity.com, purchase products online, and pick up eligible products in a nearby store. As an enhancement of its multi-channel capabilities, Circuit City offers a 24/24 Pickup GuaranteeSM for qualifying purchases made through its Web site or telephone call centers. Under this policy, qualifying purchases will be ready for customers to pick up at their designated store within 24 minutes of purchase confirmation, or the customer will receive a $24 Circuit City gift card. During fiscal 2008, approximately 55 percent of online sales were picked up in a store.

At February 29, 2008, the domestic segment had 42,974 hourly and salaried Associates. None of these Associates is subject to a collective bargaining agreement. The company employs additional personnel during peak selling seasons. The company has an hourly pay structure for the domestic segment’s non-management sales force.

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

International segment retail stores are typically staffed by 5 to 20 Associates, including full-time and part-time commissioned sales Associates and a store manager. At February 29, 2008, the international segment had 2,911 hourly and salaried Associates. Approximately 95 of these Associates, who are engaged in warehousing and distribution operations, are represented by a union. The terms of a three-year collective bargaining agreement ending in April 2009 were ratified with these employees. The company considers its relationship with the union-represented employees to be good.

Domestic segment and international segment Associates receive frequent training and development through interactive e-learning courses; paper-based exercises; interactive in-store communications; team meetings; and peer mentorship. This blended training approach focuses on improving Associate selling skills; developing product knowledge with an emphasis on new technology; performing store operations; and building Circuit City culture. In addition, Associates use the company’s customer Web sites and the internal Associate Web sites as additional resources for product and service knowledge. Management training programs are designed to prepare the company’s leaders and include Web-based training, in-store activities and classroom instruction.

Retail Stores

DOMESTIC SEGMENT STORE MIX

	Retail Units at Fiscal Year End
	2008	2007	2006
Superstores	682	642	626
Other stores	11	12	5

Total domestic segment stores	693	654	631

Prior to fiscal 2001, the company’s Superstore prototypes utilized a showroom model, which required sales assistance for each transaction to retrieve product that was stocked in the large warehouse portion of the store. Approximately 55 percent of the company’s domestic segment Superstores were constructed as showroom prototypes, and today they have excess square footage in the warehouse area that is unused. The showroom prototypes on average include approximately 60 percent of the total square footage as selling area and approximately 40 percent as non-selling area, which includes areas such as warehouse space, mobile installation bays, training rooms and restrooms.

During fiscal 2001, Circuit City introduced a new Superstore format that features a brighter, more contemporary look and an open, easily navigable floor plan conducive to browsing that comprises approximately 30,000 square feet per store. The format allows the company to put all products, except those that are too large for customers to carry, on the sales floor. These post-showroom prototypes on average include approximately 72 percent of the total square footage as selling area.

During fiscal 2008, Circuit City introduced a new Superstore format called the cityTM that features a highly interactive environment with 20,000 square feet per store. Store Associates use headsets and tablet PCs to assist in the sales process. The merchandising strategy for the cityTM includes carrying a reduced assortment in the store compared with traditional Circuit City Superstores, while maintaining strong assortments and inventory levels in key categories. Circuit City’s the cityTM prototype includes approximately 75 percent of the total square footage as selling area.

DOMESTIC SEGMENT SUPERSTORE COUNT BY TOTAL SQUARE FOOTAGE

At February 29, 2008	Count
35,000 sq. ft. or more	169
30,000 to 34,999 sq. ft.	325
25,000 to 29,999 sq. ft.	83
20,000 to 24,999 sq. ft.	73
Less than 20,000 sq. ft.	32

DOMESTIC SEGMENT SUPERSTORE COUNT BY FORMAT

At February 29, 2008	Count
Showroom (legacy)	372
Non-showroom(a)
Larger prototypes	247
Smaller prototypes	41
the cityTM	22

(a)

Larger prototypes are typically 30,000 or 34,000 square feet. Smaller prototypes are typically 20,000 square feet. The prototype for the cityTM is 20,000 square feet. All categories may include stores with square footage that is larger or smaller than the prototype design.

The company provides both selling square footage and total square footage metrics for the domestic segment Superstores in order to aid investors in understanding the impact of the changes in the prototypes.

DOMESTIC SEGMENT SUPERSTORE SQUARE FOOTAGE SUMMARY

At February 29 or 28	Selling Sq. Ft.	Total Sq. Ft.
2008	14,243,803	22,054,584
2007	13,243,665	21,172,652
2006	12,990,321	20,728,064

During fiscal 2008, the company opened 43 incremental Superstores, relocated 18 Superstores, remodeled one Superstore into the company’s the cityTM format and closed three Superstores. An additional Superstore was closed in February 2008 in advance of opening a relocated store in fiscal 2009. The following table summarizes the progress of the domestic segment Superstore revitalization program over the last eight fiscal years.

Fiscal	Superstore Openings	Superstore Relocations		Full Remodels		Superstore Closures		Superstores at End of Fiscal Year
2008	43	18	(a)	1		4	(b)	682
2007	23	12	(c)	2	(d)	8	(a)	642
2006	18	10		—		4	(c)	626
2005	31	28	(e)	1		19		612
2004	8	18		4		20	(e)	599
2003	8	11		3		1		611
2002	11	8		12		1		604
2001	24	1		26		1		594

Total	166	106		49		58

(a)	In February 2007, the company closed one store in advance of opening a replacement store in the first quarter of fiscal 2008. The replacement store is included in fiscal 2008 store relocations.
(b)	In February 2008, the company closed one store in advance of opening a replacement store in the second quarter of fiscal 2009. The replacement store will be included in fiscal 2009 store relocations.
(c)	In February 2006, the company closed one store in advance of opening a replacement store in the first quarter of fiscal 2007. The replacement store is included in fiscal 2007 store relocations.
(d)	One fiscal 2007 remodel consisted of rebuilding a hurricane-damaged store on the same site.
(e)	In February 2004, the company closed one store in advance of opening a replacement store in the first quarter of fiscal 2005. The replacement store is included in fiscal 2005 store relocations.

During fiscal 2009, the company expects to open 45 to 55 domestic segment Superstores, of which it expects 6 to 8 will be relocations. Virtually all of the 45 to 55 Superstore openings will be in the cityTM format.

INTERNATIONAL SEGMENT STORE MIX

	Retail Units at Fiscal Year End
	2008	2007	2006
Company-owned stores	502	509	540
Dealer outlets	277	296	300
Battery Plus® stores	—	1	21

Total international segment stores	779	806	861

Effective January 28, 2007, the company returned the management of 92 Rogers Plus® stores to Rogers Wireless Inc. As of February 28, 2006, there were 93 stores in operation. Results from the Rogers Plus® stores are presented as results from discontinued operations for all periods presented.

International segment stores operating under the trade name The Source By Circuit CitySM have a small store format with an average of 2,129 square feet.

Merchandising

The company offers a broad selection of products and services through its stores, on the Web and via the telephone. The company’s major sales categories are

•	video, which includes televisions, imaging products, DVD hardware, camcorders, furniture, and related accessories;

•	information technology, which includes PC hardware, telecommunications products, and related accessories;

•	audio, which includes home audio, mobile audio, portable audio and navigation products, and related accessories;

•	entertainment, which includes movie software, music software, game software, game hardware and PC software; and

•

warranty, services and other, which includes extended warranty net sales; revenues from PC services, mobile installations, home theater installations and product repairs; net financing; and revenues received from third parties for services subscriptions.

To ensure consistency, each domestic segment store follows standard operating procedures and merchandising programs, including procedures for inventory maintenance and merchandise displays. Merchandise pricing may vary by channel or by market to reflect local competitive conditions.

Circuit City’s sourcing strategy is to find products with the best value for the cost. The company identifies products suitable for sourcing through a direct relationship with manufacturers overseas with the support of the Circuit City Global Sourcing staff in Hong Kong, Shenzhen (People’s Republic of China) and Taipei (Taiwan). For more complex products, Circuit City sourcing Associates collaborate with the company’s existing supplier base to reduce costs and development time as well as improve overall profitability. Circuit City offers an increasing amount of private-label merchandise to complement its branded strategy. These unique private-label brands offer customers choice and value while supplementing one of the best selections of brand-name products in the consumer electronics industry.

The international segment’s merchandise offering is designed to increase both sales and gross profit dollars. In fiscal 2007, the segment underwent a number of transformation activities designed to increase sales and gross profit margin, including optimizing assortments, managing lifecycle transitions, implementing a formal pricing strategy and reducing non-working inventory. The segment continued its transformation activities in fiscal 2008 and is focused on improving the effectiveness of assortment planning, category management, lifecycle transitions and pricing.

Marketing

In fiscal 2008, Circuit City launched a new brand position based upon consumer insights and support of the multi-channel strategy. The new brand position is titled simplicity guaranteedTM. The company is building and accelerating upon its turnaround work designed to deliver consumers a better and more valuable shopping experience, wherever and whenever they shop for consumer electronics. Circuit City’s brand position is focused on the premise that consumer electronics can be confusing, time-consuming and difficult to install and set up. The company’s marketing promotes that Circuit City makes it simple to shop, buy and enjoy consumer electronics.

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

Supply Chain

The company has a vertically-integrated supply chain organization encompassing logistics; distribution and warehousing; inventory management; space planning; and lifecycle process re-engineering. Due to this structural alignment, the company expects, over time, to be able to identify and react rapidly to changes in consumer demand as well as reduce the time from buying decision through replenishment and display of the product at the point of sale. The company is in the process of upgrading its merchandising, marketing and supply chain information systems, which will enable additional improvements and efficiencies in processes.

As a retailer primarily of branded consumer electronics that relies upon its ability to offer consumers a comprehensive and attractive assortment of merchandise and services, Circuit City depends upon strong and stable supplier relationships. During fiscal 2008, the domestic segment’s five largest suppliers accounted for approximately 47 percent of merchandise purchased. The major suppliers were Sony, Hewlett-Packard, Samsung, Toshiba and Canon USA. The international segment’s five largest suppliers accounted for approximately 35 percent of its merchandise purchased and were Acer, Rogers Wireless, Apple, Hewlett-Packard and Ingram Micro.

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

At February 29, 2008, the domestic segment operated six automated regional electronics distribution centers; one smaller automated distribution center that primarily handles large non-conveyable products, such as big screen televisions; and one import consolidation and distribution center. In fiscal 2010, the company plans to open a new distribution center that will replace two facilities. The new center will provide additional capacity to support new stores and direct channel growth.

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

Late in fiscal 2007, the company consolidated the IT organizations that supported Circuit City’s domestic segment Superstores, direct channel and international segment. The change eliminated duplication of processes and allowed the unified IT organization to build solutions that serve the company’s multi-channel needs. In fiscal 2008, the company entered into an agreement with IBM to outsource its IT infrastructure operations. Areas that IBM manages for Circuit City include data center operations, store support services, e-commerce hosting operations, service desk operations, network management, network services, desktop support, enterprise systems management and IT security administration.

The domestic segment’s in-store point-of-sale (POS) systems maintain a record of all transactions and allow management to track performance by region, store and store Associate on a near real-time basis. The information gathered by the systems supports automatic replenishment of in-store inventory from the regional distribution centers and is incorporated into product buying decisions. The in-store POS systems are integrated with the company’s e-commerce Web site. This integration provides the capability for in-store pickup of merchandise ordered online and allows for in-store ordering of merchandise for shipment directly to the customer’s home. As part of an effort to eliminate complex, custom-developed information systems, the domestic segment began deployment of a new POS system to a limited number of locations during fiscal 2007. The new POS system is more flexible and scalable in support of the company’s new store growth and other initiatives; allows for easier and faster training; provides enhanced data security; and enables additional capabilities for services and in-store pickup of merchandise. At February 29, 2008, the company had deployed the new POS system to 26 percent of its domestic segment Superstores. As part of the focus on slowing the volume of changes that are introduced to the stores, the company has decided to slow deployment of the new POS system. A more deliberate rollout will ensure the POS conversion processes are effective, thereby minimizing disruption to the stores.

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

The company has implemented new data warehousing capabilities that will improve internal processes, streamline applications and allow more timely analysis of data for the domestic segment. In fiscal 2007, the domestic segment began implementing an extensive suite of systems, the majority of which are provided by Oracle Retail, to transform its merchandising, supply chain, planning and marketing processes. The systems implementation, known internally as the merchandising systems transformation (MST), is expected to enhance speed, flexibility, visibility and optimization across all channels and better integrate financial, assortment and space planning with forecasting and replenishment. The rollout will be a series of discrete system releases, and each can deliver benefits upon implementation. The new systems are designed to allow the company to collaborate with its vendors and optimize pricing and space allocation in its stores. During fiscal 2008, the company implemented six modules of the new merchandising systems.

Competition

The consumer electronics retail industry is highly competitive. Competitors include

•	other consumer electronics retailers,

•	discount retailers,

•	warehouse club retailers,

•	home office retailers,

•	Internet-based retailers and

•	direct-to-consumer alternatives.

Discount and warehouse club retailers continue to increase consumer electronics offerings, particularly of entry-level and less complex products. In addition, many of the company’s vendors and suppliers have opened retail store locations and increased their direct sales to consumers. The company’s competitors may offer products and services at lower prices; promote products and services more aggressively; offer more attractive financing; and receive more favorable product allocations than the company does. Any of these actions could adversely affect the company’s sales and profit margin.

In response, Circuit City continues to build a differentiated offering based primarily on the company’s growth pillars of home entertainment, services and multi-channel integration. Circuit City’s domestic segment differentiates itself from competitors by offering a high level of customer service; competitive prices; complete product and service assortments; financing alternatives; and the option of multi-channel shopping. The international segment differentiates itself from other consumer electronics retailers in Canada through its range of products and its service orientation.

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

Intellectual Property

The company’s principal trademarks and service marks, which are “Circuit City,” “firedog,” “The Source By Circuit City,” “Circuit City Advantage,” “the city,” “24/24 Pickup Guarantee” and “simplicity guaranteed,” either have been registered or have trademark applications pending with the United States Patent and Trademark Office and with the trademark registries of various foreign jurisdictions. The company’s rights in these trademarks and service marks continue for as long as they are used. The company believes that the “Circuit City” name and the circle logo design have significant value and are important to its business. The company also owns various trademarks used with private-label consumer electronics designed and manufactured by third parties for Circuit City. The company has also filed a patent application for a system and method of guided sales using a tablet personal computer.

The company has trademark applications pending in both the United States and Canada for “The Source By Circuit City.” The international segment also operated one store under the license for Battery Plus® until the third quarter of fiscal 2008. The company’s InterTAN subsidiary formerly licensed marks from RadioShack Corporation to operate retail consumer electronics outlets under the RadioShack® name in Canada. All stores formerly operated under license from RadioShack Corporation were re-branded during fiscal 2006.

Seasonality

Like many retailers, Circuit City’s revenues are typically greatest during the fourth fiscal quarter because it includes the majority of the holiday selling season. A corresponding pre-season inventory build during the third fiscal quarter is typically associated with this higher sales period.

Working Capital

The company funds capital expenditures and working capital needs through available cash and cash equivalents and landlord reimbursements for store construction. In addition, the company has a $1.3 billion asset-based credit facility available for working capital, letters of credit, capital expenditures, and other general corporate purposes. Additional discussion of Circuit City’s Liquidity and Capital Resources is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this annual report on Form 10-K.

Sale of Private-Label Finance Operation

In May 2004, the company completed the sale of its private-label finance operation, comprised of its private-label and co-branded Visa credit card programs, to Chase Card Services. The company entered into a Consumer Credit Card Program Agreement under which Chase Card Services is offering private-label and co-branded credit cards to new and existing customers. In October 2007, the company entered into an amendment to the agreement to extend the term of the agreement from seven years to eight years and modified various financial terms. Circuit City is compensated under the program agreement primarily based on the number of new accounts opened less promotional financing costs. The net results from the program agreement are included in net sales on the consolidated statements of operations.

Discontinued Operations

On January 28, 2007, Rogers Wireless Inc. terminated its agreement with InterTAN Canada Ltd. with respect to the operation of the Rogers Plus® stores in the international segment. Results from the Rogers Plus® stores are presented as results from discontinued operations on the consolidated statements of operations.

The company closed a domestic segment operation in fiscal 2007 that previously had been held for sale. The company sold a domestic segment subsidiary, MusicNow, LLC, in fiscal 2006. Results from these operations are presented as results from discontinued operations on the consolidated statements of operations.

Available Information

Circuit City makes available, free of charge on its Web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as practicable after electronically filing the material with or furnishing the material to the Securities and Exchange Commission. These documents may be viewed by visiting the company’s investor information Web site at http://investor.circuitcity.com and selecting the “SEC Filings” link under the “Investor Information” header.

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

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:

Circuit City Stores, Inc.

Investor Relations Department

9950 Mayland Drive

Richmond, Virginia 23233

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

In order to achieve profitable results, we must compete successfully in the consumer electronics industry against large specialty retailers, discount or warehouse club retailers, home office retailers, Internet-based retailers, direct-to-consumer alternatives and local or regional retailers. Many of our vendors and suppliers have opened retail store locations and increased their direct sales to consumers. Because of the size and strong performance of some of our competitors, they may promote merchandise more aggressively and offer more attractive financing and discount prices for extended periods of time, which could adversely affect our profit margin. If we cannot respond adequately to these multiple sources and types of competition, it could adversely impact customer traffic, market share and overall financial performance.

If we are not successful in growing our services platform and increasing sales of services and accessories, then our margin and revenues could be adversely impacted.

Our strategy includes margin and revenue growth from services, including home theater installation and services for personal computers. We also are focused on increasing revenues through accessory attachments, where we provide the customer with key products as well as cables, connectors, brackets, batteries, chargers, stands, mounts and other accessories. If we are unable to increase the rates at which our customers purchase these services and accessories through our retail execution, then our margin rates could be negatively impacted by decreases in average retail prices. In addition, our revenues could be adversely impacted as a larger number of competitors are able to sell products online and through discount retail channels.

Future losses may adversely affect our financial condition and operating cash flows.

We had a net loss of $319.9 million for the year ended February 29, 2008, and a net loss of $8.3 million for the year ended February 28, 2007. These results have had a negative impact on our financial condition and operating cash flows. We also expect to continue to incur losses for our 2009 fiscal year, although we believe that our turnaround initiatives will lead to sustained profitability. Our primary sources of liquidity include borrowing under our credit facility, available cash and cash equivalents, expected reductions in net-owned inventory and landlord reimbursements for store construction. Potential additional sources of cash in our 2009 fiscal year could include proceeds on the sale of a subsidiary and an income tax refund due to the carryback of a portion of our net operating loss for the 2008 fiscal year.

We expect that our primary sources of liquidity will be sufficient to fund capital expenditures and working capital through fiscal 2009 and for the foreseeable future. However, we cannot provide any assurance that our business will return to profitability and that we will not incur additional losses beyond our current expectations. A continued trend of operating losses may have an adverse affect on our financial condition and operating cash flows.

Significant changes in our relationships with key suppliers may adversely impact our business.

The products that we sell originate from a wide variety of domestic and international suppliers. During fiscal 2008, the domestic segment’s five largest suppliers accounted for approximately 47 percent of its merchandise purchased, and the international segment’s five largest suppliers accounted for approximately 35 percent of its merchandise purchased. While we believe that our relationships with our key suppliers are strong, any vendor may choose to modify the terms of the relationship that it has with us, due to general economic concerns or due to concerns relating to the vendor or to us, at any time. A significant unfavorable change in our relationships with key suppliers could materially adversely affect our revenue and gross profit. In addition, any significant change in the payment terms that we have with our key suppliers could adversely affect our financial condition and liquidity.

The failure to control our cost and expense structure could have a material adverse impact on our profitability and earnings.

The average selling prices of key products, including flat panel and digital televisions, have decreased significantly, which makes it more challenging for us to maintain or grow profit margins on these products. Many of our competitors have been able to leverage sales growth and maintain efficient cost structures. As part of our turnaround efforts, we have changed our retail standard operating procedures and modified our store management structure. As a result, we have been able to reduce our expense structure to more competitive levels. However, we will need to continue to control our cost and expense structure as we focus on retail execution. Any unplanned increases in labor rates, advertising and marketing expenses or indirect spending could delay us from achieving sustained profitability or otherwise have a material adverse impact on operating results.

The unexpected loss of one or more members of our executive management team could adversely affect our business.

We have experienced numerous changes in our executive management team in the past several years, including a new chief financial officer and two new executive vice presidents in fiscal 2008. We believe that these individuals understand our operational strategies, including the importance of our turnaround initiatives and the need to continue to motivate our Associates. We have entered into employment agreements with each of these individuals, but we cannot make any assurances that we can retain these individuals for the period necessary for us to return to sustained profitability. Competition for personnel in our industry is strong and the ability to retain key employees during a turnaround can be difficult. The unexpected future loss of services of one or more members of our executive management team could have an adverse effect on our business. If we are unable to retain key executive officers, then it may be difficult for us to maintain a competitive position within the industry or to implement strategic changes in the future.

We may not be able to attract and retain qualified Associates at all levels within the company, which could adversely affect our sales performance, cost structure and competitive position within the industry.

We must recruit and retain a large number of qualified Associates in order to perform successfully. We face intense competition for Associates at all levels of the company, and we compete in job markets nationally. In addition, many of our Associates are in entry-level or part-time positions, which typically have high levels of turnover. Our ability to maintain appropriate staffing levels while controlling labor costs is subject to a number of external factors such as the quality of the labor market in our trade areas, unemployment levels, prevailing wages, changing demographics, health insurance costs and state labor and employment requirements. If we are unable to attract and retain qualified Associates, then our sales performance may be adversely impacted or our labor costs may increase significantly. We have taken steps to bring our hourly wages in line with the marketplace, which could have an adverse impact on morale, productivity, recruiting and retention.

Failure to effectively manage our inventory levels could adversely affect our financial results.

We procure merchandise from a variety of sources and methods, including new and existing vendors, reverse auctions, in-house global sourcing and direct relationships with manufacturers. We depend on strong and stable supplier relationships and accurate forecasts of customer demand. Reduced consumer spending or lack of consumer interest in our products could lead to excess inventory levels; alternatively, if we do not have adequate inventory to respond to customer demand for products, we may lose sales to competitors. Additionally, we may inaccurately forecast product life cycles or end-of-life products, leaving us with excess inventory. As a result, we may be forced to lower our prices, adversely impacting margins and financial results.

We may be unable to relocate successfully or open new stores in desirable locations, which could adversely affect our ability to increase sales and achieve profitable growth.

Our store revitalization program is an important part of our business plan. We have a significant number of stores in older formats or in locations where the trade area has shifted away from our target market. We continue to refine our store prototypes and seek real estate in smaller trade areas and urban locations in addition to larger markets. When we open new stores in markets where we already have a presence, our existing locations may experience a decline in sales as a result. For our store revitalization program to be successful, we must identify and lease favorable store sites, construct the building, and hire and train Associates for the new location. In many areas, we face intense competition from other retailers for desirable store locations. Construction, environmental, zoning and real estate delays may negatively impact store openings and increase costs and capital expenditures. We cannot be certain that new or relocated stores will produce the anticipated sales or return on investment or that existing stores will not be adversely affected by new or expanded competition in their market areas.

We may not be able to successfully execute our multi-channel marketing strategy, which could adversely affect our growth, revenues and margins.

Our direct-to-consumer business has grown rapidly since the launch of our Web site in 1999. We have invested heavily in marketing our in-store pickup process for Web orders, including our “24/24 Pickup Guarantee,” and we have a catalog offering that allows consumers to order products online or by phone. These efforts are intended to attract new customers and increase sales from existing customers, but they could result in customers making fewer trips to our brick-and-mortar stores. While we continue to focus on strategies that provide enhanced shopping capabilities for our Web site customers, it may be more challenging for us to increase sales of extended warranties, services and accessories as customers move toward greater online shopping. In addition, competitive pricing on the Internet and the ability of online customers to perform better price comparisons could negatively impact traffic, average purchase amount and profit margins.

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

Consumers may not upgrade televisions or buy related home theater products, accessories or services at the rate that we expect during the next few years, which would adversely affect our growth, revenues and margins.

Because of the transition from analog to digital television broadcasting, we have invested significant inventory, store space and labor in the digital television category. We expect a large number of consumers to replace analog television sets in the next few years and to purchase related home theater products, accessories and services at the same time. Set-top converters and other technology will permit consumers to continue to use analog televisions even after broadcasting is converted to a digital signal. As a result, if consumers do not embrace digital television at the levels that we expect, our growth, revenues and margins may be negatively impacted.

General economic conditions or a decline in consumer discretionary spending may adversely impact our sales in a disproportionate fashion.

We sell products and services that consumers tend to view as conveniences rather than necessities. As a result, our results of operations may be more sensitive to changes in general economic conditions that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates, energy costs and tax rates could reduce consumer spending or change consumer purchasing habits. A general reduction in the level of consumer spending or our inability to respond to shifting consumer attitudes regarding products, store locations and other factors could adversely affect our growth and profitability.

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

The consumer electronics industry is subject to rapid technological change, obsolescence and price erosion. Our success depends on our ability to anticipate and respond to consumer demand and preferences for new items. The introduction and availability of new products are often controlled by manufacturers and may be subject to the cooperation of third parties such as television broadcasters and wireless providers. We may be adversely impacted by limited quantities of new products. The introduction of new technologies may negatively impact sales of existing products. Significant deviations from the projected demand for products that we sell could result in lost sales or lower margins due to the need to mark down excess inventory.

Our innovation and strategy efforts may fail to increase sales, improve margins or enhance the customer experience and may not result in any meaningful differentiation against our competitors, which could adversely affect our ability to achieve profitable growth.

We have instituted an innovation process to define and test strategic initiatives to grow business in key areas and to identify future areas of growth for us. As a result of this innovation process, we have made large investments in training, information systems and store formats that could prove to be unsustainable or unprofitable when rolled out on a national scale. This could negatively impact our expense structure and profitability. Our failure to successfully implement our strategic vision or the occurrence of any of the following events could have a material adverse impact on our business:

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring, we may discover material weaknesses or significant deficiencies in our internal control over financial reporting under standards adopted by the Public Company Accounting Oversight Board that require remediation.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of our quarterly report on Form 10-Q, we determined that there was a material weakness in our internal control over financial reporting as of November 30, 2007, arising from the application of certain complex provisions of Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” including the calculation of the valuation allowance against deferred tax assets. We have remediated this material weakness as of February 29, 2008.

We cannot assure that other internal or disclosure control deficiencies might not be identified in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table summarizes the geographic location of the company’s retail stores and dealer outlets at February 29, 2008.

	Domestic Segment
	Superstores	Other Stores	Total
Alabama	9	—	9
Arizona	15	—	15
Arkansas	4	—	4
California	92	—	92
Colorado	17	—	17
Connecticut	10	1	11
Delaware	3	—	3
Florida	53	—	53
Georgia	24	—	24
Hawaii	1	—	1
Idaho	2	—	2
Illinois	32	1	33
Indiana	12	1	13
Kansas	3	—	3
Kentucky	7	—	7
Louisiana	12	—	12
Maine	3	—	3
Maryland	18	—	18
Massachusetts	18	2	20
Michigan	21	2	23
Minnesota	9	—	9
Mississippi	5	—	5
Missouri	12	—	12
Nebraska	1	—	1
Nevada	6	—	6
New Hampshire	6	—	6
New Jersey	19	—	19
New Mexico	2	—	2
New York	35	—	35
North Carolina	21	—	21
Ohio	26	2	28
Oklahoma	6	—	6
Oregon	7	—	7
Pennsylvania	30	—	30
Puerto Rico	2	—	2
Rhode Island	1	—	1
South Carolina	10	—	10
Tennessee	14	—	14
Texas	61	—	61
Utah	5	—	5
Vermont	1	—	1
Virginia	23	—	23
Washington	12	1	13
West Virginia	4	—	4
Wisconsin	7	1	8
Wyoming	1	—	1

	682	11	693

	International Segment
	Company- Owned	Dealer Outlets	Total
Alberta	47	50	97
British Columbia	53	35	88
Manitoba	13	15	28
New Brunswick	12	9	21
Newfoundland	7	13	20
Northwest Territories	1	3	4
Nova Scotia	19	8	27
Nunavut	—	1	1
Ontario	217	77	294
Prince Edward Island	3	4	7
Quebec	115	44	159
Saskatchewan	14	17	31
Yukon	1	1	2

	502	277	779

The following table summarizes the lease expiration dates of the domestic segment’s active stores at February 29, 2008.

Fiscal Year of Lease Expiration	Stores
2009 through 2013	71
2014 through 2018	338
2019 through 2023	269
2024 through 2025	10

688
Company-owned stores	5

Total stores at February 29, 2008	693

Of the domestic segment’s stores open at February 29, 2008, the company owns 5 stores and leases the remaining 688 stores. All eight of the domestic segment’s distribution centers are leased. The company owns one of its eight domestic segment repair centers and leases one building for its call center. For its corporate headquarters in Richmond, Virginia, the company leases two buildings and owns some of the land. The company leases space for all warehouse, repair and office facilities except as otherwise noted.

InterTAN owns a 402,000 square-foot building containing office and warehouse space and a retail location in Barrie, Ontario, Canada, where the headquarters of the international segment are located. With the exception of a retail store located on this property, the international segment’s retail operations are conducted in leased facilities. The dealer outlets included in the preceding table are independent retail businesses that operate under their own trade names but are permitted, under dealer agreements, to purchase any of the products sold by The Source By Circuit City SM.

For information regarding the company’s lease obligations, see Note 10, Lease Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this annual report on Form 10-K.

Item 3.	Legal Proceedings.

Except as described below, there are no material pending legal proceedings to which the company, including its subsidiaries, is a party or of which its property is the subject.

On April 4, 2007, the plaintiffs in Daniel Weidler et al. v. Circuit City Stores, Inc. filed a class action lawsuit against the company in the Superior Court of Los Angeles. The lawsuit alleges two causes of actions for violations of the California Fair Employment and Housing Act and wrongful termination in violation of public policy. The lawsuit specifically alleges that certain employment terminations by the company constituted age discrimination because they disparately impacted workers over the age of 40. The company continues to evaluate the allegations and its defenses and intends to defend itself vigorously. At this time, the lawsuit is in its preliminary stages, and the company’s liability arising from the lawsuit could vary widely. Based on information currently available, the company believes it will not have a significant impact on results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of Circuit City Stores, Inc. is traded on the New York Stock Exchange under the symbol CC. As of March 31, 2008, there were approximately 4,800 shareholders of record of common stock. On April 17, 2008, the common stock closed at $4.55.

	Market Price of Common Stock				Dividends
	Fiscal 2008		Fiscal 2007		Fiscal 2008	Fiscal 2007
Quarter	High	Low	High	Low
1st	$19.60	$15.28	$31.54	$23.00	$0.0400	$0.0175
2nd	$17.97	$10.07	$31.30	$22.19	$0.0400	$0.0175
3rd	$11.00	$5.35	$29.31	$22.32	$0.0400	$0.0400
4th	$8.24	$3.47	$25.52	$18.25	$0.0400	$0.0400

Total					$0.1600	$0.1150

The company has historically paid quarterly dividends and currently expects to continue to pay comparable cash dividends in the future. However, changes in the declaration and payment of dividends will depend on many factors, including the company’s earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other factors, and are at the discretion of the company’s board of directors. Information concerning restrictions on the payment of dividends is included in Note 8, Debt, of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended February 29, 2008:

	Total Number of Shares Purchased(a) (in thousands)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(b) (in millions)
December 1 – December 31, 2007	—	—	—	$233.7
January 1 – January 31, 2008	1.7	$4.09	—	$233.7
February 1 – February 29, 2008	1.7	$4.94	—	$233.7

Total fiscal 2008 fourth quarter	3.4	$4.52	—

(a)

These columns reflect shares of common stock withheld to pay tax withholding obligations for employees in connection with the vesting of stock awards. These shares are not considered part of the share repurchase program described in (b) below.

(b)

In January 2003, the company announced that the board of directors had authorized the repurchase of up to $200 million of common stock. In June 2004, the company announced a $200 million increase in its stock repurchase authorization, raising the repurchase capacity to $400 million. In March 2005, the company announced a $400 million increase in its stock repurchase authorization, raising the repurchase capacity to $800 million. In June 2006, the company announced a $400 million increase in its stock repurchase authorization, raising the repurchase capacity to $1.2 billion. There is no expiration date under the authorization. At March 31, 2008, $233.7 million remained available for share repurchases under the share repurchase authorization.

The following graph compares the cumulative total return to the shareholders of the company for the last five fiscal years with the total return on the S&P 500 Index and the S&P 500 Retailing Index, assuming an investment of $100.00 in shares of the company’s common stock on February 28, 2003, and the reinvestment of dividends.

Fiscal Year	2003	2004	2005	2006	2007	2008
Circuit City Stores, Inc.	$100.00	$255.20	$358.63	$553.87	$440.15	$104.39
S&P 500 Index	$100.00	$138.52	$148.19	$160.63	$179.86	$173.39
S&P 500 Retailing Index	$100.00	$156.38	$173.07	$187.81	$207.00	$157.17

Item 6.	Selected Financial Data.

CONSOLIDATED SUMMARY OF NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS

	Fiscal Year
(Amounts in millions except per share data)	2008		2007		2006	2005	2004
Net sales	$11,744		$12,430		$11,514	$10,414	$9,857
Gross profit	$2,426		$2,928		$2,810	$2,552	$2,284
Selling, general and administrative expenses	$2,770		$2,842		$2,596	$2,471	$2,320
Impairment of goodwill	$26		$92		$—	$—	$—
Operating (loss) income	$(371	)(a)	$(5	) (a)	$215	$87	$(4)
(Loss) earnings from continuing operations before income taxes	$(354)		$20		$233	$97	$(1)
Net (loss) earnings from continuing operations	$(321	)(b)	$(10)		$147	$61	$(1)
(Loss) earnings from continuing operations per share:
Basic	$(1.95)		$(0.06)		$0.83	$0.31	$(0.00)
Diluted	$(1.95)		$(0.06)		$0.82	$0.31	$(0.00)

CONSOLIDATED SUMMARY OF NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS PERCENTAGES

(% of net sales except effective tax rate)
Gross profit	20.7		23.6		24.4	24.5	23.2
Operating (loss) income	(3.2)		(0.0)		1.9	0.8	(0.0)
(Loss) earnings from continuing operations before income taxes	(3.0)		0.2		2.0	0.9	(0.0)
Effective tax rate	9.1	(a,b)	150.1	(a)	36.8	37.5	36.5
Net (loss) earnings from continuing operations	(2.7)		(0.1)		1.3	0.6	(0.0)

CONSOLIDATED SUMMARY BALANCE SHEETS

(Amounts in millions)
Total current assets	$2,440		$2,884		$2,833	$2,745	$3,006
Property and equipment, net	$1,037		$921		$839	$727	$665
Goodwill and other intangible assets, net	$136		$141		$254	$247	$—
Total assets	$3,746		$4,007		$4,069	$3,840	$3,808
Total current liabilities	$1,606		$1,714		$1,622	$1,315	$1,217
Long-term debt, excluding current installments	$57		$50		$52	$20	$33
Other long-term liabilities	$580		$452		$440	$425	$341
Total liabilities	$2,243		$2,216		$2,114	$1,760	$1,592
Total stockholders’ equity	$1,503		$1,791		$1,955	$2,080	$2,216
Total liabilities and stockholders’ equity	$3,746		$4,007		$4,069	$3,840	$3,808

CONSOLIDATED SUMMARY OF CASH FLOWS FROM CONTINUING OPERATIONS

(Amounts in millions)
Depreciation and amortization	$188		$181		$163	$153	$198
Cash flow from operating activities of continuing operations	$(46)		$316		$365	$389	$(126)
Purchases of property and equipment	$325		$286		$254	$261	$176

OTHER DATA

Capital expenditures, net of landlord reimbursements(c) (in millions)	$226		$242		$220	$164	$127
Cash dividends per share paid	$0.16		$0.115		$0.07	$0.07	$0.07
Return on average stockholders’ equity (%)	(19.6)		(0.5)		7.3	2.8	(0.0)
Number of Associates of domestic segment	42,974		43,011		42,359	42,425	43,211
Number of Associates of international segment	2,911		3,071		3,648	3,521	—
Number of domestic segment retail stores	693		654		631	617	604
Number of international segment retail stores and dealer outlets	779		806		861	878	—

Results from the Rogers Plus® stores are presented as results from discontinued operations for all periods presented.

Consolidated results include results from InterTAN from the acquisition date, May 12, 2004.

See consolidated financial statements and accompanying notes, included in Item 8, Financial Statements and Supplementary Data, of this annual report on Form 10-K.

(a)

In fiscal 2008 and fiscal 2007, the company recorded impairment charges of $26.0 million and $92.0 million, respectively, associated with its international segment’s goodwill. The impairment charges are not deductible for tax purposes.

(b)

During fiscal 2008, the company recorded a valuation allowance of $127.4 million against the net deferred tax assets of the U.S. operations. Also during fiscal 2008, the company recorded a benefit of $36.1 million related to a change in its position regarding repatriation of the undistributed earnings of its Canadian subsidiaries.

(c)	The calculation of capital expenditures, net of landlord reimbursements, includes accruals for capital expenditures and receivables for landlord reimbursements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. We have two reportable segments: our domestic segment and our international segment.

Our domestic segment is engaged in the business of selling brand-name and private-label consumer electronics, personal computers, entertainment software, and related services in our stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. At February 29, 2008, the domestic segment operated 682 Superstores and 11 other stores in 158 U.S. media markets.

Our international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. The international segment’s headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada primarily under the trade name The Source By Circuit CitySM. At February 29, 2008, the international segment conducted business through 779 retail stores and dealer outlets, which consisted of 502 company-owned stores and 277 dealer outlets. The international segment also operates a Web site at www.thesource.ca. In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation.

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

Management’s Discussion and Analysis (MD&A) is designed to provide the reader of financial statements with a narrative discussion of our results of operations; financial position, liquidity and capital resources; critical accounting policies and significant estimates; and the impact of recently issued accounting standards. Our MD&A is presented in eight sections:

•	Executive Summary

•	Critical Accounting Policies

•	Results of Operations

•	Recent Accounting Pronouncements

•	Financial Condition

•	Domestic Segment Superstore Revitalization Program

•	Fiscal 2009 Outlook

•	Forward-Looking Statements

This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in Item 8, Financial Statements and Supplementary Data, as well as with Item 1A, Risk Factors, included in this annual report on Form 10-K. All per share amounts in this discussion are presented on a fully diluted basis.

The terms “Circuit City,” “the company,” “we,” “our” and “us” are used throughout this report and, depending on the context of their use, may represent any of the following: the legal entity, Circuit City Stores, Inc., a Virginia corporation, one of Circuit City’s operating segments or the entirety of Circuit City Stores, Inc. and its consolidated subsidiaries.

Within the financial tables in this annual report on Form 10-K, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Executive Summary

Fiscal 2008 Performance Summary

•

Net sales were $11.74 billion compared with $12.43 billion in the prior year, a decrease of 5.5 percent. Comparable store sales decreased 7.7 percent compared with a 5.8 percent increase in fiscal 2007. The fiscal 2008 sales decrease primarily reflects the domestic segment comparable store sales decline of 8.1 percent, partially offset by the net sales contribution of 40 net additional domestic segment Superstores.

•

The gross profit margin decreased by 291 basis points from fiscal 2007 to 20.7 percent of net sales primarily due to decreases in domestic segment merchandise margin and extended warranty net sales as well as an increase in shrink.

•

Selling, general and administrative (SG&A) expenses as a percent of net sales increased 73 basis points from fiscal 2007 to 23.6 percent of net sales, primarily reflecting the overall deleveraging impact of lower domestic segment sales.

•	We recorded an impairment charge of $26.0 million, or 22 basis points of consolidated net sales, associated with the international segment’s goodwill.

•

The loss from continuing operations before income taxes was 3.0 percent of net sales in fiscal 2008. Earnings from continuing operations before income taxes were 0.2 percent of net sales in fiscal 2007. The decrease primarily results from declines in domestic segment comparable store sales and gross profit margin.

•

During fiscal 2008, we recorded a valuation allowance of $127.4 million against the net deferred tax assets of our U.S. operations. Also during fiscal 2008, we recorded a benefit of $36.1 million related to a change in our position regarding repatriation of the undistributed earnings of our Canadian subsidiaries.

•	The net loss from continuing operations was $321.4 million, or $1.95 per share, compared with $10.2 million, or 6 cents per share, in fiscal 2007.

Fiscal 2008 Significant Events

During fiscal 2008, we induced a lot of change in our organization that led to disappointing financial results but that we believe ultimately positioned the company for future success.

As a result of intensified gross margin pressures within the consumer electronics industry, in the fall of 2006 we launched efforts to accelerate the timing of initiatives that were developed to improve financial performance for the domestic segment. These initiatives included retail transformation work, services growth, multi-channel growth, price optimization, sourcing, inventory optimization and expense reductions. The accelerated transformation efforts that we began in fiscal 2007 were largely implemented in fiscal 2008.

Our retail transformation activities in fiscal 2008 included reducing the number of retail operating regions; aligning pay bands in our stores; introducing a redefined store operating and staffing model; establishing regional and district learning centers to support the process of change management in our stores; and implementing simplified standard operating procedures in our stores. We believe that these changes were implemented too quickly, resulting in lower sales and gross margins from lower close rates and a decline in attachments of accessories, services and warranties to the products we sold.

Despite the difficulties that arose from our retail transformation activities, we were able to achieve progress in other areas of our business.

We made significant progress in our four strategic growth pillars:

•

Win in Home Entertainment. We capitalized on a strong flat panel television cycle, posting strong growth in sales of large LCD televisions, which partially offset declines in older technologies such as tube and projection televisions. Though our transformation activities negatively impacted our ability to attach higher-margin accessories and services at the rate we saw in fiscal 2007, during the fourth quarter, we were able to increase our TV basket size by 10 percent over the third quarter.

•

Services. We launched the firedogSM brand in September 2006 to assist customers with home theater installations, consumer PC services and the convergence and integration of multiple technology products. In fiscal 2008, we delivered PC services and home theater installation revenue growth of 29 percent from the prior year to reach nearly $270 million in sales.

•	Multi-channel. Domestic segment direct channel sales grew 21 percent for the year, reaching $1.35 billion for fiscal 2008.

•

Real Estate. We delivered on our domestic segment Superstore opening plans for the year with 43 incremental Superstores and 18 relocated Superstores. During the year, we also launched a new store prototype, called the cityTM. The cityTM has a smaller footprint, approximately 20,000 square feet, and offers a differentiated and improved customer experience compared with our traditional stores. Of the fiscal 2008 incremental and relocated openings, 21 were in the cityTM format. We also completed one full remodel of an existing store into the new format. We expect to open 45 to 55 incremental and relocated stores in fiscal 2009, virtually all in the cityTM format.

Information Technology. We outsourced our information technology infrastructure, implemented six modules of our new merchandising systems, and ended the fiscal year with 26 percent of domestic segment Superstores operating on our new point-of-sale platform.

Expense Reductions. We continued our SG&A reduction activities with a focus on all layers of the business. We measured the savings compared with our spending plan at the time that we made the decision to accelerate our transformation initiatives and identified areas of spend to reduce. We planned to achieve savings of $150 million and exceeded that target by $50 million, achieving approximately $200 million of savings compared with our planned spending. These savings were partially offset by investments to support strategic initiatives, including incremental and relocated stores and information technology.

Enhanced Liquidity. We enhanced liquidity in three primary steps. We amended and increased our asset-based credit facility to $1.3 billion from $500 million. We reduced domestic segment net-owned inventory by $107 million. We also reduced our capital expenditures for fiscal 2008 by 11 percent compared with our originally planned fiscal 2008 expenditures.

Strengthened Management Team. In fiscal 2008, we hired three experienced senior retail executives to execute the next phase of the turnaround. These three executive vice presidents include the chief operating officer, chief financial officer and head of new business development, including the cityTM format stores, firedogSM services and ongoing innovation work.

In fiscal 2009, we will continue to focus on our long-term strategy and transformation efforts. Our four growth pillars of win in home entertainment, services, multi-channel and real estate serve as the foundation for our strategic initiatives.

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

Inventory Valuation

We value our inventory using the average cost method and include the cost of freight from the vendor to our distribution centers, or in the case of direct shipments, the cost of freight from the vendor to our stores. We estimate the realizable value of inventory based on assumptions about forecasted consumer demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value through a markdown recorded against the cost of the inventory. If estimates regarding consumer demand and market conditions are inaccurate or unexpected changes in technology affect demand, it is possible that actual results could differ from recorded reserves. A 10 percent change in our markdown reserve at February 29, 2008, would not be significant to the consolidated financial statements.

Our inventory loss reserve represents estimated physical inventory losses that have occurred since the last physical inventory date. Independent physical inventory counts are taken on a regular basis to ensure that the inventory reported in the consolidated financial statements is accurately stated. During the interim period between physical inventory counts, we reserve for anticipated physical inventory losses on a location-by-location basis. Our inventory loss reserve contains uncertainties because the calculation requires management to make assumptions and apply judgment regarding a number of factors, including current inventory loss trends. The loss reserve recorded at February 29, 2008, represents estimated physical inventory losses for the interim period since the last independent physical count was performed. A 10 percent change in this estimate would not be significant to the consolidated financial statements.

Goodwill

Goodwill is reported as a separate line item on our consolidated balance sheets. The balance in goodwill was $118.0 million at February 29, 2008, and $121.8 million at February 28, 2007. We evaluate goodwill for impairment on an annual basis and more frequently if events or circumstances indicate that goodwill may be impaired, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit.

We estimate the fair value of the reporting unit using the average of discounted cash flows and comparative market multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). Applying this methodology requires significant management judgments including estimation of future cash flows, estimation of the long-term rate of growth for the reporting unit, selection of an appropriate discount rate, economic projections and market data. Changes in these assumptions and estimates could materially affect the determination of fair value.

If the analysis indicates that goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. We obtain independent appraisals, as appropriate, to support our goodwill impairment analysis.

We completed our annual impairment testing during the second quarter of fiscal 2008 and determined there was no impairment. In the fourth quarter of fiscal 2008, in connection with previously announced plans to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation, as well as a decline in comparative market multiples of EBITDA, we identified a triggering event requiring us to evaluate the goodwill of the international segment for possible impairment. We performed an impairment analysis, which included a third-party valuation, and recorded an impairment charge of $26.0 million to write down goodwill to its estimated fair value.

During the fourth quarter of fiscal 2007, due to deterioration in sales and margin trends of the international segment, we determined that it was necessary to evaluate goodwill associated with this segment for impairment. As a result of this analysis, we recorded an impairment charge of $92.0 million to write down goodwill to its estimated fair value.

If actual results are not consistent with our assumptions and estimates used in the analysis, we may be subject to further impairment losses that could be material.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain income tax assets and liabilities. SFAS No. 109 requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. Quarterly, we evaluate our deferred income taxes to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies. As of November 30, 2007, our U.S operations had generated a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, we concluded that a valuation allowance should be recorded against the net deferred tax assets of our U.S operations. During fiscal 2008, we recorded a valuation allowance of $127.4 million. The establishment of the valuation allowance was a non-cash expense.

On March 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Positions taken by an entity in its income tax returns must satisfy a more-likely-than-not recognition threshold, assuming that the positions will be examined by taxing authorities with full knowledge of all relevant information, in order for the positions to be recognized in the consolidated financial statements. Quarterly, we evaluate the income tax positions taken, or expected to be taken, to determine whether these positions meet the more-likely-than-not threshold prescribed by FIN 48. We are required to make subjective judgments and assumptions regarding our income tax exposures and must consider a variety of factors, including the current tax statutes and the current status of audits performed by tax authorities in each tax jurisdiction. To the extent an uncertain tax position is resolved for an amount that varies from the recorded estimated liability, our income tax expense in a given financial statement period could be materially affected.

Our unrecognized tax benefits were $49.8 million at February 29, 2008, $38.4 million at March 1, 2007, and $15.2 million at February 28, 2007. In conjunction with the adoption of FIN 48, we have classified unrecognized tax benefits not expected to be settled within one year as other liabilities on the consolidated balance sheet. At February 28, 2007, unrecognized tax benefits were reflected as an offset to the income tax receivable on the consolidated balance sheet. Additional discussion and the impact of adopting this Interpretation are included in Note 9, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this annual report on Form 10-K.

Accrued Lease Termination Costs

When leased properties are no longer used for operating purposes, we recognize a liability for our future lease payments and related costs, from the cease-use date through the end of the remaining lease term, net of contractual or estimated sublease rental income. Inherent in the calculation of accrued lease termination costs are significant management judgments and estimates, including estimates of the amount and timing of future sublease revenues and the timing and duration of future vacancy periods. When making these assumptions, we consider a number of factors, including our historical experience, the condition and location of the property, the terms of the lease, the specific real estate market and general economic conditions. We review these judgments and estimates on a quarterly basis and make appropriate revisions.

Accrued lease termination costs were $115.5 million at February 29, 2008, and $105.6 million at February 28, 2007. We present the changes in the accrued lease termination costs in Note 11, Exit and Other Activities, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this annual report on Form 10-K. Changes in assumptions about future sublease income increased the liability for lease termination costs by $13.9 million for fiscal 2008, $16.2 million for fiscal 2007 and $18.3 million for fiscal 2006. In fiscal 2007, we recorded a $12.9 million reduction of the liability due to a change in estimate for seven previously-vacant stores that were to re-open as outlet stores. If actual results are not consistent with our estimates or assumptions, changes to the lease termination liability could be material.

Stock-Based Compensation

Effective March 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which requires companies to record compensation expense for employee stock-based compensation based on the grant date fair value of the award. Additional discussion of adopting this statement is included in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this annual report on Form 10-K.

SFAS No. 123(R) requires companies to estimate the number of equity awards granted that are expected to be forfeited, recognize compensation expense based on the number of awards that are expected to vest, and subsequently adjust estimated forfeitures to reflect actual forfeitures. Our estimated forfeiture rate is based on historical experience and expectations regarding future employee turnover and requires significant management judgment regarding future employee retention trends. Quarterly, we review our assumptions and revise the estimated forfeiture rate if actual forfeitures or known future forfeitures are trending differently than our previous expectations. If our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period.

Stock-based compensation expense is measured at the grant date based on the fair value of the award and recognized over the requisite service period of the award. We determine the fair value of our non-qualified stock options at the grant date using the Black-Scholes option valuation model. The Black-Scholes model requires us to make subjective assumptions, including the expected term of the option, the expected volatility of the stock price, expected dividend yield and the risk-free interest rate. The assumptions used in the Black-Scholes model represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Using different assumptions or a different valuation model could have a significant impact on the grant date fair value of options, resulting in significantly higher or lower stock-based compensation expense.

Stock-based compensation expense was $22.4 million in fiscal 2008, $28.7 million in fiscal 2007 and $26.9 million in fiscal 2006. During fiscal 2008 and the second half of fiscal 2007, we increased the estimated forfeiture rate to reflect changes in our expectations regarding the number of instruments that ultimately will vest, due in part to restructuring activities and changes in executive management. Consistent with the provisions of SFAS No. 123(R), the effects of the changes in estimate were recognized in compensation expense in the period of change.

Pension Plans

For our defined benefit pension plan and unfunded non-qualified benefit restoration plan, the net pension expense and the plans’ funded status are determined on an actuarial basis. The effects of both the performance of pension plan assets and changes in pension plan liability discount rates on the computation of net pension expense are amortized over future periods. Actual results in any given year will often differ from actuarial assumptions because of economic conditions and expectations for the future.

At the end of each fiscal year, we determine the weighted average discount rate used to calculate the present value of plan liabilities. The discount rate is an estimate of the interest rate at which the pension liabilities could be effectively settled at the end of the year. At February 29, 2008, the company performed an analysis in which the projected cash flows from our plans were matched with a yield curve based on an appropriate population of readily available high-quality corporate bonds. The results of the yield curve were used to select the weighted average discount rate. At February 28, 2007, when estimating the discount rate, we reviewed yields available on high-quality, fixed income debt instruments. We reviewed high-quality corporate bond indices in addition to a hypothetical portfolio of corporate bonds constructed with maturities that approximated the expected timing of anticipated benefit payments. We selected a discount rate of 6.75 percent at February 29, 2008, and 5.75 percent at February 28, 2007.

Net pension expense is determined using assumptions at the beginning of each fiscal year. A significant element in determining the net pension expense is the expected return on plan assets. We use a calculated market-related value of pension plan assets to determine the expected return on pension plan assets. The calculated market-related value of the plan assets is different from the actual or fair market value of the assets. The fair market value is the value of the assets at a point in time that is available to make payments to pension plan participants and to cover transaction costs. The calculated market-related value recognizes changes in fair value on a straight-line basis over a five-year period. This recognition method spreads the effects of year-over-year volatility in the financial markets over that period of years. The rate of return assumption is reviewed annually and adjusted as appropriate. For fiscal 2008, fiscal 2007 and fiscal 2006, our expected rate of return on plan assets was 8.25 percent. The weighted average discount rate used to determine net pension expense was 5.75 percent in 2008, 5.65 percent in 2007 and 5.75 percent in 2006. Net pension expense for our pension plans was $0.1 million in fiscal 2008, $2.4 million in fiscal 2007 and $1.7 million in fiscal 2006. These expenses are included in cost of sales, buying and warehousing and selling, general and administrative expenses on the consolidated statements of operations.

The following table is a sensitivity analysis that illustrates the effect on net pension expense and the funded status of changing the expected rate of return on plan assets and the discount rate, while holding all other assumptions constant and excluding the impact of unusual events:

Increase / (Decrease) In
(Amounts in millions)	Change in Assumption	February 29, 2008 Funded Status	Fiscal 2008 Expense
Expected rate of return on plan assets	+/-25 basis points	N/A	$(0.6) / $0.6
Weighted average discount rate	+/-25 basis points	$10.1 / $(10.8)	$(1.4) / $1.5

In October 2004, the board of directors approved amendments to freeze both the defined benefit pension plan and the non-qualified benefit restoration plan, effective February 28, 2005. As a result, all eligible employees retained any benefits accumulated to the effective date, but were no longer eligible to increase their benefit. Eligible employees continued to earn vesting credit toward the pension plan’s vesting requirements. Employees who were eligible to retire under the defined benefit pension plan’s early or normal retirement provisions on or before February 29, 2008 were considered grandfathered employees and were not subject to the plan changes. In addition, employees who were eligible to retire under the pension plan’s early or normal retirement provisions on or before February 28, 2015, were considered grandfathered employees under the benefit restoration plan and were eligible to receive the supplemental benefits they would have received under the benefit restoration plan had their pension plan benefit accruals not been frozen.

During fiscal 2008, the defined benefit pension plan and the non-qualified benefit restoration plan were further amended to freeze benefit accruals for the grandfathered participants, effective February 29, 2008. During fiscal 2008, the defined benefit pension plan was also amended to provide an additional year of benefit accruals for participants who met certain provisions of the amendment, excluding grandfathered participants. As of February 29, 2008, all plan participants no longer will be eligible to increase their benefits under the defined benefit pension plan and benefit restoration plan after the applicable freeze date, but will retain any benefits accrued through such date.

In the fourth quarter of fiscal 2007 we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its balance sheets and to recognize the changes in a plan’s funded status in accumulated other comprehensive income in the year in which the changes occur. Additional discussion of adopting this statement is included in Note 15, Employee Benefit Plans, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this annual report on Form 10-K.

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

SEGMENT PERFORMANCE SUMMARY

	Year Ended February 29, 2008
	Domestic		International		Consolidated
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$11,142.8	100.0%	$600.9	100.0%	$11,743.7	100.0%
Gross profit	$2,212.4	19.9%	$213.1	35.5%	$2,425.5	20.7%
Selling, general and administrative expenses	$2,580.0	23.2%	$190.1	31.6%	$2,770.1	23.6%
Impairment of goodwill	$—	—	$26.0	4.3%	$26.0	0.2%
Loss from continuing operations before income taxes	$(351.0)	(3.2)%	$(2.6)	(0.4)%	$(353.6)	(3.0)%

	Year Ended February 28, 2007
	Domestic		International		Consolidated
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$11,859.6	100.0%	$570.2	100.0%	$12,429.8	100.0%
Gross profit	$2,740.0	23.1%	$188.4	33.0%	$2,928.3	23.6%
Selling, general and administrative expenses	$2,632.8	22.2%	$208.8	36.6%	$2,841.6	22.9%
Impairment of goodwill	$—	—	$92.0	16.1%	$92.0	0.7%
Earnings (loss) from continuing operations before income taxes	$133.7	1.1%	$(113.4)	(19.9)%	$20.3	0.2%

	Year Ended February 28, 2006
	Domestic		International		Consolidated
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$10,974.0	100.0%	$540.2	100.0%	$11,514.2	100.0%
Gross profit	$2,604.5	23.7%	$206.0	38.1%	$2,810.5	24.4%
Selling, general and administrative expenses	$2,379.9	21.7%	$215.8	39.9%	$2,595.7	22.5%
Earnings (loss) from continuing operations before income taxes	$244.4	2.2%	$(10.9)	(2.0)%	$233.4	2.0%

Net Sales

Consolidated

For the fiscal year ended February 29, 2008, our net sales decreased 5.5 percent to $11.74 billion, and comparable store sales decreased 7.7 percent. For the fiscal year ended February 28, 2007, our net sales increased 8.0 percent to $12.43 billion, and comparable store sales increased 5.8 percent.

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

The fiscal 2008 net sales decrease primarily reflects the decrease in domestic segment comparable store sales, partially offset by the net sales contribution of 40 net additional domestic segment Superstores.

The fiscal 2007 net sales increase primarily reflects the increase in domestic segment comparable store sales and the net sales contribution of 16 net additional domestic segment Superstores.

Our major sales categories are:

•	video, which includes televisions, imaging products, DVD hardware, camcorders, furniture, and related accessories;

•	information technology, which includes PC hardware, telecommunications products and related accessories;

•	audio, which includes home audio, mobile audio, portable audio and navigation products, and related accessories;

•	entertainment, which includes movie software, music software, game software, game hardware and PC software; and

•

warranty, services and other, which includes extended warranty net sales; revenues from PC services, mobile installations, home theater installations and product repairs; net financing; and revenues received from third parties for services subscriptions.

Domestic Segment

The domestic segment’s fiscal 2008 net sales were $11.14 billion, a decrease of 6.0 percent from fiscal 2007 sales of $11.86 billion. Comparable store sales decreased 8.1 percent. The fiscal 2008 sales decrease primarily reflects the decrease in the comparable store sales partially offset by the net sales contribution of 40 net additional Superstores. The comparable store sales decrease is due primarily to decreases in store traffic and close rates compared to fiscal 2007, partially offset by an increase in average ticket associated with Superstore sales.

The domestic segment’s fiscal 2007 net sales were $11.86 billion, an increase of 8.1 percent over fiscal 2006 sales of $10.97 billion. Comparable store sales increased 6.1 percent. The fiscal 2007 sales increase primarily reflects the increase in the comparable store sales and the net sales contribution of 16 net additional Superstores. The comparable store sales increase is due primarily to an increase in Web- and call center-originated sales as well as an increase in the average ticket associated with Superstore sales. A strong increase in sales of flat panel televisions drove the increase in average ticket.

DOMESTIC SEGMENT NET SALES BY CATEGORY

	Years Ended February 29 or 28
	2008		2007		2006
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Video	$4,561.3	40.9%	$4,980.8	42.0%	$4,581.3	41.7%
Information technology	2,875.6	25.8	2,859.4	24.1	2,731.5	24.9
Audio	1,508.3	13.6	1,779.0	15.0	1,685.4	15.4
Entertainment	1,372.9	12.3	1,321.4	11.1	1,200.4	10.9
Warranty, services and other	824.7	7.4	919.1	7.8	775.4	7.1

Net sales	$11,142.8	100.0%	$11,859.6	100.0%	$10,974.0	100.0%

For fiscal 2008, our sales decline was primarily driven by strong-double digit comparable store sales declines of projection, tube and plasma televisions as well as portable digital audio products. Partially offsetting these declines were very strong double-digit growth in large LCD televisions and double-digit growth in video game hardware, software and accessories, notebook computers and navigation products. For fiscal 2008, direct channel sales, including Web- and call center-originated sales, grew 21 percent to $1.35 billion; firedogSM PC services and home theater installation revenues grew 29 percent to $268.9 million.

For fiscal 2007, our growth was primarily driven by strong double-digit comparable store sales growth of flat panel televisions. Comparable store sales of notebook computers, video gaming products and digital imaging products grew double digits and comparable store sales of navigation products grew by triple digits. Strong sales growth in these areas was partially offset by double digit declines in sales of tube and projection televisions. For fiscal 2007 in the domestic segment, Web-originated sales grew 52 percent; firedogSM services revenues, including PC services and home theater installations, grew 77 percent; and call center sales grew 73 percent from the prior year. For fiscal 2007, Web-originated sales reached $1 billion and firedogSM services revenues exceeded $200 million.

The domestic segment sells extended warranty programs on behalf of unrelated third parties who are the primary obligors. The commission revenue for extended warranty net sales is included in net sales. Reflecting our expanded ability to provide high-value services in a growing number of ways, we view extended warranty net sales as one component of many that contributes to both sales and gross margin. Our customer service approach focuses on selling solutions, with warranties being only one of many available solutions.

The percent of domestic segment sales attributable to net sales of extended warranties was 2.5 percent in fiscal 2008, 3.5 percent in fiscal 2007 and 3.8 percent in fiscal 2006. As average selling prices on many products declined during fiscal 2008, extended warranty net sales as a percentage of domestic segment net sales also declined compared to fiscal 2007. We believe that consumers perceive a reduced need for an extended warranty when the product price has declined.

International Segment

The international segment’s fiscal 2008 net sales were $600.9 million, an increase of 5.4 percent over fiscal 2007 sales of $570.2 million. The sales increase was driven by the favorable impact of fluctuations in foreign currency exchange rates of 10 percent and an increase in comparable store sales of 2.4 percent for the year in local currency. These increases were partially offset by the impact of the year-over-year net decrease of 27 retail stores and dealer outlets.

The international segment’s fiscal 2007 net sales were $570.2 million, an increase of 5.6 percent over fiscal 2006 sales of $540.2 million. The sales increase was driven by the effect of fluctuations in foreign currency exchange rates, which accounted for approximately 4 percentage points of the increase. Comparable store sales decreased 0.8 percent in fiscal 2007 in local currency.

INTERNATIONAL SEGMENT NET SALES BY CATEGORY

	Years Ended February 29 or 28
	2008		2007		2006
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Video	$110.1	18.3%	$106.5	18.7%	$102.4	19.0%
Information technology	202.7	33.7	216.5	38.0	201.6	37.3
Audio	211.3	35.2	190.3	33.4	171.7	31.8
Entertainment	44.4	7.4	25.4	4.5	25.5	4.7
Warranty, services and other	32.5	5.4	31.3	5.4	39.1	7.2

Net sales	$600.9	100.0%	$570.2	100.0%	$540.2	100.0%

Gross Profit Margin

Consolidated

The gross profit margin rate was 20.7 percent in fiscal 2008, 23.6 percent in fiscal 2007 and 24.4 percent in fiscal 2006.

The gross profit margin rate declined 291 basis points in fiscal 2008 from fiscal 2007. The domestic segment contributed 320 basis points to the decline which was partially offset by an increase of 30 basis points contributed by the international segment.

The gross profit margin rate declined 85 basis points in fiscal 2007 from fiscal 2006. The domestic segment contributed 58 basis points to the decline, and the international segment contributed 27 basis points to the decline.

Domestic Segment

The domestic segment’s gross profit margin rate was 19.9 percent in fiscal 2008, 23.1 percent in fiscal 2007 and 23.7 percent in fiscal 2006.

The domestic segment’s gross profit margin rate decreased 325 basis points in fiscal 2008 from fiscal 2007, driven by a decrease in merchandise margins, primarily due to the maturation of the television product cycle and competitive pressures across many product categories, including PC hardware, imaging products and mobile audio products and accessories, as well as a decrease in extended warranty net sales and an increase in shrink.

The domestic segment’s gross profit margin rate decreased 63 basis points in fiscal 2007 from fiscal 2006, driven by a decrease in merchandise margins primarily in televisions, PC hardware, and entertainment software, as well as a decrease in extended warranty net sales as a percentage of domestic segment net sales.

International Segment

The international segment’s gross profit margin rate was 35.5 percent in fiscal 2008, 33.0 percent in fiscal 2007 and 38.1 percent in fiscal 2006.

The gross profit margin increase from fiscal 2007 to fiscal 2008 is primarily due to a decreased level of merchandise markdowns compared with the prior year. Fiscal 2007 results also include $3.3 million, or 58 basis points of international segment net sales, for inventory write-offs associated with plans to exit certain product lines, clearance sales associated with store closures, and other actions to align the international segment merchandise assortment with consumer demand. Similar costs were not incurred in fiscal 2008. The gross profit margin increase is partially offset by the unfavorable impact of the continued shift in the product sales mix from higher-margin categories, including batteries, gadgets and parts and accessories, to lower-margin categories, including video games, navigation products and personal electronics.

The gross profit margin decrease from fiscal 2006 to fiscal 2007 is due to an increased level of inventory write-offs and merchandise markdowns compared with the prior year as well as a shift in the product sales mix from higher-margin categories, including batteries, to lower-margin, higher-growth categories, including personal electronics and navigation products. Results also include $3.3 million, or 58 basis points of international segment net sales, for inventory write-offs associated with restructuring activities in fiscal 2007 as described above.

Selling, General and Administrative Expenses

Consolidated

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Years Ended February 29 or 28
	2008		2007		2006
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Store expenses	$2,352.0	20.0%	$2,447.2	19.7%	$2,235.4	19.4%
General and administrative expenses	359.0	3.1	350.1	2.8	317.2	2.8
Stock-based compensation expense	18.9	0.2	24.2	0.2	26.9	0.2
Remodel expenses	0.1	0.0	0.7	0.0	—	—
Relocation expenses	20.9	0.2	4.5	0.0	7.1	0.1
Pre-opening expenses	19.2	0.2	14.8	0.1	9.0	0.1

Total	$2,770.1	23.6%	$2,841.6	22.9%	$2,595.7	22.5%

Selling, general and administrative (SG&A) expenses were 23.6 percent of sales in fiscal 2008, 22.9 percent of sales in fiscal 2007, and 22.5 percent of sales in fiscal 2006.

Beginning in the fourth quarter of fiscal 2007, we made structural changes to reduce our SG&A expenses. During fiscal 2008, we achieved approximately $200 million in savings from these initiatives, of which $185 million relates to the domestic segment. The savings represent the difference between anticipated SG&A expenses for targeted areas before and after the changes and are partially offset by investments to support strategic initiatives, including incremental and relocated stores and information technology.

The consolidated expense-to-sales ratio increased 73 basis points from fiscal 2007 to fiscal 2008. The domestic segment contributed 79 basis points to the increase, which was partially offset by a decrease of 6 basis points contributed by the international segment.

The consolidated expense-to-sales ratio increased 32 basis points from fiscal 2006 to fiscal 2007. The domestic segment contributed 51 basis points to the increase, which was partially offset by a decrease of 19 basis points contributed by the international segment.

Domestic Segment

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Years Ended February 29 or 28
	2008		2007		2006
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Store expenses	$2,184.9	19.6%	$2,278.2	19.2%	$2,085.4	19.0%
General and administrative expenses	336.7	3.0	312.1	2.6	252.5	2.3
Stock-based compensation expense	18.2	0.2	22.5	0.2	25.9	0.2
Remodel expenses	0.1	0.0	0.7	0.0	—	—
Relocation expenses	20.9	0.2	4.5	0.0	7.1	0.1
Pre-opening expenses	19.2	0.2	14.8	0.1	9.0	0.1

Total	$2,580.0	23.2%	$2,632.8	22.2%	$2,379.9	21.7%

The domestic segment’s expense-to-sales ratio increased 95 basis points in fiscal 2008 from fiscal 2007. The increase in the selling, general and administrative expense ratio from fiscal 2007 to fiscal 2008 primarily reflects the overall deleveraging impact of lower net sales. Also impacting the increase were a 61 basis point increase in expenses related to the 62 domestic segment stores that have opened during the past 12 months and a 56 basis point increase in occupancy expenses. Fiscal 2007 domestic segment relocation expenses include a $12.9 million benefit from the reversal of lease termination charges for seven previously-vacant locations that were to re-open as outlet stores. A similar benefit was not recorded in fiscal 2008. A decrease of 34 basis points in compensation costs and a decrease of 22 basis points in expenses associated with stores and facility closures and other restructuring activities partially offset these increases.

The domestic segment’s expense-to-sales ratio increased 51 basis points in fiscal 2007 from fiscal 2006. The increase in the selling, general and administrative expense ratio from fiscal 2006 to fiscal 2007 primarily reflects net incremental expenses, related to strategic investments in information technology, multi-channel and innovation activities that totaled 98 basis points of domestic segment net sales. Also in fiscal 2007, we incurred $38.4 million, or 32 basis points of domestic segment net sales, associated with store and facility closures and other restructuring activities, primarily lease-related costs and severance. Of the total amount, a charge of $7.4 million is classified as general and administrative expenses, and the remainder is classified as store expenses. The expenses were partially offset by leverage of payroll and marketing expenses; expenses in these categories grew at a slower rate than net sales, resulting in lower expense-to-sales ratio. Fiscal 2007 relocation expenses include a $12.9 million benefit from the reversal of lease termination charges for seven previously-vacant locations that were to re-open as outlet stores. Fiscal 2006 domestic segment store expenses include a $9.4 million gain on our portion of the settlement in the Visa/MasterCard antitrust litigation.

International Segment

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Years Ended February 29 or 28
	2008		2007		2006
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Store expenses	$167.1	27.8%	$169.0	29.6%	$150.1	27.8%
General and administrative expenses	22.3	3.7	38.1	6.7	64.7	12.0
Stock-based compensation expense	0.7	0.1	1.7	0.3	1.0	0.2

Total	$190.1	31.6%	$208.8	36.6%	$215.8	39.9%

The international segment’s expense-to-sales ratio was 31.6 percent in fiscal 2008, 36.6 percent in fiscal 2007 and 39.9 percent in fiscal 2006.

The decrease in the selling, general and administrative expense-to-sales ratio for fiscal 2008 is primarily due to $10.3 million expenses associated with store closures and other restructuring activities that were incurred in fiscal 2007 that were not repeated in fiscal 2008. Additionally, fiscal 2008 expenses include a $7.5 million recovery related to a former subsidiary.

The decrease in the selling, general and administrative expense-to-sales ratio for fiscal 2007 is the result of the absence of brand transition costs of $29.9 million primarily related to marketing expenses and inventory write-downs incurred in fiscal 2006, which resulted from litigation with RadioShack Corporation. The decrease was partially offset by expenses of $10.3 million associated with store closures and other restructuring activities.

Impairment of Goodwill

In the fourth quarter of fiscal 2008, in connection with previously announced plans to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation, as well as a decline in comparative market multiples of EBITDA, we identified a triggering event requiring us to evaluate the goodwill of the international segment for possible impairment. We performed an impairment analysis, which included a third-party valuation, and recorded an impairment charge of $26.0 million, or 22 basis points of consolidated net sales, to write down goodwill to its estimated fair value.

Due to deterioration in the sales and margin trends of our international segment, we determined during the fourth quarter of fiscal 2007 that it was necessary to evaluate the goodwill associated with this segment for impairment. As a result of this analysis, we recorded a non-cash impairment charge of $92.0 million, or 74 basis points of consolidated net sales.

Income Tax (Benefit) Expense

The consolidated effective income tax rate applicable to results from continuing operations was 9.1 percent in fiscal 2008, 150.1 in fiscal 2007, and 36.8 percent in fiscal 2006. As of November 30, 2007, our U.S. operations had generated a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, we concluded that a valuation allowance should be recorded against the net deferred tax assets of our U.S. operations. As a result of this conclusion, we could not record the full tax benefit in fiscal 2008 associated with the pre-tax loss of our U.S. operations. The decrease in the effective tax rate in fiscal 2008 primarily results from the valuation allowance of $127.4 million recorded against the net deferred tax assets of our U.S. operations, partially offset by a $36.1 million benefit related to a change in our position regarding repatriation of the undistributed earnings of our Canadian subsidiaries. Because the impairment of goodwill is not deductible for income tax purposes, no income tax benefit was recorded associated with the impairment charge recorded in fiscal 2008.

The increase in the effective tax rate in fiscal 2007 is primarily a result of the goodwill impairment charge that is not deductible for income tax purposes. The impact of the non-deductible impairment charge was partially offset by tax-exempt investment income and tax adjustments resulting in a tax benefit, including an adjustment identified during the preparation of the fiscal 2006 tax return and the revision of management estimates related to tax contingencies.

Net (Loss) Earnings from Continuing Operations

The net loss from continuing operations was $321.4 million, or $1.95 per share, for the fiscal year ended February 29, 2008. The net loss from continuing operations was $10.2 million, or 6 cents per share, for the fiscal year ended February 28, 2007. Net earnings from continuing operations were $147.4 million, or 82 cents per share, for the fiscal year ended February 28, 2006.

The increase in the net loss from continuing operations in fiscal 2008 was driven by the decline in domestic segment comparable store sales, the decline in the domestic segment gross profit margin rate and the impact of the deferred tax valuation allowance.

The net loss from continuing operations for fiscal 2007 includes a $92.0 million goodwill impairment charge related to the international segment and $35.4 million in after-tax expenses related to store and facility closures as well as other restructuring activities.

Net Earnings (Loss) from Discontinued Operations

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS

	Years Ended February 29 or 28
(Amounts in millions)	2008	2007	2006
Rogers Plus® stores	$0.9	$5.4	$3.7
Domestic segment operation	0.6	(4.8)	(5.3)
MusicNow, LLC	—	—	(3.7)
Bankcard business	—	(0.5)	—

Net earnings (loss) from discontinued operations	$1.5	$0.1	$(5.4)

For fiscal 2008, net earnings from discontinued operations include $0.9 million of earnings from 92 Rogers Plus® stores, the management of which we returned to Rogers Wireless, Inc. in fiscal 2007, and $0.6 million of earnings from the domestic segment operation that we closed in fiscal 2007.

For fiscal 2007, net earnings from discontinued operations include $5.4 million of earnings from the Rogers Plus® stores, partially offset by a $4.8 million net loss related to the closure of a domestic segment operation and a $0.5 million loss from the bankcard business that relates to income tax expense from a revision of management’s estimate regarding tax uncertainties.

For fiscal 2006, the net loss from discontinued operations totaled $5.4 million and related to a subsidiary, MusicNow, LLC, that was sold in October 2005 and an operation that was held for sale at February 28, 2006, partially offset by earnings from the Rogers Plus® stores.

Cumulative Effect of a Change in Accounting Principles

In fiscal 2007, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective transition method, resulting in a non-cash after-tax benefit of $1.8 million.

We adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), an interpretation of SFAS No. 143, “Asset Retirement Obligations,” on February 28, 2006. The impact of adopting FIN 47 was the recognition of additional net assets amounting to $1.5 million; an asset retirement obligation of $5.1 million; and a charge of $3.7 million ($2.4 million, net of tax), which was included in cumulative effect of change in accounting principle in the fiscal 2006 consolidated statement of operations.

Recent Accounting Pronouncements

As discussed in Note 9, Income Taxes, we adopted FIN 48 and FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) on March 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. The provisions of SFAS No. 157 are effective for us beginning with the first quarter of fiscal 2009 for financial assets and liabilities as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of SFAS 157,” which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. We do not expect that the implementation of SFAS No. 157, as it relates to financial assets, financial liabilities and other assets and liabilities that are carried at fair value on a recurring basis, will have a material effect on our results of operations, financial position or cash flows. We are currently evaluating the potential impact of SFAS No. 157 as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities.

In June 2007, the Emerging Issues Task Force (EITF) issued EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” This Issue requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital. The Issue is to be applied prospectively to the income tax benefits related to awards declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We will adopt the Issue effective March 1, 2008 and do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain assets and liabilities at fair value. SFAS No. 159 will be effective for us beginning with the first quarter of fiscal 2009 and will be applied prospectively. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards will be effective for us beginning with the first quarter of fiscal 2010 and will be applied prospectively. We do not expect adoption of these standards to have a material impact on our financial position, results of operations or cash flows.

Financial Condition

Liquidity and Capital Resources

Cash Flows Summary

The following table summarizes our cash flows for each of the past three fiscal years.

	Years Ended February 29 or 28
(Amounts in millions)	2008	2007	2006
Net cash (used in) provided by:
Operating activities	$(45.6)	$316.3	$364.9
Investing activities	341.2	(334.7)	(593.9)
Financing activities	(157.9)	(160.8)	(318.4)
Discontinued operations	15.8	5.7	(18.0)
Effect of exchange rate changes on cash	1.4	(1.4)	1.7

Increase (decrease) in cash and cash equivalents	$154.9	$(174.8)	$(563.7)

Operating Activities

In fiscal 2008, we used net cash in operating activities of $45.6 million, compared with net cash provided by operating activities of $316.3 million in fiscal 2007. The change was due primarily to the net loss of $319.9 million in fiscal 2008, compared with the net loss of $8.3 million in fiscal 2007.

We generated net cash from operating activities of $316.3 million in fiscal 2007, compared with $364.9 million in fiscal 2006. The decrease in cash provided by operating activities in fiscal 2007 compared with fiscal 2006 primarily resulted from an increase in vendor receivables and a decrease in accrued income taxes, partially offset by cash provided by improvements in inventory management. Cash provided by the decrease in net-owned inventory during fiscal 2007 was $122.7 million; cash used by the increase in net-owned inventory during fiscal 2006 was $19.8 million.

Investing Activities

Net cash provided by investing activities was $341.2 million in fiscal 2008, compared with net cash used in investing activities of $334.7 million in fiscal 2007. The change was due primarily to an increase in net sales of and maturities of investment securities during fiscal 2008.

Net cash used in investing activities was $334.7 million in fiscal 2007, compared with net cash used in investing activities of $593.9 million in fiscal 2006. The decrease in cash used for investing activities during fiscal 2007 compared to fiscal 2006 was due primarily to a decrease in net purchases of investment securities, partially offset by increased purchases of property and equipment as we made investments in new Superstores, store refreshes and category resets.

Financing Activities

Net cash used in financing activities was $157.9 million in fiscal 2008, $160.8 million in fiscal 2007 and $318.4 million in fiscal 2006. The decrease in cash used during fiscal 2008 compared to fiscal 2007 was primarily due to a decrease in cash used to repurchase common stock under the stock repurchase authorization, partially offset by a decrease in cash provided by the issuance of common stock as well as the change in book overdraft balances from a source of cash in fiscal 2007 to a use of cash in fiscal 2008.

The decrease in cash used in financing activities during fiscal 2007 compared to fiscal 2006 was primarily due to a decrease in cash used to repurchase common stock under the stock repurchase authorization, coupled with an increase in cash provided by the issuance of common stock.

The board of directors has authorized the repurchase of up to $1.2 billion of our common stock, of which $233.7 million remained available at February 29, 2008. During fiscal 2008, we used cash to repurchase 2.5 million shares of common stock at an average price of $18.68 per share, for a total price of $46.7 million, excluding commission fees. During fiscal 2007, we used cash to repurchase 10.0 million shares of common stock at a total cost of $236.9 million, excluding commission fees. During fiscal 2006, we used cash to repurchase 19.4 million shares of common stock at a total cost of $338.5 million, excluding commission fees. At February 29, 2008, we had repurchased 60.4 million shares of common stock at a total cost of $966.3 million, excluding commission fees, cumulatively since inception of the stock repurchase program.

In June 2006, the board of directors authorized an increase in our quarterly dividend rate to $0.04 per share from the previous quarterly dividend of $0.0175 per share on our common stock. The dividend rate change was effective with the quarterly dividend in the third quarter of fiscal 2007, resulting in an increase in cash used to pay dividends in fiscal 2008.

At February 29, 2008, outstanding debt totaled $68.6 million, compared with $57.6 million at February 28, 2007, and $81.2 million at February 28, 2006. The increase from fiscal 2007 to fiscal 2008 reflects the addition of capital leases for store equipment. The decrease from fiscal 2006 to fiscal 2007 reflects the repayment of the international segment’s short-term borrowings.

We have a revolving credit facility secured by inventory and credit card receivables. This facility is used to support letters of credit and to meet borrowing needs. Loans primarily bear interest at a spread over either LIBOR or prime. The facility was amended in January 2008 to increase the available borrowings and to extend its expiration date from June 2009 to January 2013.

The facility has a stated commitment of $1.3 billion, which includes a $1.25 billion commitment for the domestic segment and a $50 million commitment for the international segment. In general, the maximum amount of borrowings, including loans and outstanding letters of credit, outstanding on any date may not exceed the lesser of a borrowing base calculated as a percentage of the company’s eligible inventory and credit card receivables or 90 percent of $1.3 billion. We are required to maintain a minimum level of available borrowings under the facility. Dividend payments would be limited to an aggregate of $15 million in any fiscal year if available borrowings under the facility are, or at any time during the next twelve months are projected to be, less than 25 percent of the lesser of $1.3 billion and the borrowing base. The lenders may require that proceeds from the sale of inventory be applied on a daily basis to payment of amounts owed under the facility if available borrowings are less than 15 percent of the lesser of $1.3 billion and the borrowing base for five consecutive days.

The facility contains representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility; however, it contains no financial covenants.

At February 29, 2008, we had outstanding letters of credit of $50.1 million and no borrowings, leaving $967.6 million available for borrowing under the credit facility. At February 28, 2007, we had outstanding letters of credit of $60.1 million and no borrowings, leaving $439.9 million available for borrowing under the previous revolving credit facility. We were in compliance with all covenants at February 29, 2008.

Cash, Cash Equivalents and Short-term Investments

At February 29, 2008, we had cash, cash equivalents and short-term investments of $297.4 million compared with $739.5 million at February 28, 2007. The $442.1 million year-over-year decrease was driven primarily by purchases of property and equipment; stock repurchases and dividend payments; and cash used in operating activities. These uses of cash were partially offset by cash provided by proceeds from the sale of property and equipment.

At February 29, 2008, we had no investments in auction rate securities. We do not intend to invest in that type of security in the foreseeable future.

Net-owned Inventory

Merchandise inventory decreased to $1.57 billion at February 29, 2008, from $1.64 billion at February 28, 2007. Merchandise payable decreased 1.1 percent to $912.1 million from $922.2 million last year. Despite the net sales decrease, consolidated and domestic segment net-owned inventory decreased by $52.8 million and $106.9 million, respectively. We achieved our previously announced goal to reduce our domestic segment net-owned inventory at February 29, 2008, compared to February 28, 2007, by $100 million to $150 million. In order to achieve the goal, we increased our mix of current in-program inventory and increased our focus on in-stocks for our most productive stock keeping units.

Liquidity

Our primary sources of liquidity include borrowing under the credit facility, available cash and cash equivalents, expected reductions in net-owned inventory and landlord reimbursements for store construction. The facility contains representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility; however, it contains no financial covenants. It places limitations on specific uses of borrowings, including for dividends, stock repurchases and acquisitions. We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Potential additional sources of cash in fiscal 2009 include proceeds from the sale of a subsidiary and an income tax refund due to the carryback of a portion of our net operating loss for the 2008 fiscal year. We will evaluate funding alternatives as necessary to support future needs.

Expected uses of cash in fiscal 2009 include contractual obligations described below and funds required to support our operating activities, including an increase in inventory levels in advance of the holiday season. Potential uses of cash that are subject to our discretion include:

•	capital expenditures, primarily for new store construction, store relocations, information technology systems and existing store updates; and

•	payment of dividends.

We experienced a loss in fiscal 2008 of $319.9 million, and our cash, cash equivalents and short-term investments position declined from $739.5 million at the end of fiscal 2007 to $297.4 million at the end of fiscal 2008. We have projected only a modest improvement in our loss for fiscal 2009 compared with our loss for fiscal 2008. This outlook is based on the following:

•	A continuation of current operating trends through the first half of fiscal 2009 and an improvement in second half trends

•	A continuation of weak macroeconomic trends, particularly in the first half of the fiscal year

•	Improved retail execution, leading to higher close rates and improved basket, offsetting a decline in store traffic

•	Sales growth in key product areas

We have taken steps to enhance our liquidity by amending and increasing our asset-based credit facility in January 2008 to $1.3 billion from $500 million. Our plans to manage our liquidity position in fiscal 2009 include improving our close rates and attachment rates, which would have a positive impact on both sales and margin; improving working capital through targeted improvements in net-owned inventory; reducing projected capital expenditures by $75 million to $95 million below prior year levels; suspending our stock repurchase program; maintaining an intense focus on controlling expenses; and maintaining strong relationships with our vendors to ensure continued availability of vendor credit.

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and SG&A expenses; an evaluation of our relationships with vendors, including availability of vendor credit; and an analysis of cash requirements, including our net-owned inventory position, other working capital changes, capital expenditures and borrowing availability under our credit facility. Based upon these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through fiscal 2009.

Capital Expenditures

Capital expenditures, net of total landlord reimbursements, for fiscal 2008 totaled $226.2 million and included:

•	$123.5 million related to new store construction, store relocations, store refreshes and category resets for the domestic segment;

•	$79.5 million related to information technology;

•	$15.8 million related to distribution and other non-store capital expenditures; and

•	$7.5 million related to the international segment.

Fiscal 2008 capital expenditures reflect a reduced level of capital expenditures from our previous plan of approximately $255 million driven by our actions to conserve capital.

Contractual Obligations

CONTRACTUAL OBLIGATIONS AT FEBRUARY 29, 2008

	Payments Due by Fiscal Year
(Amounts in millions)	Total	2009	2010	2011	2012	2013	Thereafter
Contractual obligations(a):
Operating leases(b,c)
Active properties	$3,976.9	$392.5	$390.9	$378.5	$373.1	$367.9	$2,074.0
Closed locations	375.0	43.1	41.3	40.4	37.8	37.7	174.7
CarMax leases(d)	341.1	28.9	28.9	28.9	28.9	28.9	196.6
Capital leases(b,e)	52.4	8.4	6.5	5.9	5.0	4.2	22.4
Financing lease obligations(e)	14.0	1.0	0.8	0.7	0.6	0.9	10.0
Other debt(e)	2.2	2.2	—	—	—	—	—
Interest payments	63.2	7.9	7.4	6.9	6.5	6.1	28.4
Other contractual obligations(f)	789.3	153.0	139.0	114.3	117.8	120.2	145.0

Total	$5,614.1	$637.0	$614.8	$575.6	$569.7	$565.9	$2,651.1

(a)

Included in other long-term liabilities on our consolidated balance sheet at February 29, 2008, are: a $61.4 million liability for self-insurance obligations; a $49.8 million liability for unrecognized tax benefits and related interest; an $18.8 million obligation for deferred compensation; and a $6.3 million liability for asset retirement obligations. Because the timing of their future cash flows is uncertain, these other long-term liabilities are excluded from this table.

(b)	See Note 10, Lease Commitments, of the Notes to Consolidated Financial Statements for further information related to lease commitments on active properties.
(c)

Operating lease obligations do not include payments to landlords for real estate taxes, common area maintenance and insurance. These amounts, if included in the above table, would increase total operating lease obligations by approximately $1.2 billion as calculated as of February 29, 2008.

(d)

CarMax, Inc., a former subsidiary, currently operates 23 of its sales locations pursuant to leases under which we are the primary obligor. In conjunction with the separation of CarMax, we have assigned each of these leases to CarMax, but we remain contingently liable under the leases. The obligations are fully funded by sublease income from CarMax.

(e)	See Note 8, Debt, of the Notes to Consolidated Financial Statements.
(f)

Other contractual obligations include a $702.6 million obligation related to our information technology services contract with IBM. This seven-year contract was signed in early fiscal 2008. The remaining commitments in other contractual obligations relate primarily to marketing.

Off-Balance Sheet Arrangements

Other than our operating leases described in Note 10, Lease Commitments, of the Notes to Consolidated Financial Statements, we did not have any off-balance sheet arrangements at February 29, 2008.

Domestic Segment Superstore Revitalization Program

From the beginning of fiscal 2001 through fiscal 2008, we built as new, relocated or fully remodeled 313 Superstores, or 46 percent of the company’s 682 domestic segment Superstores, net of closures, as part of an overall effort to bring a more contemporary shopping experience to our customers. In addition to new store designs, we have increased inventory levels on the sales floor in virtually all stores to help ensure that customers find complete consumer electronics solutions, including all the accessories they need.

During fiscal 2008, the domestic segment opened 61 Superstores and fully remodeled 1 Superstore. Eighteen of the opened stores were relocations and 43 were incremental stores. Net expenses related to domestic segment relocations and remodels totaled $21.0 million in fiscal 2008. Relocation expenses primarily include expenses associated with completing 18 relocations. In fiscal 2008, the average accelerated depreciation expense per relocated store was approximately $0.1 million, booked ratably from the time the decision is made to relocate the store to closure, and the average lease impairment expense was approximately $1.0 million, booked when we cease use of the property. Capital expenditures, net of landlord reimbursements, to build a new or relocated store averaged approximately $1.4 million in fiscal 2008.

As of February 29, 2008, there were 82 stores that had been relocated under our store revitalization program with results available for at least 12 months following their relocation. There were also 109 stores open more than 12 months on February 29, 2008, that were incremental to our overall store base. Of those 109 incremental stores, 95 had been open more than 24 months.

The 82 relocated stores open more than 12 months produced the following results for their 12-month periods after grand opening:

•	An average sales change that was approximately 25 percentage points better than the sales pace of the rest of the store base during the same time periods

•	A return on invested capital, including lease termination and sublease costs on vacated stores, of approximately 9 percent

•	A return on invested capital, excluding lease termination and sublease costs on vacated stores, of approximately 23 percent

The 109 incremental stores open more than 12 months produced a return on invested capital of approximately 13 percent measured at the end of the first 12 months after grand opening. The 95 incremental stores open more than 24 months produced a return on invested capital of approximately 20 percent measured at the end of the second 12 months after grand opening.

Our prototype format has evolved significantly since we began our revitalization program in fiscal 2001. During fiscal 2008, Circuit City introduced a new Superstore format called the cityTM that features a highly interactive environment with 20,000 square feet per store. Store Associates use headsets and tablet PCs to assist in the sales process. The merchandising strategy for the cityTM includes carrying a reduced assortment in the store compared with traditional Circuit City Superstores, while maintaining strong assortments and inventory levels in key categories. Circuit City’s the cityTM prototype includes approximately 75 percent of the total square footage as selling area. Because results from the Superstore openings prior to 2008 are not necessarily indicative of the results we expect to see from our new prototype stores, primarily due to the reduced size of the new prototype, after this year we do not intend to update the average sales change and return on invested capital metrics from all stores opened since fiscal 2001. We expect to disclose a relevant metric to evaluate our real estate openings and performance in future filings.

We remain committed to updating our store base. We expect to continue to open new and relocated stores, though at a pace somewhat slower than fiscal 2008 and our previous fiscal 2009 plans. As we build stores, we are committed to selecting real estate that will enhance our competitive position and enable us to improve our operating results. The mix of new versus relocated stores opened in any one year will depend upon the availability of sites that we expect would meet or exceed our performance hurdles.

Fiscal 2009 Outlook

The company expects the following in fiscal 2009:

•	Consolidated net sales relatively unchanged from the prior year

•	A mid-single digit domestic segment comparable store sales decline

•	Improvement in earnings from continuing operations before income taxes as a percentage of consolidated net sales of 50 basis points to 100 basis points

•	No tax expense or benefit, excluding discrete items, associated with domestic segment operations

•	Capital expenditures, net of landlord reimbursements, of $130 million to $150 million

•	Depreciation and amortization expense of approximately $185 million

•	A reduction in domestic segment net-owned inventory from February 29, 2008, to February 28, 2009 of $50 million to $100 million

•	45 to 55 domestic segment Superstore openings, including 6 to 8 relocations

The fiscal 2009 outlook is based on the following assumptions:

•	A continuation of current operating trends through the first half of fiscal 2009 and an improvement in second half trends

•	A continuation of weak macroeconomic trends, particularly in the first half of the fiscal year

•	Improved retail execution, leading to higher close rates and improved basket, offsetting a decline in store traffic

•

Sales growth in key product areas including LCD televisions, notebook computers and GPS devices, offset by sales declines in projection and tube televisions, desktop computers and portable audio products

•	Improvements in merchandise margins, shrink and markdowns

•	Mid-single digit percentage growth in SG&A dollars compared with fiscal 2008 driven by incremental and relocated store openings and increased compensation costs

For the first quarter, the company expects to record a loss from continuing operations before income taxes of $180 million to $195 million, compared with a loss of $82.5 million in the prior year first quarter. The significant increase in the loss results from our expectation of a continuation of the operating trends seen in the second half of fiscal 2008, including a year-over-year decline in gross margin and deleveraged expenses from incremental and relocated stores opened in the prior 12 months that offset savings from expense reduction initiatives. Due to operating improvements, traction against current sales- and gross margin-driving initiatives, and more favorable year-over-year comparisons, the company expects a gradual recovery in the second half of fiscal 2009, achieving an improved pre-tax profit from continuing operations in the fourth quarter as compared to fiscal 2008 results.

Forward-Looking Statements

The provisions of the Private Securities Litigation Reform Act of 1995 provide companies with a “safe harbor” when making forward-looking statements. This “safe harbor” encourages companies to provide prospective information about their companies without fear of litigation. We wish to take advantage of the “safe harbor” provisions of the Act. Our statements that are not historical facts, including statements about management’s expectations for fiscal 2009 and beyond, are forward-looking statements and involve various risks and uncertainties. In most cases, you can identify our forward-looking statements by words such as “expect,” “believe,” “should,” “may,” “plan,” “will” or similar words.

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

•

changes in general economic conditions including, but not limited to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, personal discretionary spending levels, trends in consumer retail spending (both in general and in our product categories), unemployment and consumer sentiment about the economy in general;

•	the level of consumer response to new products or product features in the merchandise categories we sell and changes in our merchandise sales mix;

•	the pace of commoditization of digital products;

•	the impact of inventory and supply chain management initiatives on inventory levels and profitability;

•	our ability to generate sales and margin growth through expanded services offerings;

•	the impact of new products and product features on the demand for existing products and the pricing and profit margins associated with the products we sell;

•	significant changes in retail prices for products and services we sell;

•	changes in availability or cost of financing for working capital and capital expenditures, including financing to support development of our business;

•	the lack of availability or access to sources of inventory or the loss or disruption in supply from one of our major suppliers;

•	the impact of a significant change in the relationships with key vendors;

•	our inability to liquidate excess inventory should excess inventory develop;

•	our inability to maintain sales and profitability improvement programs for our Circuit City Superstores, including our store revitalization plan;

•	our ability to continue to generate strong sales growth through our direct sales channel;

•	the availability of appropriate real estate locations for relocations and new stores;

•	the cost and timeliness of new store openings and relocations;

•	consumer reaction to new store locations and changes in our store design and merchandise;

•	our ability and the ability of Chase Card Services to successfully market and promote the third party credit card program being offered by Chase Card Services;

•	the extent to which customers respond to promotional financing offers and the types of promotional terms we offer;

•	our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;

•	the impact of our wage management initiative on Associate morale and our reputation with customers;

•	the impact of initiatives related to upgrading merchandising, marketing and information systems on revenue and operating margin and the costs associated with these investments;

•	changes in production or distribution costs or costs of materials for our advertising;

•	effectiveness of our advertising and marketing programs for increasing consumer traffic and sales;

•

the imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws;

•	the outcome of our review of strategic alternatives for our international segment;

•	deterioration of the expected future performance of our international segment, resulting in an additional goodwill impairment charge;

•	the timely production and delivery of private-label merchandise and level of consumer demand for those products;

•	reduced investment returns or other changes relative to the assumptions for our pension plans that impact our pension expense;

•	changes in our anticipated cash flow and liquidity;

•	whether, when and in what amounts share repurchases may be made under our stock buyback program;

•	adverse results in litigation matters;

•	currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies;

•	the global regulatory and trade environment;

•	the disruption of global, national or regional transportation systems;

•

the occurrence of severe weather events or natural disasters that could significantly damage or destroy stores or prohibit consumers from traveling to our retail locations, especially during peak selling periods; and

•	the successful execution of the initiatives to achieve revenue growth and increase gross profit margin underlying our projected 2009 results as discussed under “Fiscal 2009 Outlook” in MD&A.

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

Inventory Purchases

A portion of InterTAN’s purchases are from vendors requiring payment in U.S. dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN’s management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders; exchange rates, including forecasts from major financial institutions; local news; and other economic factors. At February 29, 2008, U.S. dollar open purchase orders totaled approximately $11.4 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $1.1 million for those orders. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, to the degree commercially feasible.

Translation of Financial Results

Because we translate a portion of our international segment’s financial results from Canadian dollars to U.S. dollars, fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results. We do not hedge against the possible impact of this risk. A 10 percent adverse change in the foreign currency exchange rate would not have a significant impact on our results of operations or financial position.

Item 8.	Financial Statements and Supplementary Data.

Circuit City Stores, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended February 29 or 28
(Amounts in thousands except per share data)	2008	% of Sales	2007	% of Sales	2006	% of Sales
NET SALES	$11,743,691	100.0	$12,429,754	100.0	$11,514,151	100.0
Cost of sales, buying and warehousing	9,318,174	79.3	9,501,438	76.4	8,703,683	75.6

GROSS PROFIT	2,425,517	20.7	2,928,316	23.6	2,810,468	24.4
Selling, general and administrative expenses	2,770,104	23.6	2,841,619	22.9	2,595,706	22.5
Impairment of goodwill	26,000	0.2	92,000	0.7	—	—

OPERATING (LOSS) INCOME	(370,587)	(3.2)	(5,303)	(0.0)	214,762	1.9
Interest income	18,188	0.2	27,150	0.2	21,826	0.2
Interest expense	1,180	0.0	1,519	0.0	3,143	0.0

(Loss) earnings from continuing operations before income taxes	(353,579)	(3.0)	20,328	0.2	233,445	2.0
Income tax (benefit) expense	(32,226)	(0.3)	30,510	0.2	85,996	0.7

NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	(321,353)	(2.7)	(10,182)	(0.1)	147,449	1.3
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	1,456	0.0	128	0.0	(5,350)	(0.0)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES, NET OF TAX	—	—	1,773	0.0	(2,353)	(0.0)

NET (LOSS) EARNINGS	$(319,897)	(2.7)	$(8,281)	(0.1)	$139,746	1.2

Weighted average common shares:
Basic	165,134		170,448		177,456
Diluted	165,134		170,448		180,653

(LOSS) EARNINGS PER SHARE:
Basic:
Continuing operations	$(1.95)		$(0.06)		$0.83
Discontinued operations	$0.01		$0.00		$(0.03)
Cumulative effect of change in accounting principles	$—		$0.01		$(0.01)
Basic (loss) earnings per share	$(1.94)		$(0.05)		$0.79
Diluted:
Continuing operations	$(1.95)		$(0.06)		$0.82
Discontinued operations	$0.01		$0.00		$(0.03)
Cumulative effect of change in accounting principles	$—		$0.01		$(0.01)
Diluted (loss) earnings per share	$(1.94)		$(0.05)		$0.77

See accompanying notes to consolidated financial statements.

Circuit City Stores, Inc.

CONSOLIDATED BALANCE SHEETS

	At February 29 or 28
(Amounts in thousands except share data)	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296,055	$141,141
Short-term investments	1,366	598,341
Accounts receivable, net of allowance for doubtful accounts	330,599	382,555
Merchandise inventory	1,573,560	1,636,507
Deferred income taxes, net of valuation allowance	38,672	34,868
Income tax receivable	158,116	42,722
Prepaid expenses and other current assets	41,352	47,378

TOTAL CURRENT ASSETS	2,439,720	2,883,512
Property and equipment, net of accumulated depreciation	1,037,321	921,027
Deferred income taxes	—	31,910
Goodwill	118,031	121,774
Other intangible assets, net of accumulated amortization	18,400	19,285
Other assets	132,458	29,775

TOTAL ASSETS	$3,745,930	$4,007,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Merchandise payable	$912,094	$922,205
Expenses payable	232,386	281,709
Accrued expenses and other current liabilities	346,818	404,444
Accrued compensation	85,127	98,509
Accrued income taxes	17,680	—
Current installments of long-term debt	11,582	7,162

TOTAL CURRENT LIABILITIES	1,605,687	1,714,029
Long-term debt, excluding current installments	57,050	50,487
Accrued straight-line rent	145,960	133,759
Deferred rent credits	163,662	143,877
Accrued lease termination costs	82,900	76,326
Deferred income taxes, net of valuation allowance	35,586	—
Other liabilities	151,910	97,561

TOTAL LIABILITIES	2,242,755	2,216,039

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY:
Common stock, $0.50 par value; 525,000,000 shares authorized; 168,859,462 shares issued and outstanding (170,689,406 in 2007)	84,430	85,345
Additional paid-in capital	319,573	344,144
Retained earnings	981,112	1,336,317
Accumulated other comprehensive income	118,060	25,438

TOTAL STOCKHOLDERS’ EQUITY	1,503,175	1,791,244

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,745,930	$4,007,283

See accompanying notes to consolidated financial statements.

Circuit City Stores, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 29 or 28
(Amounts in thousands)	2008	2007	2006
OPERATING ACTIVITIES:
Net (loss) earnings	$(319,897)	$(8,281)	$139,746
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities of continuing operations:
Net (earnings) loss from discontinued operations	(1,456)	(128)	5,350
Depreciation expense	183,433	177,828	160,608
Amortization expense	4,188	3,645	2,618
Impairment of goodwill	26,000	92,000	—
Stock-based compensation expense	21,610	26,727	24,386
Loss (gain) on dispositions of property and equipment	2,734	(1,439)	2,370
Provision for deferred income taxes	27,587	72,717	(14,252)
Cumulative effect of change in accounting principles	—	(1,773)	2,353
Other	5,821	1,689	(1,726)
Changes in operating assets and liabilities:
Accounts receivable, net	45,814	(133,152)	16,552
Merchandise inventory	84,362	49,352	(231,114)
Prepaid expenses and other current assets	5,875	(9,580)	(17,341)
Other assets	(4,844)	535	(3,061)
Merchandise payable	(19,237)	73,317	211,362
Expenses payable	11,527	55,722	40,921
Accrued expenses, other current liabilities and income taxes	(188,010)	(81,364)	43,202
Other long-term liabilities	68,867	(1,474)	(17,032)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(45,626)	316,341	364,942

INVESTING ACTIVITIES:
Purchases of property and equipment	(325,382)	(285,725)	(254,451)
Proceeds from sales of property and equipment	71,451	38,620	55,421
Purchases of investment securities	(2,649,670)	(2,002,123)	(1,409,760)
Sales and maturities of investment securities	3,246,254	1,926,086	1,014,910
Other investing activities	(1,482)	(11,567)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	341,171	(334,709)	(593,880)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	276,168	35,657	73,954
Principal payments on short-term borrowings	(275,591)	(56,912)	(53,893)
Debt issuance costs	(19,750)	—	—
Proceeds from long-term debt	—	1,216	1,032
Principal payments on long-term debt	(19,140)	(6,724)	(1,829)
Changes in overdraft balances	(49,630)	19,347	(22,540)
Repurchases of common stock	(46,757)	(237,203)	(338,476)
Issuances of common stock	4,907	89,662	38,038
Dividends paid	(26,844)	(20,126)	(12,844)
Excess tax benefit from stock-based compensation	—	15,729	—
Redemption of preferred share purchase rights	—	—	(1,876)
Other financing activities	(1,218)	(1,424)	—

NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS	(157,855)	(160,778)	(318,434)

DISCONTINUED OPERATIONS:
Operating cash flows	15,855	3,310	(9,884)
Investing cash flows	—	2,958	(8,089)
Financing cash flows	(57)	(592)	—

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	15,798	5,676	(17,973)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,426	(1,359)	1,655

Increase (decrease) in cash and cash equivalents	154,914	(174,829)	(563,690)
Cash and cash equivalents at beginning of year	141,141	315,970	879,660

CASH AND CASH EQUIVALENTS AT END OF YEAR	$296,055	$141,141	$315,970

See accompanying notes to consolidated financial statements.

Circuit City Stores, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
(Amounts in thousands except per share data)	Shares	Amount
BALANCE AT FEBRUARY 28, 2005	188,150	$94,075	$721,038	$1,239,714	$25,100	$2,079,927
Comprehensive income:
Net earnings	—	—	—	139,746	—	139,746
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment (net of deferred taxes of $ 11,316)	—	—	—	—	19,500	19,500
Minimum pension liability adjustment (net of deferred taxes of $ 182)	—	—	—	—	(313)	(313)

Comprehensive income						158,933
Repurchases of common stock	(19,396)	(9,698)	(328,778)	—	—	(338,476)
Compensation for stock awards	—	—	24,386	—	—	24,386
Exercise of common stock options	3,830	1,915	36,752	—	—	38,667
Shares issued under stock-based incentive plans, net of cancellations, and other	2,205	1,103	(2,160)	—	—	(1,057)
Tax effect from stock issued	—	—	6,973	—	—	6,973
Redemption of preferred share purchase rights	—	—	—	(1,876)	—	(1,876)
Dividends – common stock ($0.07 per share)	—	—	—	(12,844)	—	(12,844)

BALANCE AT FEBRUARY 28, 2006	174,789	87,395	458,211	1,364,740	44,287	1,954,633
Comprehensive loss:
Net loss	—	—	—	(8,281)	—	(8,281)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment (net of deferred taxes of $ 3,630)	—	—	—	—	(7,793)	(7,793)
Unrealized gain on available-for-sale securities (net of deferred taxes of $ 219)	—	—	—	—	377	377
Minimum pension liability adjustment (net of deferred taxes of $ 136)	—	—	—	—	(229)	(229)

Comprehensive loss						(15,926)
Adjustment to initially apply SFAS No. 158 (net of deferred taxes of $ 6,628)	—	—	—	—	(11,204)	(11,204)
Repurchases of common stock	(10,032)	(5,016)	(232,187)	—	—	(237,203)
Compensation for stock awards	—	—	26,727	—	—	26,727
Adjustment to initially apply SFAS No. 123(R)	—	—	(2,370)	—	—	(2,370)
Exercise of common stock options, net	5,767	2,883	86,228	—	—	89,111
Shares issued under stock-based incentive plans, net of cancellations, and other	165	83	(1,027)	—	—	(944)
Tax effect from stock issued	—	—	8,562	—	—	8,562
Dividends – common stock ($0.115 per share)	—	—		(20,142)	—	(20,142)

BALANCE AT FEBRUARY 28, 2007	170,689	85,345	344,144	1,336,317	25,438	1,791,244
Comprehensive loss:
Net loss	—	—	—	(319,897)	—	(319,897)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment (net of deferred taxes of $ 11,107)	—	—	—	—	41,206	41,206
Unrealized loss on available-for-sale securities (net of deferred taxes of $ 105)	—	—	—	—	(180)	(180)
Pension plan adjustments (net of deferred taxes of $ 30,976)	—	—	—	—	51,596	51,596

Comprehensive loss						(227,275)
Adjustment to initially apply FIN 48	—	—	407	(8,400)	—	(7,993)
Repurchases of common stock	(2,500)	(1,250)	(45,507)	—	—	(46,757)
Compensation for stock awards	—	—	21,610	—	—	21,610
Exercise of common stock options, net	461	230	4,602	—	—	4,832
Shares issued under stock-based incentive plans, net of cancellations, and other	209	105	(1,289)	—	—	(1,184)
Tax effect from stock issued	—	—	(4,394)	—	—	(4,394)
Dividends – common stock ($0.16 per share)	—	—	—	(26,908)	—	(26,908)

BALANCE AT FEBRUARY 29, 2008	168,859	$84,430	$319,573	$981,112	$118,060	$1,503,175

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Description of Business: Circuit City Stores, Inc. is a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. The company has two reportable segments: its domestic segment and its international segment.

The domestic segment is engaged in the business of selling brand-name and private-label consumer electronics, personal computers, entertainment software, and related services in its stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. At February 29, 2008, the company’s domestic segment operated 682 Superstores and 11 other stores in 158 U.S. media markets.

The international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. The international segment’s headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada primarily under the trade name The Source By Circuit CitySM. At February 29, 2008, the international segment conducted business through 779 retail stores and dealer outlets, which consisted of 502 company-owned stores and 277 dealer outlets. The international segment also operates a Web site at www.thesource.ca. In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation.

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

Reclassifications and Adjustments: To improve presentation and comparability, amounts previously reported in the consolidated financial statements have been reclassified to conform to current-year presentation.

During fiscal 2006, the company identified errors in previously issued financial statements. Management evaluated the impact of the errors in the consolidated financial statements for previously reported periods, on the 2006 fiscal year and on earnings trends. Based upon the evaluation, management concluded the errors and the corrections of such errors were not material to the company’s financial statements taken as a whole and corrected the errors in the fourth quarter of fiscal 2006. As a result, the company recognized an after-tax reduction in net earnings of $3.2 million during the fourth quarter of fiscal 2006 that relates primarily to benefits recognized in the first three quarters of fiscal 2006 for the estimated non-redemption of the rewards feature on the Circuit City Rewards Credit Card. The company also recognized an after-tax benefit of $0.4 million during the fourth quarter of fiscal 2006 to correct errors in lease accounting and for other matters in the consolidated financial statements for fiscal 2004 and fiscal 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements of the company conform to U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

Fiscal Year: The company’s fiscal year begins on March 1 and ends on February 28 or February 29.

Revenue Recognition: The company recognizes revenue when the sales price is fixed or determinable, collectibility is reasonably assured and the customer takes possession of the merchandise, or in the case of services, at the time the service is provided. Shipping and handling costs billed to customers are included in revenue. Revenue excludes sales taxes and is reported net of estimated sales returns. Estimated sales returns are based on historical return rates.

The domestic segment sells extended warranty contracts that provide repair and/or replacement coverage exceeding that offered under traditional manufacturers’ warranties and earns a commission for each contract sold. Because unrelated third parties are the primary obligors under these contracts, commission revenue for these plans is recognized in net sales at the time of sale. For the international segment, the company is the primary obligor for its extended warranty programs. Accordingly, extended warranty revenue is deferred at the point of sale and recognized as revenue over the life of the contract. Costs associated with the extended warranty contracts are deferred at the point of sale and recognized over the life of the contract.

For revenue transactions that involve multiple deliverables, the revenue associated with any undelivered elements is deferred until it is earned. The amount of revenue deferred in connection with the undelivered elements is determined based on the fair value of the undelivered item.

In fiscal 2008, the company extended its consumer credit card program agreement under which Chase Card Services offers private-label and co-branded credit cards to new and existing customers. The company is compensated under the agreement primarily based on the number of new accounts opened less promotional financing costs. The net results from the agreement are included in net sales on the consolidated statements of operations.

Gift Cards: The company sells gift cards to its customers in its stores and on its Web site and records deferred revenue at the time of sale. The deferred revenue is included in accrued expenses and other current liabilities on the consolidated balance sheets. The gift cards do not have an expiration date. The company recognizes income from gift cards when the gift card is redeemed by the customer or when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and it is determined that the company does not have an obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The gift card breakage rate is based upon historical redemption patterns. Based on the company’s historical information, the likelihood of a gift card remaining unredeemed can be determined 24 months after the gift card is issued. At that time, breakage income is recognized for those cards for which the likelihood of redemption is deemed to be remote. Gift card breakage revenue is included in net sales on the consolidated statements of operations.

Sales Incentives: The company offers sales incentives, such as discounts and rebates that entitle customers to a reduction in the price of a product or service. For sales incentives in which the company is the obligor, the liability is included in accrued expenses and other current liabilities on the consolidated balance sheets. The reduction in revenue is recognized when the sale is recorded based on the value of the incentive expected to be redeemed. The company also offers rewards points for purchases using the Circuit City private-label or the co-branded credit card. The value of points earned through the rewards card is included in accrued expenses and other current liabilities on the consolidated balance sheets. Prior to February 29, 2008, the value of points earned through the rewards card and recorded in the financial statements did not consider the non-redemption of rewards points as the company did not have sufficient historical experience to estimate redemption rates. At February 29, 2008, the company concluded that sufficient historical experience existed to allow the company to make a reasonable and reliable estimate of future rewards points that will be redeemed. As a result, the company recorded a $12.5 million benefit in revenue to record the estimated non-redemption of rewards points earned since the inception of the program. Beginning in fiscal 2009, the value of points earned through the rewards card will be recorded as a reduction in revenue at the time the points are earned based on the percentage of points expected to be redeemed.

Cost of Sales, Buying and Warehousing and Selling, General and Administrative Expenses: The primary costs classified in each major expense category include

Cost of Sales, Buying and Warehousing	Selling General and Administrative Expenses

•   total cost of merchandise sold including:

•   Cost of transportation of merchandise from vendors to the company’s stores

•   Vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor's products;

•   cost of services performed;

•   physical inventory losses;

•   markdowns;

•   buying costs;

•   customer shipping and handling expenses; and

•   operating costs of the company’s distribution and repair centers.

•   compensation, benefit costs and stock-based compensation expense for store and corporate Associates;

•   occupancy costs of store and corporate facilities;

•   depreciation related to store and corporate assets;

•   marketing;

•   vendor allowances that are a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products;

•   costs related to relocating and remodeling store locations;

•   professional service fees; and

•   other administrative costs, such as credit card service fees, supplies, and bad debt.

Vendor Allowances: The company receives cash consideration from vendors, including volume incentives and reimbursements for specific costs such as price protection and marketing, through a variety of programs. Most vendor allowances, including those in excess of the cost to promote a vendor’s product, are recognized as a reduction to cost of sales, buying and warehousing when the related product is sold or other conditions of the allowances are met. Cash consideration that represents a reimbursement of specific, incremental, identifiable direct costs incurred by the company to promote the vendors’ products is reported as a reduction to selling, general and administrative expenses in the period in which the costs are incurred.

Pre-Opening Expenses: Non-capital expenditures for store openings are expensed as incurred and primarily include store occupancy, compensation, benefit, marketing and supply costs. Due to the adoption of FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” beginning in fiscal 2007, rent incurred during the construction period is also included in pre-opening expenses. Previously, such costs were capitalized.

Marketing Expenses: Marketing costs, primarily consisting of print, Internet and television advertisements, are expensed the first time the advertisement runs and are included in selling, general and administrative expenses on the consolidated statements of operations. Marketing expenses, net of specific vendor reimbursements, were $405.5 million in fiscal 2008, $424.6 million in fiscal 2007 and $431.8 million in fiscal 2006.

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

The company values stock option grants using the Black-Scholes option valuation model and recognizes expense over the options’ vesting periods. For nonvested stock, the market value at the grant date is expensed over the requisite service periods. The vesting of certain nonvested stock awards may accelerate if the company achieves operating profit margin targets. The expense related to the performance-accelerated awards is recognized based on the likelihood of management achieving the performance targets.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand, money market funds and tax-exempt commercial paper with original maturities of three months or less. All cash and cash equivalents were available for general corporate purposes at February 29, 2008, and February 28, 2007.

Outstanding checks in excess of funds on deposit at February 29, 2008, and February 28, 2007 totaled $36.3 million and $86.0 million, respectively, and are included in expenses payable on the company’s consolidated balance sheets.

Short-Term Investments: As part of its cash management program, the company maintains a portfolio of marketable investment securities. The company primarily invests in variable rate demand notes that are classified as available-for-sale securities. The variable rate demand notes are long-term instruments; however, the interest rates are reset approximately every seven days, at which time the securities can be sold. Accordingly, the securities are classified as current assets on the consolidated balance sheets. The marketable investment securities are carried at cost, which approximates fair value due to their frequent interest rate resets. The cost of securities matured or sold is based on the specific identification method.

Accounts Receivable: Accounts receivable primarily includes vendor allowances, credit and debit card payments due from banks and receivables for warranty repairs performed by the company.

Merchandise Inventory: Inventory is comprised of finished goods held for sale and is stated at the lower of cost or market value. Cost is determined by the average cost method and includes the cost of freight from the vendor to the company’s distribution centers, or in the case of direct shipments, the cost of freight from the vendor to the company’s stores. Also included in the cost of inventory are certain vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote vendors’ products. The company estimates the realizable value of inventory based on assumptions about forecasted consumer demand, market conditions and obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value through a markdown recorded against the cost of the inventory. Markdowns establish a new cost basis for the company’s inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

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

Property and Equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Property held under capital leases is stated at the lower of the present value of the future minimum lease payments at the inception of the lease or fair value of the leased property and is depreciated on a straight-line basis over the lease term.

Leasehold improvements are depreciated over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the expected lease term.

The company capitalizes external direct costs of materials and services used in the development of internal-use software and payroll and payroll-related costs for Associates directly involved in the development of internal-use software. Once capitalized software is available for use, it is included in furniture, fixtures and equipment and depreciated on a straight-line basis over its estimated useful life, generally a period of three to seven years. Software maintenance and training costs are expensed in the period incurred.

Impairment or Disposal of Long-Lived Assets: The company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is indicated when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the asset’s carrying value. If an impairment exists, an impairment loss is recognized for the difference between the asset’s carrying value and its estimated fair value. When the company commits to a plan to close or relocate a store, distribution center or repair center, estimates of the depreciable lives of fixtures, equipment and leasehold improvements to be abandoned are revised to reflect the use of the assets over their shortened useful lives.

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

The company estimates the fair value of the reporting unit using the average of discounted cash flows and comparative market multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). If the fair value of the reporting unit is less than its carrying value, then the implied fair value of the goodwill of the reporting unit must be calculated and compared to the carrying value of that goodwill. If the implied fair value of the goodwill is less than its carrying value, goodwill is deemed to be impaired and an impairment loss, equal to the excess of the carrying value over the implied fair value, must be recorded.

The company completed its annual impairment testing during the second quarter of fiscal 2008 and determined there was no impairment. In the fourth quarter of fiscal 2008, in connection with previously announced plans to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation, as well as a decline in comparative market multiples of EBITDA, the company identified a triggering event requiring it to evaluate the goodwill of the international segment for possible impairment. The company performed an impairment analysis, which included a third-party valuation, and recorded an impairment charge of $26.0 million to write down goodwill to its estimated fair value.

During the fourth quarter of fiscal 2007, due to deterioration in sales and margin trends of the international segment, the company determined that it was necessary to evaluate goodwill associated with this segment for impairment. As a result of this analysis, the company recorded an impairment charge of $92.0 million to write down goodwill to its estimated fair value.

The company has identifiable intangible assets that primarily were acquired through acquisition. The identifiable intangible assets are primarily contract-based and are amortized on a straight-line basis over their estimated useful lives.

Income Taxes: The company files a consolidated federal income tax return for its U.S. operations and accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes, measured by applying currently enacted tax rates. SFAS No. 109 requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The company evaluates its deferred income taxes quarterly to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies. During fiscal 2008, the company’s U.S. operations generated a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against the net deferred tax assets of the U.S. operations. During fiscal 2008, the company recorded a valuation allowance of $127.4 million against the net deferred tax assets of the company’s U.S. operations.

On March 1, 2007, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) and FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Positions taken by an entity in its income tax returns must satisfy a more-likely-than-not recognition threshold, assuming that the positions will be examined by taxing authorities with full knowledge of all relevant information, in order for the positions to be recognized in the consolidated financial statements. Quarterly, the company evaluates the income tax positions taken, or expected to be taken, to determine whether these positions meet the more-likely-than-not threshold prescribed by FIN 48. Unrecognized tax benefits not expected to be settled in one year are classified as other liabilities on the consolidated balance sheet.

The company accounts for interest and penalties as a component of income tax expense (benefit).

Accrued Straight-Line Rent: The company conducts a substantial portion of its business in leased properties. Some of the company’s leases contain rent escalations, which are based on either scheduled and specified escalations of the minimum rent or a change in an index that may be completely unrelated to the use of the underlying leased property, such as a multiple of the change in the Consumer Price Index. The company recognizes rent expense for leases that include scheduled and specified escalations of the minimum rent on a straight-line basis over the base term of the lease. Any difference between the straight-line rent amount and the amount payable under the lease is included in accrued straight-line rent on the consolidated balance sheets.

Landlord Reimbursements: The company constructs stores on both owned and leased land and may receive reimbursement from a landlord for the cost of the structure. These transactions are evaluated under sale-leaseback accounting, and in cases where substantial funding is received, the transaction qualifies as a sale. Any gain or loss from the transaction is deferred and amortized as an increase or decrease in rent expense on a straight-line basis over the base term of the lease. The deferred gain is included in deferred rent credits, and the deferred loss is included in other assets on the consolidated balance sheets. Landlord reimbursements from transactions qualifying as sales are included in cash flows from investing activities as proceeds from sales of property and equipment.

In cases where reimbursement from a landlord results in substantial under-funding of costs incurred for the construction of the structure, the company is deemed to have continuing involvement and the transaction qualifies as a financing under sale-leaseback accounting. The landlord reimbursement is considered a financing and is included in long-term debt on the consolidated balance sheets. The interest on the financing lease obligations is recognized using the effective interest method over the base term of the lease. Landlord reimbursements from transactions qualifying as financings are included in cash flows from financing activities as proceeds from long-term debt.

In instances where the company leases an existing structure, reimbursement from a landlord for tenant improvements is classified as an incentive and included in deferred rent credits on the consolidated balance sheets. The deferred rent credit is amortized as rent expense on a straight-line basis over the base term of the lease. Landlord reimbursements from these transactions are included in cash flows from operating activities as a change in other long-term liabilities.

Accrued Lease Termination Costs: At a location’s cease-use date, the future lease payments and related costs, from the date of closure to the end of the remaining lease term, net of contractual or estimated sublease rental income, are recorded in selling, general and administrative expenses on the consolidated statements of operations. The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities on the consolidated balance sheets. The non-current portion of accrued lease termination costs is presented separately on the consolidated balance sheets. The net lease termination cost is discounted using a credit-adjusted risk-free rate of interest. The company evaluates these assumptions each quarter and adjusts the liability accordingly.

Insurance: The company is self-insured for certain losses related to workers’ compensation, general liability, automobile liability, and health and welfare plans. A portion of these self-insured risks is managed through a wholly-owned captive insurance subsidiary. Self-insurance liabilities are estimated using valuations provided by third-party actuaries and are included in accrued expenses and other current liabilities and in other liabilities on the consolidated balance sheets.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net (loss) earnings and certain other items that are recorded directly to stockholders’ equity, net of deferred income taxes. In addition to net (loss) earnings, comprehensive income (loss) includes foreign currency translation adjustments, adjustments to reflect the funded status of the company’s pension plans on the consolidated balance sheets, and unrealized gains and losses on available-for-sale securities.

The following table presents accumulated balances for each classification of other comprehensive income, net of deferred income taxes.

	At February 29 or 28
(Amounts in millions)	2008	2007
Foreign currency translation adjustments	$78.0	$36.8
Pension plan adjustments	39.9	(11.8)
Unrealized gain on available-for-sale securities	0.2	0.4

Accumulated other comprehensive income	$118.1	$25.4

Risks and Uncertainties: The company is a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. The diversity of the company’s products, customers and geographic operations reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition or markets. During fiscal 2008, the domestic segment’s five largest suppliers accounted for approximately 47 percent of its merchandise purchased. The major suppliers were Sony, Hewlett-Packard, Samsung, Toshiba and Canon USA. The international segment’s five largest suppliers accounted for approximately 35 percent of its merchandise purchased and were Acer, Rogers Wireless, Apple, Hewlett-Packard and Ingram Micro.

The company experienced a loss in fiscal 2008 of $319.9 million, and its cash, cash equivalents and short-term investments position declined from $739.5 million at the end of fiscal 2007 to $297.4 million at the end of fiscal 2008. The company expects only a modest improvement in its projected loss for fiscal 2009. This outlook is based on the following:

•	A continuation of current operating trends through the first half of fiscal 2009 and an improvement in second half trends

•	A continuation of weak macroeconomic trends, particularly in the first half of the fiscal year

•	Improved retail execution, leading to higher close rates and improved basket, offsetting a decline in store traffic

•	Sales growth in key product areas

The company has taken steps to enhance its liquidity by amending and increasing its asset-based credit facility in January 2008 to $1.3 billion from $500 million. The company’s plans to manage its liquidity position in fiscal 2009 include improving close rates and attachment rates, which would have a positive impact on both sales and margin; improving working capital through targeted improvements in net-owned inventory; reducing projected capital expenditures by $75 million to $95 million below prior year levels; suspending the stock repurchase program; maintaining an intense focus on controlling expenses; and maintaining strong relationships with its vendors to ensure continued availability of vendor credit.

The company has considered the impact of the financial outlook on its liquidity and has performed an analysis of the key assumptions in the forecast such as sales, gross margin and SG&A expenses; an evaluation of its relationships with vendors, including availability of vendor credit; and an analysis of cash requirements, including its net-owned inventory position, other working capital changes, capital expenditures and borrowing availability under the credit facility. Based upon these analyses and evaluations, the company expects that its anticipated sources of liquidity will be sufficient to meet its obligations without disposition of assets outside of the ordinary course of business or significant revisions of its planned operations through fiscal 2009.

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

As discussed in Note 2, Summary of Significant Accounting Policies, and Note 9, Income Taxes, the company adopted FIN 48 and FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) on March 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. The provisions of SFAS No. 157 are effective for the company beginning with the first quarter of fiscal 2009 for financial assets and liabilities as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of SFAS 157,” which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. The company does not expect that the implementation of SFAS No. 157, as it relates to financial assets, financial liabilities and other assets and liabilities that are carried at fair value on a recurring basis, will have a material effect on its results of operations, financial position or cash flows. The company is currently evaluating the potential impact of SFAS No. 157 as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities.

In June 2007, the Emerging Issues Task Force (EITF) issued EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” This Issue requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital. The Issue is to be applied prospectively to the income tax benefits related to awards declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The company will adopt the Issue effective March 1, 2008, and does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain assets and liabilities at fair value. SFAS No. 159 will be effective for the company beginning with the first quarter of fiscal 2009 and will be applied prospectively. The company does not expect the adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards will be effective for the company beginning with the first quarter of fiscal 2010 and will be applied prospectively. The company does not expect adoption of these standards to have a material impact on its financial position, results of operations or cash flows.

4.	(LOSS) EARNINGS PER SHARE

The following table presents a reconciliation of the denominators used in the (loss) earnings per share calculations.

	Years Ended February 29 or 28
(Shares in millions)	2008	2007	2006
Weighted average common shares	165.1	170.4	177.5
Potentially dilutive common equivalent shares:
Options	—	—	2.7
Nonvested stock	—	—	0.5

Weighted average common shares and potentially dilutive common equivalent shares	165.1	170.4	180.7

For fiscal 2008 and fiscal 2007, no options or nonvested stock were included in the computation of the company’s diluted loss per share because the company reported net losses from continuing operations. The fiscal 2006 computation of potentially dilutive common equivalent shares excluded certain options to purchase shares of common stock because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Shares excluded were as follows:

	Years Ended February 29 or 28
(Shares in millions)	2008	2007	2006
Options	8.2	11.6	5.2
Nonvested stock	4.1	4.2	—

5.	SHORT-TERM INVESTMENTS

The following table presents the estimated fair value of the company’s investment securities.

	At February 29 or 28
(Amounts in millions)	2008	2007
Available-for-sale securities:
Variable rate demand notes	$—	$596.6
Other	0.3	0.6
Trading securities	1.1	1.1

Total	$1.4	$598.3

As of February 28, 2007, the company’s marketable investment securities consisted primarily of variable rate demand notes. These securities are carried at cost which approximates fair value due to their frequent interest rate resets.

6.	PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, is summarized as follows:

	At February 29 or 28
(Amounts in millions)	2008	2007
Land	$33.8	$33.2
Buildings (up to 25 years)	277.8	274.5
Construction in progress	148.8	111.1
Furniture, fixtures and equipment (1 to 8 years)	1,184.5	1,075.5
Leasehold improvements (up to 17 years)	773.7	689.3
Capital leases (3 to 27 years)	64.1	35.3
Other	2.9	2.4

	2,485.6	2,221.3
Less accumulated depreciation	1,448.3	1,300.3

Property and equipment, net	$1,037.3	$921.0

Capitalized interest totaled $7.8 million for fiscal 2008, $8.0 million for fiscal 2007 and $5.0 million for fiscal 2006.

The net book values of assets under capital leases are summarized as follows:

	At February 29 or 28
(Amounts in millions)	2008	2007
Buildings	$27.6	$28.8
Furniture, fixtures and equipment	36.5	6.5

	64.1	35.3
Less accumulated depreciation	13.3	8.4

Assets under capital leases, net	$50.8	$26.9

Depreciation expense for assets under capital leases was $6.1 million during fiscal 2008, $3.9 million during fiscal 2007 and $1.6 million during fiscal 2006.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reportable segment were as follows:

(Amounts in millions)	Domestic Segment	International Segment	Total
Balance at February 28, 2006	$3.1	$220.9	$224.0
Purchase price adjustments for tax benefits	—	(0.3)	(0.3)
Impairment	(0.1)	(92.0)	(92.1)
Dispositions	(3.0)	—	(3.0)
Foreign currency translation	—	(6.8)	(6.8)

Balance at February 28, 2007	—	121.8	121.8
Purchase price adjustments for tax benefits	—	(1.0)	(1.0)
Impairment	—	(26.0)	(26.0)
Foreign currency translation	—	23.2	23.2

Balance at February 29, 2008	$—	$118.0	$118.0

The company completed its annual impairment testing during the second quarter of fiscal 2008 and determined there was no impairment. In the fourth quarter of fiscal 2008, in connection with previously announced plans to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation, as well as a decline in comparative market multiples of EBITDA, the company identified a triggering event requiring it to evaluate the goodwill of the international segment for possible impairment. The company performed an impairment analysis, which included a third-party valuation, and recorded an impairment charge of $26.0 million to write down goodwill to its estimated fair value.

During the fourth quarter of fiscal 2007, due to deterioration in sales and margin trends of the international segment, the company determined that it was necessary to evaluate goodwill associated with this segment for impairment. As a result of this analysis, the company recorded an impairment charge of $92.0 million to write down goodwill to its estimated fair value.

The gross carrying value, accumulated amortization and weighted average amortization periods of other intangible assets were as follows:

	At February 29, 2008
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Weighted Average Amortization Period (in years)
Amortizable intangible assets:
Dealer-relationship contracts	$18.3	$3.4	20.0
Vendor contract	7.0	3.7	5.6
Other	0.3	0.0	10.0

Total	$25.6	$7.2	15.9

	At February 28, 2007
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Weighted Average Amortization Period (in years)
Amortizable intangible assets:
Dealer-relationship contracts	$15.4	$2.1	20.0
Vendor contract	11.9	7.6	4.1
Employment and non-compete agreements	5.9	4.5	3.4
Other	0.3	0.0	10.0

Total	$33.5	$14.2	11.3

Estimated amortization expense for the next five fiscal years is $2.7 million in 2009, $2.4 million in 2010, $0.9 million in 2011, $0.9 million in 2012 and $0.9 million in 2013. These amortization expense estimates are subject to fluctuations in foreign currency exchange rates.

8.	DEBT

The company has a revolving credit facility secured by inventory and credit card receivables. This facility is used to support letters of credit and to meet borrowing needs. Loans primarily bear interest at a spread over either LIBOR or prime. The facility was amended in January 2008 to increase the available borrowings and to extend its expiration date from June 2009 to January 2013.

The facility has a stated commitment of $1.3 billion, which includes a $1.25 billion commitment for the domestic segment and a $50 million commitment for the international segment. In general, the maximum amount of borrowings, including loans and outstanding letters of credit, outstanding on any date may not exceed the lesser of a borrowing base calculated as a percentage of the company’s eligible inventory and credit card receivables or 90 percent of $1.3 billion. The company is required to maintain a minimum level of available borrowings under the facility. Dividend payments would be limited to an aggregate of $15 million in any fiscal year if available borrowings under the facility are, or at any time during the next twelve months are projected to be, less than 25% of the lesser of $1.3 billion and the borrowing base. The lenders may require that proceeds from the sale of inventory be applied on a daily basis to payment of amounts owed under the facility if available borrowings are less than 15% of the lesser of $1.3 billion and the borrowing base for five consecutive days.

The facility contains representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility; however, it contains no financial covenants.

At February 29, 2008, the company had outstanding letters of credit of $50.1 million and no borrowings, leaving $967.6 million available for borrowing under the credit facility. At February 28, 2007, the company had outstanding letters of credit of $60.1 million and no borrowings, leaving $439.9 million available for borrowing under the previous revolving credit facility. The company was in compliance with all covenants at February 29, 2008.

Long-term debt is summarized as follows:

	At February 29 or 28
(Amounts in millions)	2008	2007
Obligations under capital leases, payable in varying installments through January 2023	$52.4	$37.7
Financing lease obligations, payable in varying installments through January 2022	14.0	14.8
Other	2.2	5.2

Total long-term debt	68.6	57.7
Less current installments	11.6	7.2

Long-term debt, excluding current installments	$57.0	$50.5

Other debt of $2.2 million represents a financing obligation for services purchased at an interest rate of 5.95 percent. The financing obligation had an original term of 36 months, with monthly payments of principal and interest, and is scheduled to mature in December 2008. The financing obligation contains customary representations, warranties and covenants as well as events of default.

The maturities of long-term debt for the next five years are as follows:

(Amounts in millions) Fiscal Year	Capital Leases	Financing Lease Obligations	Other
2009	$8.4	$1.0	$2.2
2010	$6.5	$0.8	$–
2011	$5.9	$0.7	$–
2012	$5.0	$0.6	$–
2013	$4.2	$0.9	$–

9.	INCOME TAXES

The (loss) earnings from continuing operations before income taxes were as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2008		2007		2006
U. S. (loss) earnings	$(375.8	)(a)	$36.0	(a)	$237.7
Foreign earnings (loss)(b)	22.2		(15.7)		(4.3)

(Loss) earnings from continuing operations before income taxes	$(353.6)		$20.3		$233.4

(a)

Included in U.S. (loss) earnings are the goodwill impairment charges of $26.0 million for fiscal 2008 and $92.0 million for fiscal 2007 recorded by InterTAN, Inc. For segment reporting under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the operations of InterTAN, Inc. are included in the international segment.

(b)	Includes earnings (loss) from Canadian, Puerto Rican and Hong Kong operations.

Total income tax (benefit) expense on (loss) earnings was allocated as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2008	2007	2006
Continuing operations	$(32.2)	$30.5	$86.0
Discontinued operations	0.8	0.4	(3.1)
Change in accounting principles	—	1.0	(1.3)

Total income tax (benefit) expense	$(31.4)	$31.9	$81.6

The components of income tax (benefit) expense on (loss) earnings from continuing operations were as follows:

	Years Ended February 28 or 29
(Amounts in millions)	2008	2007	2006
Current:
Federal	$(74.0)	$(36.5)	$94.0
Foreign	7.0	(4.9)	(2.1)
State	7.2	(0.8)	8.4

	(59.8)	(42.2)	100.3

Deferred:
Federal	22.9	71.8	(13.9)
Foreign	2.4	(0.7)	(0.3)
State	2.3	1.6	(0.1)

	27.6	72.7	(14.3)

Income tax (benefit) expense	$(32.2)	$30.5	$86.0

The effective income tax rate applicable to results from continuing operations differed from the federal statutory income tax rate as follows:

	Years Ended February 28 or 29
	2008	2007(a)	2006(a)
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(2.5)	(6.4)	1.8
Non-deductible meals and entertainment	(0.1)	2.1	0.1
Return-to-provision adjustment	—	(5.5)	—
Taxes on foreign income that differ from the federal statutory rate	(0.1)	5.0	(0.1)
Federal tax credits	0.3	(3.5)	(0.2)
Non-deductible goodwill impairment	(2.6)	158.4	—
Tax-exempt interest income	0.9	(35.3)	(1.1)
Non-deductible compensation	(0.2)	4.8	0.2
Change in unrecognized tax benefits and related interest	(0.4)	(8.2)	(0.4)
Change in valuation allowance	(32.2)	4.5	—
Change in assumption regarding repatriation of the undistributed earnings of Canadian subsidiaries	10.3	—	—
Other	0.7	(0.8)	1.5

Effective income tax rate	9.1%	150.1%	36.8%

(a)

The fiscal 2007 and fiscal 2006 amounts above have been revised to reflect the state income tax effects of significant components of the reconciliation in the “state and local income taxes, net of federal benefit” component. Previously, the state income tax effects of significant components of the reconciliation were included with their respective component.

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities from operations were as follows:

	At February 28 or 29
(Amounts in millions)	2008	2007
Deferred tax assets:
Accrued liabilities	$87.4	$78.9
Stock-based compensation	33.3	31.8
Accrued straight-line rent and deferred rent credits	101.0	104.3
Depreciation and amortization	—	0.3
Deferred revenue	14.7	14.2
Tax credit and net operating loss carryforwards	47.6	1.5
Future repatriation of foreign earnings and credits	43.1	1.5
Pension plans	—	6.8
Merchandise inventory	4.9	—
Federal benefit of state taxes and interest	8.5	—
Other	9.1	4.6

Gross deferred tax assets	349.6	243.9
Valuation allowance	(129.8)	(2.4)

Total deferred tax assets	219.8	241.5

Deferred tax liabilities:
Depreciation and amortization	133.9	133.6
Merchandise inventory	—	0.5
Prepaid expenses	8.8	8.0
Foreign currency translation adjustment	41.0	21.4
Pension plans	33.0	8.3
Other	—	2.9

Total deferred tax liabilities	216.7	174.7

Net deferred tax assets	$3.1	$66.8

Deferred tax assets and liabilities were included in the consolidated balance sheets as follows:

	At February 28 or 29
(Amounts in millions)	2008	2007
Current deferred tax assets in excess of liabilities	$38.7	$34.9
Non-current deferred tax assets in excess of liabilities	—	31.9
Non-current deferred tax liabilities in excess of assets	(35.6)	—

Net deferred tax asset	$3.1	$66.8

Quarterly, the company evaluates its deferred income taxes to determine if valuation allowances are required. During fiscal 2008, the company’s U.S. operations generated a cumulative three-year loss. Based on the cumulative three-year loss and other available objective evidence, management concluded that a full valuation allowance should be recorded against the net deferred tax assets of the U.S. operations. The total valuation allowance was $129.8 million at February 29, 2008. Based on the historical and future taxable earnings of the foreign operations, management believes that it is more likely than not that the company will realize the benefit of the deferred tax assets of its foreign operations at February 29, 2008.

During fiscal 2008, the company recognized a deferred tax asset of $23.7 million related to federal net operating losses. As of February 29, 2008, the company had approximately $70.3 million of federal net operating loss carryforward, of which $2.5 million represents federal tax deductions for stock-based compensation. The tax benefit of these deductions will be recorded as an adjustment to additional paid-in capital in the fiscal year in which the benefit is realized. The federal net operating loss carryforward expires in fiscal 2028. As of February 29, 2008, the company had $7.7 million of alternative minimum tax credits, $2.6 million of general business credit carryforward, and $0.1 million of foreign tax credit carryforward. The alternative minimum tax credits do not expire. The general business credit carryforwards expire from fiscal 2026 to 2028. The foreign tax credit carryforward expires in fiscal 2016. At February 29, 2008, there is a full valuation allowance recorded against the net deferred tax assets of the U.S. operations.

As of February 29, 2008, deferred tax assets include $13.7 million related to state net operating losses and credits. As of February 29, 2008, the company had approximately $235.5 million of state net operating loss carryforwards. The net operating loss carryforwards expire from fiscal 2009 to fiscal 2028. Additionally, the company has $4.2 million of state tax credits that do not expire. At February 29, 2008, there is a full valuation allowance recorded against the net deferred tax assets of the U.S. operations.

As of February 28, 2007, the valuation allowance was $2.4 million and related to the deferred tax asset for foreign tax credits and the deferred tax asset for capital loss carryforwards.

During fiscal 2008, the company changed its position under Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes – Special Areas,” to reflect its current intention that pre-acquisition earnings of its Canadian subsidiaries will not be permanently reinvested. As a result of this decision, the company recorded a benefit of $36.1 million.

As of February 28, 2007, the company had not provided for U.S. deferred income taxes or foreign withholding taxes on pre-acquisition earnings of its Canadian subsidiary because the company deemed these earnings to be permanently reinvested. If these pre-acquisition earnings were not considered permanently reinvested, an additional deferred income tax liability of $6.9 million would have been provided.

On March 1, 2007, the company adopted the provisions of FIN 48 and FSP FIN 48-1. As a result, the company decreased retained earnings by $8.4 million. At March 1, 2007, the company had unrecognized tax benefits of $38.4 million, of which $17.6 million would reduce the effective tax rate and $2.3 million would reduce goodwill if recognized in future periods. At February 29, 2008, the company had unrecognized tax benefits of $49.8 million, of which $11.9 million would reduce the effective income tax rate and $1.6 million would reduce goodwill if recognized in future periods. At February 29, 2008, the company anticipated that it is reasonably possible that total unrecognized tax benefits would decrease by up to approximately $16 million by February 28, 2009, as a result of agreed upon settlements with tax authorities, the expiration of statutes of limitations and other resolutions of uncertainties.

Changes in unrecognized tax benefits during the year were as follows:

Year Ended February 29
(Amounts in millions)	2008
Unrecognized tax benefits at beginning of year	$38.4
Increases related to tax positions taken in prior years	11.4
Decreases related to tax positions taken in prior years	(3.9)
Increases related to tax positions taken in the current year	7.5
Increases related to foreign currency fluctuations	0.3
Settlements with tax authorities	(2.6)
Lapse of statute of limitations	(1.3)

Unrecognized tax benefits at end of year	$49.8

In conjunction with the adoption of FIN 48, the company has classified unrecognized tax benefits not expected to be settled in one year as other liabilities on the consolidated balance sheet.

The Internal Revenue Service (“IRS”) has completed its examination of the company’s federal income tax returns for fiscal years 2001, 2002 and 2003. The IRS is currently examining the company’s fiscal 2004, 2005 and 2006 income tax returns. With limited exceptions, the company is no longer subject to federal, state, or local income tax examinations for fiscal years before 2004. The statute of limitations for the Canadian tax returns is open for fiscal 2003 to the present.

It is the company’s policy to account for interest and penalties as a component of income tax (benefit) expense. At February 29, 2008, accrued interest was $12.3 million, and there were no accrued penalties. The total amount of accrued interest at February 28, 2007, was $15.3 million, and there were no accrued penalties. The decrease in accrued interest was primarily the result of a payment of $8.2 million to the IRS related to the examination of fiscal years 2001, 2002 and 2003. The amount of interest expense recorded in the statements of operations was $3.9 million in fiscal 2008, $2.1 million in fiscal 2007 and $2.5 million in fiscal 2006. No penalties were recorded in fiscal 2008, fiscal 2007 or fiscal 2006.

10.	LEASE COMMITMENTS

The company conducts substantially all of its business in leased premises. The initial terms of these leases generally range up to 20 years with varying renewal options. In addition to base rent, these lease agreements provide that the company pay real estate taxes, common area maintenance, insurance, operating expenses, and in some instances, rent based on sales volumes in excess of defined amounts.

For leases that include scheduled and specified escalations of the minimum rent, the company recognizes the related rent expense on a straight-line basis over the base term of the lease. Any difference between the straight-line rent amount and the amount payable under the lease is included in accrued straight-line rent on the consolidated balance sheets. Accrued straight-line rent was $146.0 million at February 29, 2008, and $133.8 million at February 28, 2007.

Rent expense for operating leases on active locations, offices and equipment that is included in selling, general and administrative expense is summarized below:

	Years Ended February 29 or 28
(Amounts in millions)	2008	2007	2006
Minimum rentals	$366.8	$346.5	$321.6
Rental expense based on sales volume	0.4	0.5	1.2

Total rent expense	$367.2	$347.0	$322.8

In addition, the company incurs rental costs related to its repair and distribution operations that are included in cost of sales, buying and warehousing. These costs were $22.0 million in fiscal 2008, $22.5 million in fiscal 2007 and $20.8 million in fiscal 2006.

The company constructs stores on both owned and leased land and may receive reimbursement from a landlord for the cost of the structure. These transactions are evaluated under sale-leaseback accounting, and in cases where substantial funding is received, the transaction qualifies as a sale. Any gain or loss from the transaction is deferred and amortized as rent expense on a straight-line basis over the base term of the lease. The deferred gain is included in deferred rent credits, and the deferred loss is included in other assets on the consolidated balance sheets. The deferred loss included in other assets was $9.2 million at February 29, 2008 and $10.2 million at February 28, 2007. The deferred gain included in deferred rent credits was $107.4 million at February 29, 2008 and $94.5 million at February 28, 2007.

In instances where the company leases an existing structure, reimbursement from a landlord for tenant improvements is classified as an incentive and included in deferred rent credits on the consolidated balance sheets. The deferred rent credit is amortized as rent expense on a straight-line basis over the base term of the lease. The incentives included in deferred rent credits were $56.3 million at February 29, 2008 and $49.4 million at February 28, 2007.

The future minimum lease commitments, excluding taxes, insurance and common area maintenance, and contractual sublease income related to active locations and equipment as of February 29, 2008, are as follows:

(Amounts in millions)	Capital Lease	Operating Lease	Operating Sublease	CarMax Operating
Fiscal Year	Commitments	Commitments	Income	Leases
2009	$13.5	$392.5	$5.3	$28.9
2010	11.4	390.9	4.8	28.9
2011	10.4	378.5	3.9	28.9
2012	9.2	373.1	3.7	28.9
2013	8.0	367.9	2.7	28.9
After 2013	40.3	2,074.0	4.4	196.6

Total minimum lease payments	92.8	$3,976.9	$24.8	$341.1

Less amounts representing interest	40.4

Present value of net minimum lease payments	52.4
Less current installments of obligations under capital leases	8.4

Obligations under capital leases excluding current installments	$44.0

CarMax, Inc., a former subsidiary, currently operates 23 of its sales locations pursuant to leases under which the company is the primary obligor. In conjunction with the separation of CarMax, the company assigned each of these operating leases to CarMax. CarMax paid a special dividend of $28.4 million to the company in fiscal 2003 in recognition of the company’s continuing contingent liability on the leases related to these CarMax locations. Amounts presented in the above table in the column “CarMax Operating Leases” reflect the company’s operating lease commitments on these leases. The amounts are fully funded by sublease income from CarMax.

The company acts as a lessor for several properties that it has never occupied or used in its operations. These properties are located adjacent to active properties of the company. The initial terms of these leases are generally five years with varying renewal options. Most leases provide that the lessee pay taxes, maintenance, insurance and operating expenses applicable to the premises. The contractual sublease income related to these properties is presented as operating sublease income in the above table.

11.	EXIT AND OTHER ACTIVITIES

The accrual for lease termination costs for the domestic segment includes the following activity:

	Years Ended February 29 or 28
(Amounts in millions)	2008	2007	2006
Accrued lease termination costs at beginning of year	$105.6	$110.0	$128.2
Provisions for closed locations	24.6	26.7	7.9
Changes in assumptions about future sublease income	13.9	16.2	18.3
Reversals of accruals for locations returned to operation	—	(12.9)	(5.4)
Interest accretion	8.4	7.4	9.5
Cash payments, net of cash received on subleased locations	(37.0)	(41.8)	(48.5)

Accrued lease termination costs at end of year	115.5	105.6	110.0
Less current portion of accrued lease termination costs	32.6	29.3	30.9

Non-current portion of accrued lease termination costs	$82.9	$76.3	$79.1

At February 29, 2008, accrued lease termination costs of $115.5 million consisted of 95 locations, of which 40 were subleased. The provision for closed locations included in the table above represents the initial estimate of lease termination costs for locations at the cease-use date. The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities, and the non-current portion is presented separately on the consolidated balance sheets.

During the fourth quarter of fiscal 2007, the company recorded an $11.9 million charge associated with asset impairments, costs to terminate leases for the closure of international segment retail stores and inventory write-offs. Of this amount, $8.6 million was included in selling, general and administrative expenses and $3.3 million was included in cost of sales, buying and warehousing. No such charges were recorded in fiscal 2008.

During fiscal 2008, the company recorded $12.9 million in charges in selling, general and administrative expenses related to severance costs for involuntary terminations. The severance costs were primarily the result of the company’s continuing selling, general and administrative expense initiatives. During fiscal 2008, the company made cash payments under these severance agreements of $5.2 million.

During the fourth quarter of fiscal 2007, the company recorded $20.4 million in charges in selling, general and administrative expenses related to severance for involuntary terminations. The severance costs primarily were the result of separation of employees affected by a wage management initiative, the realignment of the company’s retail operating structures, the company’s agreement with IBM to outsource its information technology infrastructure operations and the store closures discussed above. During fiscal 2008, the company recorded additional charges related to these severance agreements of $2.2 million and made cash payments under these severance agreements of $20.3 million. No cash payments related to these severance costs were made in fiscal 2007.

At February 29, 2008, and February 28, 2007, accrued severance totaled $10.0 million and $20.4 million, respectively, and is included in accrued compensation on the consolidated balance sheets.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

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

(B) Preferred Stock: The company has 2.0 million shares of undesignated preferred stock authorized, of which no shares were outstanding at February 29, 2008.

(C) Common Stock Repurchased: The company’s board of directors has authorized the repurchase of up to $1.2 billion of common stock, of which $233.7 million remained available at February 29, 2008. Through February 29, 2008, the company had repurchased 60.4 million shares of common stock at a cost of $966.3 million, excluding commission fees, cumulatively since inception of the stock repurchase program.

Common stock repurchase activity is shown in the following table.

	Years Ended February 29 or 28
(Amounts in millions)	2008	2007	2006
Total number of shares repurchased	2.5	10.0	19.4
Cost, excluding commission fees	$46.7	$236.9	$338.5

14.	STOCK-BASED COMPENSATION

As discussed in Note 2, the company adopted SFAS No. 123(R), “Share-Based Payment,” as of March 1, 2006. As a result of the adoption, the company recorded an after-tax benefit of $1.8 million, $2.8 million pre-tax, as a cumulative effect of a change in accounting principle to adjust for awards granted prior to March 1, 2006, that were not expected to vest.

Under the company’s stock-based incentive plans, stock options, nonvested stock, nonvested stock units and other equity-based awards may be granted to employees and non-employee directors. At February 29, 2008, 1.3 million shares of common stock were available for future grants. Common shares are issued from authorized and unissued shares upon the exercise of stock options, the grant of nonvested stock, or the vesting of or lapse of deferral restrictions on nonvested stock units.

Compensation expense for stock-based incentive plans included in (loss) earnings from continuing operations is summarized in the table below.

	Years Ended February 29 or 28
(Amounts in millions)	2008	2007	2006
Compensation expense recognized:
Nonvested stock and nonvested stock units	$12.8	$16.1	$11.2
Stock options	8.8	10.5	13.1
Phantom stock units	0.0	1.1	1.7
Employee stock purchase plan	0.5	0.8	0.9
Other	0.3	0.2	0.0

Total compensation expense recognized	$22.4	$28.7	$26.9

Tax benefit recognized, before valuation allowance	$8.2	$10.0	$9.6

Stock-based compensation expense is recorded in cost of sales, buying and warehousing or selling, general and administrative expenses depending on the classification of the related employee’s payroll cost. Of the $22.4 million of stock-based compensation expense recorded in fiscal 2008, $3.5 million was recorded in cost of sales, buying and warehousing and $18.9 million was recorded in selling, general and administrative expenses. Of the $28.7 million of stock-based compensation expense recorded in fiscal 2007, $4.5 million was recorded in cost of sales, buying and warehousing and $24.2 million was recorded in selling, general and administrative expenses.

The company has elected to recognize compensation expense for graded-vesting stock-based awards with only service conditions on a straight-line basis over the requisite service period for the entire award.

(A) Nonvested Stock and Nonvested Stock Units: Under the company’s stock-based incentive plans, shares of nonvested stock are granted in the name of an employee, who has all the rights of a shareholder, including the right to receive dividends, subject to certain restrictions and possible forfeiture. The fair value of nonvested stock is the market value on the grant date and is expensed over the requisite service period. Restrictions on nonvested stock generally expire two years to four years from the grant date, when the stock typically becomes fully vested. Beginning in June 2005, awards made to employees who are named executive officers in the proxy statement for the fiscal year end prior to the completion of the service condition or who are subject to certain Internal Revenue Code restrictions also are subject to a market condition. The market condition, which applies to an estimated 0.4 million shares, could extend the vesting period up to an additional three years and could result in the awards being cancelled if the market condition is not satisfied.

During fiscal 2006 and fiscal 2007, the company issued service-based nonvested stock awards with a vesting date of July 1, 2009, as part of a long-term incentive program. In February 2007, the company’s board of directors approved the acceleration of vesting of 1.0 million outstanding shares, or one-half of the 2.0 million shares originally granted, to approximately 300 employees. According to the modified terms, the accelerated nonvested shares will vest on July 1, 2008, and the remainder will vest on July 1, 2009. Vesting was not accelerated on nonvested stock held by executive officers of the company. The primary purpose of the accelerated vesting was to encourage retention. The change to the vesting terms did not alter the fair value of the awards, but it resulted in an adjustment to the estimated forfeiture rate for those awards. The revision to the estimated forfeiture rate resulted in an increase in stock-based compensation expense of approximately $0.8 million in the fourth quarter of fiscal 2007.

The company also issues nonvested stock units to non-employee directors. Once granted, nonvested stock units are eligible for dividends but have no voting rights. The nonvested stock units are redeemed for company stock once the vesting period and any applicable deferral restrictions have been satisfied. The fair value of nonvested stock units is the market value on the grant date. Compensation cost is recognized over the requisite service period, which is generally one year to three years.

	Years Ended February 29 or 28
	2008	2007	2006
Weighted average fair value of nonvested stock granted (per share)	$8.79	$25.28	$17.20
Weighted average fair value of nonvested stock units granted (per share)	$14.93	$26.88	$16.62
Fair value of nonvested stock and nonvested stock units vested (in millions)	$3.3	$1.1	$2.8

The company’s nonvested stock and nonvested stock unit activity during fiscal 2008 is summarized in the table below.

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)

Nonvested at February 28, 2007	3,975	$19.63
Granted	1,474	$9.09
Vested	(172)	$19.11
Forfeited	(958)	$19.25

Nonvested at February 29, 2008	4,319	$16.15	$19.1

Total unrecognized compensation cost related to nonvested stock and nonvested stock units expected to vest was $25.4 million at February 29, 2008, and is expected to be recognized over a weighted average period of 1.6 years.

(B) Stock Options: Under the terms of the company’s stock-based incentive plans, the company issues nonqualified stock options with an exercise price equal to the market price on the date of grant. Options granted generally vest over one year to four years and expire no more than ten years after the date of grant.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended February 29 or 28
	2008	2007	2006
Expected dividend yield	3.6%	0.3%	0.4%
Expected stock volatility	46%	60%	61%
Risk-free interest rate	4%	5%	4%
Expected term (in years)	5	7	5

Using these assumptions in the Black-Scholes model, the weighted average grant date fair value of options awarded was $1.59 per share in fiscal 2008, $14.81 per share in fiscal 2007 and $8.77 per share in fiscal 2006.

The expected dividend yield is based on the current annual dividend rate and the market value of the company’s stock. The expected stock volatility assumption is based on the daily historical volatility of the company’s stock over a period of time equal to the expected term. The risk-free interest rate is based on the U.S. Treasury Strip rate posted at the grant date for the expected term of the option. The expected term represents the period of time that options granted are expected to be outstanding and is primarily based on the historical exercise experience and post-vesting employment termination behavior of the company’s employees. The company evaluates historical exercise behavior for two separate groups based on the employee’s position in the company.

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

The company’s stock option activity during fiscal 2008 is summarized below.

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of year	8,749	$18.16
Granted	3,523	$4.73
Exercised	(461)	$10.49
Forfeited	(361)	$9.23
Expired	(1,349)	$23.88

Outstanding at end of year	10,101	$13.38	6.0	$0.7

Vested and expected to vest	9,313	$13.86	5.7	$0.6

Options exercisable at end of year	5,097	$16.08	3.0	$—

The total intrinsic value of options exercised was $2.8 million in fiscal 2008, $65.3 million in fiscal 2007 and $33.1 million in fiscal 2006. As of February 29, 2008, the total remaining unrecognized compensation cost related to stock options expected to vest was $17.7 million and is expected to be recognized over a weighted average period of 2.6 years.

During fiscal 2007, Brian E. Levy, former president and chief executive officer of InterTAN Canada Ltd., announced his intent to resign and retire. The company accelerated the vesting of 87,500 options originally granted to Mr. Levy in fiscal 2005. The modification to the terms of these awards resulted in incremental compensation expense of $0.7 million.

The following table summarizes information regarding stock options outstanding at February 29, 2008.

	Options Outstanding			Options Exercisable
(Shares in thousands) Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$ 3.76 to 4.20	2,875	9.9	$4.17	—	$—
5.12 to 7.50	711	5.4	$6.11	507	$6.46
8.30 to 11.95	782	1.2	$8.47	782	$8.47
12.17 to 12.84	788	7.1	$12.34	588	$12.32
14.05 to 15.42	398	2.2	$14.49	398	$14.49
15.63 to 17.93	1,616	6.7	$16.53	1,054	$16.39
18.26 to 23.48	1,716	0.5	$23.41	1,694	$23.45
23.85 to 29.23	1,215	8.1	$24.53	74	$27.73

Total	10,101	6.0	$13.38	5,097	$16.08

(C) Phantom Stock Program: For phantom stock units issued by the company, the fair value of one unit is based on the market value of one share of common stock on the vesting date. The units will be settled in cash at the end of the vesting period. The recipient does not receive rights of a shareholder as a result of holding these units, nor is any stock transferred. The fair value of each unit is remeasured at each reporting period and the cost of the units, net of estimated forfeitures, is recognized over the requisite service period. The related liability is included in accrued compensation on the consolidated balance sheets. During fiscal 2008, the company granted 2.9 million units which vest over one year to three years. Based on the market value of the company’s common stock as of February 29, 2008, the total remaining unrecognized compensation cost for the 2.0 million units expected to vest was $8.1 million and is expected to be recognized over a weighted average period of 2.8 years. During fiscal 2008, the company paid $1.8 million in cash to settle vested phantom stock units that were granted in fiscal 2006.

(D) Employee Stock Purchase Plan: The company has an employee stock purchase plan for all domestic segment employees meeting eligibility criteria. Under the plan, eligible employees may, subject to limitations, purchase shares of common stock. The company matches $0.15 for each $1.00 contributed by employees. Purchases are limited to 10 percent of an employee’s eligible compensation, up to a maximum of $13,000 per year. The company has authorized 18.5 million shares of common stock for purchase under the plan. At February 29, 2008, a total of 1.0 million shares remained available under the plan. The obligation for the company match is included in accrued expenses and other current liabilities on the consolidated balance sheets.

	Years Ended February 29 or 28
	2008	2007	2006
Number of shares purchased on the open market on behalf of employees (in millions)	0.4	0.2	0.4
Average price per share of common stock purchased	$9.88	$25.50	$18.34

15.	EMPLOYEE BENEFIT PLANS

(A) Pension Plans: The company’s domestic segment has a noncontributory defined benefit pension plan that was frozen effective February 28, 2005, except for plan participants who had either attained their early or normal retirement date or were within three years of attaining their early or normal retirement date as of the freeze date, or who were permanently disabled on or prior to that date. As a result, all participants affected by the plan freeze retained any benefits accumulated to the effective date, but were no longer eligible to increase their benefit. During fiscal 2008, the pension plan was amended to provide an additional year of benefit accruals for participants, excluding grandfathered participants, who were within six years of their early or normal retirement date as of the beginning of fiscal 2008 and were credited with at least 1,000 hours of service for such year. The impact of this amendment was an increase in the projected benefit obligation of $1.0 million recorded as a charge to other comprehensive income. During fiscal 2008, the pension plan was further amended to freeze benefit accruals for the grandfathered participants, effective February 29, 2008. As a result, the grandfathered participants are no longer eligible to increase their benefits under the pension plan after February 29, 2008, but will retain any benefits accrued through that date. The impact of freezing this plan was a reduction to the projected benefit obligation of $4.5 million recorded as a benefit to other comprehensive income.

The company also has an unfunded nonqualified benefit restoration plan that restored retirement benefits for domestic segment senior executives who were affected by Internal Revenue Code limitations on benefits provided under the company’s pension plan. The benefit restoration plan was frozen effective February 28, 2005, except for participants who, as of that date, were within 10 years of attaining their early or normal retirement date. As a result, all participants affected by the restoration plan freeze retained any benefits accumulated to the effective date, but were no longer eligible to increase their benefit. During fiscal 2008, the restoration plan was further amended to freeze benefit accruals for the grandfathered participants effective February 29, 2008. As a result, the grandfathered participants are no longer eligible to increase their benefits under the restoration plan after February 29, 2008, but will retain any benefits accrued through that date. The impact of freezing this plan was a reduction to the projected benefit obligation of $1.3 million recorded as a benefit to other comprehensive income.

On December 22, 2005, the benefit restoration plan was amended to allow W. Alan McCollough to elect to receive a lump-sum payment following his retirement. Mr. McCollough received additional age and service credit under the benefit restoration plan, which resulted in Mr. McCollough receiving the maximum benefit payable under the plan, an incremental benefit on a lump-sum payment basis of $1.8 million. This $1.8 million was expensed in fiscal 2006 and is included in selling, general and administrative expenses on the consolidated statement of operations. In fiscal 2007, Mr. McCollough received a lump-sum payment of $4.4 million.

On February 28, 2007, the company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No 87, 88, 106, and 132(R).” SFAS No. 158 requires the company to recognize the funded status of its pension plans in its balance sheets and recognize the changes in a plan’s funded status in accumulated other comprehensive income in the year in which the changes occur. The company uses the last day of its fiscal year as a measurement date for determining pension plan assets and obligations.

The change in projected benefit obligation, change in plan assets and reconciliation of funded status for the plans were as follows:

	At February 29 or 28
(Amounts in millions)	2008	2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$282.6	$273.3
Service cost	1.6	2.7
Interest cost	16.1	15.3
Actuarial (gain) loss(a)	(45.6)	2.8
Benefits paid	(7.2)	(10.6)
Plan amendment	1.0	—
Reduction due to plan freeze(b)	(5.8)	(0.9)

Projected benefit obligation at end of year	$242.8	$282.6

Change in plan assets:
Fair value of plan assets at beginning of year	$276.6	$252.6
Actual return on plan assets	49.9	29.5
Employer contributions	0.7	5.1
Benefits paid	(7.2)	(10.6)

Fair value of plan assets at end of year	$320.0	$276.6

Funded status at end of year	$77.2	$(6.0)

(a)	Actuarial gain for fiscal 2008 results primarily from the change in the discount rate from 5.75 percent to 6.75 percent.
(b)	Plan freezes resulted in a reduction of $5.8 million in fiscal 2008. Restructuring activities resulted in a reduction of $0.9 million for the qualified plan in fiscal 2007.

The net amounts recognized on the consolidated balance sheets were as follows:

	At February 29 or 28
(Amounts in millions)	2008	2007
Other assets (funded status of defined benefit plan)	$90.9	$10.6
Other liabilities (funded status of benefit restoration plan)	(13.7)	(16.6)

Net amounts recognized	$77.2	$(6.0)

Amounts in accumulated other comprehensive income consist of the following:

	At February 29 or 28
(Amounts in millions, pre-tax)	2008	2007
Net actuarial gain (loss)	$63.9	$(18.1)
Net prior service cost	—	(0.6)

Total	$63.9	$(18.7)

Estimated net gains of $0.2 million in accumulated other comprehensive income at February 29, 2008, are expected to be recognized as a component of net pension expense in fiscal 2009.

Net pension expense is included in cost of sales, buying and warehousing and selling, general and administrative expenses on the consolidated statements of operations. The components of net pension expense for the plans were as follows:

	Years Ended February 29 or 28
(Amounts in millions)	2008	2007	2006
Service cost	$1.6	$2.7	$2.8
Interest cost	16.1	15.3	13.8
Expected return on plan assets	(20.7)	(19.1)	(18.0)
Recognized prior service cost	1.6	0.2	0.2
Recognized actuarial loss	1.5	2.5	1.1
Special termination benefit(a)	—	—	1.8
Loss due to settlement(b)	—	0.8	—

Net pension expense	$0.1	$2.4	$1.7

(a)	In fiscal 2006, Mr. McCollough received an additional age and service credit under the benefit restoration plan resulting in an incremental expense of $1.8 million.
(b)	In fiscal 2007, Mr. McCollough received a $4.4 million lump-sum payment, which resulted in a loss due to settlement of $0.8 million.

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) consist of the following:

	Year Ended February 29
(Amounts in millions, pre-tax)	2008
Net gain arising during the period	$80.5
Prior service cost	(1.0)
Amortization of loss	1.5	(a)
Amortization of prior service cost	1.6	(a)

Total recognized in other comprehensive income (loss)	$82.6

(a)	The tax benefit related to fiscal 2008 reclassification adjustments was $1.2 million.

The weighted average discount rate is an estimate of the interest rate at which the pension liabilities could be effectively settled at the end of the year. At February 29, 2008, the company performed an analysis in which the projected cash flows from its plans were matched with a yield curve based on an appropriate population of readily available high-quality corporate bonds. The results of the yield curve were used to select the weighted average discount rate. In fiscal 2007 and 2006, when estimating the discount rate, the company reviewed yields available on high-quality, fixed income debt instruments. The company reviewed high-quality corporate bond indices in addition to a hypothetical portfolio of corporate bonds constructed with maturities that approximated the expected timing of anticipated benefit payments.

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

Benefit obligations are determined using assumptions at the end of each fiscal year and are not impacted by the expected rate of return on plan assets. The weighted average assumptions used in computing the benefit obligations for the plans were as follows:

	At February 29 or 28
	2008	2007
Weighted average discount rate	6.75%	5.75%
Rate of increase in compensation levels	N/A	5.00%

Net pension expense is determined using assumptions at the beginning of each fiscal year. The weighted average assumptions used in computing net pension expense for the plans were as follows:

	Years Ended February 29 or 28
	2008	2007	2006
Weighted average discount rate	5.75%	5.65%	5.75%
Rate of increase in compensation levels	5.00%	5.00%	5.00%
Expected rate of return on plan assets	8.25%	8.25%	8.25%

The percentage composition of assets held by the pension plan was as follows:

	At February 29 or 28
	2008	2007
Domestic equity securities	17%	74%
International equity securities	18	21
Fixed income debt securities	53	—
Cash and cash equivalents	5	1
Other	7	4

Total	100%	100%

The plan’s overall investment objective is to provide a long-term return that, along with company contributions, is expected to meet future benefit payment requirements. The company engages a third party to advise the company on both asset allocations and individual fund managers. On January 30, 2007, the company revised its plan’s target asset allocation to 60 percent fixed income and 40 percent equity. The plan’s target allocation is determined by taking into consideration the amounts and timing of projected liabilities, the company’s funding policies and expected returns on various asset classes. Plan assets did not include any shares of the company’s common stock at February 29, 2008, or February 28, 2007.

The company did not make a contribution to the defined benefit pension plan during fiscal 2008, 2007, or 2006. No contributions are required during fiscal 2009 under applicable law for this pension plan. The company intends to make any contributions necessary to meet ERISA minimum funding standards and intends to make additional contributions as needed to ensure that the fair value of plan assets at February 28, 2009, is equal to or exceeds the accumulated benefit obligation. The company does not expect to make a contribution in fiscal 2009. The accumulated benefit obligation for the defined benefit pension plan was $229.1 million at February 29, 2008, and $258.7 million at February 28, 2007.

During fiscal 2007, Congress passed the Pension Protection Act of 2006. The Act introduced new funding requirements for defined benefit pension plans, introduced benefit limitations for underfunded plans and raised tax deduction limits for contributions. Required funding under the Act is dependent upon many factors, including, among other things, the pension plan’s future funded status and plan asset returns. The Act’s primary effect was to change the minimum funding requirements for plan years beginning in fiscal 2008. Until final regulations are issued by the Department of Treasury, the financial effect is uncertain. However, the changes in the timing and amount of required contributions are not expected to be materially different from current projections.

The expected benefit payments of the defined benefit pension plan for the next 10 fiscal years are as follows:

Fiscal Year	(Amounts in millions)
2009	$5.7
2010	$6.1
2011	$6.7
2012	$7.4
2013	$8.5
2014 through 2018	$59.0

The accumulated benefit obligation under the benefit restoration plan was $13.7 million at February 29, 2008, and $14.3 million at February 28, 2007. Company contributions to the benefit restoration plan were $0.7 million in fiscal 2008, $5.1 million in fiscal 2007, and $0.5 million in fiscal 2006. The benefit payments for fiscal 2007 include a lump-sum payment to Mr. McCollough of $4.4 million. A contribution of $0.8 million, which is equal to the expected benefit payments, is expected to be made to this plan during fiscal 2009.

The expected benefit payments of the benefit restoration plan for the next 10 years are as follows:

Fiscal Year	(Amounts in millions)
2009	$0.8
2010	$0.8
2011	$0.8
2012	$0.8
2013	$0.9
2014 through 2018	$4.7

(B) 401(k) Plan and Registered Retirement Savings Plan: The company sponsors a 401(k) plan for domestic segment employees meeting eligibility criteria. Under the plan, eligible employees can contribute up to 40 percent of their eligible compensation up to the annual limit designated by the Internal Revenue Service. The company matches $1.00 for each $1.00 contributed by an employee on the first 3 percent of an employee’s eligible compensation, and $0.50 for each $1.00 on the next 2 percent of an employee’s eligible compensation. Effective August 1, 2006, the company amended the plan to allow employee deferrals after 3 months of service with the company match starting after 1 year of service. The company’s expense for this plan was $9.6 million in fiscal 2008, $10.2 million in fiscal 2007 and $9.4 million in fiscal 2006 and is included in cost of sales, buying and warehousing and selling, general and administrative expenses on the consolidated statements of operations.

The company sponsors a group registered retirement savings plan for all international segment employees, under which full-time and qualifying part-time employees with at least 12 months of service may join the plan and contribute up to 3 percent of their salaries. Employee contributions are matched dollar for dollar by the company. Both employee and employer contributions are invested in a broad range of investment options. After membership in the plan for 12 months, an employee may elect to contribute up to an additional 2 percent of an employee’s salary to the plan, which is also matched dollar for dollar by the company. These additional contributions are also invested in a broad range of investment options. The company’s expense for this plan was $0.8 million in fiscal 2008, $0.7 million in fiscal 2007 and $0.8 million in fiscal 2006 and is included in selling, general and administrative expenses on the consolidated statements of operations.

16.	DISCONTINUED OPERATIONS

(A) Rogers Plus® Stores: Effective January 28, 2007, the company returned the management of 92 Rogers Plus® stores to Rogers Wireless Inc. For fiscal year 2008, earnings from discontinued operations for these stores totaled $0.9 million, which is net of income taxes of $0.5 million. For fiscal year 2007, earnings from discontinued operations for these stores totaled $5.4 million, which is net of income taxes of $2.8 million. For fiscal 2006, earnings from discontinued operations for these stores totaled $3.7 million, which is net of income taxes of $2.0 million.

(B) Domestic Segment Operation: The company closed a domestic segment operation in fiscal 2007 that previously had been held for sale. For fiscal 2008, earnings from discontinued operations for this operation totaled $0.6 million, which is net of income taxes of $0.3 million. For fiscal 2007, the loss totaled $4.8 million, which is net of income taxes of $2.9 million. The net loss includes the loss from operations, asset write-offs and impairment charges. For fiscal 2006, the loss from discontinued operations totaled $5.3 million, which is net of income taxes of $3.0 million. The net loss from discontinued operations for fiscal 2006 includes the write-down to estimated fair value less cost to sell the operation.

(C) MusicNow LLC: The company sold a domestic segment subsidiary, MusicNow, LLC, in fiscal 2006. For fiscal 2006, the loss from discontinued operations totaled $3.7 million, which is net of income taxes of $2.1 million. The net loss from discontinued operations for fiscal 2006 includes an after-tax charge of $4.9 million for the loss on the disposal.

(D) Bankcard Operation: On November 18, 2003, the company completed the sale of its bankcard finance operation to FleetBoston Financial. Results from discontinued operations for fiscal 2007 include income tax expense resulting from a revision of management’s estimate regarding certain tax uncertainties.

17.	SEGMENT INFORMATION

The company has two reportable segments: its domestic segment and its international segment. The company identified these segments based on its management reporting structure and the nature of the products and services offered by each segment. The domestic segment is primarily engaged in the business of selling brand-name and private-label consumer electronics, personal computers, entertainment software, and related services in the United States. The international segment is primarily engaged in the business of selling private-label and brand-name consumer electronics in Canada.

Net sales by reportable segment were as follows:

	Years Ended February 29 or 28
(Amounts in millions)	2008	2007	2006
Domestic segment	$11,142.8	$11,859.6	$10,974.0
International segment	600.9	570.2	540.2

Net sales	$11,743.7	$12,429.8	$11,514.2

Prior to fiscal 2008, the measure of segment profit or loss reviewed by the chief operating decision maker was net (loss) earnings from continuing operations. During fiscal 2008, the measure of segment profit or loss reviewed by the chief operating decision maker is (loss) earnings from continuing operations before income taxes. Accordingly, the (loss) earnings from continuing operations before income taxes by reportable segment were as follows:

	Years Ended February 29 or 28
(Amounts in millions)	2008	2007	2006
Domestic segment	$(351.0)	$133.7	$244.4
International segment(a)	(2.6)	(113.4)	(10.9)

(Loss) earnings from continuing operations before income taxes	$(353.6)	$20.3	$233.4

(a)	In fiscal 2008 and fiscal 2007, the company recorded impairment charges of $26.0 million and $92.0 million, respectively, associated with its international segment’s goodwill.

Total assets by reportable segment were as follows:

	At February 29 or 28
(Amounts in millions)	2008	2007	2006
Domestic segment	$3,335.7	$3,657.5	$3,594.4
International segment	410.3	349.8	474.6

Total assets	$3,745.9	$4,007.3	$4,069.0

Goodwill and other intangible assets, net of accumulated amortization, by reportable segment were as follows:

	At February 29 or 28
(Amounts in millions)	2008	2007	2006
Domestic segment	$0.2	$0.3	$5.3
International segment	136.2	140.8	249.1

Goodwill and other intangible assets, net	$136.4	$141.1	$254.4

Depreciation and amortization by reportable segment were as follows:

	Years Ended February 29 or 28
(Amounts in millions)	2008	2007	2006
Domestic segment	$170.8	$165.9	$149.3
International segment	16.8	15.6	13.9

Total depreciation and amortization	$187.6	$181.5	$163.2

Purchases of property and equipment by reportable segment were as follows:

	Years Ended February 29 or 28
(Amounts in millions)	2008	2007	2006
Domestic segment	$317.9	$274.8	$231.9
International segment	7.5	10.9	22.6

Total purchases of property and equipment	$325.4	$285.7	$254.5

Interest income by reportable segment was as follows:

	Years Ended February 29 or 28
(Amounts in millions)	2008	2007	2006
Domestic segment	$17.4	$26.5	$21.3
International segment	0.8	0.7	0.5

Total interest income	$18.2	$27.2	$21.8

Domestic segment net sales by category were as follows:

	Years Ended February 29 or 28
	2008		2007		2006
Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Video	$4,561.3	40.9%	$4,980.8	42.0%	$4,581.3	41.7%
Information technology	2,875.6	25.8	2,859.4	24.1	2,731.5	24.9
Audio	1,508.3	13.6	1,779.0	15.0	1,685.4	15.4
Entertainment	1,372.9	12.3	1,321.4	11.1	1,200.4	10.9
Warranty, services and other(a)	824.7	7.4	919.1	7.8	775.4	7.1

Net sales	$11,142.8	100.0%	$11,859.6	100.0%	$10,974.0	100.0%

(a)      Warranty, services and other includes extended warranty net sales; revenues from PC services, mobile installations, home theater installations and product repairs; net financing; and revenues received from third parties for services subscriptions.

International segment net sales by category were as follows:

	Years Ended February 29 or 28
	2008		2007		2006
Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales
Video	$110.1	18.3%	$106.5	18.7%	$102.4	19.0%
Information technology	202.7	33.7	216.5	38.0	201.6	37.3
Audio	211.3	35.2	190.3	33.4	171.7	31.8
Entertainment	44.4	7.4	25.4	4.5	25.5	4.7
Warranty, services and other(a)	32.5	5.4	31.3	5.4	39.1	7.2

Net sales	$600.9	100.0%	$570.2	100.0%	$540.2	100.0%

(a)	Warranty, services and other includes extended warranty sales and product repair revenue.

18.	SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

The following table summarizes supplemental cash flow information.

	Years Ended February 29 or 28
(Amounts in millions)	2008	2007	2006
Cash paid during the year for:
Interest	$1.2	$1.5	$6.8
Income taxes	$6.0	$74.2	$94.2

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$30.3	$2.9	$26.2
Non-cash capital expenditures(a)	$23.1	$33.9	$23.9
Sale-leaseback receivables(a)	$20.4	$15.4	$0.5

Other acquisitions:
Fair value of assets acquired	$—	$—	$13.6
Less: liabilities assumed	—	—	0.3

Other acquisitions	$—	$—	$13.3

(a)

Amounts disclosed in prior years reflected the change in the accrual and receivable balances rather than the ending balances. Prior year amounts have been corrected to reflect the ending balances representing the non-cash transactions for the fiscal year. The correction did not impact the statements of cash flows in any period.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

(Amounts in millions except per share data)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
Net sales	$2,485.5	$2,596.6	$2,644.0	$2,818.5	$2,963.7	$3,060.0	$3,650.5	$3,954.7

Gross profit	$560.2	$635.8	$546.0	$670.1	$565.7	$675.8	$753.6	$946.6

Net (loss) earnings from:
Continuing operations	$(54.8)	$5.3	$(63.1)	$11.7	$(208.0)	$(19.9)	$4.5	$(7.2)
Discontinued operations	0.2	(0.7)	0.2	(1.6)	0.7	(0.5)	0.3	2.9
Cumulative effect of change in accounting principles	—	1.8	—	—	—	—	—	—

Net (loss) earnings	$(54.6)	$6.4	$(62.8)	$10.0	$(207.3)	$(20.4)	$4.9	$(4.3)

(Loss) earnings per share:
Basic:
Continuing operations	$(0.33)	$0.03	$(0.38)	$0.07	$(1.26)	$(0.12)	$0.03	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$(0.01)	$0.00	$0.00	$0.00	$0.02
Cumulative effect of change in accounting principles	$—	$0.01	—	$—	$—	$—	$—	$—
(Loss) earnings	$(0.33)	$0.04	$(0.38)	$0.06	$(1.26)	$(0.12)	$0.03	$(0.03)
Diluted:
Continuing operations	$(0.33)	$0.03	$(0.38)	$0.07	$(1.26)	$(0.12)	$0.03	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$(0.01)	$0.00	$0.00	$0.00	$0.02
Cumulative effect of change in accounting principles	$—	$0.01	$—	$—	$—	$—	$—	$—
(Loss) earnings	$(0.33)	$0.04	$(0.38)	$0.06	$(1.26)	$(0.12)	$0.03	$(0.03)

Year-to-date earnings per share are calculated by dividing year-to-date earnings by the weighted average shares outstanding for the full year. Therefore, year-to-date earnings per share may not equal the sum of the quarterly earnings per share.

During the third quarter of fiscal 2008, the company recorded a valuation allowance against its net deferred tax assets of $141.6 million, which was partially offset by a benefit of $38.8 million to record previously unrecognized foreign tax credits.

The results for the fourth quarter of fiscal 2008 include the following: an impairment charge of $26.0 million related to the goodwill associated with the international segment; a benefit of $12.5 million for the estimated non-redemption of rewards points from the inception of the company’s rewards program; and a reduction of the valuation allowance against deferred tax assets of $13.9 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Circuit City Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended February 29, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circuit City Stores, Inc. and subsidiaries as of February 29, 2008 and February 28, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended February 29, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, in fiscal 2008. In addition, as discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R (Revised 2004), Share Based Payment, and as discussed in note 15 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), in fiscal 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Circuit City Stores, Inc.’s internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
April 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Circuit City Stores, Inc.:

We have audited Circuit City Stores, Inc.’s internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Circuit City Stores, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Circuit City Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 29, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Circuit City Stores, Inc. as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended February 29, 2008, and our report dated April 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
April 28, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of its management, including the chief executive officer and chief financial officer, the company has evaluated the effectiveness of its “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report on Form 10-K. Based upon their evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective as of February 29, 2008.

Management’s Report on Internal Control over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the company has conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its evaluation under the framework in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of February 29, 2008.

Management’s assessment of the effectiveness of internal control over financial reporting as of February 29, 2008, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this annual report on Form 10-K.

Changes in Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the company’s Form 10-Q for the quarter ended November 30, 2007, management identified a material weakness.

Management identified errors in the application of certain complex provisions of SFAS No. 109 during the third quarter ended November 30, 2007, including the calculation of the company’s valuation allowance on deferred tax assets. These misapplications of the provisions of SFAS No. 109 did not have a material impact on the financial statements related to the third quarter, but had the potential to do so. As a result, management concluded that this internal control deficiency constituted a material weakness in internal control over financial reporting because there was a reasonable possibility that a material misstatement of the interim or annual financial statements would not have been prevented or detected on a timely basis. The material weakness did not result in the restatement of the company’s financial statements for any period.

Management has implemented changes to its processes to improve its internal control over financial reporting. The following steps have been taken to remediate the conditions leading to the above stated material weakness. Management has:

•

Examined and modified existing policies and procedures in areas where more explicit guidance was required to more clearly define roles and responsibilities for personnel with respect to the identification, escalation and review by appropriate finance and accounting personnel of complex, non-routine applications of SFAS No. 109 in a timely manner;

•

Assessed existing processes and identified areas where related policies were clarified with respect to the degree and extent of procedures and communications performed by key finance and accounting personnel in their review of accounting for complex, non-routine applications of SFAS No. 109;

•

Enhanced the annual review processes for significant and complex matters related to the tax provision and the application of SFAS No. 109, including the calculation of the company’s valuation allowance on deferred tax assets; and

•

Increased staffing levels by adding additional resources and consultants, with an emphasis on SFAS No. 109 expertise and skills, qualified to prepare and review complex, non-routine applications of SFAS No. 109.

Finally, as part of its ongoing monitoring efforts of the company’s internal control environment, management has reported on the results of the above remediation actions to the Audit Committee of the board of directors.

Based on its testing of these enhanced procedures and increased resources, management determined that, as of February 29, 2008, the company has remediated the material weakness in internal control over financial reporting.

Other than described above, there have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended February 29, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Except for certain information regarding executive officers included below, the information required by this item is incorporated into this item by reference to the company’s definitive Proxy Statement for the 2008 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

The following table identifies the executive officers of the company at March 31, 2008.

Name	Age	Position
Philip J. Schoonover	48	Chairman, President and Chief Executive Officer

Bruce H. Besanko	49	Executive Vice President and Chief Financial Officer

John T. Harlow	50	Executive Vice President and Chief Operating Officer

Jeffrey S. Stone	51	Executive Vice President – New Business Development

Brian S. Bradley	37	Senior Vice President – Multi-Channel

Kelly E. Breitenbecher	43	Senior Vice President – Supply Chain and Space Planning

Philip J. Dunn	55	Senior Vice President, Treasurer and Chief Accounting Officer

Reginald D. Hedgebeth	40	Senior Vice President, General Counsel and Secretary

Eric A. Jonas, Jr.	53	Senior Vice President – Human Resources

John J. Kelly	50	Senior Vice President – Merchandising

Irynne V. MacKay	39	Senior Vice President and General Merchandise Manager

William E. McCorey, Jr.	50	Senior Vice President and Chief Information Officer

Marc J. Sieger	39	Senior Vice President and General Manager – Services

Marshall J. Whaling	53	Senior Vice President – Retail Operations

Mr. Schoonover joined the company in 2004 as Executive Vice President and Chief Merchandising Officer. He was elected President in 2005, Chief Executive Officer in 2006 and Chairman in 2006. Before joining the company, he served in various positions with Best Buy Co., Inc., a retailer of consumer electronics, home office products, entertainment software, appliances and related services, from 1995 to 2004, including Executive Vice President – Customer Segments in 2004, Executive Vice President – New Business Development from 2002 to 2004, Executive Vice President – Digital Technology Solutions from 2001 to 2002, and Senior Vice President – Merchandising for five years. Before joining Best Buy, Mr. Schoonover was an Executive Vice President at TOPS Appliance City, a retailer of home appliances and consumer electronics, and held sales and executive marketing positions with Sony Corporation of America, a global entertainment company.

Mr. Besanko joined the company in July 2007 as Executive Vice President and Chief Financial Officer. Before joining the company, he was Senior Vice President – Finance and Chief Financial Officer for The Yankee Candle Company, Inc., a leading designer, manufacturer, wholesaler and retailer of premium scented candles, from 2005 until July 2007. Before joining Yankee Candle, Mr. Besanko was Vice President – Finance for Best Buy from 2002 to 2005. From 1996 to 2002, he held several financial leadership positions of increasing responsibility in the hardlines business at Sears, Roebuck & Co., a retailer of home merchandise, apparel and automotive products and related services. Prior to joining Sears, he held various finance, accounting and treasury positions with Atlantic Richfield Company, a global oil and gas enterprise.

Mr. Harlow joined the company in January 2008 as Executive Vice President and Chief Operating Officer. Before joining the company, he was a retail director with Deloitte Consulting LLP, which included work with Circuit City, from February 2007 to January 2008, and he had been a consultant in private practice from 2006 to 2007. From 2003 to 2006, Mr. Harlow was Senior Vice President – Operations for the A&P U.S. division of The Great Atlantic & Pacific Tea Company, Inc., a U.S. retailer that primarily operates conventional supermarkets, food and drug combination stores and discount food stores. From 2001 to 2003, he was Corporate Vice President – Administration for Toys “R” Us, Inc., a worldwide retailer of toys, baby products and children’s apparel. Mr. Harlow’s career also includes more than 10 years in senior positions with Genovese Drug Stores, Inc. and Jamesway Corporation, a department store company, and more than seven years of consulting experience with Andersen Consulting.

Mr. Stone joined the company in January 2008 as Executive Vice President – New Business Development, overseeing the growth and development of the cityTM concept stores, firedogSM services and ongoing innovation work. Before joining the company, he was President and Chief Operating Officer of Tivoli Audio, LLC, a manufacturer of high-end audio devices, from 2005 to December 2007. Prior to joining Tivoli, Mr. Stone served 15 years at Tweeter Home Entertainment Group, Inc., a national specialty consumer electronics retailer. He joined Tweeter as President and Chief Operating Officer in 1990 and added the responsibility of Chief Executive Officer in 1999. Prior to joining Tweeter, Mr. Stone was Executive Vice President for Bread & Circus, an organic/natural food retailer, where he oversaw store operations, human resources, marketing and purchasing for three years. His career also includes roles in human resources at Scandinavian Designs/Scandinavian Gallery and store operations at Levitz Furniture.

Mr. Bradley joined the company in 2005 as Steward of Innovation. In 2006, he was promoted to Vice President – Strategy and Innovation. In January 2008, Mr. Bradley was promoted to Senior Vice President – Multi-Channel, with responsibility for the company’s direct channel, including the Web site and call center operations. Prior to joining the company, Mr. Bradley was Director – Strategy and Implementation at Capital One Financial Corporation, a financial holding company with subsidiaries that offer a broad spectrum of financial products and services to consumers, small businesses and commercial clients, from 2002 to 2005. Previously, he served for more than five years in various roles at McKinsey & Company, a global management consulting firm, with a focus on building and growing multi-channel businesses. He began his career by serving in various operating roles in the personal computer division of IBM, a globally integrated innovation company, for five years.

Ms. Breitenbecher joined the company in 2005 as Vice President – Supply Chain and acted as the business lead for the merchandising systems transformation. In 2006, she assumed responsibility for floor and space planning. In 2006, she was appointed Vice President – Inventory, Floor and Space Planning, Inventory Operations. In August 2007, Ms. Breitenbecher was promoted to

Senior Vice President – Supply Chain, overseeing inventory, space planning and merchandising operations, distribution and logistics. Prior to joining the company, she served in several inventory and supply chain management positions at Best Buy from 2000 to 2005. Before joining Best Buy, Ms. Breitenbecher served in merchandising positions at Payless ShoeSource for seven years and Burdines Department Stores for five years.

Mr. Dunn joined the company in 1984 as an Assistant Controller of Inventory Audit and Control. He was named Treasurer in 1990, was promoted to Vice President in 1992 and served as Controller from 1996 to 2007. In 1999, he was elected Senior Vice President. He currently serves as Chief Accounting Officer and has served as the company’s principal accounting officer since 1996. Mr. Dunn was employed by Arthur Young & Co., an accounting firm and a predecessor of Ernst and Young LLP, from 1980 to 1984.

Mr. Hedgebeth joined the company in 2005 as Senior Vice President, General Counsel and Secretary. Prior to joining the company, he was employed by The Home Depot, Inc., a home improvement retailer, from 1999 to 2005, serving most recently as Vice President of Legal. Previously, he was a corporate and securities associate at the law firm of King and Spalding, LLP and held various finance and real estate positions at GE Capital Corporation.

Mr. Jonas joined the company in 1998 as Director of Associate Relations. He was promoted to assistant Vice President of Corporate Human Resources Services in 2000, was elected Vice President in 2003 and was elected Senior Vice President in 2004. Prior to joining the company, he was employed by Toys “R” Us from 1985 until 1998, including serving in the position of Director of Human Resources for the Babies “R” Us division from 1996 to 1998.

Mr. Kelly joined the company in 2005 as Senior Vice President and General Merchandise Manager for Technology and currently serves as Senior Vice President – Merchandising. Before joining the company, he was Vice President of Home Merchandising and Vice President of QVC.com for QVC, Inc., a televised retailer of electronics, jewelry and consumer products, from 2001 to 2005. From 1996 to 2001, he was Vice President of Appliances and Senior Vice President of the Consumer Electronics Division for Sharp Electronics Corporation, a manufacturer of consumer electronics. Before joining Sharp Electronics, Mr. Kelly was employed by Macy’s Department Stores, Inc. for more than 15 years in various positions, including Divisional Merchandise Manager and Vice President of Electronics.

Ms. MacKay joined the company in 2006 as Senior Vice President and General Merchandise Manager for Entertainment. Before joining the company, she served as Managing Director of Infinitive, Inc., a management consulting firm based in the Washington, D.C. area, from 2004 to 2006. During that time, Ms. MacKay led the team assisting Circuit City with its merchandising transformation. Prior to joining Infinitive, she was a Senior Director at Best Buy, working on new business development and customer centricity, from 2002 to 2004. Before joining Best Buy, Ms. MacKay worked for nine years at Accenture, a global management consulting, technology services and outsourcing company, on large scale retail transformation projects.

Mr. McCorey joined the company initially in 1991 as Supervisor – Computer Operations. He was named Manager – Computer Operations in 1992 and Manager – Computer Services in 1993. He was promoted to Director – Computer Services in 1996, Assistant Vice President in 1998 and Vice President – Computer Services in 2000. From 2003 to 2005, he served as Vice President – Business Applications. He served as the Chief Information Officer at 2nd Swing, Inc., a retailer of golf clubs and related accessories, for four months in 2005. Mr. McCorey rejoined the company in 2005 as Vice President – Business Applications. He was promoted to Senior Vice President and Chief Information Officer in 2006.

Mr. Sieger joined the company in 2003 as Vice President of Warranty Administration, with additional responsibility for the service division, including field and depot repair, installations, personal computer services and call centers. In 2005, he was promoted to Senior Vice President and General Manager – Services, overseeing service provider relationships and networking hardware. In 2006, he added the role of leading our firedogSM business. Prior to joining the company, he spent 13 years at General Electric Company, a diversified technology, media and financial services company, working in roles in finance, marketing, e-commerce, sales and business development.

Mr. Whaling joined the company in 2006 as Senior Vice President – Retail Operations. Prior to joining the company, he was Senior Vice President of Sales and Operations for the business-to-business division at Best Buy from 2003 to 2006. He joined Best Buy in 1997 and served also as Vice President of Retail Operations and as regional Vice President and District Manager. Before joining Best Buy, he worked for American of Madison, Inc., a retailer of furniture, appliances and consumer electronics that operates stores under the American TV and Appliance name, for more than twenty years, last serving as Senior Vice President of Stores, and for two years as a General Manager in training.

Item 11.	Executive Compensation.

The information required by this item is incorporated into this item by reference to the company’s definitive Proxy Statement for the 2008 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated into this item by reference to the company’s definitive Proxy Statement for the 2008 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated into this item by reference to the company’s definitive Proxy Statement for the 2008 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated into this item by reference to the company’s definitive Proxy Statement for the 2008 annual meeting of shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following are filed as a part of this report.

1. Financial Statements. All financial statements as set forth under Item 8 of this report.

2.      Financial Statement Schedules. The following financial statement schedules of Circuit City Stores, Inc. for the fiscal years ended February 29, 2008, February 28, 2007, and February 28, 2006, are filed in as part of this report and should be read in conjunction with the consolidated financial statements of Circuit City Stores, Inc. and the notes thereto, described in Item 15(a)1.

Schedule II Valuation and Qualifying Accounts and Reserves

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-1

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

S-2

3. Exhibits. The exhibits listed on the accompanying Exhibit Index immediately following the financial schedules are filed as part of, or are incorporated by reference into, this report.

(b)	See Item 15(a)3.

(c)	See Item 15(a)2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIRCUIT CITY STORES, INC.

Date:	April 28, 2008
		By:	/s/ Philip J. Schoonover
Philip J. Schoonover
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip J. Schoonover	Chairman, President and Chief Executive Officer and Director (principal executive officer)	April 28, 2008
Philip J. Schoonover

/s/ Bruce H. Besanko	Executive Vice President and Chief Financial Officer (principal financial officer)	April 28, 2008
Bruce H. Besanko

/s/ Philip J. Dunn	Senior Vice President, Treasurer and Chief Accounting Officer (principal accounting officer)	April 28, 2008
Philip J. Dunn

/s/ Ronald M. Brill	Director	April 28, 2008
Ronald M. Brill

/s/ Carolyn H. Byrd	Director	April 28, 2008
Carolyn H. Byrd

/s/ Ursula O. Fairbairn	Director	April 28, 2008
Ursula O. Fairbairn

/s/ Barbara S. Feigin	Director	April 28, 2008
Barbara S. Feigin

/s/ James F. Hardymon	Director	April 28, 2008
James F. Hardymon

/s/ Alan Kane	Director	April 28, 2008
Alan Kane

/s/ Allen B. King	Director	April 28, 2008
Allen B. King

/s/ Mikael Salovaara	Director	April 28, 2008
Mikael Salovaara

Signature	Title	Date

/s/ J. Patrick Spainhour	Director	April 28, 2008
J. Patrick Spainhour

/s/ Ronald L. Turner	Director	April 28, 2008
Ronald L. Turner

/s/ Carolyn Y. Woo	Director	April 28, 2008
Carolyn Y. Woo

Schedule II

Circuit City Stores, Inc.

Valuation and Qualifying Accounts and Reserves

(Amounts in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts	Charge-offs less Recoveries	Balance at End of Year
Year ended February 28, 2006:
Allowance for doubtful accounts	$1,254	$7,294		$—	$(6,341)	$2,207	(b)
Sales returns and allowances	$5,739	$133	(a)	$—	$—	$5,872
Inventory loss reserve	$5,350	$45,581		$—	$(45,809)	$5,122

Year ended February 28, 2007:
Allowance for doubtful accounts	$2,207	$9,693		$—	$(6,939)	$4,961	(b)
Sales returns and allowances	$5,872	$(121	)(a)	$—	$—	$5,751
Inventory loss reserve	$5,122	$49,219		$—	$(49,403)	$4,938

Year ended February 29, 2008:
Allowance for doubtful accounts	$4,961	$19,965		$—	$(18,319)	$6,607
Sales returns and allowances	$5,751	$(2,612	)(a)	$—	$—	$3,139
Inventory loss reserve	$4,938	$97,326		$—	$(94,109)	$8,155

(a)	Represents increase (decrease) in the required reserve based on the company’s evaluation of estimated sales returns.
(b)

The company has revised Schedule II for the fiscal years ending February 28, 2006, and February 28, 2007, to include immaterial amounts that were not previously disclosed in the allowance for doubtful accounts balances. These corrections did not impact the statements of operations or the consolidated balance sheets in any period.

S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Circuit City Stores, Inc.:

Under date of April 28, 2008, we reported on the consolidated balance sheets of Circuit City Stores, Inc. and subsidiaries (the Company) as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended February 29, 2008, as contained in the 2008 annual report to shareholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15(a)2 of Form 10 K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, in fiscal 2008. In addition, as discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R (Revised 2004), Share Based Payment, and as discussed in note 15 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), in fiscal 2007.

/s/ KPMG LLP

Richmond, Virginia
April 28, 2008

S-2

EXHIBIT INDEX

3.1	Circuit City Stores, Inc. Amended and Restated Articles of Incorporation, effective February 3, 1997, as amended through August 16, 2005, filed as Exhibit 3.1 to the company’s Form 8-A/A filed September 13, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

3.2	Circuit City Stores, Inc. Bylaws, as amended and restated August 21, 2007, filed as Exhibit 3.1 to the company’s Current Report on Form 8-K filed August 23, 2007 (File No. 1-5767), are expressly incorporated herein by this reference.

10.1	Circuit City Stores, Inc. 2000 Non-Employee Directors Stock Incentive Plan, as Amended and Restated, Effective December 14, 2006, filed as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.2	Circuit City Stores, Inc. 2003 Stock Incentive Plan, as Amended and Restated, Effective December 14, 2006, filed as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended November 30, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.3	Circuit City Stores, Inc. 1994 Stock Incentive Plan, as amended as of January 24, 1997, filed as Annex III to the company’s definitive Proxy Statement dated December 24, 1996, for a Special Meeting of Shareholders held on January 24, 1997 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.4	Amendments effective June 13, 2000, to the Circuit City Stores, Inc. 1994 Stock Incentive Plan as amended, filed as Exhibit 10 to the company’s quarterly report on Form 10-Q for the quarter ended May 31, 2000 (File No. 1-5767), are expressly incorporated herein by this reference.*

10.5	Amendment effective June 15, 1999, to the Circuit City Stores, Inc. 1994 Stock Incentive Plan as amended, filed as Exhibit 10 to the company’s quarterly report on Form 10-Q for the quarter ended May 31, 1999 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.6	InterTAN, Inc. Amended and Restated 1996 Stock Option Plan, filed as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.7	Form of Non-Qualified Stock Option Grant Letter, filed as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended May 31, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.8	Form of Time-based Restricted Stock Award Letter, filed as Exhibit 10.5 to the company’s Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.9	Form of Performance Accelerated Restricted Stock Award Letter, filed as Exhibit 10.4 to the company’s Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.10	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors, filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.11	Employment agreement between the company and Philip J. Schoonover effective as of October 4, 2004, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed October 4, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

EI-1

10.12	Employment agreement between the company and Bruce H. Besanko effective as of July 30, 2007, filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed July 11, 2007 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.13	Employment agreement between the company and Reginald D. Hedgebeth effective as of July 11, 2005, filed as Exhibit 10.15 to the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.14	Employment agreement between the company and Eric A. Jonas, Jr. effective as of July 26, 2004, filed as Exhibit 10.16 to the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.15	Employment agreement between the company and John T. Harlow effective as of January 21, 2008, filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed January 22, 2008 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.16	Letter agreement between the company and Michael E. Foss effective April 17, 2007, filed as Exhibit 10.13 to the company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2007 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.17	Offer letter from the company to Bruce H. Besanko dated June 25, 2007, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed July 11, 2007 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.18	Offer letter from the company to John Harlow dated January 3, 2008, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed January 22, 2008 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.19	Form of Letter Agreement for Retention Award between the company and named executive officers (Bruce H. Besanko, Reginald D. Hedgebeth and Eric A. Jonas, Jr.), filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed December 19, 2007 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.20	Circuit City Stores, Inc. 2003 Annual Performance-Based Bonus Plan, filed as Appendix C to the company’s definitive Proxy Statement dated May 9, 2003, for the Annual Meeting of Shareholders held on June 17, 2003 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.21	Circuit City Stores, Inc. Restricted Stock Unit Deferral Program under the Circuit City Stores, Inc. 2000 Non-Employee Directors Stock Incentive Plan, filed as Exhibit 10.6 to the company’s quarterly report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.22	Circuit City Stores, Inc. Non-Employee Directors Deferred Compensation Plan, filed as Exhibit 10 to the company’s quarterly report on Form 10-Q for the quarter ended August 31, 2000 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.23	Program for deferral of director compensation implemented October 1995 filed as Exhibit 10(i) to the company’s quarterly report on Form 10-Q for the quarter ended November 30, 1995 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.24	Circuit City Stores, Inc. Benefit Restoration Plan, As Amended and Restated Effective February 28, 2005 and amended through December 2005, filed as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended November 30, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

EI-2

10.25	Amendment effective February 29, 2008, to the Circuit City Stores, Inc. Benefit Restoration Plan as amended, filed herewith.*

10.26	Circuit City Stores, Inc. Supplemental 401(k) Plan Effective March 1, 2005, filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed October 29, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.27	The 1984 Circuit City Stores, Inc. Employee Stock Purchase Plan, as Amended and Restated Effective August 17, 2004, filed as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.28	InterTAN Canada, Ltd. Stock Purchase Program, filed as Appendix B to the company’s definitive Proxy Statement dated May 13, 2005, for the Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-5767), is expressly incorporated herein by this reference.*

10.29	Second Amended and Restated Credit Agreement dated as of January 31, 2008, by and among Circuit City Stores, Inc. and certain of its subsidiaries, the banks named in the Credit Agreement as Lenders, Bank of America, N.A., Banc of America Securities, LLC, Bank of America, N.A., Wells Fargo Retail Finance, LLC, General Electric Capital Corporation, JPMorgan Chase Bank, N.A., and Wachovia Capital Finance Corporation, filed herewith (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.30	The Consumer Credit Card Program Agreement dated as of January 16, 2004, between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed as Exhibit 10(r) to the company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.

10.31	Amendment to Program Agreement, dated as of May 25, 2004, between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed as Exhibit 10.7 to the company’s quarterly report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.

10.32	Amendment #2 to Program Agreement, effective as of May 25, 2004, between Circuit City Stores, Inc. and Bank One, Delaware, N.A., filed as Exhibit 10.8 to the company’s quarterly report on Form 10-Q for the quarter ended August 31, 2004 (File No. 1-5767), is expressly incorporated herein by this reference.

10.33	Third Amendment to the Consumer Credit Card Program Agreement, dated as of October 24, 2007, between Bank One Delaware, N.A. n/k/a Chase Bank USA, N.A. and Circuit City Stores, Inc., filed as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended November 30, 2007 (File No. 1-5767), is expressly incorporated herein by this reference.

10.34	Schedule of Non-Employee Director Compensation, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed June 29, 2006 (File No. 1-5767), is expressly incorporated herein by this reference.*

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO under Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of CFO under Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts, compensatory plans or arrangements of the company required to be filed as an exhibit.

EI-3