Form 10-Q
period 2008-06-30
CIRCUIT CITY STORES INC
filed 2008-06-30
CIK 104599




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(Mark One)

[X]      Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
         Exchange Act of 1934 For the quarterly period ended May 31, 2008
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   |X|           Accelerated filer __          Non-accelerated filer __          Smaller reporting company__
                         -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).
Yes___ No   |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                 Outstanding at May 31, 2008
     Common Stock, par value $0.50                              168,512,147




                            CIRCUIT CITY STORES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

      Item 1.     Financial Statements:

                     Consolidated Statements of Operations -
                     Three Months Ended May 31, 2008 and 2007                                          3

                     Consolidated Balance Sheets -
                     May 31, 2008, and February 29, 2008                                               4

                     Consolidated Statements of Cash Flows -
                     Three Months Ended May 31, 2008 and 2007                                          5

                     Notes to Consolidated Financial Statements                                        6

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                           14

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk                          27

      Item 4.     Controls and Procedures                                                             28

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                                                   28

      Item 1A.    Risk Factors                                                                        28

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                         28

      Item 6.     Exhibits                                                                            30

SIGNATURES                                                                                            31

EXHIBIT INDEX                                                                                         32


                                  Page 2 of 32


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Circuit City Stores, Inc.
                Consolidated Statements of Operations (Unaudited)
                  (Amounts in thousands except per share data)


                                                                                                   Three Months Ended
                                                                                                         May 31
                                                                                               2008                   2007
                                                                                          --------------          -------------
Net sales                                                                                 $    2,301,074          $   2,485,537
Cost of sales, buying and warehousing                                                          1,822,400              1,925,352
                                                                                          --------------          -------------
Gross profit                                                                                     478,674                560,185
Selling, general and administrative expenses                                                     640,009                648,354
                                                                                          --------------          -------------
Operating loss                                                                                  (161,335)               (88,169)
Interest income                                                                                    1,168                  5,737
Interest expense                                                                                   1,682                     43
                                                                                          --------------          -------------
Loss from continuing operations before income taxes                                             (161,849)               (82,475)
Income tax expense (benefit)                                                                       2,966                (27,663)
                                                                                          --------------          -------------
Net loss from continuing operations                                                             (164,815)               (54,812)
Earnings from discontinued operations, net of tax                                                      -                    246
                                                                                          --------------          -------------
Net loss                                                                                  $     (164,815)         $     (54,566)
                                                                                          ==============          =============

Weighted average common shares:
    Basic                                                                                        164,949                165,842
    Diluted                                                                                      164,949                165,842

Loss per share:
    Basic:
       Continuing operations                                                              $        (1.00)         $       (0.33)
       Discontinued operations                                                            $            -          $        0.00
       Basic loss per share                                                               $        (1.00)         $       (0.33)

    Diluted:
       Continuing operations                                                              $        (1.00)         $       (0.33)
       Discontinued operations                                                            $            -          $        0.00
       Diluted loss per share                                                             $        (1.00)         $       (0.33)


Cash dividends paid per share                                                             $         0.04          $        0.04


See accompanying notes to consolidated financial statements.



                                  Page 3 of 32


                            Circuit City Stores, Inc.
                           Consolidated Balance Sheets
                    (Amounts in thousands except share data)

                                                                                         May 31, 2008          Feb. 29, 2008
                                                                                         ------------          -------------
                                                                                          (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                               $       90,848        $     296,055
Short-term investments                                                                           1,329                1,366
Accounts receivable, net of allowance for doubtful accounts                                    307,033              330,599
Merchandise inventory                                                                        1,686,314            1,573,560
Deferred income taxes, net of valuation allowance                                               28,571               38,672
Income tax receivable                                                                          161,765              158,116
Prepaid expenses and other current assets                                                       73,698               41,352
                                                                                        --------------        -------------

Total current assets                                                                         2,349,558            2,439,720

Property and equipment, net of accumulated depreciation of
     $1,481,216 and $1,448,250                                                               1,037,808            1,037,321
Goodwill                                                                                       116,928              118,031
Other intangible assets, net of accumulated amortization of
     $7,837 and $7,224                                                                          17,551               18,400
Other assets                                                                                   127,478              132,458
                                                                                        --------------         ------------

TOTAL ASSETS                                                                            $    3,649,323        $   3,745,930
                                                                                        ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Merchandise payable                                                                     $      933,190        $     912,094
Expenses payable                                                                               287,448              232,386
Accrued expenses and other current liabilities                                                 325,270              346,818
Accrued compensation                                                                            60,558               85,127
Accrued income taxes                                                                            17,427               17,680
Short-term debt                                                                                 55,000                    -
Current installments of long-term debt                                                          11,801               11,582
                                                                                        --------------        -------------

Total current liabilities                                                                    1,690,694            1,605,687

Long-term debt, excluding current installments                                                  60,831               57,050
Accrued straight-line rent                                                                     150,241              145,960
Deferred rent credits                                                                          163,893              163,662
Accrued lease termination costs                                                                 75,640               82,900
Deferred income taxes, net of valuation allowance                                               25,543               35,586
Other liabilities                                                                              149,750              151,910
                                                                                        --------------        -------------

TOTAL LIABILITIES                                                                            2,316,592            2,242,755
                                                                                        --------------        -------------
Commitments and contingent liabilities

Stockholders' equity:
Common stock, $0.50 par value;
     525,000,000 shares authorized; 168,512,147 shares
     issued and outstanding at May 31, 2008
     (168,859,462 at February 29, 2008)                                                        84,256                84,430
Additional paid-in capital                                                                    322,929               319,573
Retained earnings                                                                             809,624               981,112
Accumulated other comprehensive income                                                        115,922               118,060
                                                                                        -------------         -------------

TOTAL STOCKHOLDERS' EQUITY                                                                  1,332,731             1,503,175
                                                                                        -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $   3,649,323         $   3,745,930
                                                                                        =============         =============
See accompanying notes to consolidated financial statements.


                                  Page 4 of 32


                            Circuit City Stores, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in thousands)

                                                                                                 Three Months Ended
                                                                                                       May 31
                                                                                              2008                  2007
                                                                                         -------------         ------------
Operating Activities:
Net loss                                                                                 $   (164,815)         $    (54,566)
Adjustments to reconcile net loss to net cash
      used in operating activities of continuing operations:
       Net earnings from discontinued operations                                                    -                  (246)
       Depreciation expense                                                                    45,106                48,981
       Amortization expense                                                                       669                 1,162
       Stock-based compensation expense                                                         3,208                 4,942
       Loss on dispositions of property and equipment                                           1,749                   245
       Provision for deferred income taxes                                                        847                 6,964
       Other                                                                                    1,803                  (376)
    Changes in operating assets and liabilities:
       Accounts receivable, net                                                                10,334                19,140
       Merchandise inventory                                                                 (114,150)              (99,455)
       Prepaid expenses and other current assets                                              (28,223)              (33,018)
       Other assets                                                                               905                  (497)
       Merchandise payable                                                                     18,966                (2,571)
       Expenses payable                                                                         6,626               (10,440)
       Accrued expenses, other current liabilities and income taxes                           (49,520)             (159,708)
       Other long-term liabilities                                                             (9,031)               24,835
                                                                                         -------------         ------------
Net cash used in operating activities of continuing operations                               (275,526)             (254,608)
                                                                                         ------------          ------------

Investing Activities:
Purchases of property and equipment                                                           (50,753)              (65,661)
Proceeds from sales of property and equipment                                                  22,880                10,992
Purchases of investment securities                                                                  -              (238,675)
Sales and maturities of investment securities                                                       -               585,260
Other investing activities                                                                        139                (1,823)
                                                                                         ------------          ------------
Net cash (used in) provided by investing activities of continuing operations                  (27,734)              290,093
                                                                                         ------------          ------------

Financing Activities:
Proceeds from short-term borrowings                                                           405,000                 4,515
Principal payments on short-term borrowings                                                  (350,000)                    -
Principal payments on long-term debt                                                           (3,398)               (2,090)
Changes in overdraft balances                                                                  53,263               (28,709)
Excess tax benefit from stock-based compensation                                                    -                   470
Repurchases of common stock                                                                         -               (46,757)
Issuances of common stock                                                                           -                 3,237
Dividends paid                                                                                 (6,663)               (6,782)
Other financing activities                                                                        (37)                  (25)
                                                                                         ------------          ------------
Net cash provided by (used in) financing activities of continuing operations                   98,165               (76,141)
                                                                                         ------------          ------------

Discontinued Operations:
Operating cash flows                                                                                -                11,240
Investing cash flows                                                                                -                     -
Financing cash flows                                                                                -                   (57)
                                                                                         ------------          ------------
Net cash provided by discontinued operations                                                        -                11,183
                                                                                         ------------          ------------
Effect of exchange rate changes on cash                                                          (112)                  641
                                                                                         ------------          ------------

Decrease in cash and cash equivalents                                                        (205,207)              (28,832)
Cash and cash equivalents at beginning of year                                                296,055               141,141
                                                                                         -------------         ------------
Cash and cash equivalents at end of period                                               $     90,848          $    112,309
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

     The domestic  segment is engaged in the business of selling  brand-name and
     private-label  consumer  electronics,  personal  computers,   entertainment
     software,  and related  services in its stores in the United States and via the Web at  www.circuitcity.com  and www.firedog.com.  At May 31, 2008, the company's  domestic segment operated 687 Superstores and 9 outlet stores in
     158 U.S. media markets.

     The international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. The international segment's headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada primarily under the trade name The Source By Circuit CitySM. At May 31, 2008, the international segment conducted business through 775 retail stores and dealer outlets, which consisted of 502 company-owned stores and 273 dealer outlets. The international segment also operates a Web site at www.thesource.ca. In
     February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation.

     Effective  January 28,  2007,  the company  returned the  management  of 92
     Rogers  Plus(R)  stores to Rogers  Wireless  Inc.  Results  from the Rogers
     Plus(R) stores are presented as results from discontinued operations for the three months ended May 31, 2007.

     In May 2008, the company retained Goldman, Sachs & Co. to assist the company in exploring strategic alternatives to enhance shareholder value.

     The preparation of financial  statements in conformity with U.S.  generally accepted  accounting  principles  requires management to make estimates and assumptions  that  affect the  reported  amounts  of  assets,  liabilities,
     revenues  and  expenses  and  the  disclosure  of  contingent   assets  and
     liabilities.   Actual  results  may  differ  from  these   estimates.   The
     accompanying  unaudited  financial  statements contain all adjustments of a normal,  recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation. Due to the seasonal  nature  of  the  company's  business,  interim  results  are  not necessarily indicative of results for the entire fiscal year. The company's consolidated financial statements included in this report should be read in conjunction  with the  notes to the  audited  financial  statements  in the company's fiscal 2008 annual report on Form 10-K.

     Within the financial tables in this quarterly report on Form 10-Q,  certain columns  and  rows  may  not  sum due to the  use of  rounded  numbers  for
     disclosure  purposes.   Percentages   presented  are  calculated  from  the
     underlying whole-dollar amounts.

2.   Recent Accounting Pronouncements

     As permitted under transition rules by the Financial  Accounting  Standards
     Board ("FASB"),  the company  partially adopted the provisions of Statement
     of  Financial   Accounting   Standards   ("SFAS")  No.  157,   "Fair  Value
     Measurements,"  as of March 1, 2008, on a prospective  basis.  SFAS No. 157 defines fair value,  establishes a framework  for measuring  fair value and expands disclosures about fair value measurements.  This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements  that  require  or  permit  fair  value  measurement  as the relevant measurement attribute. As permitted by FASB Staff Position No. FAS
     157-2, "Effective Date of FASB Statement No. 157,"


                                  Page 6 of 32


     the company delayed the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis
     (at least annually),  until March 1, 2009. The partial adoption of SFAS No.
     157 did not have an impact on the company's financial position, results of operations or cash flows. The full adoption of SFAS No. 157 is not expected to have a material effect on the company's financial position, results of operations or cash flows.

     In February  2007, the FASB issued SFAS No. 159, "The Fair Value Option for
     Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain assets and liabilities at fair value. The company adopted SFAS No. 159 as of March 1, 2008. As the company did not elect the fair value option for any of its financial instruments or other assets and liabilities, the adoption of this standard did not have an impact on its financial position, results of operations or cash flows.

     On March 1, 2008,  the  company  adopted  Emerging  Issues Task Force Issue
     06-11,  "Accounting  for Income Tax Benefits of  Dividends  on  Share-Based
     Payment Awards," ("EITF 06-11") on a prospective basis. This Issue requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital. During the first quarter of fiscal 2009, the income tax benefit of these dividends could not be recognized because the company has recorded a full valuation allowance against the deferred tax assets of its U.S.
     operations. Thus, the adoption of EITF 06-11 did not have an impact on the company's financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations,"
     and SFAS No.  160,  "Noncontrolling  Interests  in  Consolidated  Financial
     Statements,  an amendment of ARB No. 51." These new standards significantly
     change  the   accounting   for  and   reporting  of  business   combination
     transactions  and  noncontrolling  interests  (previously  referred  to  as minority interests) in consolidated  financial  statements.  Both standards will be  effective  for the  company  beginning  with the first  quarter of
     fiscal  2010  and  will  be  applied   prospectively   to  future  business
     combinations.

     In April  2008,  the  FASB  issued  FASB  Staff  Position  No.  FAS  142-3,
     "Determination of the Useful Life of Intangible Assets," ("FSP No. 142-3").
     This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible
     Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. This FSP is effective for the company as of March 1, 2009, and will be applied prospectively to future business combinations.

     In May 2008,  the FASB issued SFAS No. 162,  "The  Hierarchy  of  Generally
     Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 will be effective
     60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411,
     "The  Meaning of  Present  Fairly in  Conformity  with  Generally  Accepted
     Accounting Principles." The company does not expect the adoption of this standard to have an impact on its financial position, results of operations or cash flows.

     In June  2008,  the FASB  issued  FSP  EITF  03-6-1,  "Determining  Whether
     Instruments Granted in Share-Based  Payment  Transactions Are Participating
     Securities," ("FSP EITF 03-6-1"). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings
     Per Share." This FSP will be effective for the company beginning with the first quarter of fiscal 2010 and will be applied retrospectively. The company is currently evaluating the impact of adopting FSP EITF 03-6-1.


                                  Page 7 of 32


3.   Loss Per Share

     For the three months ended May 31, 2008, and May 31, 2007, no options or nonvested stock were included in the computation of diluted loss per share because the company reported a net loss from continuing operations. Shares excluded were as follows:

                                                                        Three Months Ended
                                                                             May 31
     (Shares in millions)                                                2008        2007
     -------------------------------------------------------------------------------------
     Options......................................................        9.8         8.6
     Nonvested stock..............................................        4.1         4.0

4.   Income Taxes

     Quarterly,  the company evaluates its deferred income taxes to determine if
     valuation  allowances  are  required.   During  fiscal  2008,  the  company
     determined that its U.S.  operations had generated a cumulative  three-year loss. Based on the cumulative three-year loss and other available objective evidence,  management  concluded that a full valuation  allowance should be recorded  against the net deferred tax assets of the U.S.  operations.  The total  valuation  allowance was $192.6  million at May 31, 2008, and $129.8 million at February 29, 2008.  The increase in the  valuation  allowance is attributable to the loss generated by the company's U.S.  operations during the three months ended May 31, 2008.

     During the first quarter of fiscal 2009, the company recorded income tax expense of $3.0 million on a loss from continuing operations of $161.8 million. Due to the valuation allowance, the company did not record an income tax benefit for the first quarter loss of its U.S. operations. The income tax expense is comprised primarily of discrete items and state income tax expense, partially offset by a benefit recognized related to the pre-tax loss of the company's Canadian operations. The discrete items are comprised primarily of an adjustment to a previously-filed tax position related to leases.

5.   Exit and Other Activities

     At a location's  cease-use date, estimated lease termination costs to close a store,  distribution  center or repair  center are  recorded  in selling, general and  administrative  expenses  on the  consolidated  statements  of operations.  Accrued lease  termination  costs include future minimum lease payments,  taxes,  insurance and maintenance costs from the date of closure to the end of the  remaining  lease  term less  estimated  sublease  rental income, net of tenant  improvement  allowances and broker fees. The company
     evaluates  these   assumptions  each  quarter  and  adjusts  the  liability
     accordingly.  The liability for lease termination costs is discounted using a credit-adjusted risk-free rate of interest.

     The accrual for lease termination costs for the domestic segment includes the following activity:

                                                                                          Three Months Ended
                                                                                                 May 31
     (Amounts in millions)                                                                2008             2007
     ----------------------------------------------------------------------------------------------------------
     Accrued lease termination costs at beginning of period......................       $115.5            $105.6
     Provisions for closed locations.............................................          0.6                 -
     Changes in assumptions about future sublease income.........................         (0.1)              2.4
     Interest accretion..........................................................          2.4               2.0
     Cash payments, net of cash received on subleased locations..................         (9.2)             (8.6)
                                                                                      --------------------------
     Accrued lease termination costs at end of period............................        109.2             101.4
     Less current portion of accrued lease termination costs.....................         33.6              29.7
                                                                                      --------------------------
     Non-current portion of accrued lease termination costs......................       $ 75.6            $ 71.7
                                                                                      ==========================


                                  Page 8 of 32


     At May 31, 2008, accrued lease termination costs of $109.2 million consisted of 94 locations, of which 39 were subleased. The provision for closed locations included in the table above represents the initial estimate of lease termination costs for locations at the cease-use date.
     The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities, and the non-current portion is presented separately, on the consolidated balance sheets.

     At February 29, 2008, accrued severance totaled $10.0 million. During the first quarter of fiscal 2009, the company made cash payments of $2.5 million and recorded an additional charge of $0.6 million related to severance arrangements. The additional charge is recorded in cost of sales, buying and warehousing or selling, general and administrative expenses depending on the classification of the related employee's payroll expense.
     At May 31, 2008, accrued severance totaled $8.1 million. Accrued severance is included in accrued compensation on the consolidated balance sheets.

6.   Stock-Based Compensation

     Under the company's stock-based incentive plans, stock options, nonvested stock, nonvested stock units and other equity-based awards may be granted to employees and non-employee directors. At May 31, 2008, 2.0 million shares of common stock were available for future grants. Common shares are issued from authorized and unissued shares upon the exercise of stock options, the grant of nonvested stock or the vesting of or lapse of deferral restrictions on nonvested stock units.

     Compensation expense for stock-based incentive plans is summarized in the table below.

                                                                       Three Months Ended
                                                                             May 31
     (Amounts in millions)                                            2008            2007
     -----------------------------------------------------------------------------------------
     Compensation expense recognized:
        Stock options...........................................       $1.9            $2.6
        Nonvested stock and nonvested stock units...............        1.3             2.3
        Phantom stock units.....................................        0.9            (0.1)
        Employee stock purchase plan............................        0.1             0.2
        Other...................................................        0.1             0.1
                                                                  ----------------------------
             Total compensation expense recognized..............       $4.3            $5.1
                                                                  ============================
     Tax benefit recognized, before valuation allowance.........       $1.6            $1.8

     Stock-based  compensation  expense is recorded in cost of sales, buying and warehousing or in selling, general and administrative expenses depending on
     the   classification   of  the  related   employee's   payroll  cost.   The
     classification  of  stock-based  compensation  expense is summarized in the table below.


                                                                        Three Months Ended
                                                                              May 31
     (Amounts in millions)                                             2008           2007
     -------------------------------------------------------------------------------------
     Cost of sales, buying and warehousing......................       $0.6            $0.6
     Selling, general and administrative expenses...............        3.7             4.5
                                                                      ---------------------
     Total compensation expense recognized......................       $4.3            $5.1
                                                                      =====================

     The company recognizes stock-based compensation expense net of an estimated forfeiture rate based on historical  forfeiture activity.  During the three months  ended May 31, 2008,  and the three  months ended May 31, 2007,  the company increased the estimated  forfeiture rate on certain nonvested stock
     awards  to  reflect  changes  in  expectations   regarding  the  number  of
     instruments  that will vest.  These  changes were the result of higher than anticipated actual forfeitures, due in part to restructuring activities.


                                  Page 9 of 32


7.   Comprehensive Loss

     Comprehensive  loss  consists of net loss and certain  other items that are recorded directly to stockholders' equity, net of deferred income taxes. In
     addition  to  net  loss,   comprehensive  loss  includes  foreign  currency
     translation  adjustments,  adjustments  to reflect the funded status of the company's pension plans on the consolidated  balance sheets, and unrealized gains and losses on available-for-sale securities.

     The components of comprehensive loss, net of taxes, were as follows:

                                                                       Three Months Ended
                                                                             May 31
     (Amounts in millions)                                            2008            2007
     --------------------------------------------------------------------------------------
     Net loss...................................................    $(164.8)         $(54.6)
     Foreign currency translation adjustments...................       (1.9)           16.6
     Other......................................................       (0.2)            0.1
                                                                   -------------------------
     Comprehensive loss.........................................    $(167.0)         $(37.9)
                                                                    ========================


8.   Pension Plans

     The company's domestic segment has a noncontributory defined benefit pension plan and an unfunded nonqualified benefit restoration plan that restored retirement benefits for domestic segment senior executives who were affected by Internal Revenue Code limitations on benefits provided under the company's defined benefit pension plan. Both plans were amended to freeze benefit accruals effective February 28, 2005, except for select grandfathered participants who were at or near their early or normal retirement date. Both plans were further amended to freeze benefit accruals for the grandfathered participants as of February 29, 2008. As a result, all participants in the plans are no longer eligible to increase their benefits under the plans, but will retain any benefits accrued through the effective date of the plan amendments.

     The components of net pension income for the plans were as follows:

                                                                  Three Months Ended
                                                                         May 31
     (Amounts in millions)                                       2008             2007
     ---------------------------------------------------------------------------------
     Service cost..........................................      $   -          $  0.6
     Interest cost.........................................        4.1             4.0
     Expected return on plan assets........................       (5.5)           (5.2)
     Recognized prior service cost.........................          -             0.1
     Recognized actuarial (gain) loss......................       (0.1)            0.4
                                                               -----------------------
     Net pension income....................................      $(1.5)         $ (0.1)
                                                               =======================

     The company did not make any contributions to the defined benefit pension plan during the three months ended May 31, 2008. No contributions are required during fiscal 2009 under applicable law for this pension plan. The company intends to make any contributions necessary to meet ERISA minimum funding standards and intends to make additional contributions as needed to ensure that the fair value of plan assets at February 28, 2009, is equal to or exceeds the accumulated benefit obligation.

     A contribution of $0.8 million, which is equal to the expected benefit payments for fiscal 2009, is expected to be made to the restoration plan during fiscal 2009. Benefit payments during the three months ended May 31, 2008, were $0.2 million.


                                 Page 10 of 32


9.   Discontinued Operations

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

     Net sales by reportable segment were as follows:

                                                                       Three Months Ended
                                                                             May 31
     (Amounts in millions)                                            2008           2007
     ----------------------------------------------------------------------------------------
     Domestic segment..........................................     $2,166.8        $2,376.9
     International segment.....................................        134.3           108.6
                                                                 ---------------------------
     Net sales.................................................     $2,301.1        $2,485.5
                                                                 ===========================


     The (loss) earnings from continuing operations before income taxes by reportable segment were as follows:

                                                                       Three Months Ended
                                                                             May 31
     (Amounts in millions)                                            2008           2007
     --------------------------------------------------------------------------------------
     Domestic segment..........................................      $(159.9)        $(86.4)
     International segment.....................................         (1.9)           3.9
                                                                 --------------------------
     Loss from continuing operations
          before income taxes..................................      $(161.8)        $(82.5)
                                                                 ==========================

     The international segment's earnings from continuing operations before income taxes for the three months ended May 31, 2007, include a recovery of $7.5 million related to a former subsidiary.

     Total assets by reportable segment were as follows:

                                                                    At May 31         At February 29
     (Amounts in millions)                                            2008                 2008
     ------------------------------------------------------------------------------------------------
     Domestic segment.........................................      $3,240.9              $3,335.7
     International segment....................................         408.4                 410.3
                                                                  -----------------------------------
     Total assets.............................................      $3,649.3              $3,745.9
                                                                 ====================================


                                 Page 11 of 32


     The domestic segment net sales by category were as follows:


                                                         Three Months Ended May 31
                                                     2008                       2007
                                                           % of                      % of
     (Dollar amounts in millions)                  $       Sales             $       Sales
     ----------------------------------------------------------------------------------------
     Video................................     $  889.4     41.0%        $   934.0     39.3%
     Information technology...............        591.4     27.3             628.6     26.4
     Audio................................        262.6     12.1             334.9     14.1
     Entertainment........................        262.1     12.1             272.5     11.5
     Warranty, services and other(a)......        161.3      7.5             206.9      8.7
                                            -------------------------------------------------
     Net sales............................     $2,166.8    100.0%         $2,376.9    100.0%
                                            ===============================================

     (a)  Warranty,  services and other  includes  extended  warranty net sales;
     revenues from PC services, mobile installations, home theater installations and product repairs; net financing; and revenues from third parties for services subscriptions.

     The international segment net sales by category were as follows:


                                                        Three Months Ended May 31
                                                     2008                       2007
                                                           % of                      % of
     (Dollar amounts in millions)                $         Sales           $         Sales
     ----------------------------------------------------------------------------------------
     Video................................    $ 25.6        19.0%       $ 20.0        18.5%
     Information technology...............      47.3        35.3          39.8        36.6
     Audio................................      44.0        32.8          36.5        33.6
     Entertainment........................       9.3         7.0           5.0         4.6
     Warranty, services and other(a)......       8.0         5.9           7.3         6.7
                                            -------------------------------------------------
     Net sales............................    $134.3       100.0%       $108.6       100.0%
                                            =================================================

     (a) Warranty, services and other includes extended warranty sales and product repair revenue.


11.  Supplemental Consolidated Statements of Cash Flows Information

     The following table summarizes supplemental cash flow information.

                                                                                               Three Months Ended
                                                                                                      May 31
     (Amounts in millions)                                                                    2008              2007
     ----------------------------------------------------------------------------------------------------------------
     Supplemental schedule of non-cash investing and financing activities:
       Non-cash capital expenditures(a)..................................................    $20.6             $34.4
       Capital lease obligations.........................................................    $ 7.4             $ 0.3
       Sale-leaseback receivables(a).....................................................    $ 4.2             $ 2.3

     (a) Amounts disclosed in prior quarters reflected the change in the accrual and receivable balances rather than the balances related to non-cash transactions arising during the quarter. Prior year amounts have been corrected to reflect the non-cash transactions for the quarter. The correction did not impact the statements of cash flows in any period.

12.  Risks and Uncertainties

     The company experienced a net loss in the first quarter of fiscal 2009 of $164.8 million, and its cash, cash equivalents and short-term investments position declined from $297.4 million at February 29, 2008, to $92.2 million at May 31, 2008. The company has projected only a modest improvement in its loss for fiscal 2009 compared with its loss of $319.9 million for fiscal 2008. This outlook is based on the following:

     o A continuation of current operating trends through the first half of fiscal 2009 and an improvement in second half trends


                                 Page 12 of 32


     o A continuation of weak macroeconomic trends, particularly in the first half of the fiscal year

     o Improved retail execution, leading to higher close rates and improved basket, offsetting a decline in store traffic

     o Sales growth in key product areas including LCD televisions, notebook computers and video gaming products, offset by sales declines in projection and tube televisions, desktop computers and portable audio products

     o   Improvements in merchandise margins, shrink and markdowns

     o   Low-single-digit percentage growth in SG&A dollars compared with fiscal
         2008 driven by incremental and relocated store openings and increased compensation costs

     The  company  has taken steps to enhance  its  liquidity  by  amending  and increasing its asset-based  credit facility in January 2008 to $1.3 billion from $500 million.  The company's plans to manage its liquidity position in fiscal 2009 include improving close rates and attachment rates, which would have a positive impact on both sales and margin;  improving working capital through targeted  improvements in net-owned  inventory;  reducing projected capital  expenditures  by $85  million  to $105  million  below  prior year levels;  suspending  repurchases  of common stock;  maintaining  an intense focus on controlling  expenses;  and maintaining strong  relationships with
     its   vendors  to  ensure   continued   availability   of  vendor   credit.
     Additionally,   in  June  2008,  the  board  of  directors   suspended  the
     declaration and payment of quarterly cash dividends on the company's common stock as part of its focus on conserving capital.

     The company has considered the impact of the financial outlook on its liquidity and has performed an analysis of the key assumptions in its forecast such as sales, gross margin and SG&A expenses; an evaluation of its relationships with vendors, including availability of vendor credit;
     and an analysis of cash requirements, including its net-owned inventory position, other working capital changes, capital expenditures and borrowing availability under the credit facility. Based on these analyses and evaluations, the company expects that its anticipated sources of liquidity will be sufficient to meet its obligations without disposition of assets outside of the ordinary course of business or significant revisions of its planned operations through fiscal 2009.

13.  Subsequent Event

     On June 19, 2008, the company announced that its board of directors has suspended the declaration and payment of quarterly cash dividends on the company's common stock, effective immediately.


                                 Page 13 of 32


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

We are a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. We have two reportable segments: our domestic segment and our international segment.

Our domestic segment is engaged in the business of selling brand-name and private-label consumer electronics, personal computers, entertainment software, and related services in our stores in the United States and via the Web at www.circuitcity.com and www.firedog.com. At May 31, 2008, the domestic segment operated 687 Superstores and 9 outlet stores in 158 U.S. media markets.

Our international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada. The international segment's headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada primarily under the trade name The Source By Circuit
CitySM. At May 31, 2008, the international segment conducted business through 775 retail stores and dealer outlets, which consisted of 502 company-owned stores and 273 dealer outlets. The international segment also operates a Web site at www.thesource.ca. In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation.

Effective January 28, 2007, we returned the management of 92 Rogers Plus(R) stores to Rogers Wireless Inc. Results from the Rogers Plus(R) stores are presented as results from discontinued operations for the three months ended May
31, 2007.

In May 2008, we retained Goldman, Sachs & Co. to assist us in exploring strategic alternatives to enhance shareholder value.

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

This discussion  should be read in conjunction with our  Consolidated  Financial
Statements and accompanying Notes included in this report and in the fiscal 2008 annual report on Form 10-K, as well as our reports on Form 8-K and other SEC filings.

Within the financial tables in this quarterly report on Form 10-Q, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. All per share amounts are presented on a fully diluted basis.

EXECUTIVE SUMMARY

Fiscal 2009 First Quarter Performance

o Net sales declined 7.4 percent to $2.30 billion from $2.49 billion in the same period last fiscal year, driven by a comparable store sales decline of
     11.3 percent.

o In the domestic segment, direct channel sales, which include Web- and call center-originated sales, grew 3 percent, and firedogSM PC services and home theater installation revenues decreased 16 percent from the


                                 Page 14 of 32


     same period last fiscal year. In the first quarter of last fiscal year, we posted direct channel sales growth of 21 percent, and firedogSM PC services and home theater installation revenues increased 70 percent.

o Gross profit margin declined 174 basis points to 20.8 percent due to lower merchandise margins as well as a decrease in extended warranty net sales in the domestic segment.

o SG&A expenses as a percentage of net sales increased 173 basis points from the same period last fiscal year, which primarily reflects the overall de-leveraging impact of lower sales in the domestic segment.

o The loss from continuing operations before income taxes was 7.0 percent of net sales compared with a loss from continuing operations before income taxes of 3.3 percent of net sales in the same period last year.

o We reported a net loss from continuing operations of $164.8 million, or $1.00 per share, for the first quarter of fiscal 2009, compared with a net loss from continuing operations of $54.8 million, or $0.33 per share, in the same period last fiscal year.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical  accounting  policies in Management's  Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2008 annual  report on Form  10-K.  These  policies  relate to  inventory  valuation,
goodwill,   income  taxes,   accrued  lease   termination   costs,   stock-based
compensation and pension plans.


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

SEGMENT PERFORMANCE SUMMARY


                                                               Three Months Ended May 31, 2008
                                                 Domestic                 International                Consolidated
                                                         % of                       % of                        % of
(Dollar amounts in millions)                   $         Sales            $         Sales            $          Sales
-------------------------------------------------------------------------------------------------------------------------
Net sales...............................   $2,166.8     100.0%         $134.3      100.0%         $2,301.1      100.0%
Gross profit............................   $  434.1      20.0%         $ 44.6       33.2%         $  478.7       20.8%
Selling, general and administrative
    expenses............................   $  593.4      27.4%         $ 46.6       34.7%         $  640.0       27.8%
Loss from continuing
    operations before income taxes......   $ (159.9)     (7.4)%        $ (1.9)      (1.5)%        $ (161.8)      (7.0)%


                                 Page 15 of 32


                                                               Three Months Ended May 31, 2007
                                                 Domestic                 International               Consolidated
                                                         % of                       % of                       % of
(Dollar amounts in millions)                   $         Sales           $          Sales            $         Sales
-------------------------------------------------------------------------------------------------------------------------
Net sales...............................   $2,376.9     100.0%         $108.6      100.0%         $2,485.5      100.0%
Gross profit............................   $  520.5      21.9%         $ 39.7       36.6%         $  560.2       22.5%
Selling, general and administrative
    expenses............................   $  612.5      25.8%         $ 35.9       33.0%         $  648.4       26.1%
(Loss) earnings from continuing
    operations before income taxes........ $  (86.4)     (3.6)%        $  3.9        3.6%         $  (82.5)      (3.3)%



Net Sales

Consolidated

For the first quarter of fiscal 2009, our net sales decreased 7.4 percent to $2.30 billion, and comparable store sales decreased 11.3 percent from the same period last fiscal year. A store's sales are included in comparable store sales after the store has been open for a full 12 months. Comparable store sales include Web- and call center-originated sales and sales from relocated and remodeled stores. Sales from closed stores are included in comparable store sales until the month in which the stores are closed. The calculation of comparable store sales excludes the impact of fluctuations in foreign currency exchange rates.

Our major sales categories are

o    video,  which  includes  televisions,   imaging  products,   DVD  hardware,
     camcorders, furniture, and related accessories;

o information technology, which includes PC hardware, telecommunications products and related accessories;

o audio, which includes home audio, mobile audio, portable audio and navigation products, and related accessories;

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


Domestic Segment

For the first quarter of fiscal 2009, the domestic segment's net sales were $2.17 billion, a decrease of 8.8 percent from the same period last fiscal year.
Comparable store sales decreased 12.2 percent driven by a decline in traffic and close rates as compared to the same period last fiscal year. During the first quarter of fiscal 2009, comparable store average ticket was approximately flat to the same period last fiscal year. The sub-category with the largest comparable store sales growth was large LCD televisions. Video gaming products and digital-to-analog converter boxes also showed strong sales growth. We had broad-based weakness across most other categories, including other television sub-categories, information technology products, audio products and music and movie software. We saw continued weakness across all regions of the country, though the strongest comparable store sales declines were in Florida, California and the Rocky Mountain region. Similar to the prior quarter, the northeast region performed relatively better than other regions. For the quarter, direct channel sales grew 3 percent. The direct channel sales growth was lower than


                                 Page 16 of 32


historical year-over-year growth due primarily to a less aggressive promotional stance in categories such as PC hardware and televisions.

The domestic segment's net sales represented by each major sales category for the three months ended May 31, 2008 and 2007, are shown below.


NET SALES BY CATEGORY

                                                     Three Months Ended May 31
                                                2008                       2007
                                                      % of                      % of
(Dollar amounts in millions)                  $       Sales             $       Sales
----------------------------------------------------------------------------------------
Video................................     $  889.4     41.0%         $  934.0    39.3%
Information technology...............        591.4     27.3             628.6    26.4
Audio................................        262.6     12.1             334.9    14.1
Entertainment........................        262.1     12.1             272.5    11.5
Warranty, services and other.........        161.3      7.5             206.9     8.7
                                       -------------------------------------------------
Net sales............................     $2,166.8    100.0%         $2,376.9   100.0%
                                       ===============================================


In the video category, we generated a slight double-digit comparable store sales decrease in the first quarter. Comparable store sales of flat panel televisions increased by a high-single digit. Total television comparable store sales experienced a single digit decrease, as significant comparable store sales decreases in projection and tube televisions more than offset the flat panel television increase. Comparable store sales of digital imaging products and accessories and camcorders decreased by double digits.

In the information technology category, we generated a high-single-digit comparable store sales decrease in the first quarter. Comparable store sales of desktop computers declined by double digits, and comparable store sales of notebook computers increased by a low-single digit.

In the audio category, we generated a double-digit comparable store sales decrease in the first quarter. Comparable store sales of navigation products increased by a low-single digit. Comparable store sales of portable digital audio, mobile and home audio products declined by strong double digits.

In the entertainment category, we generated a high-single-digit comparable store sales decrease in the first quarter. Comparable store sales of video gaming products increased by double digits. Comparable store sales of video software and music software declined by double digits.

Domestic segment extended warranty net sales were $53.8 million, or 2.5 percent of domestic segment net sales, in the first quarter, compared with $73.7 million, or 3.1 percent of domestic segment net sales, in the same period last year. FiredogSM PC services and home theater installation revenues decreased 16 percent to $54.3 million in the first quarter from $64.4 million last year.
FiredogSM PC services and home theater installation revenue performance in the prior year period was the second highest year-over-year dollar increase in our history due primarily to an effective home theater installation bundle offer and the benefits of the launch of Microsoft Windows Vista.

The following table provides the number of our domestic segment stores:

DOMESTIC SEGMENT STORE MIX

                                                         May 31, 2008        Feb. 29, 2008         May 31, 2007
---------------------------------------------------------------------------------------------------------------
Superstores.......................................            687                 682                   643
Other stores......................................              9                  11                    13
                                                      ----------------------------------------------------------
Total domestic segment stores.....................            696                 693                   656
                                                      ==========================================================


                                 Page 17 of 32


International Segment

The international segment's net sales increased 23.6 percent to $134.3 million for the first quarter of fiscal 2008, compared with $108.6 million for the first quarter of last fiscal year. The increase was driven by the favorable impact of fluctuations in foreign currency exchanges rates of 14 percent and the comparable store sales increase of 10.5 percent in local currency. These increases were partially offset by the impact of the year-over-year net decrease of 25 retail stores and dealer outlets.


NET SALES BY CATEGORY

                                                   Three Months Ended May 31
                                                2008                       2007
                                                      % of                      % of
(Dollar amounts in millions)                $         Sales           $         Sales
----------------------------------------------------------------------------------------
Video................................   $  25.6        19.0%       $ 20.0        18.5%
Information technology...............      47.3        35.3          39.8        36.6
Audio................................      44.0        32.8          36.5        33.6
Entertainment........................       9.3         7.0           5.0         4.6
Warranty, services and other.........       8.0         5.9           7.3         6.7
                                       ------------------------------------------------
Net sales............................    $134.3       100.0%       $108.6       100.0%
                                       ===============================================


INTERNATIONAL SEGMENT STORE MIX

                                                          May 31, 2008       Feb. 29, 2008         May 31, 2007
---------------------------------------------------------------------------------------------------------------
Company-owned stores..............................            502                 502                   505
Dealer outlets....................................            273                 277                   294
Battery Plus(R) stores..............................            -                   -                     1
                                                        --------------------------------------------------------
Total international segment stores................            775                 779                   800
                                                        ========================================================


Gross Profit Margin

Consolidated

The gross profit margin was 20.8 percent of net sales in the first quarter of fiscal 2009, compared with 22.5 percent for the same period last fiscal year, a decline of 174 basis points. The domestic segment contributed 207 basis points to the 174 basis point decrease in the consolidated gross profit margin. The international segment favorably impacted the consolidated gross profit margin by 34 basis points.

Domestic Segment

The domestic segment's gross profit margin was 20.0 percent of domestic segment net sales in the first quarter of fiscal 2009, compared with 21.9 percent for the same period last fiscal year, a decline of 186 basis points. The decline was driven primarily by a decrease of 62 basis points in extended warranty net sales as a percent of domestic segment net sales as well as a decrease of 114 basis points in merchandise margins as a percent of domestic segment net sales. The lower merchandise margins were driven primarily by negative mix shifts within imaging and notebook computers as well as clearance activities and an increase in the mix of sales of notebook computers. The year-over-year change in the gross margin rate was the smallest decline in five quarters as we saw improved performance in the television category, primarily driven by assortment and promotional mix shifts within the category.

An increase in shrink also contributed to the gross margin decline. In the first quarter, we continued to record our shrink estimate at the same rate that we realized for fiscal 2008. We will do so until we conduct physical inventory counts which are expected to occur in the third quarter.


                                 Page 18 of 32


International Segment

The   international   segment's   gross  profit   margin  was  33.2  percent  of
international  segment net sales in the first  quarter of fiscal 2009,  compared with 36.6  percent for the same period last fiscal  year, a decline of 337 basis points.  The decrease  resulted  primarily  from an increased  mix of sales from
clearance   product  across  many  categories  as  well  as  a  mix  shift  from higher-margin categories.


Selling, General and Administrative Expenses

Consolidated

                                                  Three Months Ended May 31
                                                 2008                   2007
                                                      % of                    % of
(Dollar amounts in millions)                   $      Sales          $        Sales
------------------------------------------------------------------------------------
Store expenses..........................     $529.7   23.0%        $556.7     22.4%
General and administrative
     expenses...........................       99.1    4.3           85.5      3.4
Stock-based compensation
     expense............................        3.7    0.2            4.5      0.2
Remodel expenses........................        0.0    0.0           (0.0)    (0.0)
Relocation expenses.....................        1.0    0.0            1.1      0.0
Pre-opening expenses....................        6.4    0.3            0.5      0.0
                                          ----------------------------------------
Total  .................................     $640.0   27.8%        $648.4     26.1%
                                          =========================================

Selling, general and administrative expenses were 27.8 percent of consolidated net sales in the first quarter of fiscal 2009, compared with 26.1 percent for the same period last fiscal year, an increase of 173 basis points. The domestic segment and international segment contributed 115 basis points and 58 basis points, respectively, to the increase in the consolidated expense-to-sales ratio.

Domestic Segment

                                                  Three Months Ended May 31
                                                 2008                    2007
                                                      % of                    % of
(Dollar amounts in millions)                   $      Sales          $        Sales
------------------------------------------------------------------------------------
Store expenses..........................     $492.1   22.7%        $524.2       22.1%
General and administrative
     expenses...........................       90.3    4.2           82.4        3.5
Stock-based compensation
     expense............................        3.5    0.2            4.3        0.2
Remodel expenses........................        0.0    0.0           (0.0)      (0.0)
Relocation expenses.....................        1.0    0.0            1.1        0.0
Pre-opening expenses....................        6.4    0.3            0.5        0.0
                                          ---------------------------------------------
Total  .................................     $593.4   27.4%        $612.5       25.8%
                                          =============================================

For the three months ended May 31, 2008, the domestic segment's expense-to-sales ratio increased 162 basis points from the same period last fiscal year. The increase primarily reflects the overall de-leveraging impact of lower sales.
Also contributing to the increase was a 124 basis point increase in expenses related to the 65 domestic segment Superstores that have opened during the past
12 months. Partially offsetting these increases was an 81 basis point decrease in compensation costs that resulted primarily from our expense reduction initiatives.


                                 Page 19 of 32


International Segment

                                                   Three Months Ended May 31
                                                 2008                   2007
                                                      % of                    % of
(Dollar amounts in millions)                   $      Sales          $        Sales
------------------------------------------------------------------------------------
Store expenses..........................      $37.6   28.0%         $32.6     30.0%
General and administrative
     expenses...........................        8.8    6.6            3.1      2.9
Stock-based compensation
     expense............................        0.2    0.1            0.2      0.1
                                          ------------------------------------------
Total  .................................      $46.6   34.7%         $35.9     33.0%
                                          =========================================

For  the  first   quarter   of  fiscal   2009,   the   international   segment's
expense-to-sales ratio increased 171 basis points from the same period last year primarily  due  to a $7.5  million  recovery  related  to a  former  subsidiary, reducing fiscal 2008 general and administrative  expenses.  The recovery,  which was not repeated in fiscal 2009, negatively impacted the expense-to-sales  ratio increase by 691 basis points.

Income Tax Expense (Benefit)

During the first quarter of fiscal 2009, we recorded income tax expense of $3.0 million on a loss from continuing operations of $161.8 million. Due to the valuation allowance, we did not record an income tax benefit for the first quarter loss of our U.S. operations. The income tax expense is comprised primarily of discrete items and state income tax expense, partially offset by a benefit recognized related to the pre-tax loss of our Canadian operations. The discrete items are comprised primarily of an adjustment to a previously-filed tax position related to leases.

Net Loss from Continuing Operations

The net loss from continuing operations was $164.8 million, or $1.00 per share, in the three months ended May 31, 2008, compared with a net loss from continuing operations of $54.8 million, or $0.33 cents per share, in the same period last fiscal year.

Earnings from Discontinued Operations

For the three months ended May 31, 2007, the net earnings from discontinued operations totaled $0.2 million, which is net of $0.2 million of income taxes, and primarily related to the operations of the Rogers Plus(R) stores, of which the management was returned to Rogers Wireless Inc. in January 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

As permitted under transition rules by the Financial  Accounting Standards Board
("FASB"),  we  partially  adopted  the  provisions  of  Statement  of  Financial
Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," as of March 1,
2008, on a prospective basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. As permitted by FASB
Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," we delayed the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until March 1, 2009. The partial adoption of SFAS No. 157 did not have an impact on our financial position, results of operations or cash flows. The full adoption of SFAS No. 157 is not expected to have a material effect on our financial position, results of operations or cash flows.


                                 Page 20 of 32


In February  2007,  the FASB issued  SFAS No.  159,  "The Fair Value  Option for
Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain assets and liabilities at fair value. We adopted SFAS No. 159 as of March 1, 2008. As we did not elect the fair value option for any of our financial instruments or other assets and liabilities, the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

On March 1, 2008, we adopted Emerging Issues Task Force Issue 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards," ("EITF
06-11") on a prospective basis. This Issue requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital. During the first quarter of fiscal 2009, the income tax benefit of these dividends could not be recognized because we have recorded a full valuation allowance against the deferred tax assets of our U.S. operations. Thus, the adoption of EITF 06-11 did not have an impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),  "Business Combinations," and
SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an
amendment  of  ARB  No.  51."  These  new  standards  significantly  change  the
accounting  for  and  reporting  of  business   combination   transactions   and
noncontrolling  interests  (previously  referred  to as minority  interests)  in consolidated  financial  statements.  Both  standards  will be effective  for us
beginning   with  the  first   quarter  of  fiscal  2010  and  will  be  applied
prospectively to future business combinations.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," ("FSP No. 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS
No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. This FSP is effective for us as of March 1, 2009, and will be applied prospectively to future business combinations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally  Accepted
Accounting  Principles."  SFAS No. 162  identifies  the  sources  of  accounting
principles  and  the  framework  for  selecting  the  principles   used  in  the
preparation  of  financial  statements.  SFAS No. 162 will be  effective 60 days following  the  Securities  and  Exchange  Commission's  approval  of the Public
Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of
Present Fairly in Conformity with Generally Accepted Accounting  Principles." We do not expect the adoption of this  standard to have an impact on our  financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1,  "Determining Whether Instruments
Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP
EITF 03-6-1").  This FSP addresses  whether  instruments  granted in share-based
payment  transactions  are  participating   securities  prior  to  vesting  and,
therefore,  need to be  included  in  computing  earnings  per  share  under the two-class method described in SFAS No. 128,  "Earnings Per Share." This FSP will be effective for us beginning  with the first quarter of fiscal 2010 and will be applied retrospectively.  We are currently evaluating the impact of adopting FSP
EITF 03-6-1.


                                 Page 21 of 32


FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows

Cash Flows Summary
The following table summarizes our cash flows for the three months ended May 31, 2008 and 2007:

                                                                 Three Months Ended
                                                                        May 31
(Amounts in millions)                                           2008             2007
----------------------------------------------------------------------------------------
Net cash (used in) provided by:
  Operating activities....................................    $(275.5)         $(254.6)
  Investing activities....................................      (27.7)           290.1
  Financing activities....................................       98.2            (76.1)
  Discontinued operations.................................          -             11.2
Effect of exchange rate changes on cash...................       (0.1)             0.6
                                                            --------------------------
Decrease in cash and
  cash equivalents........................................    $(205.2)         $ (28.8)
                                                            ==========================

Operating Activities
For the three months ended May 31, 2008, net cash used in operating activities was $275.5 million, compared with net cash used in operating activities of $254.6 million in the three months ended May 31, 2007. The change was due primarily to a net loss of $164.8 million for the three months ended May 31, 2008, compared with net loss of $54.6 million for the three months ended May 31, 2007. Partially offsetting the impact of the increase in the net loss were changes in operating assets and liabilities, primarily the increase in the income tax receivable during the first quarter of fiscal 2008 that was not repeated during the first quarter of fiscal 2009 due to our inability to carry the net operating loss of the U.S. operations back to prior periods.

Investing Activities
Net cash used in investing activities was $27.7 million for the three months ended May 31, 2008, compared with net cash provided by investing activities of $290.1 million for the three months ended May 31, 2007. The change was due primarily to a decrease in net sales and maturities of investment securities, partially offset by a decrease in purchases of property and equipment.

Financing Activities
For the three months ended May 31, 2008, net cash provided by financing activities was $98.2 million, compared with net cash used in financing activities of $76.1 million in the three months ended May 31, 2007. The change was due primarily to cash provided by book overdrafts and an increase in the net cash provided by proceeds from short-term borrowings during the first quarter of fiscal 2009.

We have a revolving credit facility secured by inventory and credit card receivables. This facility is used to support letters of credit and to meet borrowing needs. Loans primarily bear interest at a spread over either LIBOR or prime. The facility has a stated commitment of $1.3 billion, which includes a $1.25 billion commitment for the domestic segment and a $50 million commitment for the international segment, and is scheduled to expire in January 2013. In general, the maximum amount of borrowings, including loans and outstanding letters of credit, outstanding on any date may not exceed the lesser of a borrowing base calculated as a percentage of our eligible inventory and credit card receivables or 90 percent of $1.3 billion. We are required to maintain a minimum level of available borrowings under the facility.

At May 31, 2008, we had outstanding letters of credit of $48.8 million and $55.0 million of short-term borrowings related to the domestic segment, leaving $963.0 million available for borrowing under the credit facility. We were in compliance with all covenants at May 31, 2008. While the level of borrowings may vary


                                 Page 22 of 32


during the quarters, we expect double-digit borrowings by the end of the second quarter and no borrowings by the end of the third quarter for the domestic segment.

The board of directors has previously authorized the repurchase of up to $1.2 billion of common stock, of which $233.7 million remained available at May 31, 2008. We did not repurchase common stock during the three months ended May 31, 2008. During the three months ended May 31, 2007, we used cash to repurchase 2.5 million shares of common stock at an average price of $18.68 per share, for a total price of $46.7 million, excluding commission fees. As of May 31, 2008, we had repurchased 60.4 million shares of common stock at an average price of $16.01 per share, for a total price of $966.3 million, excluding commission fees, cumulatively since inception of the stock repurchase program.

On June 19, 2008, we announced that our board of directors has suspended the declaration and payment of quarterly cash dividends on our common stock, effective immediately.

Net-owned Inventory
Merchandise inventory increased to $1.69 billion at May 31, 2008, from $1.57 billion at February 28, 2008. Net-owned inventory increased by $91.7 million from February 29, 2008, to May 31, 2008. Domestic segment net-owned inventory increased by $99.9 million from February 29, 2008, to May 31, 2008, primarily due to seasonal inventory build.

Capital Expenditures
Capital expenditures, net of landlord reimbursements, were $38.1 million in the three months ended May 31, 2008, compared with $63.3 million in the same period last fiscal year. The decrease in capital expenditures was driven primarily by a decrease in non-store investments.

Sources of Liquidity
Our primary sources of liquidity include borrowings under the credit facility, available cash and cash equivalents, expected reductions in net-owned inventory and landlord reimbursements for store construction. The facility contains representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility; however, it contains no financial covenants. It places limitations on specific uses of borrowings, including for dividends, stock repurchases and acquisitions. We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Potential additional sources of cash in fiscal 2009 include proceeds from the sale of a subsidiary and an income tax refund due to the carryback of a portion of our net operating loss for the 2008 fiscal year. We will evaluate funding alternatives as necessary to support future needs.

Expected uses of cash in fiscal 2009 include contractual obligations and funds required to support our operating activities, including an increase in inventory levels in advance of the holiday season. Potential uses of cash that are subject to our discretion include capital expenditures, primarily for new store construction, store relocations, information technology systems and existing store updates.

We experienced a net loss in the first quarter of fiscal 2009 of $164.8 million, and our cash, cash equivalents and short-term investments position declined from $297.4 million at February 29, 2008, to $92.2 million at May 31, 2008. We have projected only a modest improvement in our loss for fiscal 2009 compared with our loss of $319.9 million for fiscal 2008. This outlook is based on the following:

o    A continuation of current operating trends through the first half of fiscal
     2009 and an improvement in second half trends

o A continuation of weak macroeconomic trends, particularly in the first half of the fiscal year

o Improved retail execution, leading to higher close rates and improved basket, offsetting a decline in store traffic


                                 Page 23 of 32


o Sales growth in key product areas including LCD televisions, notebook computers and video gaming products, offset by sales declines in projection and tube televisions, desktop computers and portable audio products

o    Improvements in merchandise margins, shrink and markdowns

o    Low-single-digit  percentage  growth in SG&A dollars  compared  with fiscal
     2008 driven by incremental and relocated store openings and increased compensation costs

We have taken steps to enhance our liquidity by amending and increasing our asset-based credit facility in January 2008 to $1.3 billion from $500 million.
Our plans to manage our liquidity position in fiscal 2009 include improving our close rates and attachment rates, which would have a positive impact on both sales and margin; improving working capital through targeted improvements in net-owned inventory; reducing projected capital expenditures by $85 million to $105 million below prior year levels; suspending repurchases of common stock;
maintaining an intense focus on controlling expenses; and maintaining strong relationships with our vendors to ensure continued availability of vendor credit. Additionally, in June 2008, the board of directors suspended the declaration and payment of quarterly cash dividends on our common stock as part of our focus on conserving capital.

We have considered the impact of the financial outlook on our liquidity and have performed an analysis of the key assumptions in our forecast such as sales, gross margin and SG&A expenses; an evaluation of our relationships with vendors, including availability of vendor credit; and an analysis of cash requirements, including our net-owned inventory position, other working capital changes, capital expenditures and borrowing availability under our credit facility. Based on these analyses and evaluations, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through fiscal 2009.

FINANCIAL OUTLOOK

We reaffirm the following expectations for fiscal 2009 as of the date of this filing:

o    Consolidated net sales relatively unchanged from the prior year

o    A mid-single digit domestic segment comparable store sales decline

o Improvement in earnings from continuing operations before income taxes as a percentage of consolidated net sales of 50 basis points to 100 basis points

o No income tax expense or benefit, excluding discrete items, associated with the domestic segment

o    Depreciation and amortization expense of approximately $185 million

o A reduction in domestic segment net-owned inventory from February 29, 2008, to February 28, 2009, of $50 million to $100 million


Our forecast for capital expenditures, net of landlord reimbursements, is $120 million to $140 million for fiscal 2009.

For the second quarter, we expect to record a loss from continuing operations before income taxes of $170 million to $185 million, compared with a loss of $128.2 million in the prior year second quarter. While the expected loss is larger than the prior year period, the year-over-year increase in the loss is significantly smaller than the increase in the first quarter loss. The primary driver of the difference in expected second quarter results from actual first quarter results is higher expenses associated with more store openings.


                                 Page 24 of 32


Due to operating improvements, traction against current sales- and gross margin-driving initiatives, and more favorable year-over-year comparisons, we expect a gradual recovery in the second half of fiscal 2009. We expect to see year-over-year improvements in operating results beginning in the third quarter and improved pre-tax profit from continuing operations in the fourth quarter as compared to fiscal 2008 results. We believe that we have adequate cash and borrowing capacity to complete the next phase of the turnaround plan.

We  continue  to  expect  to open 45 to 55 new and  relocated  domestic  segment
Superstores in fiscal 2009. Domestic segment Superstore openings estimates are shown in the following table. The timing of store openings depends upon a number of factors and can change during the year. All of our remaining openings for fiscal 2009 will be in the city(TM) format.


Domestic Segment Superstore Openings Estimates(a)

                                              Q1(a)    Q2            Q3        Q4     FY09
------------------------------------------------------------------------------------------
Incremental Superstores....................     5     13-17         21-23      0-2    39-47
Relocated Superstores......................     -      6-7           0-1        -      6-8
                                             -----------------------------------------------
Total Superstore openings..................     5     19-24         21-24      0-2    45-55
                                           ================================================

(a) First quarter openings are actual. In February 2008, we closed one store in advance of opening a replacement store in the second quarter of fiscal 2009. The replacement store is included in relocations for the second quarter of fiscal
2009.

FORWARD-LOOKING STATEMENTS

The provisions of the Private  Securities  Litigation Reform Act of 1995 provide companies  with a "safe  harbor" when making  forward-looking  statements.  This
"safe harbor"  encourages  companies to provide  prospective  information  about their  companies  without fear of  litigation.  We wish to take advantage of the
"safe harbor"  provisions  of the Act. Our  statements  that are not  historical facts, including statements about management's  expectations for fiscal 2009 and
beyond,   are   forward-looking   statements  and  involve   various  risks  and
uncertainties. In most cases, you can identify our forward-looking statements by words such as "expect," "anticipate," "believe," "should," "may," "plan," "will"
or similar words.

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


                                 Page 25 of 32


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

o    the impact of a significant change in the relationships with key vendors;

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

o the impact of our wage management initiative on associate morale and our reputation with customers;

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

o    the impact of any strategic alternatives that we may pursue;

o the outcome of our review of strategic alternatives for our international segment;

o deterioration of the expected future performance of our international segment, resulting in an additional goodwill impairment charge;



                                 Page 26 of 32


o the timely production and delivery of private-label merchandise and level of consumer demand for those products;

o reduced investment returns or other changes relative to the assumptions for our pension plans that impact our pension expense;

o the availability of sources of liquidity to fund capital expenditures and working capital;

o    changes in our anticipated cash flow and liquidity;

o whether, when and in what amounts share repurchases may be made under our stock buyback program;

o    adverse results in litigation matters;

o currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies;

o    the global regulatory and trade environment;

o    the disruption of global, national or regional transportation systems;

o the occurrence of severe weather events or natural disasters that could significantly damage or destroy stores or prohibit consumers from traveling to our retail locations, especially during peak selling periods; and

o the successful execution of the initiatives to achieve revenue growth and increase gross profit margin underlying our projected 2009 results as discussed under "Financial Outlook" in MD&A.

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

Inventory Purchases

A portion of  InterTAN's  purchases are from vendors  requiring  payment in U.S.
dollars. Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made. InterTAN's management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders; exchange rates, including forecasts from major financial institutions; local news; and other economic factors. At May 31, 2008, U.S. dollar open purchase orders totaled approximately $12.5 million. A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $1.3 million for those orders. The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods. In these circumstances, management would take product pricing action, to the degree commercially feasible.

Translation of Financial Results

Because we translate a portion of our international segment's financial results from Canadian dollars to U.S. dollars, fluctuations in the value of the Canadian dollar have a direct effect on reported consolidated results. We do not hedge against the possible impact of this risk. A 10 percent adverse change in the foreign currency exchange rate would not have a significant impact on our consolidated results of operations or financial position.


                                 Page 27 of 32


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the company's management, including the chief executive officer and chief financial officer, the company has evaluated the effectiveness of its "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form
10-Q. Based upon the evaluation, the chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures were effective as of May 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting that occurred during the quarter ended May 31, 2008, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except  as  described  in our  annual  report  on Form  10-K for the year  ended
February 29, 2008, there are no material pending legal proceedings to which we, including our subsidiaries, are a party or of which our property is the subject.

ITEM 1A. RISK FACTORS

In  addition  to the other  information  set forth in this  report,  you  should carefully  consider the factors  discussed in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended February 29, 2008, which could materially  affect our business,  financial  condition or future results.  There have been no material  changes to those risk  factors  since we filed our fiscal
2008 annual  report on Form 10-K.  The risks  described in our annual  report on
Form  10-K are not the only  risks  facing  our  company.  Additional  risks and uncertainties  not  currently  known  to us or  that  we  currently  deem  to be
immaterial  also  may  materially  adversely  affect  our  business,   financial
condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended May 31, 2008:


                                                                                                                    Approximate
                                                                                                                    Dollar Value of
                                                                                                Total Number         Shares that
                                                                                                 of Shares            May Yet Be
                                                        Total Number          Average           Purchased as           Purchased
                                                         of Shares             Price          Part of Publicly           Under
                                                        Purchased(a)           Paid              Announced           the Program(b)
                                                      (in thousands)        per Share(a)         Program             (in millions)
---------------------------------------------------------------------------------------------------------------------------------
March 1 - March 31, 2008.........................           2.6                $4.42                  -                  $233.7
April 1 - April 30, 2008.........................           1.6                $4.45                  -                  $233.7
May 1 - May 31, 2008.............................           3.4                $5.04                  -                  $233.7
                                                       ------------                              -----------

Total fiscal 2009 first quarter..................           7.6                $4.70                  -
                                                       ============                              ===========

(a) These columns reflect shares of common stock withheld to pay tax withholding obligations for employees in connection with the vesting of stock awards. These shares are not considered part of the share repurchase program described in (b) below.


                                 Page 28 of 32


(b) In January  2003,  the company  announced  that the board of  directors  had authorized the  repurchase of up to $200 million of common stock.  In June 2004,
the  company   announced  a  $200  million  increase  in  its  stock  repurchase authorization,  raising the repurchase  capacity to $400 million. In March 2005,
the  company   announced  a  $400  million  increase  in  its  stock  repurchase authorization,  raising the repurchase  capacity to $800 million.  In June 2006,
the  company   announced  a  $400  million  increase  in  its  stock  repurchase authorization,  raising the  repurchase  capacity to $1.2  billion.  There is no expiration  date  under  the  authorization.  At May 31,  2008,  $233.7  million remained available for stock repurchases under the $1.2 billion stock repurchase authorization.


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

3.2  Circuit City Stores, Inc. Bylaws, as amended June 24, 2008.

Material Contracts

10.1 Settlement  Agreement  dated  May 8,  2008  by and  among  Wattles  Capital
     Management,  LLC, Mark J. Wattles,  James A. Marcum,  Elliott Wahle, Don R.
     Kornstein,  Anthony  Bergamo and Alexander M. Bond and Circuit City Stores,
     Inc., filed as Exhibit 10.1 to the company's Current Report on Form 8-K filed May 9, 2008 (File No. 1-5767), is expressly incorporated herein by this reference.

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


                                                 CIRCUIT CITY STORES, INC.
                                                 (Registrant)



Date:  June 30, 2008                             By:   /s/ Philip J. Schoonover
                                                       --------------------------------------
                                                       Philip J. Schoonover
                                                       Chairman, President and Chief Executive Officer
                                                       and Director


Date:  June 30, 2008                             By:   /s/ Bruce H. Besanko
                                                       --------------------------------------
                                                       Bruce H. Besanko
                                                       Executive Vice President and
                                                       Chief Financial Officer


                                 Page 31 of 32


                                  EXHIBIT INDEX

Articles of Incorporation and Bylaws

3.1 Circuit City Stores, Inc. Amended and Restated Articles of Incorporation, effective February 3, 1997, as amended through August 16, 2005, filed as
     Exhibit 3.1 to the company's Form 8-A/A filed  September 13, 2005 (File No.
     1-5767), are expressly incorporated herein by this reference.

3.2  Circuit City Stores, Inc. Bylaws, as amended June 24, 2008.

 Material Contracts

10.1 Settlement  Agreement  dated  May 8,  2008  by and  among  Wattles  Capital
     Management,  LLC, Mark J. Wattles,  James A. Marcum,  Elliott Wahle, Don R.
     Kornstein,  Anthony  Bergamo and Alexander M. Bond and Circuit City Stores,
     Inc., filed as Exhibit 10.1 to the company's Current Report on Form 8-K filed May 9, 2008 (File No. 1-5767), is expressly incorporated herein by this reference.

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




