Form 10-Q
period 2008-08-31
CIRCUIT CITY STORES INC
filed 2008-09-30
CIK 104599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2008
or
□ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

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
Yes ☒  No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer □	Non-accelerated filer □	Smaller reporting company □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  □ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2008
Common Stock, par value $0.50	168,125,359

CIRCUIT CITY STORES, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Circuit City Stores, Inc.
Consolidated Statements of Operations (Unaudited)
(Amounts in thousands except per share data)

	Three Months Ended August 31		Six Months Ended August 31
	2008	2007	2008	2007
Net sales	$2,391,402	$2,643,968	$4,692,476	$5,129,505
Cost of sales, buying and warehousing	1,882,404	2,097,957	3,704,804	4,023,309
Gross profit	508,998	546,011	987,672	1,106,196
Selling, general and administrative expenses	668,042	677,909	1,308,051	1,326,263
Asset impairment charges	73,000	–	73,000	–
Operating loss	(232,044)	(131,898)	(393,379)	(220,067)
Interest income	822	3,858	1,990	9,595
Interest expense	4,434	124	6,116	167
Loss from continuing operations before income taxes	(235,656)	(128,164)	(397,505)	(210,639)
Income tax expense (benefit)	3,518	(65,110)	6,484	(92,773)
Net loss from continuing operations	(239,174)	(63,054)	(403,989)	(117,866)
Earnings from discontinued operations, net of tax	–	218	–	464
Net loss	$(239,174)	$(62,836)	$(403,989)	$(117,402)

Weighted average common shares:
Basic	165,353	164,837	165,151	165,340
Diluted	165,353	164,837	165,151	165,340

Loss per share:
Basic:
Continuing operations	$(1.45)	$(0.38)	$(2.45)	$(0.71)
Discontinued operations	$–	$0.00	$–	$0.00
Basic loss per share	$(1.45)	$(0.38)	$(2.45)	$(0.71)

Diluted:
Continuing operations	$(1.45)	$(0.38)	$(2.45)	$(0.71)
Discontinued operations	$–	$0.00	$–	$0.00
Diluted loss per share	$(1.45)	$(0.38)	$(2.45)	$(0.71)

Cash dividends paid per share	$–	$0.04	$0.04	$0.08

See accompanying notes to consolidated financial statements.

Circuit City Stores, Inc.
Consolidated Balance Sheets
(Amounts in thousands except share data)
	August 31, 2008	February 29, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,235	$296,055
Short-term investments	1,268	1,366
Accounts receivable, net of allowance for doubtful accounts	329,516	330,599
Merchandise inventory	1,508,944	1,573,560
Deferred income taxes, net of valuation allowance	32,466	38,672
Income tax receivable	161,389	158,116
Prepaid expenses and other current assets	43,868	41,352

Total current assets	2,168,686	2,439,720

Property and equipment, net of accumulated depreciation of $1,574,546 and $1,448,250	966,707	1,037,321
Goodwill	113,928	118,031
Other intangible assets, net of accumulated amortization of $7,974 and $7,224	15,802	18,400
Other assets	134,957	132,458

TOTAL ASSETS	$3,400,080	$3,745,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Merchandise payable	$754,521	$912,094
Expenses payable	268,107	232,386
Accrued expenses and other current liabilities	343,525	346,818
Accrued compensation	74,729	85,127
Accrued income taxes	17,165	17,680
Short-term debt	215,000	–
Current installments of long-term debt	14,203	11,582

Total current liabilities	1,687,250	1,605,687

Long-term debt, excluding current installments	52,566	57,050
Accrued straight-line rent	152,369	145,960
Deferred rent credits	168,578	163,662
Accrued lease termination costs	78,564	82,900
Deferred income taxes, net of valuation allowance	31,281	35,586
Other liabilities	152,720	151,910

TOTAL LIABILITIES	2,323,328	2,242,755

Commitments and contingent liabilities

Stockholders’ equity:
Common stock, $0.50 par value; 525,000,000 shares authorized; 168,125,359 shares issued and outstanding at August 31, 2008 (168,859,462 at February 29, 2008)	84,063	84,430
Additional paid-in capital	327,739	319,573
Retained earnings	570,462	981,112
Accumulated other comprehensive income	94,488	118,060

TOTAL STOCKHOLDERS’ EQUITY	1,076,752	1,503,175

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,400,080	$3,745,930
See accompanying notes to consolidated financial statements.

Circuit City Stores, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in thousands)
	Six Months Ended August 31
	2008	2007
Operating Activities:
Net loss	$(403,989)	$(117,402)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Net earnings from discontinued operations	–	(464)
Depreciation expense	90,554	96,089
Amortization expense	1,328	2,403
Asset impairment charges	73,000	–
Stock-based compensation expense	8,604	12,290
Loss on dispositions of property and equipment	2,203	483
Provision for deferred income taxes	114	(72,478)
Other	(2,601)	1,018
Changes in operating assets and liabilities:
Accounts receivable, net	(22,536)	55,785
Merchandise inventory	53,742	(185,180)
Prepaid expenses and other current assets	1,120	(26,835)
Other assets	1,734	1,144
Merchandise payable	(154,023)	182,887
Expenses payable	18,304	19,158
Accrued expenses, other current liabilities and income taxes	(14,834)	(131,279)
Other long-term liabilities	937	29,067
Net cash used in operating activities of continuing operations	(346,343)	(133,314)

Investing Activities:
Purchases of property and equipment	(110,502)	(148,161)
Proceeds from sales of property and equipment	36,904	23,407
Purchases of investment securities	–	(1,169,510)
Sales and maturities of investment securities	–	1,474,360
Other investing activities	356	(1,691)
Net cash (used in) provided by investing activities of continuing operations	(73,242)	178,405

Financing Activities:
Proceeds from short-term borrowings	1,557,685	4,515
Principal payments on short-term borrowings	(1,342,711)	(4,747)
Principal payments on long-term debt	(9,212)	(3,756)
Changes in overdraft balances	17,185	(9,340)
Excess tax benefit from stock-based compensation	–	928
Repurchases of common stock	–	(46,757)
Issuances of common stock	–	4,722
Dividends paid	(6,650)	(13,490)
Other financing activities	(814)	(1,127)
Net cash provided by (used in) financing activities of continuing operations	215,483	(69,052)

Discontinued Operations:
Operating cash flows	–	12,233
Investing cash flows	–	–
Financing cash flows	–	(58)
Net cash provided by discontinued operations	–	12,175

Effect of exchange rate changes on cash	(718)	1,544

Decrease in cash and cash equivalents	(204,820)	(10,242)
Cash and cash equivalents at beginning of year	296,055	141,141

Cash and cash equivalents at end of period	$91,235	$130,899
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

The domestic segment is engaged in the business of selling brand-name and private-label consumer electronics, personal computers, entertainment software, and related services in its stores in the United States and via the Web at www.circuitcity.com and www.firedog.com.  At August 31, 2008, the domestic segment operated 705 Superstores and 9 outlet stores in 158 U.S. media markets.

The international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada.  The international segment’s headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada, primarily under the trade name The Source By Circuit CitySM.  At August 31, 2008, the international segment conducted business through 772 retail stores and dealer outlets, which consisted of 502 company-owned stores and 270 dealer outlets.  The international segment also operates a Web site at www.thesource.ca.  In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation.

Effective January 28, 2007, the company returned the management of 92 Rogers Plus® stores to Rogers Wireless Inc. Results from the Rogers Plus® stores are presented as results from discontinued operations for the three months and six months ended August 31, 2007.

In May 2008, the company retained Goldman, Sachs & Co. to assist the company in exploring strategic alternatives to enhance shareholder value.  Management and the board of directors have thus far concluded that, while strategic options will always be explored as part of their fiduciary responsibility, given current market conditions, it is prudent to focus internally on improving the company’s performance in order to operate as a standalone business.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results may differ from these estimates.  The accompanying unaudited financial statements contain all adjustments of a normal, recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation.  Due to the seasonal nature of the company’s business, interim results are not necessarily indicative of results for the entire fiscal year.  The company’s consolidated financial statements included in this report should be read in conjunction with the notes to the audited financial statements in the company’s fiscal 2008 annual report on Form 10-K.

Within the financial tables in this quarterly report on Form 10-Q, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.  Percentages presented are calculated from the underlying whole-dollar amounts.

2.	Recent Accounting Pronouncements

As permitted under transition rules by the Financial Accounting Standards Board (“FASB”), the company partially adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” as of March 1, 2008, on a prospective basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the company delayed the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until March 1, 2009. The partial adoption of SFAS No. 157 did not have an impact on the company’s financial position, results of operations or cash flows. The full adoption of SFAS No. 157 is not expected to have a material effect on the company’s financial position, results of operations or cash flows.

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

On March 1, 2008, the company adopted Emerging Issues Task Force Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), on a prospective basis. This Issue requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital.  During the first six months of fiscal 2009, the income tax benefit of these dividends could not be recognized because the company has recorded a full valuation allowance against the net deferred tax assets of its U.S. operations.  Thus, the adoption of EITF 06-11 did not have an impact on the company’s financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles.  This FSP is effective for the company as of March 1, 2009, and will be applied prospectively to future business combinations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  This FSP will be effective for the company beginning with the first quarter of fiscal 2010 and will be applied retrospectively.  The company is currently evaluating the impact of adopting FSP EITF 03-6-1.

3.	Loss per Share

For the three months and six months ended August 31, 2008, and August 31, 2007, no options or nonvested stock were included in the computation of diluted loss per share because the company reported a net loss from continuing operations. Shares excluded were as follows:

	Three Months Ended		Six Months Ended
	August 31		August 31
(Shares in millions)	2008	2007	2008	2007
Options	8.2	7.7	9.0	8.1
Nonvested stock	3.3	4.0	3.7	4.0

4.	Income Taxes

Quarterly, the company evaluates its deferred income taxes to determine if any adjustments to its valuation allowances are required under the guidance of SFAS No. 109, “Accounting for Income Taxes.”  During the third quarter of fiscal 2008, the company determined that its U.S. operations had generated a cumulative three-year loss.  Based on this and taking into account all future sources of taxable income and other available objective evidence, management concluded that a full valuation allowance should be recorded against the net deferred tax assets of the U.S. operations.  As of August 31, 2008, the net deferred tax assets of the U.S. operations continue to be reduced by a full valuation allowance.

During the six months ended August 31, 2008, the company recorded income tax expense of $6.5 million on a loss from continuing operations before income taxes of $397.5 million.  Due to the valuation allowance, the company did not record an income tax benefit for the loss of its U.S. operations.  The income tax expense is comprised primarily of state and foreign income tax expense as well as discrete items.  The discrete items are comprised primarily of an adjustment to a previously-filed tax position related to leases.

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

The accrual for lease termination costs for the domestic segment includes the following activity:

	Six Months Ended
	August 31
(Amounts in millions)	2008	2007
Accrued lease termination costs at beginning of period	$115.5	$105.6
Provisions for closed locations	5.9	4.2
Changes in assumptions about future sublease income	7.1	5.3
Interest accretion	5.2	4.0
Cash payments, net of cash received on subleased locations	(18.0)	(19.9)
Accrued lease termination costs at end of period	115.7	99.2
Less current portion of accrued lease termination costs	37.2	30.2
Non-current portion of accrued lease termination costs	$78.6	$69.0

At August 31, 2008, accrued lease termination costs of $115.7 million consisted of 98 locations, of which 37 were subleased.  The provision for closed locations included in the table above represents the initial estimate of lease termination costs for locations at the cease-use date. The current portion of accrued lease termination costs is included in accrued expenses and other current liabilities, and the non-current portion is presented separately, on the consolidated balance sheets.

At February 29, 2008, accrued severance totaled $10.0 million and was included in accrued compensation on the consolidated balance sheet.  During the first six months of fiscal 2009, the company made cash payments of $6.1 million and recorded an additional accrual of $3.2 million related to severance arrangements.  The additional charge is recorded in cost of sales, buying and warehousing or in selling, general and administrative expenses depending on the classification of the related employee’s payroll expense.  At August 31, 2008, accrued severance totaled $7.1 million and is included in accrued compensation on the consolidated balance sheet.

6.	Stock-Based Compensation

Under the company’s stock-based incentive plans, stock options, nonvested stock, nonvested stock units and other equity-based awards may be granted to employees and non-employee directors. At August 31, 2008, 1.8 million shares of common stock were available for future grants. Common shares are issued from authorized and unissued shares upon the exercise of stock options, the grant of nonvested stock or the vesting of or lapse of deferral restrictions on nonvested stock units.

Compensation expense for stock-based incentive plans is summarized in the table below.

	Three Months Ended		Six Months Ended
	August 31		August 31
(Amounts in millions)	2008	2007	2008	2007
Compensation expense recognized:
Stock options	$2.4	$2.3	$4.4	$5.0
Nonvested stock and nonvested stock units	3.0	5.0	4.2	7.3
Phantom stock units	(0.6)	(0.5)	0.2	(0.6)
Employee stock purchase plan	0.1	0.1	0.2	0.3
Other	0.0	0.1	0.1	0.1
Total compensation expense recognized	$4.9	$7.0	$9.2	$12.1
Tax benefit recognized, before valuation allowance	$1.8	$2.5	$3.4	$4.4

Stock-based compensation expense is recorded in cost of sales, buying and warehousing or in selling, general and administrative expenses depending on the classification of the related employee’s payroll cost.  The classification of stock-based compensation expense is summarized in the table below.

	Three Months Ended		Six Months Ended
	August 31		August 31
(Amounts in millions)	2008	2007	2008	2007
Cost of sales, buying, and warehousing	$0.4	$1.3	$1.0	$1.9
Selling, general and administrative expenses	4.5	5.7	8.1	10.2
Total compensation expense recognized	$4.9	$7.0	$9.2	$12.1

The company recognizes stock-based compensation expense net of an estimated forfeiture rate based on historical forfeiture activity. During the six months ended August 31, 2008, and the six months ended August 31, 2007, the company increased the estimated forfeiture rate on certain nonvested stock awards to reflect changes in expectations regarding the number of instruments that will vest. These changes were the result of higher than anticipated actual forfeitures.

The value of each phantom stock unit is based on the market value of one share of common stock on the vesting date. The units, which will be settled in cash upon vesting, are remeasured at each reporting date. Due to the decrease in the market value of the company’s common stock, the company recorded a benefit of $0.6 million related to phantom stock units in the three months ended August 31, 2008, and a benefit of $0.5 million in the three months ended August 31, 2007.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended August 31
	2008	2007
Expected dividend yield	0.3%	1.3%
Expected stock volatility	54%	44%
Risk-free interest rate	3%	5%
Expected term (in years)	4	5

Using these assumptions in the Black-Scholes model, the weighted average grant date fair value of options granted was $0.91 per share for the six months ended August 31, 2008, and $5.20 per share for the six months ended August 31, 2007.

During the three months ended August 31, 2008, the company issued options with respect to 0.6 million shares of common stock with a vesting period of three years and a contractual term of five years. Due to a lack of historical exercise behavior for options with a similar contractual term, the company used a simplified method to estimate the expected term of the grant. An average of the award’s weighted average vesting period and its contractual term was calculated and resulted in an expected term of 3.5 years.

The company’s stock option activity is summarized in the table below.

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ( in millions)
Outstanding at February 29, 2008	10,101	$13.38
Granted	957	$2.13
Exercised	–	$–
Forfeited	(436)	$8.34
Expired	(2,103)	$21.52
Outstanding at August 31, 2008	8,520	$10.36	6.8	$0.0
Vested and expected to vest at August 31, 2008	7,651	$10.94	6.6	$0.0
Exercisable at August 31, 2008	3,349	$12.76	4.4	$–

As of August 31, 2008, the total remaining unrecognized compensation expense related to unvested stock options expected to vest was $13.3 million and is expected to be recognized over a weighted average period of 2.2 years.

The company’s nonvested stock and nonvested stock unit activity is summarized in the table below.

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in millions)
Nonvested at February 29, 2008	4,319	$16.15
Granted	11	$2.63
Vested	(897)	$19.12
Forfeited	(534)	$17.28
Nonvested at August 31, 2008	2,899	$14.95	$5.2

Total unrecognized compensation expense related to nonvested stock and nonvested stock units at August 31, 2008, was $14.4 million and is expected to be recognized over a weighted average period of 1.2 years.

The company issues phantom stock units that are settled in cash at the end of the vesting period. At August 31, 2008, 2.7 million phantom stock units were outstanding. A total of 0.2 million phantom stock units with a three-year vesting period was awarded during the six months ended August 31, 2008. Based on the market value of the company’s common stock as of August 31, 2008, the total remaining unrecognized compensation expense for 2.1 million units expected to vest was $2.9 million and is expected to be recognized over a weighted average period of 2.3 years.

7.	Comprehensive Loss

Comprehensive loss consists of net loss and certain other items that are recorded directly to stockholders’ equity, net of deferred income taxes.  In addition to net loss, comprehensive loss includes foreign currency translation adjustments, adjustments to reflect the funded status of the company’s pension plans on the consolidated balance sheets, and unrealized gains and losses on available-for-sale securities.

The components of comprehensive loss, net of taxes, were as follows:

	Three Months Ended		Six Months Ended
	August 31		August 31
(Amounts in millions)	2008	2007	2008	2007
Net loss	$(239.2)	$(62.8)	$(404.0)	$(117.4)
Foreign currency translation adjustments	(21.3)	2.6	(23.2)	19.2
Other	(0.1)	0.1	(0.3)	0.1
Comprehensive loss	$(260.6)	$(60.1)	$(427.6)	$(98.1)

8.	Pension Plans

The company’s domestic segment has a noncontributory defined benefit pension plan and an unfunded nonqualified benefit restoration plan that restored retirement benefits for domestic segment senior executives who were affected by Internal Revenue Code limitations on benefits provided under the company’s defined benefit pension plan.  Both plans were amended to freeze benefit accruals effective February 28, 2005, except for select grandfathered participants who were at or near their early or normal retirement date.  Both plans were further amended to freeze benefit accruals for the grandfathered participants as of February 29, 2008.  As a result, all participants in the plans are no longer eligible to increase their benefits under the plans, but will retain any benefits accrued through the effective date of the plan amendments.

The components of net pension income for the plans were as follows:

	Three Months Ended		Six Months Ended
	August 31		August 31
(Amounts in millions)	2008	2007	2008	2007
Service cost	$–	$0.6	$–	$1.2
Interest cost	4.0	4.0	8.1	8.0
Expected return on plan assets	(5.5)	(5.2)	(11.0)	(10.4)
Recognized prior service cost	–	0.1	–	0.1
Recognized actuarial (gain) loss	(0.1)	0.4	(0.1)	0.7
Net pension income	$(1.5)	$(0.1)	$(3.0)	$(0.3)

The company did not make any contributions to the defined benefit pension plan during the six months ended August 31, 2008.  No contributions are required during fiscal 2009 under applicable law for this pension plan.  The company intends to make any contributions necessary to meet ERISA minimum funding standards and intends to make additional contributions as needed to ensure that the fair value of plan assets at February 28, 2009, is equal to or exceeds the accumulated benefit obligation.

A contribution of $0.8 million, which is equal to the expected benefit payments for fiscal 2009, is expected to be made to the restoration plan during fiscal 2009.  Benefit payments during the six months ended August 31, 2008, were $0.4 million.

9.	Asset Impairment Charges

Due to the company’s financial performance and the initiation by management of a comprehensive review of the business, the company evaluated its long-lived assets for potential impairment as of August 31, 2008.  The evaluation considered information available at August 31, 2008, and resulted in the determination that the carrying value of the fixed assets of some of its domestic segment stores would likely not be recovered through estimated future cash flows, considering assumptions regarding the expected lives of those assets.  As a result, in the second quarter of fiscal 2009, the company recorded impairment charges of $73.0 million to reduce the carrying value of the assets to their estimated fair value.

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

Net sales by reportable segment were as follows:

	Three Months Ended		Six Months Ended
	August 31		August 31
(Amounts in millions)	2008	2007	2008	2007
Domestic segment	$2,244.1	$2,511.4	$4,410.9	$4,888.3
International segment	147.3	132.5	281.6	241.2
Net sales	$2,391.4	$2,644.0	$4,692.5	$5,129.5

The (loss) earnings from continuing operations before income taxes by reportable segment were as follows:

	Three Months Ended		Six Months Ended
	August 31		August 31
(Amounts in millions)	2008	2007	2008	2007
Domestic segment	$(240.5)	$(130.2)	$(400.4)	$(216.6)
International segment	4.9	2.1	2.9	6.0
Loss from continuing operations before income taxes	$(235.7)	$(128.2)	$(397.5)	$(210.6)

The international segment’s earnings from continuing operations before income taxes for the three months and six months ended August 31, 2008, include a benefit of $4.3 million due to a correction of an immaterial amount related to goodwill impairment charges recorded in prior periods.

The international segment’s earnings from continuing operations before income taxes for the six months ended August 31, 2007, include a recovery of $7.5 million related to a former subsidiary.

Total assets by reportable segment were as follows:

	August 31,	February 29,
(Amounts in millions)	2008	2008
Domestic segment	$3,012.7	$3,335.7
International segment	387.4	410.3
Total assets	$3,400.1	$3,745.9

         The domestic segment net sales by category were as follows:

	Three Months Ended August 31				Six Months Ended August 31
	2008		2007		2008		2007
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Video	$925.6	41.2%	$948.2	37.8%	$1,815.0	41.2%	$1,882.2	38.5%
Information technology	649.4	28.9	774.7	30.8	1,240.8	28.1	1,403.3	28.7
Audio	268.3	12.0	325.8	13.0	530.9	12.0	660.7	13.5
Entertainment	233.8	10.4	267.1	10.6	495.9	11.2	539.7	11.1
Warranty, services and other(a)	167.1	7.5	195.6	7.8	328.4	7.5	402.5	8.2
Net sales	$2,244.1	100.0%	$2,511.4	100.0%	$4,410.9	100.0%	$4,888.3	100.0%

(a) Warranty, services and other includes extended warranty net sales; revenues from PC services, mobile installations, home theater installations and product repairs; net financing; and revenues from third parties for services subscriptions.

The international segment net sales by category were as follows:

	Three Months Ended August 31				Six Months Ended August 31
	2008		2007		2008		2007
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Video	$27.6	18.7%	$26.2	19.7%	$53.1	18.9%	$46.2	19.2%
Information technology	50.4	34.2	46.6	35.2	97.7	34.7	86.4	35.7
Audio	51.5	35.0	45.2	34.1	95.5	33.9	81.7	33.9
Entertainment	10.2	6.9	6.2	4.7	19.5	6.9	11.2	4.7
Warranty, services and other(a)	7.7	5.2	8.3	6.3	15.7	5.6	15.6	6.5
Net sales	$147.3	100.0%	$132.5	100.0%	$281.6	100.0%	$241.2	100.0%

 (a) Warranty, services and other includes extended warranty sales and product repair revenue.

12.	Supplemental Consolidated Statements of Cash Flows Information

The following table summarizes supplemental cash flow information.

	Six Months Ended
	August 31
(Amounts in millions)	2008	2007
Supplemental schedule of non-cash investing and financing activities:
Non-cash capital expenditures(a)	$22.6	$35.6
Capital lease obligations	$7.4	$5.2
Sale-leaseback receivables(a)	$8.5	$6.7

(a) Amounts disclosed in prior quarters reflected the change in the accrual and receivable balances rather than the balances related to non-cash transactions arising during the period.  Prior year amounts have been corrected to reflect the non-cash transactions for the period.  The correction did not impact the statements of cash flows in any period.

13.	Liquidity

For the six months ended August 31, 2008, the net loss from continuing operations was $404.0 million, which includes non-cash asset impairment charges of $73.0 million.  Cash, cash equivalents and short-term investments declined from $297.4 million at February 29, 2008, to $92.5 million at August 31, 2008, and borrowings under the company’s asset-based credit facility increased from $0 at February 29, 2008, to $215.0 million at August 31, 2008.  The decline in the company’s cash position was primarily driven by cash used to fund losses from operations, an increase in net-owned inventory and net cash used to purchase property and equipment, partially offset by net proceeds from short-term borrowings.

The company’s plans to manage its liquidity position in the remainder of fiscal 2009 include improving traffic, close rates and attachment rates, which would have a positive impact on both sales and margin; reducing projected capital expenditures below prior year levels; maintaining an intense focus on controlling expenses; and maintaining strong relationships with its vendors to ensure continued availability of vendor credit.  During the second quarter of fiscal 2009, the board of directors suspended the declaration and payment of quarterly cash dividends on the company’s common stock as part of its focus on conserving capital.  Additionally, the company is evaluating capital-related projects that have been planned for the second half of fiscal 2009 and for fiscal 2010.  Other than existing commitments, the company intends to suspend store openings beginning with fiscal 2010 in order to focus on improving the execution of the company’s business.

The company continuously reviews the relationships with its vendors in order to address issues that may arise from general macroeconomic conditions or from the company’s financial condition.  The company understands that the decisions that its vendors make with respect to the company may depend on factors that include their specific economic situations, the company’s risk profile and other factors, such as the availability of adequate credit insurance or their ability to factor their receivables from the company.  At any time, a vendor could change either the availability of vendor credit to the company or other terms under which it sells to the company, or both.  The company similarly reviews its cash requirements, working capital changes, capital expenditures and borrowing availability under its credit facility.  While some vendors have modified terms as a result of their specific decisions, based on the company’s current relationships and expectations with respect to future events, the company anticipates that its sources of liquidity will be sufficient to meet its obligations without the disposition of assets outside of the ordinary course of business or significant revisions of its planned operations through the remainder of fiscal 2009.  Significant changes in the credit limits or payment terms that the company has with its vendors or the incurrence of additional losses beyond its current expectations, however, could adversely impact the company’s liquidity.

14.	Subsequent Event

On September 22, 2008, the company and Philip J. Schoonover, chairman of the board, president and chief executive officer, terminated their employment relationship, effective immediately.  In connection with the termination of the employment relationship, the company has enforced the employment agreement between the parties that was effective as of October 4, 2004.  As provided in the employment agreement, Mr. Schoonover will forfeit stock options with respect to 1.1 million shares of common stock.  As of August 31, 2008, the unrecognized compensation expense associated with these forfeitures was $8.3 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a leading specialty retailer of consumer electronics, home office products, entertainment software, and related services. We have two reportable segments: our domestic segment and our international segment.

Our domestic segment is engaged in the business of selling brand-name and private-label consumer electronics, personal computers, entertainment software, and related services in our stores in the United States and via the Web at www.circuitcity.com and www.firedog.com.  At August 31, 2008, the domestic segment operated 705 Superstores and 9 outlet stores in 158 U.S. media markets.

Our international segment, which is comprised of the operations of InterTAN, Inc., is engaged in the business of selling private-label and brand-name consumer electronics in Canada.  The international segment’s headquarters are located in Barrie, Ontario, Canada, and it operates through retail stores and dealer outlets in Canada, primarily under the trade name The Source By Circuit CitySM.  At August 31, 2008, the international segment conducted business through 772 retail stores and dealer outlets, which consisted of 502 company-owned stores and 270 dealer outlets.  The international segment also operates a Web site at www.thesource.ca.  In February 2007, the board of directors authorized management to explore strategic alternatives for InterTAN, Inc., which could include the sale of the operation.

Effective January 28, 2007, we returned the management of 92 Rogers Plus® stores to Rogers Wireless Inc. Results from the Rogers Plus® stores are presented as results from discontinued operations for the three months and six months ended August 31, 2007.

In May 2008, we retained Goldman, Sachs & Co. to assist us in exploring strategic alternatives to enhance shareholder value. Management and the board of directors have thus far concluded that, while strategic options will always be explored as part of our fiduciary responsibility, given current market conditions, it is prudent to focus internally on improving our performance in order to operate as a standalone business.

Management’s Discussion and Analysis (MD&A) is designed to provide the reader of financial statements with a narrative discussion of our results of operations; financial position, liquidity and capital resources; critical accounting policies and significant estimates; and the impact of recently issued accounting standards. Our MD&A is presented in seven sections:

·	Executive Summary
·	Critical Accounting Policies
·	Results of Operations
·	Recent Accounting Pronouncements
·	Financial Condition
·	Financial Outlook
·	Forward-Looking Statements

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

EXECUTIVE SUMMARY

Fiscal 2009 Second Quarter Performance

·	Net sales declined 9.6 percent to $2.39 billion from $2.64 billion in the same period last fiscal year driven by a comparable store sales decline in the domestic segment.

·
In the domestic segment, direct channel sales, which include Web- and call center-originated sales, grew 1 percent, and firedogSM PC services and home theater installation revenues decreased 5 percent from the same period last fiscal year.  In the second quarter of last fiscal year, we posted direct channel sales growth of 20 percent, and firedogSM PC services and home theater installation revenues increased 22 percent.

·	Gross profit margin increased 63 basis points to 21.3 percent due primarily to higher merchandise margins as well as favorable mix shifts among product categories in the domestic segment.

·
SG&A expenses as a percentage of net sales increased 230 basis points from the same period last fiscal year, which primarily reflects the overall de-leveraging impact of lower sales in the domestic segment.

·	Asset impairment charges were $73.0 million, or 3.1 percent of net sales, for the second quarter of fiscal 2009.

·
The loss from continuing operations before income taxes was 9.9 percent of net sales compared with a loss from continuing operations before income taxes of 4.8 percent of net sales in the same period last year.

·
We reported a net loss from continuing operations of $239.2 million, or $1.45 per share, for the second quarter of fiscal 2009, compared with a net loss from continuing operations of $63.1 million, or $0.38 per share, in the same period last fiscal year.

Our results of operations may be sensitive to changes in general economic conditions that impact consumer spending, including discretionary spending for our products and services.  The economic turmoil that has arisen in the credit markets and in the housing markets during and following the second quarter of fiscal 2009 may suppress discretionary spending and other consumer purchasing habits and, as a result, adversely affect our results of operations.

CRITICAL ACCOUNTING POLICIES

See the discussion of critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2008 annual report on Form 10-K.  These policies relate to inventory valuation, goodwill, income taxes, accrued lease termination costs, stock-based compensation and pension plans.  During the second quarter of fiscal 2009, we recognized asset impairment charges related to our fixed assets and have concluded that asset impairment charges should be considered a critical accounting policy.

Asset Impairment Charges

We test long-lived assets for impairment when circumstances indicate the carrying amount of the asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to the estimated future undiscounted cash flows of the related asset group over its remaining life.  If the carrying amount of an asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to write the asset group down to estimated fair value.  Application of the impairment test for long-lived assets requires judgments, including the identification of the asset group, assessment of the probable remaining life of an asset and the determination of fair value of the asset group.

We estimate the fair value of an asset group using a discounted cash flows approach.  Applying this methodology requires significant management judgments, including estimation of future cash flows and selection of an appropriate discount rate.  Changes in these assumptions could materially affect the determination of fair value.

Due to our financial performance and our initiation of a comprehensive review of the business, we evaluated our long-lived assets for potential impairment as of August 31, 2008.  The evaluation considered information available at August 31, 2008, and resulted in the determination that the carrying value of the fixed assets of some of our domestic segment stores would likely not be recovered through estimated future cash flows, considering assumptions regarding the expected lives of those assets.  As a result, in the second quarter of fiscal 2009, the company recorded impairment charges of $73.0 million to reduce the carrying value of the assets to their estimated fair value.

We have begun certain software projects that have not been fully completed or implemented due to decisions to redirect investment spend.  Our investment in these projects was $71.0 million as of August 31, 2008.   We do not believe these assets are impaired due to our intent to restart the development and implementation of these projects in early fiscal 2010.  However, significant changes in our liquidity beyond our current expectations could result in further delays in the development and implementation of these projects, which could result in a change to our assessment regarding the recoverability of these assets in future periods.

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

FISCAL 2009 SEGMENT PERFORMANCE SUMMARY

	Three Months Ended August 31, 2008
	Domestic		International		Consolidated
(Dollar amounts in millions)	$	% of sales	$	% of sales	$	% of sales
Net sales	$2,244.1	100.0%	$147.3	100.0%	$2,391.4	100.0%
Gross profit	$461.1	20.5%	$47.9	32.5%	$509.0	21.3%
Selling, general and administrative expenses	$624.9	27.8%	$43.1	29.3%	$668.0	27.9%
Asset impairment charges	$73.0	3.3%	$–	–	$73.0	3.1%
(Loss) earnings from continuing operations before income taxes	$(240.5)	(10.7)%	$4.9	3.3%	$(235.7)	(9.9)%

	Six Months Ended August 31, 2008
	Domestic		International		Consolidated
(Dollar amounts in millions)	$	% of sales	$	% of sales	$	% of sales
Net sales	$4,410.9	100.0%	$281.6	100.0%	$4,692.5	100.0%
Gross profit	$895.2	20.3%	$92.5	32.9%	$987.7	21.0%
Selling, general and administrative expenses	$1,218.3	27.6%	$89.7	31.9%	$1,308.1	27.9%
Asset impairment charges	$73.0	1.7%	$–	–	$73.0	1.6%
(Loss) earnings from continuing operations before income taxes	$(400.4)	(9.1)%	$2.9	1.0%	$(397.5)	(8.5)%

FISCAL 2008 SEGMENT PERFORMANCE SUMMARY

	Three Months Ended August 31, 2007
	Domestic		International		Consolidated
(Dollar amounts in millions)	$	% of sales	$	% of sales	$	% of sales
Net sales	$2,511.4	100.0%	$132.5	100.0%	$2,644.0	100.0%
Gross profit	$497.5	19.8%	$48.5	36.6%	$546.0	20.7%
Selling, general and administrative expenses	$631.4	25.1%	$46.5	35.1%	$677.9	25.6%
(Loss) earnings from continuing operations before income taxes	$(130.2)	(5.2)%	$2.1	1.6%	$(128.2)	(4.8)%

	Six Months Ended August 31, 2007
	Domestic		International		Consolidated
(Dollar amounts in millions)	$	% of sales	$	% of sales	$	% of sales
Net sales	$4,888.3	100.0%	$241.2	100.0%	$5,129.5	100.0%
Gross profit	$1,017.9	20.8%	$88.2	36.6%	$1,106.2	21.6%
Selling, general and administrative expenses	$1,243.9	25.4%	$82.4	34.2%	$1,326.3	25.9%
(Loss) earnings from continuing operations before income taxes	$(216.6)	(4.4)%	$6.0	2.5%	$(210.6)	(4.1)%

Net Sales

Consolidated

For the second quarter of fiscal 2009, our net sales decreased 9.6 percent to $2.39 billion, and comparable store sales decreased 13.3 percent from the same period last fiscal year.  Net sales for the first six months of fiscal 2009 decreased 8.5 percent to $4.69 billion from $5.13 billion for the first six months of last fiscal year. Comparable store sales decreased 12.3 percent for the first six months of fiscal 2009.

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

Our major sales categories are

·	video, which includes televisions, imaging products, DVD hardware, camcorders, furniture, and related accessories;

·	information technology, which includes PC hardware, telecommunications products, and related accessories;

·	audio, which includes home audio, mobile audio, portable audio and navigation products, and related accessories;

·	entertainment, which includes movie software, music software, game software, game hardware and PC software; and

·
warranty, services and other, which includes extended warranty net sales; revenues from PC services, mobile installations, home theater installations and product repairs; net financing; and revenues received from third parties for services subscriptions.

Domestic Segment

For the second quarter of fiscal 2009, the domestic segment’s net sales were $2.24 billion, a decrease of 10.6 percent from the same period last fiscal year.  Comparable store sales decreased 14.4 percent, driven by a double-digit decline in traffic as compared to the same period last fiscal year.  During the second quarter of fiscal 2009, comparable store average ticket was nearly flat to last year.  The sub-category with the largest comparable store sales growth was large LCD televisions.  Digital television converter boxes and social gaming products also showed strong sales growth.  We had broad-based weakness across most other categories.  For the quarter, direct channel sales grew 1 percent.  The direct channel sales growth was lower than historical year-over-year growth due primarily to a less aggressive promotional stance during most of the second quarter as we seek to maximize gross profit.

For the six months ended August 31, 2008, the domestic segment’s net sales were $4.41 billion, a decrease of 9.8 percent over the same period last fiscal year.  Comparable store sales decreased 13.4 percent.

The domestic segment’s net sales represented by each major sales category for the periods ended August 31, 2008 and 2007, are shown in the following table.

NET SALES BY CATEGORY

	Three Months Ended August 31				Six Months Ended August 31
	2008		2007		2008		2007
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Video	$925.6	41.2%	$948.2	37.8%	$1,815.0	41.2%	$1,882.2	38.5%
Information technology	649.4	28.9	774.7	30.8	1,240.8	28.1	1,403.3	28.7
Audio	268.3	12.0	325.8	13.0	530.9	12.0	660.7	13.5
Entertainment	233.8	10.4	267.1	10.6	495.9	11.2	539.7	11.1
Warranty, services and other	167.1	7.5	195.6	7.8	328.4	7.5	402.5	8.2
Net sales	$2,244.1	100.0%	$2,511.4	100.0%	$4,410.9	100.0%	$4,888.3	100.0%

In the video category, we generated a high-single-digit comparable store sales decrease in the second quarter.  Comparable store sales of flat panel televisions increased by a low-single-digit percentage.  Total television comparable store sales decreased by a high-single-digit percentage, as significant comparable store sales decreases in projection and tube televisions more than offset the flat panel television increase.  Comparable store sales of digital imaging products and accessories, camcorders and DVD hardware decreased by double digits.  Comparable store sales of digital television converter boxes, which were not available for sale last year, offset approximately 300 basis points of the video category’s comparable store sales decline.

In the information technology category, we generated a double-digit comparable store sales decrease in the second quarter.  Comparable store sales of notebook computers and desktop computers declined by double digits.  Unit declines in computers resulted in part from a sales mix shift toward higher-level products that contributed to an improved gross margin rate in the category.

In the audio category, we generated a double-digit comparable store sales decline in the second quarter.  Comparable store sales of mobile, portable digital audio and home audio products declined by double digits.  Comparable store sales of navigation products decreased by a high-single-digit percentage.

In the entertainment category, we generated a double-digit comparable store sales decrease in the second quarter.  Comparable store sales of video gaming products declined by a low-single-digit percentage.  Comparable store sales of video software and music software declined by double digits.

Domestic segment extended warranty net sales were $61.7 million, or 2.7 percent of domestic segment net sales, in the second quarter, compared with $67.0 million, or 2.7 percent of domestic segment net sales, in the same period last year.  firedogSM PC services and home theater installation revenues decreased 5 percent to $60.2 million from $63.6 million in the same period last year as growth in the home theater installation business was more than offset by a decline in the PC services business.

The following table provides the number of our domestic segment stores:

DOMESTIC SEGMENT STORE MIX

	Aug. 31, 2008	Feb. 29, 2008	Aug. 31, 2007
Superstores	705	682	652
Other stores	9	11	13
Total domestic segment stores	714	693	665

International Segment

The international segment’s net sales increased 11.2 percent to $147.3 million for the second quarter of fiscal 2009, compared with $132.5 million for the second quarter of last fiscal year.  The increase was driven by the comparable store sales increase of 11.2 percent in local currency and the favorable impact of fluctuations in foreign currency exchange rates of 3.0 percent.  Sales growth was strongest in navigation and video gaming products.  This increase was partially offset by the impact of the year-over-year net decrease of 28 retail stores and dealer outlets.

For the six months ended August 31, 2008, net sales for the international segment increased 16.8 percent to $281.6 million from $241.2 million in the same period last year. The increase was driven by the comparable store sales increase of 10.9 percent in local currency and the favorable impact of fluctuations in foreign currency exchange rates of 7.9 percent.

NET SALES BY CATEGORY

	Three Months Ended August 31				Six Months Ended August 31
	2008		2007		2008		2007
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Video	$27.6	18.7%	$26.2	19.7%	$53.1	18.9%	$46.2	19.2%
Information technology	50.4	34.2	46.6	35.2	97.7	34.7	86.4	35.7
Audio	51.5	35.0	45.2	34.1	95.5	33.9	81.7	33.9
Entertainment	10.2	6.9	6.2	4.7	19.5	6.9	11.2	4.7
Warranty, services and other	7.7	5.2	8.3	6.3	15.7	5.6	15.6	6.5
Net sales	$147.3	100.0%	$132.5	100.0%	$281.6	100.0%	$241.2	100.0%

INTERNATIONAL SEGMENT STORE MIX

	Aug. 31, 2008	Feb. 29, 2008	Aug. 31, 2007
Company-owned stores	502	502	508
Dealer outlets	270	277	291
Battery Plus® store	–	–	1
Total international segment stores	772	779	800

Gross Profit Margin

Consolidated

The gross profit margin was 21.3 percent of net sales in the second quarter of fiscal 2009, compared with 20.7 percent for the same period last fiscal year, an increase of 63 basis points.  The domestic segment and international segment contributed 46 basis points and 17 basis points, respectively, to the increase in the consolidated gross profit margin.

For the first six months of fiscal 2009, the gross profit margin was 21.0 percent of net sales, compared with 21.6 percent for the same period last fiscal year, a decrease of 52 basis points.  The domestic segment contributed 77 basis points to the 52 basis point decrease in the consolidated gross profit margin.  The international segment favorably impacted the consolidated gross profit margin decrease by 25 basis points.

Domestic Segment

The domestic segment’s gross profit margin was 20.5 percent of domestic segment net sales in the second quarter of fiscal 2009, compared with 19.8 percent for the same period last fiscal year, an increase of 74 basis points.  The increase was driven primarily by an increase of 101 basis points in merchandise margins as a percent of domestic segment net sales.  The higher merchandise margins were driven primarily by increases in the product margins of televisions and related products and PC hardware.  Also contributing to the increase were favorable mix shifts among product categories, particularly the decrease in PC hardware sales.  A decrease in shrink of 12 basis points contributed to the 101 basis point increase in merchandise margins.

For the first half of fiscal 2009, the domestic segment's gross profit margin was 20.3 percent of domestic segment net sales, compared with 20.8 percent for the same period last fiscal year, a decline of 53 basis points.  The decrease was driven primarily by a decrease in extended warranty net sales as a percent of domestic segment net sales and shrink.  The decrease was partially offset by increases in the product margins of televisions and related products and PC hardware.

International Segment

The international segment’s gross profit margin was 32.5 percent of international segment net sales in the second quarter of fiscal 2009, compared with 36.6 percent for the same period last fiscal year, a decline of 408 basis points.  The decrease primarily resulted from margin rate declines in commoditizing categories, a mix shift reflecting strong sales growth in lower-margin categories and targeted clearance activities.

For the first half of fiscal 2009, the international segment's gross profit margin was 32.9 percent of net sales, compared with 36.6 percent for the same period last fiscal year.  The decrease primarily resulted from margin rate declines in commoditizing categories, a mix shift reflecting strong sales growth in lower-margin categories and targeted clearance activities.

Selling, General and Administrative Expenses

Consolidated

	Three Months Ended August 31				Six Months Ended August 31
	2008		2007		2008(b)		2007
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Store expenses	$561.9	23.5%	$566.1	21.4%	$1,098.0	23.4%	$1,122.9	21.9%
General and administrative expenses(a)	86.5	3.6	99.3	3.8	179.2	3.8	184.8	3.6
Stock-based compensation expense	4.5	0.2	5.7	0.2	8.1	0.2	10.2	0.2
Remodel expenses	–	–	0.0	0.0	0.0	0.0	(0.0)	(0.0)
Relocation expenses	5.8	0.2	3.4	0.1	6.8	0.1	4.5	0.1
Pre-opening expenses	9.4	0.4	3.4	0.1	15.9	0.3	3.9	0.1
Total	$668.0	27.9%	$677.9	25.6%	$1,308.1	27.9%	$1,326.3	25.9%

(a) General and administrative expenses for the three months and six months ended August 31, 2008, include a benefit of $4.3 million due to the correction of an immaterial amount related to goodwill impairment charges recorded in prior periods for the international segment.

(b) Immaterial amounts that relate to the first quarter of fiscal 2009 have been reclassified from general and administrative expenses to store expenses and are reflected in the six month period ended August 31, 2008.

Selling, general and administrative expenses were 27.9 percent of consolidated net sales in the second quarter of fiscal 2009, compared with 25.6 percent for the same period last year, an increase of 230 basis points.  The domestic segment and international segment contributed 225 basis points and 4 basis points, respectively, to the increase in the consolidated expense-to-sales ratio.

For the first half of fiscal 2009, selling, general and administrative expenses as a percentage of sales increased 202 basis points from the same period last year.  The domestic segment and international segment contributed 171 basis points and 31 basis points, respectively, to the increase in the consolidated expense-to-sales ratio.

Domestic Segment

	Three Months Ended August 31				Six Months Ended August 31
	2008		2007		2008(a)		2007
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Store expenses	$519.7	23.2%	$527.4	21.0%	$1,015.3	23.0%	$1,051.5	21.5%
General and administrative expenses	85.7	3.8	91.7	3.7	172.5	3.9	174.1	3.6
Stock-based compensation expense	4.3	0.2	5.6	0.2	7.8	0.2	9.9	0.2
Remodel expenses	–	–	0.0	0.0	0.0	0.0	(0.0)	(0.0)
Relocation expenses	5.8	0.3	3.4	0.1	6.8	0.2	4.5	0.1
Pre-opening expenses	9.4	0.4	3.4	0.1	15.9	0.4	3.9	0.1
Total	$624.9	27.8%	$631.4	25.1%	$1,218.3	27.6%	$1,243.9	25.4%

(a) Immaterial amounts that relate to the first quarter of fiscal 2009 have been reclassified from general and administrative expenses to store expenses and are reflected in the six month period ended August 31, 2008.

For the three months ended August 31, 2008, the domestic segment’s expense-to-sales ratio increased 271 basis points from the prior year’s rate.  In dollars, domestic segment selling, general and administrative expenses declined from the prior year despite an increase of 49 domestic segment stores, net of closings.  The increase in the expense-to-sales ratio primarily reflects the overall de-leveraging impact of lower sales, a 182 basis point increase in expenses related to the 76 new and relocated domestic segment Superstores that have opened during the past 12 months and a 67 basis point increase in marketing expenses.

For the six months ended August 31, 2008, the domestic segment's expense-to-sales ratio increased 217 basis points from the prior year’s rate.  The increase primarily reflects the de-leveraging impact of lower sales, a 156 basis point increase in expenses related to the 76 new and relocated domestic segment Superstores that have opened during the past 12 months and a 39 basis point increase in marketing expenses.

International Segment

	Three Months Ended August 31				Six Months Ended August 31
	2008		2007		2008(b)		2007
(Dollar amounts in millions)	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Store expenses	$42.2	28.7%	$38.8	29.3%	$82.8	29.4%	$71.4	29.6%
General and administrative expenses(a)	0.7	0.5	7.5	5.7	6.6	2.4	10.7	4.4
Stock-based compensation expense	0.1	0.1	0.2	0.1	0.3	0.1	0.3	0.1
Total	$43.1	29.3%	$46.5	35.1%	$89.7	31.9%	$82.4	34.2%

(a) General and administrative expenses for the three months and six months ended August 31, 2008, include a benefit of $4.3 million due to the correction of an immaterial amount related to goodwill impairment charges recorded in prior periods.

(b) Immaterial amounts that relate to the first quarter of fiscal 2009 have been reclassified from general and administrative expenses to store expenses and are reflected in the six month period ended August 31, 2008.

For the three months ended August 31, 2008, the international segment’s expense-to-sales ratio decreased 583 basis points from the prior year’s rate primarily due to a benefit of $4.3 million related to goodwill and the leveraging impact of higher sales.  The segment also had lower advertising and consulting expenses.

For the six months ended August 31, 2008, the international segment’s expense-to-sales ratio decreased 229 basis points from the prior year’s rate primarily due to a benefit of $4.3 million related to goodwill and the leveraging impact of higher sales.  The decrease was partially offset by a $7.5 million recovery related to a former subsidiary, reducing fiscal 2008 general and administrative expenses.  The recovery, which was not repeated in fiscal 2009, negatively impacted the expense-to-sales ratio decrease by 311 basis points.

Asset Impairment Charges

Due to our financial performance and our initiation of a comprehensive review of the business, we evaluated our long-lived assets for potential impairment as of August 31, 2008.  The evaluation considered information available at August 31, 2008, and resulted in the determination that the carrying value of the fixed assets of some of our domestic segment stores would likely not be recovered through estimated future cash flows, considering assumptions regarding the expected lives of those assets.  As a result, in the second quarter of fiscal 2009, we recorded impairment charges of $73.0 million to reduce the carrying value of the assets to their estimated fair value.

Income Tax Expense

For the second quarter of fiscal 2009, we recorded income tax expense of $3.5 million related to state and foreign taxes as well as discrete items.  During the six months ended August 31, 2008, we recorded income tax expense of $6.5 million comprised primarily of state and foreign income tax expense and discrete items.  Due to our valuation allowance against the net deferred tax assets of our U.S. operations, we do not expect to incur significant income tax expense or benefit, excluding discrete items, associated with the domestic segment during fiscal 2009.

Net Loss from Continuing Operations

The net loss from continuing operations was $239.2 million, or $1.45 per share, in the three months ended August 31, 2008, compared with a net loss from continuing operations of $63.1 million, or $0.38 per share, in the same period last fiscal year.

For the six months ended August 31, 2008, the net loss from continuing operations was $404.0 million, or $2.45 per share, compared with the net loss from continuing operations of $117.9 million, or $0.71 per share, for the same period last fiscal year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

As permitted under transition rules by the Financial Accounting Standards Board (“FASB”), we partially adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” as of March 1, 2008, on a prospective basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we delayed the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until March 1, 2009. The partial adoption of SFAS No. 157 did not have an impact on our financial position, results of operations or cash flows. The full adoption of SFAS No. 157 is not expected to have a material effect on our financial position, results of operations or cash flows.

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

On March 1, 2008, we adopted Emerging Issues Task Force Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), on a prospective basis. This Issue requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital.  During the first six months of fiscal 2009, the income tax benefit of these dividends could not be recognized because we have recorded a full valuation allowance against the net deferred tax assets of our U.S. operations.  Thus, the adoption of EITF 06-11 did not have an impact on our financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles.  This FSP is effective for us as of March 1, 2009, and will be applied prospectively to future business combinations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  This FSP will be effective for us beginning with the first quarter of fiscal 2010 and will be applied retrospectively.  We are currently evaluating the impact of adopting FSP EITF 03-6-1.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the six months ended August 31, 2008 and 2007:

	Six Months Ended
	August 31
(Amounts in millions)	2008	2007
Net cash (used in) provided by:
Operating activities	$(346.3)	$(133.3)
Investing activities	(73.2)	178.4
Financing activities	215.5	(69.1)
Discontinued operations	–	12.2
Effect of exchange rate changes on cash	(0.7)	1.5
Decrease in cash and cash equivalents	$(204.8)	$(10.2)

Operating Activities
For the six months ended August 31, 2008, net cash used in operating activities was $346.3 million, compared with net cash used in operating activities of $133.3 million in the six months ended August 31, 2007.  The change was due primarily to a net loss, adjusted for non-cash items, of $230.8 million for the six months ended August 31, 2008, compared with a net loss, adjusted for non-cash items, of $78.1 million for the six months ended August 31, 2007. Also driving the change was cash used for net-owned inventory of $100.3 million for the six months ended August 31, 2008, compared with cash used for net-owned inventory of $2.3 million for the six months ended August 31, 2007.

Investing Activities
Net cash used in investing activities was $73.2 million for the six months ended August 31, 2008, compared with net cash provided by investing activities of $178.4 million for the six months ended August 31, 2007.  The change was due primarily to a decrease in net sales and maturities of investment securities, partially offset by a decrease in purchases of property and equipment.

Financing Activities
For the six months ended August 31, 2008, net cash provided by financing activities was $215.5 million, compared with net cash used in financing activities of $69.1 million in the six months ended August 31, 2007.  The change was due primarily to an increase in the net cash provided by net proceeds from short-term borrowings during the first half of fiscal 2009.

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

At August 31, 2008, we had $215.0 million of borrowings related to the domestic segment and $84.0 million of outstanding letters of credit, leaving $795.4 million available for borrowing under the credit facility.  At August 31, 2007, we had outstanding letters of credit of $58.1 million and no borrowings, leaving $441.9 million available for borrowing under the previous revolving credit facility.  We were in compliance with all covenants as of August 31, 2008.

The board of directors previously has authorized the repurchase of up to $1.2 billion of common stock, of which $233.7 million remained available at August 31, 2008.  We did not repurchase common stock during the six months ended August 31, 2008.  During the six months ended August 31, 2007, we used cash to repurchase 2.5 million shares of common stock at an average price of $18.68 per share, for a total price of $46.7 million, excluding commission fees.  As of August 31, 2008, we had repurchased 60.4 million shares of common stock at an average price of $16.01 per share, for a total price of $966.3 million, excluding commission fees, cumulatively since inception of the stock repurchase program.

On June 19, 2008, we announced that our board of directors has suspended the declaration and payment of quarterly cash dividends on our common stock, effective immediately.

Net-owned Inventory
Merchandise inventory decreased to $1.51 billion at August 31, 2008, from $1.57 billion at February 29, 2008. Net-owned inventory increased by $93.0 million from February 29, 2008, to August 31, 2008.  Domestic segment net-owned inventory increased by $111.2 million from February 29, 2008, to August 31, 2008, driven by a decrease in merchandise payable that exceeded the decrease in inventory.  The payable decrease occurred as weak sales performance resulted in slower inventory turns.

Capital Expenditures
Capital expenditures, net of landlord reimbursements, were $79.2 million in the six months ended August 31, 2008, compared with $133.2 million in the same period last fiscal year. The decrease in capital expenditures was driven primarily by a decrease in information technology investments.

Sources of Liquidity
Our primary sources of liquidity include borrowings under the credit facility, available cash and cash equivalents and landlord reimbursements for store construction.  The facility contains representations and warranties, conditions, covenants and events of default that are customary for this type of credit facility; however, it contains no financial covenants.  It places limitations on specific uses of borrowings, including for dividends, stock repurchases and acquisitions.  We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.  We will continue to evaluate funding alternatives as necessary to support liquidity needs.

Expected uses of cash in the remainder of fiscal 2009 include contractual obligations and funds required to support our operating activities, including the annual increase in our inventory levels in advance of the holiday season. Potential uses of cash that are subject to our discretion include capital expenditures, primarily for new store construction, store relocations, information technology systems and existing store updates.

For the six months ended August 31, 2008, the net loss from continuing operations was $404.0 million, which includes non-cash asset impairment charges of $73.0 million.  Cash, cash equivalents and short-term investments declined from $297.4 million at February 29, 2008, to $92.5 million at August 31, 2008, and borrowings under our asset-based credit facility increased from $0 at February 29, 2008, to $215.0 million at August 31, 2008.  The decline in our cash position was primarily driven by cash used to fund losses from operations, an increase in net-owned inventory and net cash used to purchase property and equipment, partially offset by net proceeds from short-term borrowings.

Our plans to manage our liquidity position in the remainder of fiscal 2009 include improving our traffic, close rates and attachment rates, which would have a positive impact on both sales and margin; reducing projected capital expenditures below prior year levels; maintaining an intense focus on controlling expenses; and maintaining strong relationships with our vendors to ensure continued availability of vendor credit.  During the second quarter of fiscal 2009, the board of directors suspended the declaration and payment of quarterly cash dividends on our common stock as part of the focus on conserving capital.  Additionally, we are evaluating capital-related projects that have been planned for the second half of fiscal 2009 and for fiscal 2010.  Other than existing commitments, we intend to suspend store openings beginning with fiscal 2010 in order to focus on improving the execution of our business.

We continuously review the relationships with our vendors in order to address issues that may arise from general macroeconomic conditions or from our financial condition.  We understand that the decisions that our vendors make with respect to us may depend on factors that include their specific economic situations, our risk profile and other factors, such as the availability of adequate credit insurance or their ability to factor their receivables from us.  At any time, a vendor could change either the availability of vendor credit to us or other terms under which it sells to us, or both.  We similarly review our cash requirements, working capital changes, capital expenditures and borrowing availability under our credit facility.  While some vendors have modified terms as a result of their specific decisions, based on our current relationships and expectations with respect to future events, we anticipate that our sources of liquidity will be sufficient to meet our obligations without the disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through the remainder of fiscal 2009.  Significant changes in the credit limits or payment terms that we have with our vendors or the incurrence of additional losses beyond our current expectations, however, could adversely impact our liquidity.

FINANCIAL OUTLOOK

Given the initiatives underway and the comprehensive review that we are undergoing, we believe it is prudent to withdraw our previous fiscal 2009 financial outlook at this time.

We continue to expect to open 45 to 55 new and relocated domestic segment Superstores in fiscal 2009.  Domestic segment Superstore openings estimates are shown in the following table.  The timing of store openings depends upon a number of factors and can change during the year.

DOMESTIC SEGMENT SUPERSTORE OPENINGS ESTIMATES

	Q1(a)	Q2(a)	Q3	Q4	FY09
Incremental Superstores	5	17	14-18	2-5	38-45
Relocated Superstores	–	7	0-2	0-1	7-10
Total Superstore openings	5	24	14-20	2-6	45-55

(a) First and second quarter openings are actual.  In February 2008, we closed one store in advance of opening a replacement store in the second quarter of fiscal 2009.  The replacement store is included in relocations for the second quarter of fiscal 2009.

Other than existing commitments, we intend to suspend store openings beginning with fiscal 2010 in order to focus on improving the execution of our business.

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

·
changes in the amount and degree of competition, pricing and promotional pressure exerted by current competitors and potential new competition from competitors using either similar or alternative methods or channels of distribution such as the Internet, telephone shopping services and mail order;

·	effectiveness of our advertising and marketing programs for increasing consumer traffic and sales;

·	our response to pricing and promotional activities of our competitors;

·	the success of our initiatives with respect to the upcoming holiday season;

·	the impact of decisions made regarding the ongoing comprehensive review of our business;

·	the lack of availability or access to sources of inventory or the loss or disruption in supply from one of our major suppliers;

·	the impact of a significant change in the relationships or credit terms with key vendors;

·	our ability to reduce our overall cost and expense structure and to maintain cost reductions while continuing to grow sales;

·	our ability to control and leverage expenses as a percentage of sales;

·
changes in general economic conditions including, but not limited to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, personal discretionary spending levels, trends in consumer retail spending (both in general and in our product categories), unemployment and consumer sentiment about the economy in general;

·	the level of consumer response to new products or product features in the merchandise categories we sell and changes in our merchandise sales mix;

·	the pace of commoditization of digital products;

·	the impact of inventory and supply chain management initiatives on inventory levels and profitability;

·	our ability to generate sales and margin growth through expanded services offerings;

·	the impact of new products and product features on the demand for existing products and the pricing and profit margins associated with the products we sell;

·	significant changes in retail prices for products and services we sell;

·	changes in availability or cost of financing for working capital and capital expenditures, including financing to support development of our business;

·	our inability to liquidate excess inventory should excess inventory develop;

·	our inability to maintain sales and profitability improvement programs for our Circuit City Superstores;

·	our ability to continue to generate strong sales growth through our direct sales channel;

·	the availability of appropriate real estate locations for relocations and new stores;

·	the cost and timeliness of new store openings and relocations;

·	consumer reaction to new store locations and changes in our store design and merchandise;

·	our ability and the ability of Chase Card Services to successfully market and promote the third party credit card program being offered by Chase Card Services;

·	the extent to which customers respond to promotional financing offers and the types of promotional terms we offer;

·	our ability to attract and retain an effective management team or changes in the costs or availability of a suitable work force to manage and support our service-driven operating strategies;

·	the impact of initiatives related to upgrading merchandising, marketing and information systems on revenue and operating margin and the costs associated with these investments;

·	changes in production or distribution costs or costs of materials for our advertising;

·
the imposition of new restrictions or regulations regarding the sale of products and/or services we sell, changes in tax rules and regulations applicable to the imposition of new environmental restrictions, regulations or laws or the discovery of environmental conditions at current or future locations, or any failure to comply with such laws or any adverse change in such laws;

·	the impact of any strategic alternatives that we may pursue;

·	the outcome of our review of strategic alternatives for our international segment;

·	the timely production and delivery of private-label merchandise and level of consumer demand for those products;

·	reduced investment returns or other changes relative to the assumptions for our pension plans that impact our pension expense;

·	the availability of sources of liquidity to fund capital expenditures and working capital;

·	changes in our anticipated cash flow and liquidity;

·	whether, when and in what amounts share repurchases may be made under our stock buyback program;

·	adverse results in litigation matters;

·	currency exchange rate fluctuations between Canadian and U.S. dollars and other currencies;

·	the global regulatory and trade environment;

·	the disruption of global, national or regional transportation systems; and

·
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

Inventory Purchases

A portion of InterTAN’s purchases are from vendors requiring payment in U.S. dollars.  Accordingly, there is risk that the value of the Canadian dollar could fluctuate relative to the U.S. dollar from the time the goods are ordered until payment is made.  InterTAN’s management monitors the foreign exchange risk associated with its U.S. dollar open orders on a regular basis by reviewing the amount of such open orders; exchange rates, including forecasts from major financial institutions; local news; and other economic factors.  At August 31, 2008, U.S. dollar open purchase orders totaled approximately $11.9 million.  A 10 percent decline in the value of the Canadian dollar would result in an increase in product cost of approximately $1.2 million for those orders.  The incremental cost of such a decline in currency values, if incurred, would be reflected in higher cost of sales in future periods.  In these circumstances, management would take product pricing action, to the degree commercially feasible.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the company’s management, including the principal executive officer and chief financial officer, the company has evaluated the effectiveness of its “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q.  Based upon the evaluation, the principal executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective as of August 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended August 31, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about common stock repurchases by or on behalf of the company during the quarter ended August 31, 2008:

	Total Number of Shares Purchased(a) (in thousands)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(b) (in millions)
June 1 – June 30, 2008	–	$–	–	$233.7
July 1 – July 31, 2008	261	$2.89	–	$233.7
August 1 – August 31, 2008	11	$2.03	–	$233.7
Total fiscal 2009 second quarter	272	$2.86	–

(a) These columns reflect shares of common stock withheld to pay tax withholding obligations for employees in connection with the vesting of stock awards. These shares are not considered part of the share repurchase program described in (b) below.

(b) In January 2003, the company announced that the board of directors had authorized the repurchase of up to $200 million of common stock.  In June 2004, the company announced a $200 million increase in its stock repurchase authorization, raising the repurchase capacity to $400 million.  In March 2005, the company announced a $400 million increase in its stock repurchase authorization, raising the repurchase capacity to $800 million.  In June 2006, the company announced a $400 million increase in its stock repurchase authorization, raising the repurchase capacity to $1.2 billion.  There is no expiration date under the authorization.  At August 31, 2008, $233.7 million remained available for stock repurchases under the $1.2 billion stock repurchase authorization.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2008, the company entered into an agreement with Wattles Capital Management, LLC, Mark J. Wattles, James A. Marcum, Elliott Wahle, Don R. Kornstein, Anthony Bergamo and Alexander M. Bond in order to avoid a proxy solicitation contest pertaining to the election of directors to the company’s Board of Directors at the annual meeting of the company’s shareholders and certain other proposals.  Information on this agreement was included in the company’s proxy statement for the 2008 annual meeting of shareholders, as filed with the Securities and Exchange Commission on May 29, 2008, under the heading “Information Concerning the Board of Directors and its Committees – Agreement with Wattles Capital Management.”

The annual meeting of the company’s shareholders was held on June 24, 2008.

(1)
At the annual meeting, the shareholders of the company voted to approve an increase in the number of directors from 12 to 15.  There were 124,791,941 votes for, 9,932,883 votes against, and 778,944 abstentions.

(2)
At the annual meeting, the shareholders of the company elected Carolyn H. Byrd, Lyle G. Heidemann, Alan Kane, J. Patrick Spainhour, and Elliott Wahle as directors for a three-year term, Don R. Kornstein and Ronald L. Turner as directors for a two-year term, and James A. Marcum as director for a one-year term.  The elections were approved by the following votes:

Directors	For	Against	Abstain
Carolyn H. Byrd	125,550,698	8,773,237	1,179,833
Lyle G. Heidemann	126,289,114	8,031,622	1,183,032
Alan Kane	122,563,201	11,768,759	1,171,808
Don R. Kornstein	128,360,986	6,071,448	1,071,334
James A. Marcum	128,485,465	5,927,909	1,090,394
J. Patrick Spainhour	126,440,843	7,944,845	1,118,080
Ronald L. Turner	126,459,914	7,944,904	1,098,950
Elliott Wahle	127,813,409	6,612,667	1,077,692

(3)
At the annual meeting, the shareholders of the company voted to approve the company’s 2008 Annual Performance-Based Incentive Plan.  There were 113,878,887 votes for, 9,552,563 votes against, and 12,072,318 abstentions.

(4)
At the annual meeting, the shareholders of the company voted to ratify the appointment of KPMG LLP as the company’s independent registered public accounting firm for fiscal year 2009.  There were 132,284,630 votes for, 2,468,377 votes against, and 750,761 abstentions.

ITEM 6.  EXHIBITS

Articles of Incorporation and Bylaws

3.1
Circuit City Stores, Inc. Amended and Restated Articles of Incorporation, effective February 3, 1997, as amended through August 16, 2005, filed as Exhibit 3.1 to the company’s Form 8-A/A filed September 13, 2005 (File No. 1-5767), are expressly incorporated herein by this reference.

3.2
Circuit City Stores, Inc. Bylaws, as amended September 22, 2008, filed as Exhibit 3.1 to the company’s Current Report on Form 8-K filed on September 25, 2008 (File No. 1-5767), are expressly incorporated herein by this reference.

Material Contracts

10.1
Circuit City Stores, Inc. 2008 Annual Performance-Based Incentive Plan, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on June 30, 2008 (File No. 1-5767), is expressly incorporated herein by this reference.

10.2
Offer letter from Circuit City Stores, Inc. to James A. Marcum dated August 8, 2008, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on August 19, 2008 (File No. 1-5767), is expressly incorporated herein by this reference.

10.3
Employment Agreement by and between Circuit City Stores, Inc. and James A. Marcum, effective as of August 18, 2008, filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed on August 19, 2008 (File No. 1-5767), is expressly incorporated herein by this reference.

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

CIRCUIT CITY STORES, INC.
(Registrant)

Date: September 29, 2008	By:	/s/ James A. Marcum
James A. Marcum
Vice Chairman and Acting President and Chief Executive Officer

Date: September 29, 2008	By:	/s/ Bruce H. Besanko
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

3.2
Circuit City Stores, Inc. Bylaws, as amended September 22, 2008, filed as Exhibit 3.1 to the company’s Current Report on Form 8-K filed on September 25, 2008 (File No. 1-5767), are expressly incorporated herein by this reference.

Material Contracts

10.1
Circuit City Stores, Inc. 2008 Annual Performance-Based Incentive Plan, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on June 30, 2008 (File No. 1-5767), is expressly incorporated herein by this reference.

10.2
Offer letter from Circuit City Stores, Inc. to James A. Marcum dated August 8, 2008, filed as Exhibit 10.1 to the company’s Current Report on Form 8-K filed on August 19, 2008 (File No. 1-5767), is expressly incorporated herein by this reference.

10.3
Employment Agreement by and between Circuit City Stores, Inc. and James A. Marcum, effective as of August 18, 2008, filed as Exhibit 10.2 to the company’s Current Report on Form 8-K filed on August 19, 2008 (File No. 1-5767), is expressly incorporated herein by this reference.

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